Form 10-K405
ALEXANDERS INC
filed 1995-03-31
CIK 3499

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                        Commission file number:  1-6064

                              ALEXANDER'S, INC.
                           -----------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                                  51-01-00517
             -------------------------------                              -----------------------
             (State or other jurisdiction of                                (I.R.S. Employer
              incorporation or organization)                               Identification No.)

        31 West 34th Street, New York, New York                                   10001
        -----------------------------------------                              ------------
          (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:    (212) 760-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------

Common Stock, $1 par value           New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

                 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X      No
                                                       ------      ------

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                 The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the New York Stock Exchange on March 16, 1995 was approximately $112,038,000.

                      Exhibit Index is located on Page 37.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS


                 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.    Yes   X     No
                                          ------     ------

                 5,000,850 shares of the Registrant's common stock, par value $1 per share, were outstanding as of March 16, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                 The portions of Proxy Statement for Annual Meeting of Shareholders to be held May 25, 1995 are incorporated by reference in Part III hereof.

                               Table of Contents


                 Item                                                                         PAGE
                 ----                                                                         ----
PART I.             1.    Business                                                             4

                    2.    Properties                                                          18

                    3.    Legal Proceedings                                                   19

                    4.    Submission of Matters to a Vote of Security Holders                 19

                          Executive Officers of the Company (2)                               20

PART II.            5.    Market for Registrant's Common
                          Equity and Related Stockholder Matters                              21

                    6.    Selected Financial Data                                             22

                    7.    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                       23

                    8.    Financial Statements and Supplementary Data                         27

                    9.    Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure                              27

PART III.          10.    Directors and Executive Officers of the Registrant                  (1)

                   11.    Executive Compensation                                              (1)

                   12.    Security Ownership of Certain                                       (1)
                          Beneficial Owners and Management

                   13.    Certain Relationships and Related Transactions                      (1)

PART IV.           14.    Exhibits, Financial Statement
                          Schedules, and Reports on Form 8-K                                  30

SIGNATURES


(1) These items are omitted because the Company will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1994.

(2) Information relating to Executive Officers of the Registrant appears on page 20 of this Annual Report on Form 10-K.

                                     PART I


Item 1.            Business

GENERAL

                   Alexander's, Inc. ("Alexander's") is a Delaware corporation whose earliest predecessor corporation was organized in 1928. Unless otherwise required by the context, Alexander's and its consolidated subsidiaries are referred to herein as the "Company".

                   On May 15, 1992 (the "Petition Date"), Alexander's and sixteen of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under chapter 11 of the United States Bankruptcy Code, 11 U.S.C. Sections
101 et seq. (the "Bankruptcy Code") in the United States Bankruptcy
Court for the Southern District of New York (the "Bankruptcy Court"). On May 14, 1993, the Company filed a Joint Plan of Reorganization (as amended and restated on July 21, 1993, and modified thereafter, the "Plan"), which allowed the Company to emerge from bankruptcy and continue operating as a real estate company. On September 21, 1993 (the "Confirmation Date"), the Bankruptcy Court confirmed the Plan, which provided for general unsecured creditors of the Company to receive cash in full for their allowed claims, together with interest on such claims, upon the successful effectuation of the Plan.

                   On March 1, 1995, the Bankruptcy Court approved a $75 million secured financing, a portion of the proceeds from which were to pay the balance due and owing to the holders of allowed general unsecured claims. On March 15, 1995, the Company paid holders of allowed general unsecured claims in full, together with accrued interest in respect of their claims. Such payments aggregated $24 million. The Official Committee of Unsecured Creditors has been dissolved and all secured and unsecured creditors having allowed claims in the Bankruptcy Court cases have received the cash payments or debt instruments contemplated to be delivered to them under the Plan. The Bankruptcy Court has retained jurisdiction to resolve the remaining disputed claims and for other limited purposes.

                   Prior to the Petition Date, the Company engaged in the retail department store business in the New York metropolitan area. The Company has terminated its retail business activities and is now exclusively engaged in the real estate business, which includes leasing, managing, developing and redeveloping real estate properties, focusing primarily on the
properties where its department stores were formerly located.   The Company
intends to focus on maximizing the value of its seven properties located in New York City and New Jersey, all of which are former Alexander's store locations and its interests in the Kings Plaza Shopping Center (as defined below). The Company believes that its properties offer advantageous retail opportunities, principally because of their size and location in the densely populated New York City metropolitan area where comparable store sites are not readily available.

                   The Company seeks to increase its income and property values by strategically renovating, expanding and developing its properties. In general, the Company's strategy is to lease each of its properties, under long-term (generally 20 years or longer) leases which provide the Company with fixed rents and also with periodic rent step-ups (generally every five years), to large-space users, typically national or large regional retailers. These leases generally require the tenant to pay for or reimburse the Company for common area charges (including roof and structure), real estate taxes, insurance costs and certain capital expenditures. The Company anticipates that it will take several years to develop and lease certain of its existing Redevelopment Properties (as defined below) and does not currently intend to acquire additional properties.

                   The Company's ability to operate as a viable real estate company will depend on the successful completion of the development and leasing of a substantial portion of its existing properties, which is a material factor in the Company's ability to meet its debt service requirements.

                   Three of the Company's properties are 100% leased and the Kings Plaza Mall (as defined below) is 90% occupied (the "Completed Properties") and four properties are in the process of development (the "Redevelopment Properties"). Two of the Redevelopment Properties have been substantially pre-leased pending completion of certain improvements prior to occupancy by the tenants and the Company is in discussions with prospective
tenants for the remaining two Redevelopment Properties.   The Company's Kings
Plaza property consists of the Company's 50% interest in the Kings Plaza Mall, a Completed Property, as well as the Company's former anchor store, a Redevelopment Property. Upon completion of the development of the Redevelopment Properties as currently contemplated, the Company estimates that its properties (other than the Lexington Avenue property) will have approximately 2.1 million square feet of leasable space. The Company's major retail tenants include The Caldor Corporation ("Caldor") and a subsidiary of Conway Stores Inc. ("Conway"). The major retail tenants with whom the Company currently has signed leases that will commence upon completion of development of the Redevelopment Properties include Sears, Roebuck & Company ("Sears"), Waban, Inc., which owns and operates B.J.'s Wholesale Clubs ("B.J.'s Wholesale Clubs"), Home Depot U.S.A., Inc. ("Home Depot"), Marshalls ("Marshalls") and Caldor. See "Business -- Properties -- Paramus."

                   The Company intends to elect to be taxed as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for the taxable year ended December 31, 1995. To qualify for taxation as a REIT, the Company must meet various federal income tax law requirements. In general, a REIT that distributes to its stockholders at least 95% of its taxable income for a taxable year and that meets certain other conditions will not be taxed on income distributed that year. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its stockholders in any year in which the Company fails to so qualify will not be deductible by the Company in computing its taxable income, nor generally will they be required to be made under the Code. See "Business--Reconstitution as a REIT."

                   Effective March 2, 1995, the Company engaged Vornado Realty Trust ("Vornado") to act for it in the management and direction of virtually all of its business affairs pursuant to the Management and Development Agreement between the Company and Vornado dated February 6, 1995 (the "Management and Development Agreement"). Under the Management and Development Agreement, the term of which is three years, Vornado will provide the Company with strategic and day-to-day management services, including operation, maintenance, management, design, planning, construction and development of the Redevelopment Properties. In addition, pursuant to a Real Estate Retention Agreement dated July 20, 1992 (the "Retention Agreement"), Vornado will continue to act as the Company's exclusive leasing agent. See "Business--Management." Pursuant to the Management and Development Agreement, Steven Roth, a director of the Company and the Chairman and Chief Executive Officer of Vornado, a New York Stock Exchange listed real estate investment trust and an affiliate of the Company, became the Chief Executive Officer of the Company on March 2, 1995.

                   Vornado is a fully integrated real estate company with significant experience in the ownership, development, redevelopment, leasing, operation and management of retail and industrial properties. As of December 31, 1994, Vornado owned fifty-six shopping centers, eight warehouse/industrial properties and one office building, containing 11.6 million square feet, in the aggregate, primarily located in the Midatlantic and Northeast regions of the United States. In the early 1980's, Mr. Roth and the present management of Vornado converted its Two Guys discount department store chain into a full service real estate company. The Company seeks to capitalize on Vornado's extensive real estate expertise and relationships with numerous retail tenants to successfully develop or redevelop the Company's Redevelopment Properties and lease all of its properties. As of March 2, 1995, Mr. Roth, Interstate Properties ("Interstate"), a New Jersey general partnership of which Mr. Roth is the managing general partner, and Vornado owned in the aggregate 56.4% of the outstanding shares of common stock of the Company (the "Common Shares"). Mr. Roth owns 4.1% of Vornado and Vornado owns 29.3% of the Company's Common Shares. Mr. Roth, Interstate and the other two general partners of Interstate own, in the aggregate, 36.6% of the outstanding common shares of beneficial interest of Vornado. See "Security Ownership of Certain Beneficial Owners and Management" for a description of the beneficial ownership of the Company's Common Shares.

                   The Company's principal executive and administrative office facilities are located at 31 West 34th Street, New York, New York.

PROPERTIES

                   The Company's properties are all located in mature, densely populated areas in New York City and Paramus, New Jersey. These properties are former Alexander's department store locations, ranging in size from approximately 170,000 to 590,000 square feet of retail space. The Company believes that its properties offer advantageous retail opportunities, principally because of their size and location in the densely populated New York metropolitan area where comparable store sites are not readily available.

                   The following table shows the location, approximate size and leasing status as of March 31, 1995 of each of the Company's properties.

                                             APPROXIMATE
                                             BUILDING
 PROPERTY                  OWNERSHIP         SQUARE FOOTAGE(1)   LEASING STATUS
 --------                  ---------         --------------      --------------
 COMPLETED PROPERTIES
 Fordham Road              Owned             303,000             100% leased to Caldor.
 Bronx, NY

 Flushing                  Leased(2)         177,000             100% subleased to Caldor.
 Queens, NY

 Third Avenue              Owned             173,000             100% leased to a subsidiary of Conway.
 Bronx, NY
 Kings Plaza Mall          50% Owned         427,000(3)          90% occupied by approximately 120
 Brooklyn, NY                                                    tenants.


 REDEVELOPMENT PROPERTIES

 Rego Park                 Owned             (a)  359,000        (a)  One square block 100% leased to
 Queens, NY                                                      Sears, Caldor and Marshalls.  Rents
                                                                 expected to commence by March 1,
                                                                 1996.(4)

                                             (b) Not             (b)  One and one-half square blocks of
                                             applicable          vacant land currently zoned residential
                                                                 including one-half square block having
                                                                 a retail zoning overlay.

 Paramus                   Owned(5)          --                  Ground leases executed with Home Depot
 Paramus, NJ                                                     and B.J.'s Wholesale Clubs subject to
                                                                 certain conditions which are not likely
                                                                 to be met if the proposed condemnation
                                                                 discussed in Note 5 occurs.(4)
 Kings Plaza               Owned             320,000             Discussions with potential tenants.
 Store
 Brooklyn, NY

 Lexington Avenue          92.36% Owned(6)   591,000(7)          Discussions with potential tenants.
 New York, NY

------------------


(1)  Excludes parking garages.
(2)  Leased to the Company through January 2027.
(3)  Excludes approximately 150,000 square feet of enclosed, common area space.

(4) The commencement of the leases is subject to certain conditions, including the construction of certain improvements. See "Business--Properties."

(5) The Company has entered into ground leases pursuant to which Home Depot and B.J.'s Wholesale Clubs would each construct a building containing approximately 150,000 and 116,000 square feet, respectively. The commencement of the ground leases with respect to the Paramus property is subject to certain conditions, including the receipt of certain government approvals, the demolition of the existing building and the completion of site work. In addition, the Company intends to construct a third building containing approximately 87,000 square feet on the property which will require the receipt of certain government approvals. The State of New Jersey has notified the Company of its intention to condemn a portion of the Paramus property and has conducted an appraisal, the results of which have not yet been communicated to the Company. If the condemnation occurs, the Company will be required to change its development plans and Home Depot and B.J.'s Wholesale Clubs will not be obligated under their current leases. The Company is considering alternative development plans and the time and cost to develop the Paramus property may materially increase.

(6) The Lexington Avenue property is owned by Seven Thirty One Limited Partnership (the "Partnership"), of which a wholly owned subsidiary of the Company (the "General Partner") is both the sole general partner and a limited partner. The Company, which is also a limited partner, together with the subsidiary own a 92.36% interest in the Partnership. The remaining 7.64% partnership interests are owned by the 731 Limited Partners as limited partners (as defined below). See "Business--Properties--Lexington Avenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--1995 Financings--731 Limited Partnership".

(7) The Lexington Avenue property is comprised of the Main Building containing approximately 418,000 square feet and several smaller buildings containing approximately 173,000 square feet.


Fordham Road

                 The Company owns the Fordham Road property which is located at the intersection of Fordham Road and the Grand Concourse in the Bronx, New York. The property includes a six-floor building containing approximately 303,000 square feet is located in the center of a shopping complex in one of the busiest shopping areas of the Bronx.

                 The Company net leased the Fordham Road property to Caldor. The lease commenced in April 1993 and expires in March 2013. It currently provides for annual base rent per square foot of $11.67 and for percentage rent. Caldor has invested a substantial amount in refurbishing the Fordham Road store, including the installation of new heating and lighting systems, escalators and elevators.

Flushing

                 The Flushing property is located on Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens. Roosevelt Avenue and Main Street are active shopping districts with many national retailers located in the area. A subway entrance is located directly in front of the property with bus service across the street. It comprises a four-floor building containing 177,000 square feet and a parking garage.

                 The Company leases the Flushing property from its owner under a long-term lease. Under the lease, the Company is obligated to pay rent to the owner of the Flushing property in the amount of $496,000 per year through January 1997, $331,000 per year from January 1997 through 2007, $220,000 per year from January 2007 through 2017 and $147,000 per year from January 2017 through January 2027.

                 The Company net subleased the Flushing property (other than the portion currently being used as a parking garage) to Caldor. The lease commenced in April 1993 and expires in

January 2027. It currently provides for annual base rent per square foot of $14.97 and for percentage rent.

                 The parking garage, which was not subleased to Caldor, provides parking for approximately 343 cars and currently generates approximately $135,000 of annual revenues (before expenses of approximately $100,000).

Third Avenue

                 The Company owns the Third Avenue property, a four-floor building and a small surface parking lot located at the intersection of Third Avenue and 152nd Street in the Bronx, New York. The store is located in a densely populated neighborhood.

                 The Third Avenue property is net leased to a subsidiary of Conway, a New York area discount retailer. The lease commenced in May 1993 and expires in April 2023. It currently provides for annual base rent per square foot of $6.65.

Kings Plaza Shopping Center

                 The Kings Plaza Shopping Center and Marina (the "Kings Plaza Shopping Center") comprises a two-level mall (the "Kings Plaza Mall" or the "Mall") and two anchor stores. It contains approximately 1.1 million square feet and occupies a 24.3-acre site at the intersection of Flatbush Avenue and Avenue U located in Brooklyn, New York. Among its features are a marina, a five-level parking structure and an energy plant that generates the shopping center's electrical power. The Company owns one anchor store in the shopping center of approximately 320,000 square feet, and an undivided one-half interest in the Mall. The other anchor is a Macy's store.

                 Kings Plaza Mall.   The Mall contains approximately 427,000
leasable square feet. As of December 31, 1994, 90% of the leasable area was leased to approximately 120 tenants. The Mall is managed by Centercorp, Inc. and Interstate Properties, through Vornado, is the leasing agent.

                 Kings Plaza Store. The Company's anchor store in the Kings Plaza Shopping Center (the "Kings Plaza Store" or the "Store") is a four-floor building containing approximately 320,000 square feet. Access to the store is available from entrances on Flatbush Avenue and the parking lot and from entrances on both levels of the Mall.

                The Company is currently in discussions with several major retailers to lease a large portion of the store. The Company is also currently in discussions with retailers who lease large spaces with respect to the remaining portion of the store. The Company may need to subdivide it, divide the utilities and install elevators and escalators. The Company estimates that the cost of these improvements will be as much as

$10 million and that it will take from four to six months to complete the improvements once development begins, depending on the number of tenants. However, no assurance can be given that these improvements will be completed at such cost or within such time frame.

Rego Park

                 The developed Rego Park property, which encompasses the entire block fronting on Queens Boulevard and bounded by 63rd Road, 62nd Drive, 97th Street and Junction Boulevard, is currently occupied by the Company's former three-floor store and a surface parking lot.

                 The Company has leased to Sears the entire first floor and approximately two-thirds of the second floor and has leased the entire third floor to Caldor. The Company recently entered into a lease with Marshalls for the remaining approximately one-third of the second floor. The leases with Sears, Caldor and Marshalls are contingent upon the Company completing certain improvements, including subdividing the building, refacing it and constructing a multi-level parking structure (the "Rego Park Project"). When completed, the parking structure will be operated for the benefit of the Company and will provide pay parking spaces for approximately 1,100 vehicles and direct access to each store. Construction commenced in December 1994.

                 The Company estimates that its construction costs for the Rego Park Project will be approximately $33 million to $35 million including approximately $3 million to transport and dispose of soil containing lead which is being removed to complete the Project. There can be no assurance that the Company's actual costs will not exceed its estimates.

                 The leases with Sears, Caldor and Marshalls are expected to commence in March 1996. The leases with Sears and Caldor expire in December 2020 and the lease with Marshalls expires in April 2009.

                 There are two additional land parcels adjacent to the developed Rego Park property. They are the entire square block bounded by the Long Island Expressway, 97th Street, 62nd Drive and Junction Boulevard (the "Back Lot"), and a smaller parcel of approximately one-half square block at the intersection of 97th Street and the Long Island Expressway (the "Z Parcel"). Both parcels are currently zoned for residential use with the Z parcel having a retail zoning overlay. Both parcels are being used for public pay parking.
The Company intends to continue to use these properties for paid parking while it evaluates the feasibility of having these properties re-zoned for commercial use.

Paramus

                 The Company owns 39.3 acres of land, including its former store, located at the intersection of Routes 4 and 17 in Paramus, New Jersey. Paramus is a retail destination for shoppers coming from northern New Jersey as well as New York City. The Company's property is located directly across from the Garden State Plaza regional shopping mall within two miles of three other regional shopping malls and within 10 miles of New York City.

                 The Company intends to raze its former store building on the Paramus property to allow for the possible construction of three new buildings. Two of the buildings would be built by lessees under "pad" leases and the third would be built by the Company.

                 The Company has entered into "pad" leases with Waban, Inc., pursuant to which B.J.'s Wholesale Clubs will construct a building containing approximately 116,000 square feet of floor space and Home Depot, which will construct a building containing approximately 150,000 square feet of floor space. Under a "pad" lease, the lessee rents only the land (as opposed to the
land and building) and constructs its building at its own expense.   Each of
these leases is conditioned upon the Company's receiving the government approvals required for development, including demolishing the former Alexander's store and completing site work at the property. The lease with Home Depot will terminate if (i) the Company does not commence and prosecute the demolition and site work required by the lease within six months after obtaining the governmental approvals as set forth in the lease or (ii) if Delivery of Possession (as defined in the lease) has not occurred by January 1996. The B.J.'s Wholesale Clubs lease will terminate if Delivery of Possession (as defined in the lease) has not occurred within 545 days (plus up to an additional 180 days upon certain contingencies) of obtaining government approvals as set forth in the lease.

                 The Company estimates that it will cost approximately $15 million to $17 million to remove asbestos, demolish the building and make certain other improvements to permit the development described above (the "Site Work") and to construct a third building on the Paramus property containing approximately 87,000 square feet. The Company intends to lease the 87,000 square foot building to retailers interested in leasing large spaces. Home Depot will pay the Company $4 million of such Site Work costs and B.J.'s Wholesale Clubs will pay its proportionate share (based on square footage) of such Site Work costs which share is currently expected to be $3.5 million.

                 The Company has begun the process of obtaining the necessary governmental approvals to develop the Paramus property and has submitted a site plan application to the Planning Board of the Borough of Paramus (the "Borough") for the development of such property. There can be no assurance, however, that such governmental approvals will be obtained.

                 The New Jersey Department of Transportation (the "DOT") is pursuing a plan to redesign the intersection of Routes 4 and 17 that would utilize a portion of the Company's Paramus property which falls within the right-of-way area identified for "preservation" on a map filed in accordance with the New Jersey Alignment Preservation Statute. The Company believes that the State is interested in acquiring, under its powers of eminent domain, approximately 10 of the Company's 39 acres for such purpose. On October 12, 1994, the DOT formally notified the Borough that it was considering an improvement in the alignment preservation area in which the Company's Paramus property is located and that the Borough could not issue permits for work in such area pending DOT action. On December 1, 1994, the DOT formally notified the Company that the DOT anticipates acquiring, agreeing to acquire or commencing an action to condemn the Company's property within 120 days from the date of such notification (such period expiring on March 31, 1995).

                 The DOT has conducted an appraisal of the Paramus property, the results of which have not yet been communicated to the Company. Once appraisals are made available to the Company, the Company and the DOT will commence negotiations to attempt to reach agreement on the fair market value of that portion of the Company's Paramus property which is subject to taking or condemnation. In the event that the Company and the DOT do not reach agreement on the fair market value, a formal process will be initiated by the DOT, pursuant to which, among other things, a group of independent commissioners will be appointed by a court to determine fair market value.

                 On January 9, 1995, the Company requested that the Borough reschedule the Company's site plan application hearings currently before the Borough to April 1995, following the expiration of the 120-day period. Provided that no condemnation proceeding has commenced before April 1995, the Company will be free to complete its site plan application and recommence such hearings.

                 If condemnation proceedings are commenced and the State of New Jersey acquires a portion of the Paramus property, the Company will be required to change its redevelopment plans, neither Home Depot nor B.J.'s Wholesale Clubs will be obligated under their respective leases and the time and cost required to develop the Paramus property may materially increase. The Company would, however, be entitled to compensation from the State of New Jersey for its loss of property and for damages, if any, in connection with that portion of the property that has not been condemned. Based on the information currently available, the Company cannot determine the ultimate effect that a taking or condemnation, or any uncertainty with respect thereto, would have on the use or development of the Paramus property or whether such effect will be adverse to the Company.

Lexington Avenue

                 The Lexington Avenue property is situated in the heart of one of Manhattan's busiest business and shopping districts with convenient access to several subway and bus lines. The property is located across the street from Bloomingdale's flagship store and only a few blocks away from both Fifth Avenue and 57th Street, Manhattan's two major shopping thoroughfares. The Company is currently planning to redevelop the property for retail, residential, office or other commercial use, or a combination thereof, however, no development decisions have been made.

                 As of December 31, 1994, the Company owned approximately an 82% interest in the Seven Thirty One Limited Partnership (the "Partnership"), a limited partnership which

Owns the Lexington Avenue property. This property comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street. As of January 4, 1995, after the exercise of a $21.8 million put to the Company (the payment for which was an interest bearing note), the Company owns a 92.36% interest in the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -- 1995 Financings -- 731 Limited Partnership".

                 The Company believes that, along with a number of other locations, a portion of the Lexington Avenue property is being considered by the Port Authority of New York and New Jersey ("Port Authority") for the site of the terminus for a rail link from midtown Manhattan to La Guardia and Kennedy Airports. In June 1994, the Federal Aviation Administration ("FAA") and the New York State Department of Transportation ("NYDOT") released a draft environmental impact statement ("DEIS") and Section 4(f) Evaluation (the "DEIS and Section 4(f) Evaluation") of the Port Authority's proposed rail link. On December 15, 1994, the Company submitted a letter of comment and a report to the U.S. Department of Transportation, FAA and the NYDOT on the DEIS and
Section 4(f) Evaluation pursuant to the period of public comment which terminated on December 15, 1994. The Company expressed its opposition to the consideration of a portion of the Lexington Avenue property for the site of the terminus. Approval of numerous Federal, New York State and New York City agencies are required before construction could begin. The Company does not know whether the rail link terminus project will be undertaken or, if undertaken, the timing of the project and whether the Lexington Avenue property will be chosen as the site of the terminus.

                 If the project proceeds and the Port Authority selects a portion of the Lexington Avenue property for such use and can establish that it is needed to serve a public use, benefit or purpose, the Port Authority, after conducting the requisite public hearings, may acquire such portion of the Lexington Avenue property pursuant to its powers of eminent domain. The Company has the right to appeal any such action by the Port Authority. If the Port Authority prevails, the Company would be entitled to compensation for its loss. Since the nature and scope of any plans being considered by the Port Authority, and whether any such plans would ultimately affect the Lexington Avenue property, cannot be fully assessed by the Company at this time, it is impossible to determine the ultimate effect that a taking, or any uncertainty with respect thereto, would have on the Company's use or development of the Lexington Avenue property.

Base Rental Table

         The table below presents the initial base rentals for the Fordham Road, Flushing and Third Avenue properties.

                   Year Ending                                         TOTAL
                  December 31,                                        AMOUNTS
                  ------------                                        -------
                      1995                                         $    7,287,000
                      1996                                              7,435,000
                      1997                                              7,467,000
                      1998                                              7,831,000
                      1999                                              7,876,000
                   Thereafter                                         185,430,000

                 As of March 30, 1995, the Company had not paid real estate taxes that were due on its Rego Park, Lexington Avenue, Third Avenue and Kings Plaza Store properties in the aggregate principal amount of approximately $5.9 million plus interest. During the first quarter of 1995, the Company entered into separate In Rem Installment Agreements with the City of New York on its Rego Park and Lexington Avenue properties which required the Company to make an initial installment payment of 15% of all delinquent taxes plus interest on each property calculated to the date of the respective installment agreements. Thereafter, the Company is required to make equal quarterly installment payments until all delinquent taxes and interest on each of these properties are paid in full. On March 15, 1995, the Company entered into a 60-day escrow agreement with a title company in the amount of approximately $7 million representing both principal and interest owed on the unpaid real estate taxes including the amounts owing under the In Rem Installment Agreements. The escrow agreement established an interest bearing cash collateral account and was funded from the proceeds of certain financings consummated in 1995.

                 The Company is pursuing real estate tax certiorari proceedings that are pending before The City of New York on several of its properties, some of which are properties where the real estate taxes remain unpaid.

                 Alexander's Department Stores of Valley Stream, Inc. ("ADS of Valley Stream") is a party to a tax certiorari proceeding against The Board of Assessors and The Board of Assessment Review of the County of Nassau (the "Board") for overpayment of taxes on its former Valley Stream store property during the assessment rolls for May 1, 1986 through May 1, 1992. On January 12, 1995, the Supreme Court of Nassau County, New York ruled that ADS of Valley Stream is entitled to an assessment reduction which would result in a refund of approximately $8.2 million, plus interest (currently, $1.3 million). The Company has been informed by the Board that it intends to appeal the court's decision.

MAJOR TENANTS

               Revenues from the Caldor leases (Flushing and Fordham Road) represent approximately 63% of the Company's consolidated revenues as of December 31, 1994. Revenues from the Conway lease (Third Avenue) represent approximately 13% of the Company's consolidated revenues as of December 31, 1994. The Company believes that the loss of either of these lessees would have a material adverse effect on the Company.

MANAGEMENT

               Pursuant to a Management and Development Agreement with Vornado entered into on March 2, 1995 and approved by the Bankruptcy Court, Mr. Roth, a director of the Company and the Chairman of the Board and Chief Executive Officer of Vornado, became the Chief Executive Officer of the Company, and Vornado agreed to provide the Company with strategic and day-to-day management services and asset management services, including operation, maintenance, management, design, planning, construction and development of the Company's properties. Vornado has also agreed to continue to act as the Company's exclusive leasing agent pursuant to the Retention Agreement entered into in July l992, the term of which has been extended to be coterminous with the Management and Development Agreement. Accordingly, the Company will depend upon Vornado to manage and direct virtually all of its business affairs.

                The fee payable by the Company to Vornado for services under the Management and Development Agreement is $3 million per year, subject to certain adjustments and includes the services of Mr. Roth as Chief Executive Officer, for which he receives no other compensation from the Company. Although Mr. Roth will provide all services normally associated with his position as Chief Executive Officer of the Company to the extent not inconsistent with his position at Vornado, he has or may have other business interests or opportunities in connection with his interest in Vornado which may conflict or compete with the business of the Company. The Company has also agreed to pay Vornado a fee for the development work pursuant to the Management and Development Agreement of 6% of development costs with a minimum guaranteed fee of $1.65 million in the first year and $750,000 in each of the second and third years.

               The Management and Development Agreement may be terminated if such Agreement adversely affects either the Company's or Vornado's REIT status or, under certain circumstances, in the event of a change of control of Vornado.

RECONSTITUTION AS A REIT

               The Company intends to elect to be taxed as a real estate investment trust ("REIT") under section 856 through 860 of the Internal Revenue Code of 1986, as amended, effective for the taxable year ended December 31, 1995. In general, a REIT that distributes to its shareholders at least 95% of its taxable income for a taxable year and that meets certain other conditions will not be taxed on income distributed for that year. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income tax at regular corporate rates.

               As of December 31, 1994, the Company had reported net operating loss carryovers ("NOLs") of approximately $110 million of which approximately $5 million, $52 million, $22 million, $15 million and $16 million expire in 2005, 2006, 2007, 2008 and 2009, respectively. The Company's NOLs generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed to its stockholders. The Company currently does not anticipate making any distributions during 1995.

               To help maintain its eligibility to be taxed as a REIT and reduce the risk of triggering limitations on the use of its existing NOLs, the Company has included certain restrictions relating to the transfer and ownership of its securities in its Amended and Restated Certificate of Incorporation. Such restrictions are applicable even if a REIT election is not made.

ENVIRONMENTAL MATTERS

               Compliance with applicable provisions of federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had, and, although there can be no assurance, are not expected to have, a material effect on the Company's operations, earnings, competitive position or capital expenditures. From July 1992 through December 31, 1994, the Company spent approximately $3 million to comply with such laws, substantially all of which relate to the removal of asbestos-containing material.

               The Company is aware of the presence of asbestos-containing materials at several of its properties and believes that it manages such asbestos in accordance with applicable laws. The Company plans to abate or remove such asbestos as appropriate.

               In September 1993, the Company had Phase I environmental assessments (which generally involve site and records inspection without soil or groundwater sampling) performed by an environmental engineering firm on each of its properties. The results of the assessment at the Kings Plaza property show that certain adjacent properties owned by third parties have experienced petroleum hydrocarbon contamination. Based on this assessment and additional investigation of the Kings Plaza property and historical operations at the site, the Company believes there is a potential for hydrocarbon contamination on the Kings Plaza property. However, no contamination has been found on the property to date.

               The Company is currently building a parking structure and certain additional improvements at the Rego Park property, and is currently in the process of removing soil containing lead as part of this project. It is anticipated that approximately $3 million will be spent for the transportation and disposal of the soil, which is included in the estimate for the construction costs for this property. See "Business -- Properties -- Rego Park."

               The Company believes that known and potential environmental liabilities will not have a material adverse effect on the Company's business, assets or results of operations. However, there can be no assurance that the confirmation of the existence of contamination or the identification of potential new areas of contamination would not be material to the Company.

COMPETITION

               The Company conducts its real estate operations in the New York metropolitan area, a highly competitive market. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, income tax laws, governmental regulations and legislation, population trends, the market for real estate properties in the New York metropolitan area, zoning laws and the ability of the Company to lease, sublease or sell its properties at profitable levels. The Company competes with a large number of real estate property owners. In addition, although the Company believes that it will realize significant value from its properties over time, the Company anticipates that it may take a number of years before all of its properties generate cash flow at or near anticipated levels. Its success is also subject to its ability to finance its developments and to refinance its debts as they come due.

EMPLOYEES

               As of December 31, 1994, the Company had 13 employees. The Company is analyzing its personnel requirements in connection with its recently consummated management arrangement with Vornado.

Item 2.        Properties

General

               The table below shows the location and approximate size of each of the Company's properties as of December 31, 1994. For additional information regarding such properties see "Business--Properties".

                                                                          APPROXIMATE
                                                   APPROXIMATE          BUILDING SQUARE
                            OWNED OR               LAND SQUARE              FOOTAGE/            DATE OF
 LOCATION                    LEASED              FOOTAGE/ACREAGE        NUMBER OF FLOORS      CONSTRUCTION
 --------                    ------              ---------------        ----------------      ------------
 Square block at East    92.36% Owned (1)        84,420                 591,000/6                 1965
 59th Street &                                   (1.9 acres)
 Lexington Avenue
 New York, New York

 Kings Plaza Shopping
 Center & Marina
 Flatbush Avenue
 Brooklyn, New York

      Store:             Owned(1)                1,056,645              320,000/4                 1970
      Mall:              50% Owned(1)            (24.3 acres)           427,000/2                 1970


 63rd Road & Queens      Owned(1)                496,016                359,000/3                 1959
 Blvd.                                           (11.4 acres)
 Rego Park, New York

 Routes 4 & 17           Owned(1)                1,711,908              340,000/3                 1962
 Paramus, New Jersey                             (39.3 acres)

 Fordham Road &          Owned                   67,590                 303,000/5                 1933
 Grand Concourse                                 (1.6 acres)
 Bronx, New York

 Third Ave. & 152nd      Owned                   60,451                 173,000/4                 1928
 St.                                             (1.4 acres)
 Bronx, New York

 Roosevelt Ave. &        Leased                  44,975                 177,000/4                 1975
 Main St.                                        (1.0 acres)
 Flushing, New York

________________________

Footnotes:

     (1) As of December 31, 1994, the properties located at the Kings Plaza Shopping Center, Paramus, Lexington Avenue and Rego Park were held subject to mortgages in the approximate outstanding amounts of $13.5 million ($8.3 million representing the mortgage on the Kings Plaza Store and $5.2 million representing the Company's share of the mortgage on the Kings Plaza Mall), $13.2 million, $3.7 million and $16.3 million, respectively. Since the Kings Plaza Mall is an unconsolidated joint venture, the mortgage on the Kings Plaza Mall is not reflected on the Company's books and records. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - 1995 Financings" for a discussion of additional financings in connection with certain of the Company's properties.


Item 3.   Legal Proceedings

          In 1991, the Company settled a zoning-related litigation with, among others, the Borough of Paramus and the owners of a shopping center proximate to the Company's Paramus, New Jersey property (the "Westland Parties"). On November 14, 1994, the Company commenced a proceeding in the Bankruptcy Court against the Westland Parties to compel payment pursuant to such settlement. On December 30, 1994, the Company and the Westland Parties reached a settlement with respect to such proceeding and the Company received a promissory note from the Westland Parties in the principal amount of $4,550,000 which amount was paid in January 1995 in exchange for a full release by the Company from any and all claims relating to such matters.

          See "Business -- Properties" for a discussion of the tax certiorari proceedings involving Alexander's Department Stores of Valley Stream, Inc.

          Except for the matters referred to herein, and the matters referred to in footnote 5 of the financial statements relating to the final resolution of all claims filed or continuing to be filed against the Company in the Company's bankruptcy proceedings, neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's business or operations.


Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1994.

Executive Officers of the Company

          The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.


                              PRINCIPAL OCCUPATION, POSITION AND OFFICE (CURRENT
                              AND DURING THE PAST FIVE YEARS WITH THE COMPANY
NAME                 AGE      UNLESS OTHERWISE STATED)
----                 ---      --------------------------------------------------
Stephen Mann(1)      57       Chairman of the Board of Directors since March 2,
                              1995; Interim Chairman of the Board of Directors
                              from August, 1994 to March 1, 1995; Chairman of
                              the Clifford Companies since 1990; and, prior
                              thereto, counsel to Mudge Rose Guthrie Alexander &
                              Ferdon, attorneys.

Brian M. Kurtz       46       Executive Vice President and Chief Administrative
                              Officer from July, 1994 to the present; Senior
                              Vice President and Chief Administrative Officer
                              from March 1993 to July 1994; Senior Vice
                              President and Controller from January 1989 to
                              March, 1993; and Vice President-Controller from
                              December 1985 to January 1989.



____________________

1 Stephen Mann became Chairman of the Board of Directors on March 2, 1995. On March 2, 1995, Steven Roth, a director of the Company, became the Chief Executive Officer of the Company pursuant to the Management and Development Agreement. Steven Roth has been the Chairman of the Board and Chief Executive Officer of Vornado since May 1989; Chairman of the Vornado's Executive Committee since April 1988; and the Managing General
     Partner of Interstate, a developer and operator of shopping centers and an investor in securities and partnerships. Steven Roth is 53 years of age.

                                    PART II


Item 5.   Market for Registrant's Common
          Equity and Related Stockholder Matters

          The common stock, par value $1.00 per share, of the Company is traded on the New York Stock Exchange under the symbol "ALX". Set forth below are the high and low sales prices for the Company's common stock for each full quarterly period within the two most recent years:

                                   HIGH        LOW
                                   ----        ---
          1st Quarter 1994        $60 1/2    $52 1/4
          2nd Quarter 1994        $55 3/4    $51 5/8
          3rd Quarter 1994        $58        $51 1/2
          4th Quarter 1994        $54 1/4    $48 7/8

                                   HIGH        LOW
                                   ----        ---
          1st Quarter 1993        $32        $16
          2nd Quarter 1993        $50        $29
          3rd Quarter 1993        $59 1/4    $42 1/4
          4th Quarter 1993        $59 3/4    $50 1/2

          As of March 16, 1995, there were approximately 2,108 holders of record of the Company's common stock. No dividends were paid in 1994 and 1993. The Company currently does not anticipate paying any dividends during 1995.

Item 6.   Selected Financial Data

          Summary of Selected Financial Data

          (Dollars in thousands, except per share data)

                                                              FIVE MONTHS
                                           YEAR ENDED           ENDED(1)                FISCAL YEAR ENDED
                                     DEC. 31,     DEC. 31,     DEC. 31,     JULY 31,   JULY 25,   JULY 27,    JULY 28,
                                       1994         1993         1993        1993(2)     1992       1991        1990
                                     --------     --------     --------     --------   --------   --------    --------
                                                 (unaudited)
Operating results:
   Real estate operating revenue       11,572       9,320        5,133         5,580       2,207     1,504       1,736
   Gains on sales of real estate          161       7,686           --        28,779          --        --         --
     leases

Income/(loss) from
     continuing operations              4,033       9,644          946        27,151     (14,630)     (300)      1,503


Loss from discontinued
     operations                            --        (280)          --          (477)   (118,198)   (3,882)     (5,452)

Cumulative effect of change in
     accounting                            --          --           --       (21,449)        --        --


Net income/(loss)                       4,033       9,364          946         5,225    (132,828)   (4,182)     (3,949)


Income/(loss) per common share:
   Continuing operations                 0.81        1.93         0.19          5.45       (2.94)    (0.06)       0.30
   Discontinued operations                 --       (0.05)          --         (0.09)     (23.75)    (0.78)      (1.09)
   Cumulative effect of change
     in accounting                         --          --           --         (4.31)        --         --          --

Income/(loss) per common share           0.81        1.88         0.19          1.05      (26.69)    (0.84)      (0.79)


Financial position at year end:
   Total assets                       109,419      92,917       92,917       113,572     113,384   188,057     198,993
   Real estate                         84,658      70,882       70,882        71,325      84,906    56,174      53,876
   Debt                                53,573      43,520       43,520        44,359      53,187    46,473      50,619


   1. In November 1993, the Company changed to a calendar year from a fiscal year ending on the last Saturday in July.
   2.      Includes 53 weeks.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


RESULTS OF OPERATIONS

             Continuing Operations - Years Ended December 31, 1994
                    and December 31, 1993 (unaudited)

          The Company's real estate operating revenue was $11,572,000 in 1994, compared to $9,320,000 in 1993, an increase of $2,252,000, or 24.2%. The increase in real estate operating revenue this year as compared to last year was due primarily to the commencement of rents under new long-term leases during the second quarter of 1993.

          The Company recorded a pre-tax gain of approximately $161,000 in 1994 from the sale of an approximately 20,000 square foot warehouse located in the Bronx, New York. In 1993, the Company recorded a pre-tax gain of approximately $7,686,000, of which approximately $7,313,000 resulted from the assignment back to the Port Authority of the real property lease for its former store located in the World Trade Center, New York and approximately $373,000 resulted from the Company's sale of its leasehold interest in real property located in the Bronx, New York.

          Reorganization costs were $3,721,000 in 1994. These costs included $1,121,000 for costs incurred in connection with various financing alternatives and $518,000 for costs incurred in connection with the Company's proposed reconstitution as a REIT. Excluding these costs, reorganization costs were $2,082,000 in 1994, compared to $4,400,000 in 1993, a decrease of $2,318,000 or
52.7%. The decrease was primarily attributable to the winding down of the Company's bankruptcy proceedings.

          Depreciation and amortization in 1994 did not change significantly from 1993.

          Operating, general and administrative expenses were $3,595,000 in 1994, compared to $1,501,000 in 1993, an increase of $2,094,000. This increase was primarily a result of certain expenses being charged against the accrual for losses from discontinued operations during the first nine months of 1993.

          Interest and debt expense was $3,331,000 in 1994, compared to $855,000 in 1993, an increase of $2,476,000. Of this increase (i) approximately $637,000 was attributable to a short-term secured loan obtained by the Company in September, 1994, (ii) $376,000 resulted from the non-payment of real estate taxes in 1994, and (iii) approximately $1,463,000 resulted from a substantial portion of interest and debt expense for 1993 being charged against the accrual for losses from discontinued operations during the first nine months of 1993.

          Other income and interest was $4,768,000 in 1994, compared to $1,270,000 in 1993, an increase of $3,498,000. This increase resulted from the net of (i) $4,550,000 from the Company's receipt of a promissory note for a zoning-related matter in 1994, (2) the receipt in 1993, of approximately $421,000, representing the Company's pro rata receipt, net of expenses, from its unsecured allowed claim in an unrelated bankruptcy proceeding and (3) a refund in 1993 of approximately $489,000 for real estate taxes previously paid.

          As a result of the above, the Company had income from continuing operations of $4,033,000 in 1994 as compared to $9,644,000 in 1993.


              Continuing Operations - 53 Weeks Ended July 31, 1993
                        and 52 Weeks Ended July 25, 1992

          Real estate operating revenue increased in fiscal 1993 by $3,373,000 over the prior fiscal year as a result of the commencement of rents under new long-term leases of $2,799,000 and an increase of $525,000 from the Company's share of the revenue derived from the operation of the Kings Plaza Mall and the Company's parking lots.

          The Company recorded in the fiscal year ended July 31, 1993 a pretax gain of $28,779,000 from the sales of its real property leases at the Bruckner Boulevard, Bronx, New York, Valley Stream, Long Island, New York, Yonkers, New York and the World Trade Center, Manhattan, New York properties and its interest in a real property lease located on Third Avenue in the Bronx, New York.

          The Company responded to changes in the real estate market by changing its strategies with respect to its properties at Rego Park, Queens, New York, Paramus, New Jersey and Lexington Avenue, Manhattan, New York from development sites to current use sites. As a result, the Company wrote off $11,972,000 of prior predevelopment costs in fiscal 1992.

          During this period, real estate operating expenses previously charged to discontinued operations were included as operating, general and administrative expenses.

          Reorganization costs of $5,030,000 and $4,318,000 consisting of legal, accounting and other professional fees were charged to earnings during fiscal years 1993 and 1992, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash position, including short-term investments, was $2,363,000 at December 31, 1994, as compared to $7,053,000 at December 31, 1993, a decrease of $4,690,000.

          The Company estimates that its capital expenditure requirements for 1995 will include: (1) the building of a parking structure and certain additional improvements at the Rego Park property which are expected to be approximately $33,000,000 to $35,000,000, (2) the asbestos removal, building demolition and other improvements at the Paramus property which are expected to cost between $15,000,000 and $17,000,000, and (3) an estimated $10,000,000 expenditure that will be needed to subdivide the existing space and other improvements at the Kings Plaza Store property. Other than the Rego
Park project, there is no assurance that the other projects will commence in 1995.

          The Company may seek to obtain additional short- or long-term financings to develop these properties. However, there can be no assurance that any such financing can be obtained or, if obtained, that such financing will be on terms that are favorable or acceptable to the Company. In addition, in the event a portion of the Paramus property is condemned, see "Business -- Properties -- Paramus," the Company's plan for development of this property would be affected and the cost and time required to develop the property may materially increase.

          The Company's properties do not generate sufficient cash flow to pay all of its expenses. However, the Company estimates that the net proceeds from financings consummated during the first quarter of 1995 (see below) will be adequate to fund its business operations, debt service obligations and construction costs of the projects referred to above.

1995 Financings

          At December 31, 1994, the Company had outstanding funded debt of $53,600,000. Of this amount $39,500,000 was repaid with the proceeds of the financings described below (the "1995 Financings"). As of March 30, 1995, the Company borrowed approximately $121,000,000. After giving effect to these transactions and the repayment of other obligations of the Company existing at the end of 1994 (such as general unsecured creditors claims, the funding of an escrow account for unpaid real estate taxes, and the funding of cash collateral accounts for the purposes of funding the remaining disputed claims in the Bankruptcy Court cases as they become allowed), the Company's cash position was approximately $30,000,000. Substantially all of the assets of the Company and its subsidiaries have been pledged and/or mortgaged to secure the indebtedness incurred in connection with the 1995 Financings. The 1995 Financings consist of:

          (1) A $25 million loan secured by, among other things, a mortgage on the Fordham Road property. The loan matures on February 24, 2000 and bears interest at a rate per annum equal to the 30-Day LIBOR Rate plus 4.25%.

          (2) A term loan from Vornado and a major bank aggregating approximately $75,000,000 secured by, among other things, (i) mortgages on the Lexington Avenue, Rego Park, Fordham Road, Kings Plaza Store, Third Avenue and Paramus properties, (ii) a pledge of the stock of the Company and its wholly owned subsidiaries and (iii) a pledge by the Company and one of its wholly owned subsidiaries of their respective partnership interests in the 731 Partnership. The loan with Vornado in the principal amount of $45,000,000 is subordinated to that of the bank. The loans mature on March 15, 1998 and bear interest at a blended rate per annum of 13.8%. As a result of the subordination, the Vornado loan bears interest at a rate per annum equal to 16.43% during the first two years, and 9.92% plus the One-Year Treasury Rate during the third year and the bank loan bears interest at a rate per annum equal to 9.86% during the first two years, and 3.25% plus the One-Year Treasury Rate during the third year. The Company paid a fee to the bank and to Vornado of $375,000 and $1,500,000, respectively. In addition, the loans, among other things, require the Company to grant to Vornado and the bank mortgage liens on all after-acquired properties and prohibit the Company from developing undeveloped property without approved leases for more than 50% of such property's projected leasable space.

          (3) A $60,000,000 construction loan and a $25,000,000 bridge loan from a bank, each secured by, among other things, a mortgage on the Rego Park property. As of March 30, 1995, approximately $21,000,000 in the aggregate was funded under such loans. The loans mature on April 1, 1997 (but may be extended under certain circumstances for one year) and bear interest at a variable rate per annum equal to, at the option of the Company, (i) LIBOR rate plus 1.625% or (ii) the greater of (a) the Federal Funds Rate plus 1.125% or (b) the prime commercial lending rate plus 0.625%. The ability of the Company to borrow the $25,000,000 under the bridge loan is based on conditions that cannot be met today and may not be met during the term of this loan. The Company has not relied on this amount in its determination of its ability to fund its cash needs.

731 Limited Partnership

          The Partnership Agreement, as amended and restated in August 1987, gave the outside 731 Limited Partners the right to require the 731 Partnership to redeem their partnership interest for $35,000,000. Pursuant to the Bankruptcy Plan, the redemption option was restructured, to require the Partnership, under certain conditions, to redeem the outside 731 Limited Partners' interest in two separate stages for an aggregate amount of $35,000,000 plus capitalized interest from the effective date of the Bankruptcy Plan to the date of the first redemption of approximately $1,800,000. In January 1995, the Partnership redeemed the first portion of the outside 731 Limited Partners' interest by giving such limited partner a promissory note due in August 1998 in the amount of approximately $2,800,000 (the "Note"). The Note bears interest at the rate equal to the Prime Rate plus 1% and is secured by a second mortgage on the Lexington Avenue property. The outside 731 Limited Partners have the right to put their remaining 7.64% interest to the Partnership for a five-year period in exchange for a five-year secured note in the principal amount of $15,000,000, bearing interest at a rate equal to the Prime Rate plus 1%.

Item 8.   Financial Statements and Supplementary Data

          Information called for by this Item is set forth in the Company's financial statements and supplementary data contained in this report and is incorporated herein by reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

                                     Index

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
Independent Auditors' Report                                        F-1

Consolidated Balance Sheets (at December 31, 1994 and
     December 31, 1993)                                             F-2

Consolidated Statements of Operations for the
     Year Ended December 31, 1994, the
     Five Months Ended December 31, 1993, the
     53 Weeks Ended July 31, 1993 and the
     52 Weeks Ended July 25, 1992                                   F-3

Consolidated Statements of Deficiency in Net
     Assets for the Year Ended
     December 31, 1994, the Five Months Ended
     December 31, 1993, the 53 Weeks Ended
     July 31, 1993 and the 52 Weeks Ended
     July 25, 1992                                                  F-4

Consolidated Statements of Cash Flows for
     the Year Ended December 31, 1994
     the Five Months Ended December 31, 1993,
     the 53 Weeks Ended July 31, 1993 and the
     52 Weeks Ended July 25, 1992                                   F-5

Notes to Consolidated Financial Statements                      F-6 - F-20



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant


          Information relating to directors and executive officers of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1994, and such
information is incorporated herein by reference.   Information relating to
Executive Officers of the Company appears on page 20 of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

          Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Company", and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

          Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in
Item 10, "Directors and Executive Officers of the Company", and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          Steven Roth, Interstate, in which Mr. Roth is the managing general partner, and the two other general partners, own, in the aggregate, 36.6% of the outstanding common shares of beneficial interest of Vornado and 27.1% of the Company's Common Shares. As a result of Vornado's acquisition on March 2, 1995 of 27.1% of the Company's Common Shares from Citibank, N.A., Vornado currently owns 29.3% of the Company's Common Shares. Accordingly, Vornado and its affiliates currently own 56.4% of the Company's Common Shares. In connection with Vornado's increased ownership of the Company's Common Shares, Vornado, the Company and Interstate entered into the Standstill Agreement which became effective March 2, 1995. The Standstill Agreement restricts self-dealing principal transactions between the Company and Vornado and its affiliates. Pursuant to the Standstill Agreement, the Company and Vornado agreed to use their best efforts to cause the Board of Directors of the Company to include up to three, but not less than two, independent directors until March 2, 1998. In addition, Vornado, Interstate and their respective affiliates (the "Vornado Group") are restricted for three years from owning, in the aggregate, Common Shares of the Company in excess of 66.65% of the Common Shares outstanding without the consent of such independent directors.

The Standstill Agreement also restricts for three years the disposition by the Vornado Group of the Company's Common Shares (other than pursuant to an underwritten public offering) in an amount in excess of the greater of (i) 30% of the outstanding Common Shares of the Company or (ii) a majority of the Common Shares of the Company held by Interstate and Vornado and their affiliates, at a price greater than 115% of the then current market price, unless the transferee of such shares irrevocably offers to purchase the same pro rata percentage of Common Shares held by all other beneficial owners of the outstanding Common Shares.

          At December 31, 1994, the Company owed Vornado approximately $12,400,000 for transactions completed to date in connection with the leasing of, or the sale of leases on, approximately two-thirds of the Company's store properties. This amount will be payable over a seven year period in an amount not to exceed $2,500,000 in any calendar year until the present value of such installments (calculated at a discount rate of 9% per annum) paid to Vornado equals the amount that would have been paid had it been paid on September 21, 1993 or at the time of the transaction giving rise to the commission, if later. This amount is included in "taxes payable and accrued liabilities" in the Consolidated Balance Sheets as of December 31, 1994.

          Additional information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Company", and such information is incorporated herein by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement
          Schedules, and Reports On Form 8-K

    (a)   Documents filed as part of this Report

          (1) Financial Statements

          The Consolidated Financial Statements of Alexander's, Inc. and its subsidiaries, which appear on pages F-1 through F-20, are incorporated herein by reference.


                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------

Independent Auditors' Report                                          F-1 - F-2

Consolidated Balance Sheets (at December 31, 1994 and
    December 31, 1993)                                                   F-2

Consolidated Statements of Operations for the
    Year Ended December 31, 1994, the
    Five Months Ended December 31, 1993, the
    53 Weeks Ended July 31, 1993 and the
    52 Weeks Ended July 25, 1992                                         F-3

Consolidated Statements of Deficiency in Net
    Assets for the Year Ended
    December 31, 1994, the Five Months Ended
    December 31, 1993, the 53 Weeks Ended
    July 31, 1993 and the 52 Weeks Ended
    July 25, 1992                                                        F-4

Consolidated Statements of Cash Flows for
    the Year Ended December 31, 1994
    the Five Months Ended December 31, 1993,
    the 53 Weeks Ended July 31, 1993 and the
    52 Weeks Ended July 25, 1992                                         F-5

Notes to Consolidated Financial Statements                            F-6 - F-20



         (2)  Financial Statement Schedules

         Schedule III -  Real Estate and Accumulated
                         Depreciation

         All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.


         (3)  Exhibits

         See Exhibit Index on page 37.

     (b)  Reports on Form 8-K

          The Company has filed Current Reports on Form 8-K, dated January 4, 1995 and February 6, 1995. In the fourth quarter of fiscal 1994, the Company did not file a current report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALEXANDER'S, INC.


                                  By:  /s/ Brian M. Kurtz
                                       ---------------------------------------
                                        Brian M. Kurtz
                                        Chief Administrative Officer,
                                        Executive Vice President and Secretary


Date:  March 31, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934,

this report has been signed below by the following persons on behalf of the

Company and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                             DATE
---------                          -----                             ----

/s/ Steven Roth              Chief Executive Officer              March 31, 1995
---------------------        and Director
Steven Roth                  (Principal Executive Officer)




/s/ Steven Santora           Vice President                       March 31, 1995
---------------------        and Controller
Steven Santora               (Principal
                             Accounting Officer)




/s/ Thomas R. DiBenedetto           Director                      March 31, 1995
---------------------------
Thomas R. DiBenedetto


/s/ David Mandelbaum                Director                      March 31, 1995
---------------------------
David Mandelbaum


/s/  Stephen Mann                   Director                      March 31, 1995
---------------------------
Stephen Mann


/s/ Arthur I. Sonnenblick           Director                      March 31, 1995
---------------------------
Arthur I. Sonnenblick


/s/ Neil Underberg                  Director                      March 31, 1995
---------------------------
Neil Underberg


/s/ Richard West                    Director                      March 31, 1995
---------------------------
Richard West


/s/ Russell Wight, Jr.              Director                      March 31, 1995
---------------------------
Russell Wight, Jr.



ALEXANDER'S, INC. AND SUBSIDIARIES                                SCHEDULE III

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994

(Amounts in thousands)


COLUMN A                 COLUMN B                  COLUMN C        COLUMN D                 COLUMN E                   COLUMN F
                                                                                            GROSS AMOUNT
                                                                                            AT WHICH
                                                   INITIAL                                  CARRIED AT
                                                   COST TO                                  CLOSE OF
                                                   COMPANY (2)                              PERIOD-
                                                   BUILDING,       COST                     BUILDINGS,                 ACCUMULATED
                                                   LEASEHOLDS      CAPITALIZED              LEASEHOLD                  DEPRECIATION
                                                   AND LEASEHOLD   SUBSEQUENT TO            AND LEASEHOLD                  AND
DESCRIPTION              ENCUMBRANCES(1)   LAND    IMPROVEMENTS    ACQUISITION(3)  LAND     IMPROVEMENTS    TOTAL(4)   AMORTIZATION
Commercial Property:
 New York State:
  New York City:
    Fordham Rd              $10,000       $ 2,301        $ 9,258      $     -      $ 2,301       $ 9,258    $11,559        $ 6,299
    Third Avenue                  -         1,201          4,437            -        1,201         4,437      5,638          2,933
    Rego Park                16,325         5,553         10,420           48        5,553        10,468     16,021          8,834
    Flushing                      -             -          1,660            -            -         1,660      1,660          1,203
    Lexington Ave.            3,721        14,432         12,355            -       14,432        12,355     26,787          3,360
    Flatbush Ave.
     and Avenue U             8,318           497          9,542        3,036          497        12,578     13,075          5,808
                            -------       -------        -------      -------      -------       -------    -------        -------
Total NY City                38,364        23,984         47,672        3,084       23,984        50,756     74,740         28,437
                            -------       -------        -------      -------      -------       -------    -------        -------
Total NY State               38,364        23,984         47,672        3,084       23,984        50,756     74,740         28,437
                            -------       -------        -------      -------      -------       -------    -------        -------
New Jersey:
  Paramus                    13,290         1,742          7,185           13        1,742         7,198      8,940          6,101
                            -------       -------        -------      -------      -------       -------    -------        -------
  Total NJ                   13,290         1,742          7,185           13        1,742         7,198      8,940          6,101
                            -------       -------        -------      -------      -------       -------    -------        -------
  Total
  Commercial
  Property                   51,654        25,726         54,857        3,097       25,726        57,954     83,680         34,538

Miscellaneous
 Properties                      --           734          1,897           --          734         1,897      2,631          1,827

TOTAL                       $51,654       $26,460        $56,754      $ 3,097      $26,460       $59,851    $86,311        $36,365
                            =======       =======        =======      =======      =======       =======    =======        =======


Column A                    Column G        Column H            Column I
                                                              LIFE ON WHICH
                                                              DEPRECIATION IN
                                                              LATEST INCOME
                               DATE OF        DATE            STATEMENT IS
DESCRIPTION                   CONSTRUCTION    ACQUIRED (6)       COMPUTED
Commercial Property:
 New York State:
  New York City:
    Fordham Rd                1933              1992         4-40 years
    Third Avenue              1928              1992         13 years
    Rego Park                 1959              1992         6-40 years
    Flushing                  1975(5)           1992         10-22 years
    Lexington Ave.            1965              1992         29 years
    Flatbush Ave.
     and Avenue U             1970              1992         20-40 years

Total NY City

Total NY State

New Jersey:
  Paramus                     1962              1992         5-40 years

  Total NJ

  Total
  Commercial
  Property

Miscellaneous
 Properties                   Various           1992         7-25 years




(1) Subsequent to December 31, 1994, the Company entered into several new credit facilities totalling approximately $121,000,000, replacing all existing indebtedness except with respect to the Paramus, New Jersey property.

(2) Initial cost is as of May 15, 1992 (the date on which the Company commenced real estate operations) unless acquired subsequent to that date. See Column H.

(3) Cost capitalized subsequent to acquisition does not include development costs at December 31, 1994 of $27,213,000.

(4)  Aggregate cost is approximately the same for Federal income tax purposes.

(5)  Date represents lease acquisition date.

(6) Date acquired represents the date on which the Company commenced its real estate operations.

                                                              SCHEDULE III Cont.

ALEXANDER'S, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)



                                                 DEC. 31, 1994    DEC. 31, 1993
                                                 -------------    -------------
REAL ESTATE:
   Balance at beginning of period                   $86,114           $83,373
   Additions during the period:
       Buildings, leaseholds and
           leasehold improvements                       356             2,741
                                                    -------           -------
                                                     86,470            86,114
   Deductions during the period:
       Retirements and sales of leases                  159                --
                                                    -------           -------
Balance at end of period                            $86,311           $86,114
                                                    =======           =======

ACCUMULATED DEPRECIATION:
   Balance at beginning of period                   $35,124           $34,513
   Additions charged to operating
       expenses                                       1,393               611
                                                    -------           -------
                                                     36,517            35,124
   Retirements and sales of leases                      152                --
                                                    -------           -------
Balance at end of period                            $36,365           $35,124
                                                    =======           =======


                                                      Commission File No. 1-6064




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________



                                    EXHIBITS

                                       to

                                   FORM 10-K


                                 Annual Report
                        Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 1994

                                _______________

                               ALEXANDER'S, INC.

                               Index to Exhibits


     The following is a list of all exhibits filed as part of this Report:


EXHIBIT NO.      DOCUMENT                                                                                               PAGE
-----------      --------                                                                                               ----
 3(i)           Certificate of Incorporation, as amended.  Incorporated herein by reference from Exhibit 3.0 to the
                Registrant's Current Report on Form 8-K dated September 21, 1993.

 3(ii)          By-Laws, as amended.  Incorporated herein by reference from Exhibit 3(B) to the Registrant's Form
                10-K for the fiscal year ended July 27, 1991.

10(i)(A)(1)*    Agreement, dated as of December 4, 1985, among Seven Thirty One Limited Partnership ("731 Limited
                Partnership"), Alexander's Department Stores of Lexington Avenue, Inc., the Company, Emanuel Gruss,
                Riane Gruss and Elizabeth Goldberg (collectively, the "Partners").  Incorporated herein by reference from Exhibit 10(i)(F)(1) to the Registrant's Form 10-K for the fiscal year ended July 26, 1986.

10(i)(A)(2)     Amended and Restated Agreement of Limited Partnership in the 731 Limited Partnership, dated as of
                August 21, 1986, among the Partners.  Incorporated herein by reference from Exhibit 1 to the
                Registrant's Current Report on Form 8-K, dated August 21, 1986.

10(i)(A)(3)     Third Amendment to Amended and Restated Agreement of Limited Partnership dated December 30, 1994, among the Partners.  Filed herewith.

10(i)(B)(1)     Promissory Note Modification Agreement, dated October 4, 1993, between Alexander's Department Stores of New Jersey, Inc. and New York Life Insurance Company ("New York Life").  Incorporated herein by reference from Exhibit 10(i)(3)(a) to the Registrant's Form 10-K for the Transition Period August 1,
                1993 to December 31, 1993.

10(i)(B)(2)     Mortgage Modification Agreement, dated October 4, 1993, by Alexander's Department Stores of New
                Jersey, Inc. and New York Life Incorporated herein by reference from Exhibit 10(i)(E)(3)(a) to the
                Registrant's Form 10-K for the Transition Period August 1, 1993 to December 31, 1993.

EXHIBIT NO.                       DOCUMENT                                                                              PAGE
-----------                       --------                                                                              ----
10(i)(C)*       Credit Agreement, dated March 15, 1995, among the Company and Vornado Lending Corp.  Filed herewith.

10(i)(D)*       Credit Agreement, dated March 15, 1995, among the Company and First Fidelity Bank, National
                Association.  Filed herewith.

10(i)(E)*       Building Loan Agreement, dated as of March 29, 1995, among the Company, Union Bank of Switzerland
                ("UBS") (New York Branch) as Lender and UBS (New York Branch) as Agent.  Filed herewith.

10(i)(F)*       Project Loan Agreement, dated as of March 29,1995, among the Company, UBS (New York Branch), as
                Lender and UBS (New York Branch) as Agent.  Filed herewith.

10(i)(G)(1)     Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen
                Realty Consultants, Inc., each as special real estate consultants, and the Company.  Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant's Form 10-K for the fiscal year ended
                July 25, 1992.

10(i)(G)(2)     Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the
                Company and Vornado Realty Trust.  Filed herewith.

10(i)(H)        Management and Development Agreement, dated as of February 6, 1995, between Vornado Realty Trust and the Company, on behalf of itself and each subsidiary listed therein.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 6, 1995.

10(i)(I)        Standstill and Corporate Governance Agreement, dated as of February 6, 1995, by and among Vornado
                Realty Trust, Interstate Properties and the Company.  Incorporated herein by reference from Exhibit
                10.2 to the Registrant's Current Report on Form 8-K dated February 6, 1995.

EXHIBIT NO.                       DOCUMENT                                                                             PAGE
-----------                       --------                                                                             ----
10(i)(J)        Commitment letter, dated as of February 6, 1995, between Vornado Realty Trust and the Company.
                Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K
                dated February 6, 1995.

10(i)(K)        Consulting Retention Agreement, dated as of August 26, 1993, between the Company and Versar, Inc.
                Incorporated herein by reference from Exhibit 10(i)(4) to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.

10(i)(L)        Consulting Retention Agreement, dated as of August 19, 1993, between the Company and Certified
                Engineering and Testing Co., Inc.  Incorporated herein by reference from Exhibit 10(i)(J) to the
                Registrant's Form 10-K for the fiscal year ended July 31, 1993.

10(i)(M)        Consulting Retention Agreement, dated as of August 10, 1993, between the Company and Merritt &
                Harris, Inc.  Incorporated herein by reference from Exhibit 10(i)(I) to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.

10(ii)(A)(1)*   Agreement of Lease, dated April 22, 1966, between S&E Realty Company and Alexander's Department
                Stores of Valley Stream, Inc.  Incorporated herein by reference from Exhibit 13N to the Registrant's
                Registration Statement on Form S-1 (Registration No. 2-29780).

10(ii)(A)(2)    Guarantee, dated April 22, 1966, of the Lease described as Exhibit 10(ii)(A)(1) above by Alexander's
                Department Stores, Inc.  Incorporated herein by reference from Exhibit 13N(1) to the Registrant's
                Registration Statement on Form S-1 (Registration No. 2-29780).

10(ii)(A)(3)*   Agreement of Lease, between Alexander's, Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
                March 31, 1994.

10(ii)(A)(4)*   Amendment to the Lease, between Alexander's, Inc. and Sears Roebuck & Co., dated March 29,
                1995. Filed herewith.

EXHIBIT NO.                          DOCUMENT                                                                             PAGE
-----------                          --------                                                                             ----

10(ii)(A)(5)*      Agreement, dated as of December 1, 1992, between Alexander's Department Stores of Yonkers, Inc. and
                   Bradlees, Inc. relating to the sale and assignment of leasehold interest in the property located at
                   2500 Central Park Avenue, Yonkers, New York.  Incorporated herein by reference from Exhibit
                   10(ii)(E)(3) to the Registrant's Form 10-K for the fiscal year ended July 25, 1992.

10(ii)(A)(6)*      Lease for Rego Park, Queens, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit 10(ii)(E)(5) to the
                   Registrant's Form 10-K for the fiscal year ended July 25, 1992.

10(ii)(A)(7)(a)*   Lease for Fordham Road, Bronx, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit 10(ii)(E)(6) to the
                   Registrant's Form 10-K for the fiscal year ended July 25, 1992.

10(ii)(A)(7)(b)    First Amendment to the Lease for Fordham Road, Bronx, New York, dated as of February 22, 1995, between the Company, as Landlord, and Caldor, as tenant. Filed herewith.

10(ii)(A)(8)(a)*   Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit 10(ii)(E)(7) to the
                   Registrant's Form 10-K for the fiscal year ended July 25, 1992.

10(ii)(A)(8)(b)    First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of February 22, 1995 between the Company as sublandlord, and Caldor, as tenant. Filed herewith.

10(ii)(A)(9)*      Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue Acquisition
                   Associates.  Incorporated by reference from Exhibit 10(ii)(F) to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.

10(ii)(A)(10)*     Agreement of Lease, between Alexander's Department Stores of New Jersey, Inc. and Waban, Inc.
                   Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                   for the twelve weeks ended October 23, 1993, dated December 7, 1993.

EXHIBIT NO.                            DOCUMENT                                                                             PAGE
-----------                            --------                                                                             ----
10(ii)(A)(11)*       Agreement of Lease, between Alexander's Department Store of New Jersey, Inc. and Home Depot U.S.A.,
                     Inc.  Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
                     10-Q for the twelve weeks ended October 23, 1993, dated December 7, 1993.

10(ii)(A)(12)(a)*    Agreement of Lease, between the Company and Marshalls of Richfield, MN., Inc., dated as of March 1,
                     1995.  Filed herewith.

10(ii)(A)(12)(b)     Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(12)(a) above by the
                     Company.  Filed herewith.

10(iii)(A)           Employment Agreement, dated March 29, 1995, between Brian M. Kurtz and the Company.  Filed herewith.

10(iii)(B)           Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann.  Filed herewith.

21                   Subsidiaries of Registrant.  Filed herewith.

27                   Financial Data Schedule.  Filed herewith.

______________

* The basic operating agreements have been filed herewith or incorporated by reference. Certain amendments, supplements and other related agreements which are not material to current operations have not been filed but will be made available upon request.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
   of Alexander's, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 1994, and 1993 and the related statements of operations, deficiency in net assets and cash flows for the year ended December 31, 1994, for the five months ended December 31, 1993 and each of the two years in the period ended July 31, 1993. Our audits also included the financial statement schedules listed in the index at Item 14.(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and 1993, and the results of their operations and their cash flows for the year ended December 31, 1994 and for the five months ended December 31, 1993 and each of the two years in the period ended July 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 5 to the financial statements, the Company changed in Fiscal 1993 its method of accounting for postretirement healthcare benefits to conform with Statement of Financial Accounting Standards No. 106.

As emphasized in Note 1 to the financial statements, the Company's ability to operate as a viable real estate company will depend on the successful completion of the development and leasing of a substantial portion of its existing properties, which is a material factor in the Company's ability to meet its debt service requirements.


DELOITTE & TOUCHE LLP

New York, New York
March 29, 1995

                       ALEXANDER'S, INC. AND SUBSIDIARIES


                          Consolidated Balance Sheets
                  (amounts in thousands except share amounts)


                                                                              DECEMBER 31,             DECEMBER 31,
                                                                                  1994                     1993
                                                                              ------------             ------------
ASSETS:
Real estate, net                                                              $    84,658              $    70,882
Cash and cash equivalents                                                           2,363                    7,053
Restricted cash                                                                        --                      775
Note receivable                                                                     4,550                      --
Deferred lease expense                                                             11,561                    8,608
Deferred finance and debt expense                                                   2,642                    1,184
Other assets                                                                        3,645                    4,415
                                                                              -----------              -----------

TOTAL ASSETS                                                                  $   109,419              $    92,917
                                                                              ===========              ===========


LIABILITIES AND DEFICIENCY IN NET ASSETS:

CONTINUING OPERATIONS:
Secured debt                                                                  $    51,654              $    41,566
Taxes payable and accrued liabilities                                              21,409                   13,204
Debt                                                                                1,188                    1,188
Minority interest                                                                   1,574                    1,574
                                                                              -----------              -----------
Total continuing operations                                                        75,825                   57,532
                                                                              -----------              -----------


DISCONTINUED RETAIL OPERATIONS:
Accrual for losses from discontinued operations                                    26,742                   32,227
Taxes payable and accrued liabilities                                               2,613                    2,353
Liabilities subject to settlement under reorganization
  proceedings                                                                      25,812                   26,411
                                                                              -----------              -----------
Total discontinued retail operations                                               55,167                   60,991
                                                                              -----------              -----------
    Total liabilities                                                             130,992                  118,523


COMMITMENTS AND CONTINGENCIES


DEFICIENCY IN NET ASSETS                                                          (21,573)                 (25,606)
                                                                              -----------              -----------

TOTAL LIABILITIES AND DEFICIENCY IN NET ASSETS                                $   109,419              $    92,917
                                                                              ===========              ===========

                See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                  (amounts in thousands except share amounts)

                                                       YEAR             FIVE MONTHS       FIFTY-THREE        FIFTY-TWO
                                                       ENDED               ENDED          WEEKS ENDED       WEEKS ENDED
                                                 -----------------   ----------------   ---------------   ---------------
                                                   DEC. 31, 1994       DEC. 31, 1993     JULY 31, 1993     JULY 25, 1992
                                                 -----------------   ----------------   ---------------   ---------------
Continuing Operations:
     Real estate operating revenue               $       11,572      $       5,133      $      5,580      $      2,207
     Gains on sales of real estate and
         real estate leases                                 161                 --            28,779                --
     Write-off of pre-development costs                      --                 --                --           (11,972)
     Reorganization costs                                (3,721)            (1,808)           (5,030)           (4,318)
     Depreciation and amortization                       (1,821)              (833)           (2,124)             (359)
     Operating, general and administrative
         expenses                                        (3,595)            (1,391)             (842)             (296)
     Interest and debt expense                           (3,331)              (855)               --                --
     Other income and interest                            4,768                700               788               108
                                                 --------------      -------------      ------------      ------------

Income/(loss) from continuing operations                  4,033                946            27,151           (14,630)
Loss from discontinued operations                            --                 --              (477)         (118,198)
                                                 --------------      -------------      ------------      ------------
Income/(loss) before cumulative effect of
     change in accounting principle                       4,033                946            26,674          (132,828)
Cumulative effect of change in accounting                    --                 --           (21,449)               --
                                                 --------------      -------------      ------------      ------------
NET INCOME/(LOSS)                                $        4,033      $         946      $      5,225      $   (132,828)
                                                 ==============      =============      ============      ============

NET INCOME/(LOSS) PER COMMON SHARE:
         Continuing operations                   $         0.81      $        0.19      $       5.45      $      (2.94)
         Discontinued operations                             --                 --             (0.09)           (23.75)
         Cumulative effect of change in
              accounting                                     --                 --             (4.31)               --
                                                 --------------      -------------      ------------      ------------
                                                 $         0.81      $        0.19      $       1.05      $     (26.69)
                                                 ==============      =============      ============      ============



                See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF DEFICIENCY IN NET ASSETS
                  (amounts in thousands except share amounts)

                                                   YEAR           FIVE MONTHS        FIFTY-THREE       FIFTY-TWO
                                                   ENDED             ENDED           WEEKS ENDED      WEEKS ENDED
                                               DEC. 31, 1994     DEC. 31, 1993      JULY 31, 1993    JULY 25, 1992
                                               -------------     -------------     --------------    -------------
PREFERRED STOCK - Authorized, 3,000,000
 shares, none issued

COMMON STOCK - Authorized, 10,000,000
 shares, par value $1.00 per share;
 outstanding, [5,173,450] shares                $     5,174       $     5,174       $     5,174       $     5,174
                                                -----------       -----------       -----------       -----------

EXCESS STOCK - Authorized, 13,000,000
 shares, par value $1.00 per share,
 none issued

ADDITIONAL PAID-IN-CAPITAL
 Balance, beginning of period                        24,843            24,843            23,779            23,651
 Exercise of stock options                              --               --               1,064               128
                                                ------------      -----------       -----------       -----------

 Balance, end of period                              24,843            24,843            24,843            23,779
                                                -----------       -----------       -----------       -----------

RETAINED EARNINGS (DEFICIT):

 Balance, beginning of period                        (54,663)         (55,609)          (60,834)           71,994
 Net income/(loss)                                     4,033              946             5,225          (132,828)
                                                ------------      -----------       -----------       -----------

 Balance, end of period                              (50,630)         (54,663)          (55,609)          (60,834)
                                                -------------     -----------       -----------       -----------

                                                     (20,613)         (24,646)          (25,592)          (31,881)

TREASURY SHARES - (172,600, 172,600,
 197,600 and 197,600 shares at cost)
 Balance, beginning of period                           (960)            (960)           (1,099)           (1,099)
 Issuance of treasury stock                             --               --                 139              --
                                                ------------      -----------       -----------       -----------
 Balance, end of period                                 (960)            (960)             (960)           (1,099)
                                                ------------      -----------       -----------       -----------

DEFICIENCY IN NET ASSETS                        $    (21,573)     $   (25,606)      $   (26,552)      $   (32,980)
                                                =============     ============      ===========       ===========


                See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                     Consolidated Statements Of Cash Flows
                             (amounts in thousands)


                                                                                    FIVE            FIFTY-THREE      FIFTY-TWO
                                                                    YEAR           MONTHS             WEEKS            WEEKS
                                                                    ENDED           ENDED             ENDED            ENDED
                                                                 ------------    ------------      -------------    ------------

                                                                      -               -                                  -
                                                                   DEC. 31,        DEC. 31,          JULY 31,         JULY 25,
                                                                   --------        --------          --------         --------
                                                                     1994            1993              1993             1992
                                                                     ----            ----              ----             ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                            $ 4,033         $     946         $  27,151        $ (14,630)
         Adjustments to reconcile net income to net cash
         provided by (used in) continuing operating activities:
         Depreciation and amortization                             2,251               833             2,124              359
         Gains on sales of real estate and real estate leases       (161)               --           (28,779)              --
         Write-off of predevelopment costs                            --                --                --           11,972
         Equity in real estate operations (net of distributions
         of $(583), $(4,211) and $(1,329) at December 31,
         1994, December 31, 1993 and July 31, 1993,
         respectively).                                           (1,260)            3,116              (326)            (947)
         Change in operating assets and liabilities from
         continuing operations:
         Restricted cash                                             775               371             1,833           (2,979)
         Note receivable                                          (4,550)               --                --               --
         Taxes payable and accrued liabilities                     1,793            (1,020)            2,331               --
         Other                                                     1,602             1,238              (250)              --
                                                                 -------         ---------         ---------        ---------
  Net cash (used in)/provided by operating activities
         of continuing operations                                  4,483             5,484             4,084           (6,225)
                                                                 -------         ---------         ---------        ---------
  Net cash (used in)/provided by discontinued operating
         activities                                               (5,539)          (21,567)          (28,475)           9,664
                                                                 -------         ---------         ---------        ---------
  Net cash (used in)/provided by operating activities             (1,056)          (16,083)          (24,391)           3,439
                                                                 -------         ---------         ---------        ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to real estate                                (11,170)           (2,549)               --           (5,056)
         Proceeds from sales of real estate and real estate
               leases                                                200                --            33,701               --
         Deferred lease expense                                       --              (677)             (575)              --
                                                                 -------         ---------         ---------        ---------

  Net cash (used in)/provided by investing activities            (10,970)           (3,226)           33,126           (5,056)
                                                                 -------         ---------         ---------        ---------


  CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of secured debt                                 10,000                --                --           10,000
         Reduction of secured debt                                  (775)           (2,314)               --           (1,720)
         Exercise of stock option                                     --                --               625               --
         Reduction of debt from capital lease obligations             --                --              (144)            (668)
         Deferred finance and debt expense                        (1,889)               --                --               --
                                                                 -------         ---------         ---------        ---------
  Net cash provided by/(used in) financing activities              7,336            (2,314)              481            7,612
                                                                 -------         ---------         ---------        ---------

  CASH AND CASH EQUIVALENTS:
         Net cash (used)/provided                                 (4,690)          (21,623)            9,216            5,995
         Beginning of period                                       7,053            28,676            19,460           13,465
                                                                 -------         ---------         ---------        ---------
         End of period                                           $ 2,363         $   7,053         $  28,676        $  19,460
                                                                 =======         =========         =========        =========


  SUPPLEMENTAL INFORMATION
         Cash  payments for interest                             $ 5,133         $   4,424         $   2,222        $   2,231
                                                                 =======         =========         =========        =========
         Cash payments for income taxes                          $   131         $     349         $     179        $     584
                                                                 =======         =========         =========        =========
         Tax refunds received                                    $  (200)        $    (564)        $      --        $  (1,395)
                                                                 =======         =========         =========        =========
         Reclassification of obligations subject to settlement
               under reorganization proceedings                  $    --         $      --         $      --        $  77,148
                                                                 =======         =========         =========        =========

                See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       EMERGENCE FROM CHAPTER 11

                 On May 15, 1992 (the "Petition Date"), Alexander's and sixteen of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under chapter 11 of the United States Bankruptcy Code, 11 U.S.C. Section Section 101 et seq. (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On May 14, 1993, the Company filed a Joint Plan of Reorganization (as amended and restated on July 21, 1993, and modified thereafter, the "Plan"), which allowed the Company to emerge from bankruptcy and continue operating as a real estate company. On September 21, 1993 (the "Confirmation Date"), the Bankruptcy Court confirmed the Plan, which provided for general unsecured creditors of the Company to receive cash in full for their allowed claims, together with interest on such claims, upon the successful effectuation of the Plan.

                 On March 1, 1995, the Bankruptcy Court approved a $75,000,000 secured financing, a portion of the proceeds from which were to pay the balance due and owing to the holders of allowed general unsecured claims. On March 15, 1995, the Company paid holders of allowed general unsecured claims in full, together with accrued interest in respect of their claims. Such payments aggregated $24,005,000. The Official Committee of Unsecured Creditors has been dissolved and all secured and unsecured creditors having allowed claims in the Bankruptcy Court cases have received the cash payments or debt instruments contemplated to be delivered to them under the Plan. The Bankruptcy Court has retained jurisdiction to resolve any remaining disputed claims and for other limited purposes.

                 The Company's ability to operate as a viable real estate company will depend on the successful completion of the development and leasing of a substantial portion of its existing properties, which is a material factor in the Company's ability to meet its debt service requirements. A failure to raise additional cash through additional leasing, asset sales, external financing or otherwise will substantially impede the Company's ability to complete the development of its properties.

                 Liabilities subject to settlement under the Plan are as follows (amounts in thousands):


                                                        DEC. 31,1994      DEC. 31,1993
                                                        ------------      ------------
                Discontinued retail operations:
                Accounts payable and accrued
                     liabilities                            $ 22,381          $ 22,945
                Unsecured debt                                   731               766
                Other liabilities                              2,700             2,700
                                                          ----------        ----------
                                                            $ 25,812          $ 26,411
                                                           =========         =========

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 Business -- The Company is engaged in the business of leasing, managing, developing and redeveloping real estate properties, focusing on the properties where its department stores were formerly located.

                 Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and the Partnership, a partnership in which the Company held a majority interest at December 31, 1994. Investments in real estate and other property which are 50% owned joint ventures are accounted for under the equity method. All material intercompany accounts and transactions have been eliminated.

                 Cash and Cash Equivalents -- The Company includes in cash and cash equivalents both cash and short-term highly liquid investments which are readily convertible into cash and mature within three months.

                 Real Estate and Other Property -- Real estate and other property is recorded at the lower of cost, less accumulated depreciation, or market. Depreciation is provided on buildings and improvements on a straight-line basis over their estimated useful lives. When real estate and other property is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that management believes such costs are recoverable through the value of the property.

                 Deferred Lease Expense -- The Company capitalizes the costs incurred in connection with obtaining long-term leases. Deferred lease expense is amortized on the straight-line method over the initial terms of the leases.

                 Deferred Finance and Debt Expense -- The Company capitalizes the costs incurred in connection with obtaining short-term or long-term debt or refinancing existing debt. These costs are amortized on the straight-line method over the initial terms of the debt.

                 Leases -- All leases are operating leases whereby rents are recorded as real estate operating revenue, and reimbursement of operating expenses are offset against property expenses included in operating, general and administrative expenses. The straight-line basis is used to recognize rents under leases entered into which provide for varying rents over the lease terms.

                 Income Taxes -- The Company recognizes deferred taxes for the temporary differences between the tax bases of its assets and liabilities and the amounts reported in the financial statements at enacted statutory tax rates.

                 Reorganization Costs -- Reorganization costs consist of legal, accounting and other professional fees incurred in connection with consultations on restructuring alternatives of the Company.

                 Amounts Per Share -- Amounts per share are computed based upon the weighted average number of shares outstanding during the period.

3.       COMPARABLE TRANSITIONAL PERIOD FINANCIAL DATA

                 In November 1993, the Company changed to a calendar year from a fiscal year ending on the last Saturday in July to be consistent with the predominant real estate industry practice. The change of fiscal year resulted in a transition period of five months beginning on August 1, 1993 and ending on December 31, 1993. Presented below is the financial data for the years ended December 31, 1994 and 1993 (amounts in thousands).



                                                            YEAR                   YEAR
                                                            ENDED                  ENDED
                                                         DECEMBER 31,          DECEMBER 31,
                                                             1994                  1993
                                                         ------------          ------------
                                                                                (UNAUDITED)
  Continuing Operations:
      Real estate operating revenue                        $ 11,572                $ 9,320
      Gains on sales of real estate and
          real estate leases                                    161                  7,686
      Reorganization costs                                   (3,721)                (4,400)
      Depreciation and amortization                          (1,821)                (1,876)
      Operating, general and
          administrative expenses                            (3,595)                (1,501)
      Interest and debt expense                              (3,331)                  (855)
      Other income and interest                               4,768                  1,270
                                                           --------                -------
  Income from continuing operations                           4,033                  9,644

  Loss from discontinued operations                              --                   (280)
                                                           --------                -------
  NET INCOME                                              $   4,033              $   9,364
                                                          =========              =========

4.  REAL ESTATE

(amounts in thousands)

                                                      DECEMBER 31,      DECEMBER 31,
                                                          1994               1993
                                                      ------------      ------------
Land                                                    $ 26,460          $ 26,460
Buildings, leaseholds and leasehold improvements          59,851            59,654
Predevelopment and other deferred costs                   27,213            13,653
                                                        --------          --------
                                                         113,524            99,767
Less:  Accumulated depreciation and amortization          36,365            35,124
                                                        --------          --------
                                                          77,159            64,643
Investment in unconsolidated joint venture
   (Kings Plaza Mall)                                      7,499             6,239
                                                        --------          --------
Real estate, net                                        $ 84,658          $ 70,882
                                                        ========          ========



Summary financial information for the Kings Plaza Mall is as follows (amounts in thousands):




                                                  SIX MONTHS
                                                    ENDED          FISCAL YEAR ENDED JUNE 30,
                                                   DEC. 31,     -------------------------------
                                                     1994       1994          1993         1992
                                                  ----------    ----          ----         ----
                                                 (UNAUDITED)
   Operating revenue                              $ 12,694     $ 24,635     $ 23,890   $ 21,790
                                                  --------     --------     --------   --------

   Operating costs                                   8,590       17,662       17,477     16,486
   Depreciation and amortization                       649        1,147        1,231      1,253
   Interest expense                                    879        1,945        2,270      1,932
                                                  --------     --------     --------   --------
                                                    10,118       20,754       20,978     19,671
                                                  --------     --------     --------   --------
   Income before taxes                            $  2,576     $  3,881     $  2,912   $  2,119
                                                  ========     ========     ========   ========

   Assets, principally cash (at
     June 30, 1993 and 1992) and
     property and equipment                       $ 28,600     $ 33,800     $ 40,500   $ 32,200
                                                  ========     ========     ========   ========

   Liabilities                                    $ 17,400     $ 19,500     $ 22,600   $ 17,200
                                                  ========     ========     ========   ========


                 As of March 24, 1995, the Company had not paid real estate taxes that were due on its Rego Park, Lexington Avenue, Third Avenue and Kings Plaza Store properties in the aggregate principal amount of approximately $5,900,000 plus interest.

                  During the first quarter of 1995, the Company entered into separate agreements with The City of New York on its Rego Park and Lexington Avenue properties pursuant to which the Company made an initial installment payment of 15% of all delinquent taxes, plus interest on each property calculated to the date of the respective installment agreements. Thereafter, the Company is required to make equal quarterly installment payments until all delinquent taxes and interest on each of these properties are paid in full.

                 On March 15, 1995, the Company entered into a 60-day escrow agreement with a title company in the amount of approximately $7,000,000 representing both principal and interest owed on the unpaid real estate taxes including the amounts owing under the agreements. The escrow agreement established an interest bearing cash collateral account and was funded from the proceeds of certain of the Company's financings.


5.       PROVISION FOR ESTIMATED LOSSES AND EXPENSES ON DISCONTINUED OPERATIONS

                 The results of the retail operations, together with the provisions for estimated future losses, are presented as "discontinued operations" in the consolidated statements of operations. The Company provided significant reserves in the amount of approximately $97,800,000 in the third quarter of the fiscal year ended July 25, 1992 for estimated expenses and losses to be incurred in connection with discontinuing its retail operations. In addition, the Company recorded a one-time transition charge of approximately $21,400,000 resulting from its adoption of Statement of Financial Accounting Standards ("SFAS"), 106, "Employees' Accounting for Postretirement Benefits Other Than Pensions" and increased the loss from discontinued operations by approximately $500,000 for the fiscal year ended July 31, 1993. The amounts utilized and remaining reserves are summarized as follows (amounts in thousands) :

                                          DEC. 31, 1994       DEC. 31, 1993       JULY 31, 1993       JULY 25, 1992
                                          -------------       -------------       -------------       -------------
Balance at beginning of period              $  32,808           $  44,047           $  53,402           $      --
Provisions provided during period                  --                  --              21,926              97,800
Utilized during period                         (5,485)            (11,239)            (31,281)            (44,398)
                                           -----------         -----------          ----------          ----------
Balance at end of period                    $  27,323           $  32,808           $  44,047           $  53,402
                                            =========           =========           =========           =========


The balance remaining is reflected in the consolidated balance sheet as of December 31, 1994 as follows (amounts in thousands):

Accrual for losses from
  discontinued operations                   $  26,742
Liabilities subject to settlement
  under reorganization
  proceedings-discontinued retail
  operations                                      581
                                            ---------
                                            $  27,323
                                            =========


                 It is the opinion of management that these reserves represent a reasonable estimation of the remaining costs associated with discontinuing the retail operations. However, due to the continuing uncertainties with respect to (i) the final resolution of all bankruptcy claims filed or continuing to be filed against the Company in the Bankruptcy Court cases, (ii) the final cost of interest accruing on unpaid unsecured creditors' claims and
(iii) the contingent obligations of the Company with respect to its former employees' postretirement health care benefits, the ultimate amount of such costs to be incurred is presently not determinable. Any future additions to these reserves will be provided when known. Any excess in such reserves over actual costs incurred will be recorded as income when they become reasonably certain.


6.  DEBT

(amounts in thousands)


                                                   DEC. 31, 1994   DEC. 31, 1993
                                                   -------------   -------------
Items included in secured debt:

 First mortgage loans, payable to
     1998, with interest rates ranging
     from 8.5% to 10.5% at December 31, 1994            $ 27,012        $ 16,136

 Secured note, payable in semiannual
     installments to 2000, with
     interest at 7.3% at December 31, 1994                 8,318           8,330

 Bank loan with average interest rate
     of 8.0% at December 31, 1994                         16,324          17,100
                                                        --------        --------
                                                          51,654          41,566
                                                        --------        --------

Other debt:

 Bank loans, 731 Limited
     Partnership, with average interest
     rates of 12.1% at December 31, 1994                   1,188           1,188

 Other (included in liabilities subject to
     settlement under reorganization proceedings)            731             766
                                                       ---------       ---------
                                                           1,919           1,954
                                                       ---------       ---------
                                                        $ 53,573        $ 43,520
                                                        ========       =========







A summary of maturities of long-term debt is as follows (amounts in thousands):

 Year ending December 31,

                     1995                             $ 11,223
                     1996                               20,081
                     1997                                  135
                     1998                               13,425
                  Thereafter                             8,709
                                                      --------
                                                      $ 53,573
                                                      ========


                 Approximately $900,000 in standby letters of credit were issued at December 31, 1994.

                 At December 31, 1994, the Company held an 82% interest in the Seven Thirty One Limited Partnership (the "Partnership"). A third party (the "731 Limited Partners"), as a limited partner, held an 18% interest in the Partnership.

                 The outside 731 Limited Partners have the right to require the Partnership to redeem their partnership interest in two separate stages for an aggregate amount of approximately $35,000,000, plus capitalized interest from the effective date of the Plan to the date of redemption of approximately
$1,800,000.   In January 1995, the Partnership redeemed the first portion of the outside 731 Limited Partners' interest by giving such limited partner a promissory note due in August 1998 in the amount of approximately
$21,800,000 (the "Note"). The Note bears interest at the prime rate and is secured by a second mortgage on the Lexington Avenue property. The outside 731 Limited Partners have the right to put their remaining 7.64% interest to the Partnership for a five-year period in exchange for a five-year secured note in the principal amount of $15,000,000, bearing interest at a rate equal to the Prime Rate plus 1%. The Company currently holds a 92.36% interest in the Partnership.

                 The effect of the $21,800,000 redemption by the Partnership of the first portion of the 731 Limited Partners' partnership interest on the Company's balance sheet will be an increase to real estate a reduction in minority interest for the redeemed shares, and an increase in debt.

                 The Company incurred $5,133,000 of total interest costs during 1994 of which $1,718,000 was capitalized.

                 The net carrying value of real estate collateralizing mortgages amounted to $45,980,000 at December 31, 1994.


7.       LEASES

Leases and Sales of Leases

                 During the 53 weeks ended July 31, 1993, the Company sold its interests in four real property leases and assigned another real property lease. The Company received proceeds of $33,701,000, and recorded a pre-tax gain of $28,779,000.

As Lessor

                 The Company currently (i) net leases to the Caldor Corporation ("Caldor") its Fordham Road property, (ii) net subleases to Caldor its Flushing property and (iii) net leases its Third Avenue property to an affiliate of Conway Stores, Inc. ("Conway").

                 The rental terms for the properties leased to Caldor and Conway range from 20 years to approximately 34 years. The leases provide for the payment of fixed base rentals payable monthly in advance and for the payment by the lessees of additional rents based on a percentage of the tenants' sales as well as reimbursements of real estate taxes, insurance and maintenance.

                 As of December 31, 1994, future base rental revenue, under noncancellable operating leases is as follows:

                   YEAR ENDING                           TOTAL
                  DECEMBER 31,                          AMOUNTS
                  ------------                          -------
                      1995                         $    7,287,000
                      1996                              7,435,000
                      1997                              7,467,000
                      1998                              7,831,000
                      1999                              7,876,000
                   Thereafter                         185,430,000


                 Revenues from the Caldor leases represent approximately 63% of the Company's consolidated revenues for the year ended December 31, 1994. Revenues from the Conway lease represents approximately 13% of the Company's consolidated revenues for the year ended December 31, 1994. The Company believes that the loss of either of these tenants would have a material adverse effect on the Company.

                 In addition, the Company has entered into leases with Sears, Caldor and Marshalls for its Rego Park Redevelopment Property and has entered into "pad" leases with Waban, Inc., which operates B.J.'s Wholesale Clubs and Home Depot at its Paramus Redevelopment Property.

                 The Rego Park leases referred to above require the Company to build a multi-level parking garage annexed to the existing building where these stores will be located, to subdivide and reface the building and to make other improvements. Rentals commence under these leases upon the completion of such projects. Construction commenced in December 1994.

                 In connection with the Waban's and Home Depot leases at Paramus, rentals commence upon the completion of the construction of the buildings which is subject to obtaining various governmental approvals. If the proposed condemnation of a portion of the Paramus property were to occur, the required governmental approvals could not be obtained.

As Lessee

          The Company is a tenant under a long-term lease for the Flushing property which expires on January 31, 2027. Future minimum lease payments under the operating lease at December 31, 1994 are as follows:

           Year Ending
          December 31,           Amount
          ------------           ------
              1995           $  496,000
              1996              496,000
              1997              344,000
              1998              331,000
              1999              331,000
           Thereafter         6,017,000


8.   INCOME TAXES

          For the year ended December 31, 1994, the Company had net income of approximately $4,033,000 for financial reporting purposes, for which no federal tax provision is currently provided due to the carryover of net operating losses ("NOLs"). The Company has remaining NOL carryovers for tax purposes of approximately $110,000,000 at December 31, 1994, of which $5,000,000, $52,000,000, $22,000,000, $15,000,000 and $16,000,000 expire in
2005, 2006, 2007, 2008 and 2009, respectively. The Company also had investment tax and targeted jobs tax credits of approximately $3,000,000 expiring in 2002 through 2005.

          The Company intends to elect to be taxed as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for the taxable year ended December 31, 1995. Under the Code, the Company's NOL carryovers generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed to its stockholders. The Company currently does not anticipate making any distributions during 1995.
In addition, the Company had a deferred tax liability of approximately $1,254,000 at December 31, 1994, which amount will be reversed in 1995 when the Company elects to be taxed as a REIT.

9.   RELATED PARTY TRANSACTIONS

          The Company is a party to a Real Estate Retention Agreement with Vornado Realty Trust ("Vornado"). Interstate Properties ("Interstate"), a partnership of which Steven Roth, a director of the Company, is the managing general partner, owns 27.1% of the outstanding common stock of the Company and owns 30.9% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 4.1% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate own, in the aggregate, 36.6% of the outstanding Common Shares of beneficial interest of Vornado. Vornado owns 29.3% of the outstanding common stock of the Company and, because of the relationship between Interstate, Mr. Roth and Vornado, Interstate and Vornado have filed as a "group" with the Securities and Exchange Commission in connection with their respective holdings in the Company. Pursuant to the Retention Agreement, Vornado agreed to act as the Company's exclusive leasing agent. The Retention Agreement will continue until March 2, 1998 after which it will automatically renew on a year-to-year basis, terminable by either party at the end of each year on not less than 60 days' prior notice.

          At December 31, 1994, the Company owed Vornado approximately $12,400,000 for transactions completed to date in connection with the leasing of, or the sale of leases on, approximately two-thirds of the Company's store properties. This amount will be payable over a seven-year period in an amount not to exceed $2,500,000 in any calendar year until the present value of such installments (calculated at a discount rate of 9% per annum) paid to Vornado equals the amount that would have been paid had it been paid on September 21, 1993 or at the time of the transaction giving rise to the commission, if later. This amount is included in "taxes payable and accrued liabilities" in the Consolidated Balance Sheets as of December 31, 1994.

          In September 1994, the Company obtained from Interprop Fordham, Inc., an affiliate of Interstate, and Citibank, N.A. a short-term secured loan of $10,000,000 which enabled the Company to make the $2,600,000 payment to the unsecured creditors and to fund a portion of the Company's working capital and capital expenditure requirements. This loan was repaid during the first quarter of 1995.

          During the twelve months ended December 31, 1994, the five months ended December 31, 1993 and the fiscal year 1993, Vornado through Interstate was paid $57,000, $2,000 and $445,000, respectively, by the Kings Plaza Shopping Center for performing leasing services. For the fiscal year 1992, Interstate was paid $694,000 by the Kings Plaza Shopping Center for performing leasing services.

          See Note 14 for a discussion of a recent financing provided by Vornado.

10.  ISSUANCE OF SHARES

          As of the Effective Date of the Company's Plan, the Company's Certificate of Incorporation was amended and restated to authorize the issuance of 26,000,000 shares of which 3,000,000 are Preferred Stock, par value $1.00 per share, 10,000,000 shares are Common Stock, par value $1.00 per share, and 13,000,000 are Excess Stock, par value $1.00 per share. At December 31, 1994, December 31, 1993, July 31, 1993, and July 25, 1992,
1,000,000 shares of Preferred Stock were authorized (none issued) and there was no authorized Excess Stock.


11.  LEGAL PROCEEDINGS

          In 1991, the Company settled a zoning-related litigation with, among others, the Borough of Paramus and the owners of a shopping center proximate to the Company's Paramus, New Jersey property (the "Westland Parties"). On November 14, 1994, the Company commenced a proceeding in the Bankruptcy Court against the Westland Parties to compel payment pursuant to such settlement.
On December 30, 1994, the Company and the Westland Parties reached a settlement with respect to such proceeding and the Company received a promissory note from the Westland Parties in the principal amount of $4,550,000 which was paid January 10, 1995 in exchange for a full release by the Company from any and all claims relating to such matters.


12.  COMMITMENTS AND CONTINGENCIES

     Paramus Property

          The State of New Jersey has notified the Company of its intention to condemn a portion of the Paramus property and has conducted an appraisal, the results of which have not yet been communicated to the Company. If the condemnation occurs, the Company will be required to change its development plans and Home Depot and B.J.'s Wholesale Clubs will not be obligated under their current leases, and the time and cost to develop the Paramus property may materially increase.

     Lexington Avenue Property

          The Company believes that, along with a number of other locations, a portion of the Lexington Avenue property is being considered by the Port Authority of New York and New Jersey (the "Port Authority") for the site of the terminus for a rail link from midtown Manhattan to LaGuardia and Kennedy Airports. In June 1994, the Federal Aviation Administration ("FAA") and the New York State Department of Transportation ("NYDOT") released a draft environmental impact statement ("DEIS") and Section 4(f) Evaluation (the "DEIS and Section 4(f) Evaluation") of the Port Authority's proposed rail link. On December 15, 1994, the Company submitted a letter of comment and a report to the U.S. Department of Transportation, the FAA and the NYDOT on the DEIS and
Section 4(f) Evaluation pursuant to the period of public comment which terminated on December 15,

1994. The Company expressed its opposition to the consideration of a portion of the Lexington Avenue property for the site of the terminus. Approval of numerous federal, New York State and New York City agencies are required before construction could begin. The Company does not know whether the rail link terminus project will be undertaken or, if undertaken, the timing of the project and whether the Lexington Avenue property will be chosen as the site of the terminus.

          If the project proceeds and the Port Authority selects a portion of the Lexington Avenue property for such use and can establish that it is needed to serve a public use, benefit or purpose, the Port Authority, after conducting the requisite public hearings, may acquire such portion of the Lexington Avenue property pursuant to its powers of eminent domain. The Company has the right to appeal any such action by the Port Authority. If the Port Authority prevails, the Company would be entitled to compensation for its loss. Since the nature and scope of any plans being considered by the Port Authority, and whether any such plans would ultimately affect the Lexington Avenue property, cannot be fully assessed by the Company at this time, it is impossible to determine the ultimate effect that a taking, or any uncertainty with respect thereto, would have on the Company's use or development of the Lexington Avenue property.

     Tax Certiorari Proceedings

          The Company is currently negotiating with the City of New York a settlement of both these unpaid real estate taxes and certiorari proceedings that are currently pending before the City of New York on several of its properties, some of which are properties where the real estate taxes remain unpaid.

          Alexander's Department Stores of Valley Stream, Inc. ("ADS of Valley Stream") is a party to a tax certiorari proceeding against The Board of Assessors and The Board of Assessment Review of the County of Nassau (the "Board") for overpayment of taxes on its former Valley Stream store property during the assessment rolls for May 1, 1986 through May 1, 1992. On
January 12, 1995, the Supreme Court of Nassau County, New York ruled that ADS of Valley Stream is entitled to an assessment reduction which would result in a refund of approximately $8,200,000, plus $1,300,000 in interest. The Company has been informed by the Board that it intends to appeal the court's decision.

     Rego Park Property

          The Company is currently building a parking structure and certain additional improvements at the Rego Park property. The Company estimates that its construction costs to build the parking structure and make certain additional improvements at the Rego Park site will be approximately $33,000,000 to $35,000,000. This amount includes approximately $3,000,000 to transport and dispose of soil containing lead which must be removed to complete the project.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (amounts in thousands except per share amounts)





                                Year Ended                       Five Months Ended                Fifty-Three Weeks Ended
                             December 31, 1994                   December 31, 1993                     July 31, 1993
                             -----------------                  -----------------                 -----------------------
                   1st        2nd        3rd       4th           3rd          4th           1st         2nd        3rd       4th
                   Quarter    Quarter    Quarter   Quarter       Quarter      Quarter       Quarter    Quarter    Quarter    Quarter
                   -----       -----     -----      -----         -----       -----          -----      -----      -----      -----
                                                                  (two       (three
                                                                 months)     months)
Real estate
operating
revenue            $ 2,896    $ 2,519    $ 3,062    $ 3,095       $ 2,030    $ 3,103        $  612    $ 1,205    $ 1,368    $ 2,395

Income/(loss)
from continuing
operations             650         86        757      2,540           645        301        (1,546)    27,959        (99)       837


Loss from
  discontinued
  operations            --         --         --         --            --         --          (110)      (147)      (110)      (110)

Cumulative
  effect of
  change in
  accounting            --         --         --         --            --         --       (21,449)        --         --         --

Net income/
  (loss)               650         86        757      2,540           645        301       (23,105)    27,812       (209)       727

Income/(loss)
  per common
  share:
  Continuing
    operations        0.13       0.02       0.15       0.51          0.13       0.06         (0.31)      5.62      (0.02)      0.17
  Discontinued
    operations          --         --         --         --            --         --         (0.02)     (0.03)     (0.02)     (0.02)
   Cumulative
     effect of
     change in
     accounting         --         --         --         --            --         --         (4.31)        --         --         --


Total               $ 0.13   $   0.02     $ 0.15     $ 0.51        $ 0.13     $ 0.06        $(4.64)    $ 5.59     $(0.04)    $ 0.15



(a) The total for the year ended July 31, 1993 differs from the sum of the quarters as a result of the weighting of the average number of shares outstanding.

14.  SUBSEQUENT EVENTS

          Effective March 2, 1995, following the Bankruptcy Court approval of the financing and management arrangements described below, the Company engaged Vornado Realty Trust ("Vornado") to act for it in the management and direction of virtually all of its business affairs pursuant to the Management and Development Agreement between the Company and Vornado dated February 6, 1995 (the "Management and Development Agreement"). Under the Management and Development Agreement, the term of which is three years, Vornado will provide the Company with strategic and day-to-day management services, including operation, maintenance, management, design, planning, construction and development of the Company's Redevelopment Properties. Pursuant to the Management and Development Agreement, Steven Roth, a director of the Company and the Chairman and Chief Executive Officer of Vornado, a New York Stock Exchange listed real estate investment trust and an affiliate of the Company, became the Chief Executive Officer of the Company on March 2, 1995.

          On March 2, 1995, Vornado, which previously owned 2.2% of the Company's Common Shares, purchased 27.1% of the Company's Common Shares owned by Citibank, N.A. (the "Vornado Acquisition"). In connection with the Vornado Acquisition, Vornado agreed to provide the Company with certain financing (described below) and to act as manager of the Company pursuant to the Management and Development Agreement. In addition, the Company concluded to elect to be taxed as a REIT effective for the taxable year ended December 31, 1995.

          On March 15, 1995, the Company borrowed from Vornado and a bank an aggregate amount of approximately $75,000,000, at a blended interest rate per annum of 13.8%, secured by, among other things, mortgages on the Lexington Avenue, Rego Park, Fordham Road, Kings Plaza Store, Third Avenue and Paramus properties, a pledge of the stock of the Company and its wholly owned subsidiaries and a pledge by the Company and one of its wholly owned subsidiaries of their respective partnership interests in the 731 Partnership. The loan with Vornado is in the principal amount of $45,000,000 and is subordinated to that of the bank.

          The loans, which are guaranteed by substantially all of the Company's wholly owned subsidiaries, mature on March 15, 1998. As a result of the subordination, the Vornado loan bears interest at a rate per annum equal to 16.43% during the first two years of the loan, and 9.92% plus the One-Year Treasury Rate during the third year and the bank loan bears interest at a rate per annum equal to 9.86% during the first two years of the loan, and 3.25%
plus the One-Year Treasury Rate during the third year.   The Company paid a
fee to the bank and to Vornado of $375,000 and $1,500,000, respectively. In addition, the loans, among other things, require the Company to grant to Vornado and the bank mortgage liens on all after-acquired properties and prohibit the Company from developing undeveloped property without approved leases for more than 50% of such property's projected leasable space.

     The proceeds of the foregoing loans were used to pay the general unsecured creditors of the Company, to repay existing loans on the Lexington Avenue, Rego Park and Kings Plaza Store properties, to fund the cash collateral account established pursuant to an escrow agreement for the payment of certain unpaid real estate taxes, and to establish the cash collateral accounts in the amount of approximately $8,100,000 for purposes of funding the remaining disputed claims in the Bankruptcy Court cases as they become allowed. The remaining proceeds of the such loans will be used for general corporate purposes, including the development of the Redevelopment Properties.

     On February 24, 1995, the Company obtained a $25,000,000 bank loan secured by, among other things, a mortgage on the Fordham Road property. The proceeds were used to discharge the existing mortgage on the Fordham Road property, and for general corporate purposes. Such loan matures on February 24, 2000 and bears interest at a rate per annum equal to the LIBOR Rate plus 4.25%. In addition, the Company paid a one-time facility fee of $375,000.

     On March 29, 1995, the Company obtained from a bank a $60,000,000 construction loan and a $25,000,000 bridge loan each secured by, among other things, a mortgage on the Rego Park property. As of March 30, 1995, $21,600,000 in the aggregate was funded under such loans. The proceeds will be used to construct certain improvements at the Rego Park property and for general corporate purposes. Such loans mature on April 1, 1997 (but may be extended under certain circumstances for one year) and bear interest at a variable rate per annum equal to, at the option of the Company, (i) LIBOR
Rate plus 1.625% or (ii) the greater of (a) the Federal Funds Rate plus 1.125% or (b) the prime commercial lending rate plus 0.625%.

                                                      Commission File No. 1-6064




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________



                                    EXHIBITS

                                       to

                                   FORM 10-K


                                 Annual Report
                        Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 1994

                                _______________

                               ALEXANDER'S, INC.

                               Index to Exhibits


     The following is a list of all exhibits filed as part of this Report:


EXHIBIT NO.      DOCUMENT                                                                                               PAGE
-----------      --------                                                                                               ----
 3(i)           Certificate of Incorporation, as amended.  Incorporated herein by reference from Exhibit 3.0 to the
                Registrant's Current Report on Form 8-K dated September 21, 1993.

 3(ii)          By-Laws, as amended.  Incorporated herein by reference from Exhibit 3(B) to the Registrant's Form
                10-K for the fiscal year ended July 27, 1991.

10(i)(A)(1)*    Agreement, dated as of December 4, 1985, among Seven Thirty One Limited Partnership ("731 Limited
                Partnership"), Alexander's Department Stores of Lexington Avenue, Inc., the Company, Emanuel Gruss,
                Riane Gruss and Elizabeth Goldberg (collectively, the "Partners").  Incorporated herein by reference from Exhibit 10(i)(F)(1) to the Registrant's Form 10-K for the fiscal year ended July 26, 1986.

10(i)(A)(2)     Amended and Restated Agreement of Limited Partnership in the 731 Limited Partnership, dated as of
                August 21, 1986, among the Partners.  Incorporated herein by reference from Exhibit 1 to the
                Registrant's Current Report on Form 8-K, dated August 21, 1986.

10(i)(A)(3)     Third Amendment to Amended and Restated Agreement of Limited Partnership dated December 30, 1994, among the Partners.  Filed herewith.

10(i)(B)(1)     Promissory Note Modification Agreement, dated October 4, 1993, between Alexander's Department Stores of New Jersey, Inc. and New York Life Insurance Company ("New York Life").  Incorporated herein by reference from Exhibit 10(i)(3)(a) to the Registrant's Form 10-K for the Transition Period August 1,
                1993 to December 31, 1993.

10(i)(B)(2)     Mortgage Modification Agreement, dated October 4, 1993, by Alexander's Department Stores of New
                Jersey, Inc. and New York Life Incorporated herein by reference from Exhibit 10(i)(E)(3)(a) to the
                Registrant's Form 10-K for the Transition Period August 1, 1993 to December 31, 1993.

EXHIBIT NO.                       DOCUMENT                                                                              PAGE
-----------                       --------                                                                              ----
10(i)(C)*       Credit Agreement, dated March 15, 1995, among the Company and Vornado Lending Corp.  Filed herewith.

10(i)(D)*       Credit Agreement, dated March 15, 1995, among the Company and First Fidelity Bank, National
                Association.  Filed herewith.

10(i)(E)*       Building Loan Agreement, dated as of March 29, 1995, among the Company, Union Bank of Switzerland
                ("UBS") (New York Branch) as Lender and UBS (New York Branch) as Agent.  Filed herewith.

10(i)(F)*       Project Loan Agreement, dated as of March 29,1995, among the Company, UBS (New York Branch), as
                Lender and UBS (New York Branch) as Agent.  Filed herewith.

10(i)(G)(1)     Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen
                Realty Consultants, Inc., each as special real estate consultants, and the Company.  Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant's Form 10-K for the fiscal year ended
                July 25, 1992.

10(i)(G)(2)     Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the
                Company and Vornado Realty Trust.  Filed herewith.

10(i)(H)        Management and Development Agreement, dated as of February 6, 1995, between Vornado Realty Trust and the Company, on behalf of itself and each subsidiary listed therein.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 6, 1995.

10(i)(I)        Standstill and Corporate Governance Agreement, dated as of February 6, 1995, by and among Vornado
                Realty Trust, Interstate Properties and the Company.  Incorporated herein by reference from Exhibit
                10.2 to the Registrant's Current Report on Form 8-K dated February 6, 1995.

EXHIBIT NO.                       DOCUMENT                                                                             PAGE
-----------                       --------                                                                             ----
10(i)(J)        Commitment letter, dated as of February 6, 1995, between Vornado Realty Trust and the Company.
                Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K
                dated February 6, 1995.

10(i)(K)        Consulting Retention Agreement, dated as of August 26, 1993, between the Company and Versar, Inc.
                Incorporated herein by reference from Exhibit 10(i)(4) to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.

10(i)(L)        Consulting Retention Agreement, dated as of August 19, 1993, between the Company and Certified
                Engineering and Testing Co., Inc.  Incorporated herein by reference from Exhibit 10(i)(J) to the
                Registrant's Form 10-K for the fiscal year ended July 31, 1993.

10(i)(M)        Consulting Retention Agreement, dated as of August 10, 1993, between the Company and Merritt &
                Harris, Inc.  Incorporated herein by reference from Exhibit 10(i)(I) to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.

10(ii)(A)(1)*   Agreement of Lease, dated April 22, 1966, between S&E Realty Company and Alexander's Department
                Stores of Valley Stream, Inc.  Incorporated herein by reference from Exhibit 13N to the Registrant's
                Registration Statement on Form S-1 (Registration No. 2-29780).

10(ii)(A)(2)    Guarantee, dated April 22, 1966, of the Lease described as Exhibit 10(ii)(A)(1) above by Alexander's
                Department Stores, Inc.  Incorporated herein by reference from Exhibit 13N(1) to the Registrant's
                Registration Statement on Form S-1 (Registration No. 2-29780).

10(ii)(A)(3)*   Agreement of Lease, between Alexander's, Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
                March 31, 1994.

10(ii)(A)(4)*   Amendment to the Lease, between Alexander's, Inc. and Sears Roebuck & Co., dated March 29,
                1995. Filed herewith.

EXHIBIT NO.                          DOCUMENT                                                                             PAGE
-----------                          --------                                                                             ----

10(ii)(A)(5)*      Agreement, dated as of December 1, 1992, between Alexander's Department Stores of Yonkers, Inc. and
                   Bradlees, Inc. relating to the sale and assignment of leasehold interest in the property located at
                   2500 Central Park Avenue, Yonkers, New York.  Incorporated herein by reference from Exhibit
                   10(ii)(E)(3) to the Registrant's Form 10-K for the fiscal year ended July 25, 1992.

10(ii)(A)(6)*      Lease for Rego Park, Queens, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit 10(ii)(E)(5) to the
                   Registrant's Form 10-K for the fiscal year ended July 25, 1992.

10(ii)(A)(7)(a)*   Lease for Fordham Road, Bronx, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit 10(ii)(E)(6) to the
                   Registrant's Form 10-K for the fiscal year ended July 25, 1992.

10(ii)(A)(7)(b)    First Amendment to the Lease for Fordham Road, Bronx, New York, dated as of February 22, 1995, between the Company, as Landlord, and Caldor, as tenant. Filed herewith.

10(ii)(A)(8)(a)*   Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit 10(ii)(E)(7) to the
                   Registrant's Form 10-K for the fiscal year ended July 25, 1992.

10(ii)(A)(8)(b)    First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of February 22, 1995 between the Company as sublandlord, and Caldor, as tenant. Filed herewith.

10(ii)(A)(9)*      Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue Acquisition
                   Associates.  Incorporated by reference from Exhibit 10(ii)(F) to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.

10(ii)(A)(10)*     Agreement of Lease, between Alexander's Department Stores of New Jersey, Inc. and Waban, Inc.
                   Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                   for the twelve weeks ended October 23, 1993, dated December 7, 1993.

EXHIBIT NO.                            DOCUMENT                                                                             PAGE
-----------                            --------                                                                             ----
10(ii)(A)(11)*       Agreement of Lease, between Alexander's Department Store of New Jersey, Inc. and Home Depot U.S.A.,
                     Inc.  Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
                     10-Q for the twelve weeks ended October 23, 1993, dated December 7, 1993.

10(ii)(A)(12)(a)*    Agreement of Lease, between the Company and Marshalls of Richfield, MN., Inc., dated as of March 1,
                     1995.  Filed herewith.

10(ii)(A)(12)(b)     Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(12)(a) above by the
                     Company.  Filed herewith.

10(iii)(A)           Employment Agreement, dated March 29, 1995, between Brian M. Kurtz and the Company.  Filed herewith.

10(iii)(B)           Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann.  Filed herewith.

21                   Subsidiaries of Registrant.  Filed herewith.

27                   Financial Data Schedule.  Filed herewith.

______________

* The basic operating agreements have been filed herewith or incorporated by reference. Certain amendments, supplements and other related agreements which are not material to current operations have not been filed but will be made available upon request.