Form 10-Q
period 1995-03-31
ALEXANDERS INC
filed 1995-05-12
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 15


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 1995

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:   1-6064

                               ALEXANDER'S, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                    51-01-00517
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                           Identification Number)

    31 WEST 34TH STREET, NEW YORK, NEW YORK                       10001
    (Address of principal executive offices)                    (Zip Code)

                                 (212)760-9500
              (Registrant's telephone number, including area code)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               /X/ Yes    / / No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               / / Yes    / / No

       As of May 4, 1995 there were 5,000,850 common shares outstanding.

                               ALEXANDER'S, INC.

                                     INDEX



                                                                                               Page Number
                                                                                               -----------
PART I.         FINANCIAL INFORMATION:

       Item 1.    Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1995
                  and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

                  Consolidated Statements of Operations for the Three Months
                  Ended March 31, 1995 and March 31, 1994 . . . . . . . . . . . . . . . . . .        4

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1995 and March 31, 1994 . . . . . . . . . . . . . . . . . .        5

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .        6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .       11



PART II.          OTHER INFORMATION:


       Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .       13


Signatures          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Exhibit Index       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Exhibit 27          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

PART I.  FINANCIAL INFORMATION

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                          MARCH 31,       DECEMBER 31,
                                                            1995              1994
                                                          ---------       ------------
ASSETS:

Real estate, at cost:
    Land                                                  $ 46,007         $ 26,460
    Buildings leaseholds, and leasehold
      improvements                                          61,242           59,851
    Capitalized expenses and predevelopment costs           32,133           27,213
                                                           -------          -------
            Total                                          139,382          113,524
    Less accumulated depreciation and
      amortization                                         (36,631)         (36,365)
                                                           -------          -------
                                                           102,751           77,159
    Investment in unconsolidated joint
      venture                                                8,285            7,499
                                                           -------          -------
            Real estate, net                               111,036           84,658

Cash and cash equivalents                                   30,196            2,363
Restricted cash                                             21,014              -
Deferred lease expense                                      12,082           11,561
Deferred finance and debt expense                            6,688            2,642
Other assets                                                 4,067            3,645
Note receivable                                                -              4,550
                                                           -------          -------
TOTAL ASSETS                                              $185,083         $109,419
                                                           =======          =======


                                                          MARCH 31,       DECEMBER 31,
                                                            1995              1994
                                                          ---------       ------------
LIABILITIES AND DEFICIENCY IN NET ASSETS:

Continuing Operations:
Secured debt                                              $157,019         $ 51,654
Amounts due to Vornado Realty Trust                         12,967           12,342
Taxes payable and accrued liabilities                        8,971            9,067
Minority interest                                              600            1,574
Unsecured debt                                                 -              1,188
                                                           -------          -------
Total continuing operations                                179,557           75,825
                                                           -------          -------

Discontinued Retail Operations:
Accrual for losses from discontinued operations             21,115           26,742
Taxes payable and accrued liabilities                        2,349            2,613
Liabilities subject to settlement under
  reorganization proceedings                                 5,079           25,812
                                                           -------          -------
Total discontinued retail operations                        28,543           55,167
                                                           -------          -------

    TOTAL LIABILITIES                                      208,100          130,992
                                                           -------          -------

Commitments and contingencies
Deficiency in Net Assets:
Common stock; $1.00 par value per share;
  authorized, 10,000,000 shares;
  issued 5,173,450                                           5,174            5,174
Additional capital                                          24,843           24,843
Deficit                                                    (52,074)         (50,630)
                                                           -------          -------
                                                           (22,057)         (20,613)
Less treasury shares, 172,600 shares at
  cost                                                        (960)            (960)
                                                           -------          -------
    Total deficiency in net assets                         (23,017)         (21,573)

TOTAL LIABILITIES AND DEFICIENCY
     IN NET ASSETS                                        $185,083         $109,419
                                                           =======          =======

                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


(amounts in thousands except share amounts)

                                                                       FOR THE THREE MONTHS ENDED
                                                                       --------------------------
                                                                      MARCH 31,           MARCH 31,
                                                                        1995                1994
                                                                      ---------           ---------
Revenues:
   Property rentals                                                   $ 2,189             $ 2,189
   Expense reimbursements                                                 285                 285
   Other income (including income from
     unconsolidated joint venture of
     $773 and $462)                                                       949                 707
                                                                       ------              ------
Total revenues                                                          3,423               3,181
                                                                       ------              ------

Expenses:
   Operating, general and administrative (including
     management fee of $225 to Vornado in 1995)                         1,551               1,094
   Depreciation and amortization                                          464                 457
   Reorganization costs                                                 1,616                 646
                                                                       ------              ------
Total expenses                                                          3,631               2,197
                                                                       ------              ------

Operating (loss)/income                                                  (208)                984

Interest and debt expense (including
  $392 on loan from Vornado in 1995)                                   (2,739)               (596)
Gain on sale of real estate                                               -                   161
Interest and other income                                                  97                 101
                                                                       ------              ------

(Loss)/income before income tax (benefit)                              (2,850)                650

(Benefit) for income taxes                                              1,406                 -
                                                                       ------              ------

NET (LOSS)/INCOME                                                     $(1,444)            $   650
                                                                       ======              ======

Net (Loss)/Income Per Share                                            $ (.29)              $ .13
                                                                        =====                ====

Weighted average number of common
  shares outstanding during period                                  5,000,850           5,000,850





                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                            FOR THE THREE MONTHS ENDED
                                                                            --------------------------
                                                                        MARCH 31, 1995     MARCH 31, 1994
                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)/income                                                         $ (1,444)          $    650
 Adjustments to reconcile net (loss)/income to net
   cash provided by operations:
     Depreciation and amortization
       (including debt issuance costs)                                        1,660                574
     Gain on sale of real estate                                                -                 (161)
     Equity in real estate operations (net of
       contributions of $1,007 at March 31, 1994)                              (773)            (1,491)
 Change in assets and liabilities:
     Restricted cash                                                        (21,014)               775
     Note receivable                                                          4,550                -
     Amounts due to Vornado Realty Trust                                         60                 71
     Taxes payable and accrued liabilities                                   (1,593)              (991)
     Other                                                                     (136)               628
                                                                            -------            -------
Net cash (used in) / provided by operating activities of
   continuing operations                                                    (18,690)                55
                                                                            -------            -------

Net cash (used in) discontinued operations                                  (26,624)              (613)
                                                                            -------            -------

Net cash (used in) operating activities                                     (45,314)              (558)
                                                                            -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate                                                    (3,691)            (2,040)
 Proceeds from sale of real estate, net                                         -                  193
                                                                            -------            -------
Net cash (used in) investing activities                                      (3,691)            (1,847)
                                                                            -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of secured debt                                                   121,631                -
 Debt repayments                                                            (39,552)              (775)
 Deferred finance and debt expense                                           (5,241)              (512)
                                                                            -------            -------
Net cash provided by (used in) financing activities                          76,838             (1,287)
                                                                            -------            -------

Net increase(decrease) in cash and cash equivalents                          27,833             (3,692)
Cash and cash equivalents at beginning of period                              2,363              7,053
                                                                            -------            -------

Cash and cash equivalents at end of period                                 $ 30,196           $  3,361
                                                                            =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments for interest                                                $  4,276           $    810
                                                                            =======            =======


                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1.  CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated balance sheets, the consolidated statements of operations for the three months ended March 31, 1995 and March 31, 1994, and the consolidated statements of cash flows for the three months ended March 31, 1995 and March 31, 1994 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1995 and March 31, 1994 have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

        Effective in the first quarter of 1995, to be consistent with the prevalent real estate industry practice, the Company changed the presentation of its consolidated statements of operations to show tenant reimbursements of expenses, previously offset against operating expenses, as part of revenues. Prior period's amounts have been reclassified to conform with the current year's presentation.

    2.  EMERGENCE FROM CHAPTER 11

        On March 15, 1995, the Company paid holders of allowed general unsecured claims in full, together with accrued interest in respect of their claims. Such payments aggregated $24,005,000. The Official Committee of Unsecured Creditors has been dissolved and all secured and unsecured creditors having allowed claims in the Bankruptcy Court cases have received the cash payments or debt instruments contemplated to be delivered to them under the Plan. A number of claims are being disputed by the Company and therefore are not allowed claims. An escrow account has been established for the resolution of these claims (see Note 4). The Bankruptcy Court has retained jurisdiction to resolve these disputed claims and for other limited purposes.

        The Company's ability to operate as a viable real estate company depends on the successful development of certain of its properties and on its ability to repay or refinance its debts when they become due. In order to do this, the Company may need to raise additional capital.

    3.  RELATED PARTY TRANSACTIONS


        Steven Roth is Chief Executive Officer and a Director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado Realty Trust ("Vornado"). Interstate owns 27.1% of the outstanding common stock of the Company and owns 27.7% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 3.7% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate own, in the aggregate, 32.8% of the outstanding common shares of beneficial interest of Vornado. Vornado owns 29.3% of the outstanding common stock of the Company, including 27.1% purchased on March 2, 1995.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        On March 2, 1995, the Company and Vornado entered into a three-year management and development agreement (the "Management Agreement"). The annual fee to Vornado (payable in monthly installments) is $3,000,000, plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years.

        The fee pursuant to the Management Agreement is in addition to the leasing fee the Company pays to Vornado under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992. Subject to the payment of rents by tenants, Vornado is due $12,255,000, payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. The term of the Leasing Agreement has been extended to be coterminous with the term of the Management Agreement.

        On March 15, 1995, the Company borrowed $45,000,000 from Vornado, the subordinated tranche of a $75,000,000 secured financing(see Note 4 (2)).

        Effective March 2, 1995, for a three-year period, Vornado and Interstate agreed not to own in excess of two-thirds of the Company's common stock or to enter into certain other transactions with the Company, other than the transactions described above, without the consent of the Company's independent directors.


    4.  DEBT AND RESTRICTED CASH

        During the quarter ended March 31, 1995, the Company borrowed $121,631,000. The proceeds of these borrowings were used (i) to repay $39,552,000 of outstanding funded debt, and $24,005,000 of allowed general unsecured claims and (ii) to fund (a) interest-bearing escrow accounts for unpaid real estate taxes ($7,000,000) and the remaining disputed claims in the Bankruptcy Court cases as they become allowed ($8,000,000), and (b) collateral accounts for the Rego Park construction ($6,000,000). Substantially all of the assets of the Company and its subsidiaries have been pledged and/or mortgaged to secure such indebtedness. The borrowings consist of:

        (1) A $25,000,000 five year loan maturing February 24, 2000, secured principally by, a mortgage on the Company's Fordham Road property and guaranteed by the parent. The loan bears annual interest at 30 day LIBOR +4.25% (10.38% at March 31, 1995), capped at LIBOR 9.75% (all-in rate,
      14%) and requires amortization based on a 20 year term with an assumed interest rate of 9 1/2%. Beginning in year four, all cash flow of the property, after debt service, will further amortize the loan. The loan is not prepayable for the first six months of its term and is only prepayable with yield maintenance during the next twelve months in the event of certain types of refinancings. For the remainder of the term, it is prepayable without penalty. The loan contains customary mortgage covenants, including, among others, a default by the existing tenant. Further, in the event debt service coverage falls below certain levels or the existing tenant's financial condition, as defined, deteriorates, then during the first three years of the loan term, all cash flow of the property, after debt service, will be escrowed with the lender.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        (2) A $75,000,000 three-year loan secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The loan bears interest at a blended rate of 13.8% per annum for the first two years and is comprised of two separate notes of $45,000,000 to Vornado and $30,000,000 to a bank. Each note is separately secured by the collateral described above. The Vornado loan is subordinate to that of the bank and bears interest at 16.43% per annum for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. The bank's loan bears interest at 9.86% for the first two years and at a fixed rate for the third year of 325 basis points over the one-year Treasury bill rate. The Company paid a loan origination fee to Vornado and the bank of $1,500,000 and $375,000, respectively. The loans are prepayable at the end of the second year of their term without penalty. The loans contain customary covenants including, among others, lease approval rights, limitations on additional debt, dividends, acquisitions, mergers, property sales and restrict the Company from developing property without signed leases for more than 50% of such property's leasable space. At March 31, 1995, no dividends can be paid unless required to maintain Real Estate Investment Trust ("REIT") status.

        (3) A two year $60,000,000 construction loan and a two year $25,000,000 bridge loan from a bank, each secured by a mortgage on the Rego Park property. As of March 31, 1995, approximately $21,600,000 was funded under such loans. The loans mature on April 1, 1997 (but may be extended, subject to certain conditions, for an additional year) and bear annual interest at (i) LIBOR plus 1.625% or (ii) the greater of (a) Federal Funds Rate plus 1.125% or (b) prime plus 0.625%, at the option of the Company (8.19% at March 31, 1995). The ability of the Company to borrow the $25,000,000 under the bridge loan is based on conditions that cannot be met today and may not be met during the term of this loan. The Company has not relied on this amount in its determination of its ability to fund its current cash needs but believes that it will be able to refinance the Rego Park property at a level exceeding $60,000,000 upon the completion of construction and commencement of tenants paying rent.

        In addition to the above, in January 1995, the Seven Thirty One Limited Partnership ("the Partnership"), redeemed the first portion of the outside 731 Limited Partners' interest by giving such limited partners a promissory note due in August 1998 in the amount of $21,812,000 (the "Note"). The Note bears annual interest at Prime plus 1% and is secured by a third mortgage on the Lexington Avenue property. The outside 731 Limited Partners have the right to put their remaining 7.64% interest to the Partnership until October 1998, in exchange for a five year secured note in the principal amount of $15,000,000, bearing annual interest at Prime plus 1%.

    5.  INCOME TAXES

        The Company intends to file, with its Federal income tax return for 1995, an election to be treated as a REIT for Federal income tax purposes. As a result of the Company's intention to elect to be taxed as a REIT, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit in the quarter ended March 31, 1995. At March 31, 1995, net operating loss carryovers of approximately $115,000,000 are available to offset both future taxable income and the amount of the Company's REIT taxable income that otherwise would be required to be distributed to stockholders.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




    6.  CONTINGENCIES

       Paramus Property

        The State of New Jersey has notified the Company of its intention to condemn a portion of the Paramus property. The New Jersey Department of Transportation ("DOT") has recently made an offer to purchase the land which is the subject of the condemnation proceeding for $15,400,000 based on an appraisal performed on their behalf. The Company and the DOT expect to commence negotiations to attempt to reach agreement on the value. In the event that the Company and the DOT do not reach agreement on the value, a formal process will be initiated by the DOT, pursuant to which, among other things, a group of independent commissioners will be appointed by a court to determine fair market value. If the condemnation occurs, the Company will be required to change its development plans, Home Depot and B.J.'s Wholesale Clubs will not be obligated under their current leases, and the time and cost to develop the Paramus property may materially increase.

      Lexington Avenue Property

        The Company believes that, along with a number of other locations, a portion of the Lexington Avenue property is being considered by the Port Authority of New York and New Jersey (the "Port Authority") for the site of the terminus for a rail link from midtown Manhattan to LaGuardia and Kennedy Airports. In June 1994, the Federal Aviation Administration ("FAA") and the New York State Department of Transportation ("NYDOT") released a draft environmental impact statement ("DEIS") and Section 4(f) Evaluation (the "DEIS and Section 4(f) Evaluation") of the Port Authority's proposed rail link. On December 15, 1994, the Company submitted a letter of comment and a report to the U.S. Department of Transportation, the FAA and the NYDOT on the DEIS and Section 4(f) Evaluation pursuant to the period of public comment. The Company expressed its opposition to the consideration of a portion of the Lexington Avenue property for the site of the terminus. Approval of numerous Federal, New York State and New York City agencies are required before construction could begin. The Company does not know whether the rail link terminus project will be undertaken or, if undertaken, the timing of the project and whether the Lexington Avenue property will be chosen as the site of the terminus.

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

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      Tax Certiorari Proceedings

        Alexander's Department Stores of Valley Stream, Inc. ("ADS of Valley Stream") is a party to a tax certiorari proceeding against The Board of Assessors and The Board of Assessment Review of the County of Nassau (the "Board") for overpayment of taxes on its former Valley Stream store property during the assessment rolls for May 1, 1986 through May 1, 1992. On January 12, 1995, the Supreme Court of Nassau County, New York ruled that ADS of Valley Stream is entitled to an assessment reduction which would result in a refund of approximately $6,600,000, plus interest (currently, $3,100,000). Both the Board and the Company have appealed the Court's decision.


      Environmental Matters

        The results of a 1993 Phase I environmental assessment at the Kings Plaza property show that certain adjacent properties owned by third parties have experienced petroleum hydrocarbon contamination. Based on this assessment and additional investigation of the Kings Plaza property and historical operations at the site, the Company believes there is a potential for hydrocarbon contamination on the Kings Plaza property. However, no contamination has been found on the property to date.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    The industry practice of REIT's is to consider funds from operations an appropriate supplemental measure of operating performance. The Company's funds from operations were a negative $1,163,000 in the quarter ended March 31, 1995, as compared to a positive $1,149,000 in the prior year's quarter.

    The following table reconciles funds from operations and pre-tax income:

                                                                         Three Months Ended
                                                                 ----------------------------------
                                                                 March 31,                March 31,
                                                                   1995                     1994
                                                                 ---------                ---------
    (Loss)/income before income taxes                          $(2,850,000)              $  650,000
    Gain on sale of real estate                                         -                  (161,000)
    Depreciation and amortization                                  464,000                  457,000
    Reorganization costs                                         1,616,000                  646,000
    Straight-lining of property rentals                           (393,000)                (443,000)
                                                               -----------               ----------
    Funds (used in)/provided by operations                     $(1,163,000)              $1,149,000
                                                               ===========               ==========



    Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

    The Company's revenues were $3,423,000 in the quarter ended March 31, 1995, compared to $3,181,000 in the prior year's quarter, an increase of $242,000 or 7.6%. This increase resulted primarily from an increase in the income derived from the operation of the Kings Plaza Shopping Center and Marina.

    Operating, general and administrative expenses were $1,551,000 in the quarter ended March 31, 1995, compared to $1,094,000 in the prior year's quarter, an increase of $457,000. This increase resulted primarily from commencement of salary to the Chairman of the Board of Directors and fees under the Management Agreement.

    Depreciation and amortization expense for the three months ended March 31, 1995, did not change significantly from such expense for the prior year's period.

    Reorganization costs were $1,616,000 in the quarter ended March 31, 1995, compared to $646,000 in the prior year's quarter, an increase of $970,000. The increase was due primarily to higher professional fees incurred in connection with investigating financing alternatives, becoming a REIT and bankruptcy expenses.

    Interest and debt expense was $2,739,000 in the quarter ended March 31, 1995, as compared to $596,000 in the prior year's quarter, an increase of $2,143,000. Of this increase, $1,808,000 resulted from increased borrowings and $556,000 resulted from the write-off of unamortized debt issuance costs on debt repaid.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




    The Company recorded a pre-tax gain of $161,000 in the first quarter of 1994 from the sale of an approximately 20,000 square foot warehouse in the Bronx, New York.

    Interest and other income for the three months ended March 31, 1995, did not change significantly from such amount for the prior year's period.

    As a result of the Company's intention to elect to be taxed as a REIT for the year ended December 31, 1995, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit in the quarter ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    On March 31, 1995, the Company had cash (including short-term investments) of $30,200,000 compared to $2,400,000 at December 31, 1994, an increase of $27,800,000. The increase in cash resulted primarily from new borrowings of $121,600,000, partially offset by (i) deferred finance and debt expense of $5,200,000, (ii) debt repayments of $39,600,000, (iii) payments of general unsecured claims (including principal and interest) of $24,000,000, (iv) cash restricted of $21,000,000 to fund (a) interest bearing escrow accounts for unpaid real estate taxes ($7,000,000) and the remaining disputed claims in the bankruptcy court cases as they become allowed ($8,000,000), and (b) collateral accounts required for the Rego Park construction ($6,000,000) and (v) capital expenditures of $3,700,000. Substantially all of the assets of the Company and its subsidiaries have been pledged and/or mortgaged to secure new borrowings.

    In connection with the Company's redevelopment plans for its Rego Park property, the Company expects to incur expenditures, during the balance of 1995, for a new parking structure and other improvements of $31,000,000 - $33,000,000, which amount will be funded under a $60,000,000 construction loan of which $21,600,000 is outstanding at March 31, 1995.

    The Company estimates that its capital expenditure requirements for other projects will include the asbestos removal, building demolition and other improvements at the Paramus property which are expected to cost between $15,000,000 and $17,000,000, and an estimated $10,000,000 expenditure that will be needed to subdivide the existing space and other improvements at the Kings Plaza Store property. There is no assurance that the other projects will commence in 1995.

    The Company may seek to obtain additional short- or long-term financings to develop these properties. However, there can be no assurance that any such financing can be obtained or, if obtained, that such financing will be on terms that are acceptable to the Company. In addition, in the event a portion of the Paramus property is condemned, the Company's plan for development of this property would be affected, and the cost and time required to develop the property may materially increase.

    The Company's properties do not generate sufficient cash flow to pay all of its expenses. However, the Company estimates that the net proceeds from financings consummated during the first quarter of 1995 will be adequate to fund its business operations, debt service obligations and construction costs of the projects referred to above.

                               ALEXANDER'S, INC.


       PART II.    OTHER INFORMATION


             ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)   Exhibits:  The following exhibits are filed with this
                                          Quarterly Report on Form 10-Q.

                        27  Financial Data Schedule

                  (b)   Reports on Form 8-K

                        During the quarter ended March 31, 1995, Alexander's,
                  Inc. filed the report on Form 8-K described below.

                  Period Covered:
                  (Date of Earliest
                   Event Reported)                 Items Reported                 Date of Report
                  -----------------                --------------                 --------------
                  January 4, 1995          5.  Other events - re:                January 4, 1995
                                               Seven Thirty One Limited
                                               Partnership

                  February 6, 1995         5.  Other events - re:                February 6, 1995
                                               Vornado Realty Trust

                               ALEXANDER'S, INC.


                                  SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ALEXANDER'S, INC.
                               -------------------------------------------
                                              (Registrant)


                                              /s/ Brian Kurtz
Date:  May 8, 1995             -------------------------------------------
                                                BRIAN KURTZ
                                       Chief Administrative Officer
                                  Executive Vice President and Secretary



                                          /s/ Steven Santora
Date:  May 8, 1995             -------------------------------------------
                                             STEVEN SANTORA
                                      Vice President and Controller
                                        Chief Accounting Officer

                               ALEXANDER'S, INC.

                                 EXHIBIT INDEX


                                                    PAGE NUMBER IN
                                                       SEQUENTIAL
    EXHIBIT NO.                                        NUMBERING
    -----------                                     ---------------
      27           Financial Data Schedule                 16