Form 10-Q
period 1995-06-30
ALEXANDERS INC
filed 1995-08-14
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 15

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        JUNE 30, 1995
                               -------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  --------------------

Commission File Number:   1-6064

                                ALEXANDER'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                    51-01-00517
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                           Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                  07663
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


                                  (201)587-8541
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                 31 West 34th Street, New York, New York, 10001
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year,if changed since last report)

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

                               / / Yes    / / No

      As of August 4, 1995 there were 5,000,850 common shares outstanding.

                                ALEXANDER'S, INC.

                                      INDEX

                                                                                               Page Number
PART I.         FINANCIAL INFORMATION:

       Item 1.    Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1995
                  and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

                  Consolidated Statements of Operations for the Three and Six Months
                  Ended June 30, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . . .        4

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . . .        5

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .        6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .       11



PART II.          OTHER INFORMATION:

       Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .       13

       Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .       13


Signatures          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Exhibit Index       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Exhibit 27          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

PART I.  FINANCIAL INFORMATION

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                        JUNE 30,     DECEMBER 31,
                                                          1995           1994
                                                       ---------     ------------
ASSETS:

Real estate, at cost:
    Land                                                $ 46,082       $ 26,460
    Buildings leaseholds, and leasehold
      improvements (including $7,645 of
      construction in progress at June 30, 1995)          68,887         59,851
    Capitalized expenses and predevelopment
      costs                                               33,520         27,213
                                                        --------       --------
            Total                                        148,489        113,524
    Less accumulated depreciation and
      amortization                                       (37,013)       (36,365)
                                                        --------       --------
                                                         111,476         77,159
    Investment in unconsolidated joint
      venture                                              9,324          7,499
                                                        --------       --------
            Real estate, net                             120,800         84,658


Cash and cash equivalents                                 18,962          2,363
Restricted cash                                           20,835           --
Deferred lease and other expenses                         12,391         11,561
Deferred finance and debt expense                          5,577          2,642
Other assets                                               7,514          3,645
Note receivable                                             --            4,550
                                                        --------       --------


TOTAL ASSETS                                            $186,079       $109,419
                                                        ========       ========


                                                       JUNE 30,      DECEMBER 31,
                                                         1995           1994
                                                       --------      ------------
LIABILITIES AND DEFICIENCY IN NET ASSETS:
Continuing Operations:
Secured debt                                            $161,893       $ 51,654
Amounts due to Vornado Realty Trust                       12,202         12,342
Taxes payable and accrued liabilities                     10,732          9,067
Minority interest                                            600          1,574
Unsecured debt                                              --            1,188
                                                        --------       --------
Total continuing operations                              185,427         75,825
                                                        --------       --------
Discontinued Retail Operations:
Accrual for losses from discontinued operations           19,652         26,742
Taxes payable and accrued liabilities                      2,325          2,613
Liabilities subject to settlement under
  reorganization proceedings                               4,952         25,812
                                                        --------       --------
Total discontinued retail operations                      26,929         55,167
                                                        --------       --------

    TOTAL LIABILITIES                                    212,356        130,992
                                                        --------       --------
Commitments and contingencies
Deficiency in Net Assets:
Common stock; $1.00 par value per share;
  authorized, 10,000,000 shares;
  issued 5,173,450                                         5,174          5,174
Additional capital                                        24,843         24,843
Deficit                                                  (55,334)       (50,630)
                                                        --------       --------
                                                         (25,317)       (20,613)
Less treasury shares, 172,600 shares at
  cost                                                      (960)          (960)
                                                        --------       --------
    Total deficiency in net assets                       (26,277)       (21,573)
                                                        --------       --------
TOTAL LIABILITIES AND DEFICIENCY
     IN NET ASSETS                                      $186,079       $109,419
                                                        ========       ========


                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share amounts)

                                                               FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                             -------------------------------             --------------------------
                                                               JUNE 30,           JUNE 30,               JUNE 30,          JUNE 30,
                                                                1995                1994                  1995               1994
                                                             -----------         -----------             --------          --------
Revenues:
  Property rentals                                           $     2,189         $     2,189             $ 4,378            $ 4,378
  Expense reimbursements                                             310                 286                 595                571
  Other income (including income from
   unconsolidated joint venture of $88
   and $861 in 1995 and $61 and $523 in 1994)                        320                 330               1,269              1,037
                                                             -----------         -----------             -------            -------
Total Revenues                                                     2,819               2,805               6,242              5,986
                                                             -----------         -----------             -------            -------
Expenses:
  Operating, general and administrative
   (including management fee of $750 and
   $1,000 to Vornado in 1995)                                      2,492               1,176               4,043              2,270
  Depreciation and amortization                                      469                 457                 933                914
  Reorganization costs                                               322                 497               1,938              1,143
                                                             -----------         -----------             -------            -------
Total expenses                                                     3,283               2,130               6,914              4,327
                                                             -----------         -----------             -------            -------
Operating (loss)/income                                             (464)                675                (672)             1,659

Interest and debt expense (including interest
  on loan from Vornado in 1995)                                   (3,483)               (624)             (6,222)            (1,220)
Interest and other income                                            687                  35                 784                136
Gain on sale of real estate                                         --                  --                  --                  161

(Loss)/income before income tax benefit                           (3,260)                 86              (6,110)               736

Benefit for income taxes                                            --                  --                 1,406               --
                                                             -----------         -----------             -------            -------
NET (LOSS)/INCOME                                            $    (3,260)        $        86         $    (4,704)       $       736
                                                             ===========         ===========         ===========        ===========
Net (Loss)/Income Per Share                                  $      (.65)        $       .02         $      (.94)       $       .15
                                                             ===========         ===========         ===========        ===========

Weighted average number of common
  shares outstanding during period                             5,000,850           5,000,850           5,000,850          5,000,850


                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                           FOR THE SIX MONTHS ENDED
                                                           ------------------------
                                                         JUNE 30, 1995  JUNE 30, 1994
                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/income                                       $ (4,704)      $    736
    Adjustments to reconcile net (loss)/income to net
     cash provided by operations:
       Depreciation and amortization
         (including debt issuance costs)                       2,554          1,120
       Gain on sale of real estate                              --             (161)
       Equity in real estate operations (net of
         contributions of $951 and $839
         in 1995 and 1994)                                    (1,812)        (1,383)
    Change in assets and liabilities:
       Restricted cash                                       (20,835)           775
       Note receivable                                         4,550           --
       Amounts due to Vornado Realty Trust                      (705)           170
       Taxes payable and accrued liabilities                    (708)          (295)
       Other                                                  (3,887)         1,626
                                                            --------       --------
Net cash (used in)/provided by operating activities of
  continuing operations                                      (25,547)         2,588

Payment of liabilities of discontinued operations            (28,238)        (2,200)
                                                            --------       --------

Net cash (used in)/provided by operating activities          (53,785)           388
                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate                                 (11,607)        (4,033)
    Proceeds from sale of real estate                           --              200
                                                            --------       --------
Net cash used in investing activities                        (11,607)        (3,833)
                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of secured debt                                 126,611           --
    Debt repayments                                          (39,658)          (775)
    Deferred finance and debt expense                         (4,962)        (1,270)
                                                            --------       --------
Net cash provided by/(used in) financing activities           81,991         (2,045)
                                                            --------       --------

Net increase (decrease) in cash and cash equivalents          16,599         (5,490)
Cash and cash equivalents at beginning of period               2,363          7,053
                                                            --------       --------

Cash and cash equivalents at end of period                  $ 18,962       $  1,563
                                                            ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized
     interest of $3,100 and $851)                           $  9,363       $  1,220
                                                            ========       ========


     Excludes an increase in real estate of $20,838 and secured debt of $21,812 and a reduction in minority interest of $974 as a result of the Company acquiring a partnership interest (see last paragraph of Note 4).

                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated balance sheets as of June 30, 1995, the consolidated statements of operations for the three and six months ended June 30, 1995 and June 30, 1994, and the consolidated statements of cash flows for the six months ended June 30, 1995 and June 30, 1994 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995 and June 30, 1994 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

   Effective in the first quarter of 1995, to be consistent with the prevalent real estate industry practice, the Company changed the presentation of its consolidated statements of operations to show tenant reimbursements of expenses, previously offset against operating expenses, as part of revenues. Prior period's amounts have been reclassified to conform with the current year's presentation.

2.  EMERGENCE FROM CHAPTER 11

   In March 1995, the Company paid holders of allowed general unsecured claims in full, together with accrued interest in respect of their claims. Such payments aggregated $24,005,000. The Official Committee of Unsecured Creditors has been dissolved and all secured and unsecured creditors having allowed claims in the Bankruptcy Court cases have received the cash payments or debt instruments contemplated to be delivered to them under the Plan. A number of claims are being disputed by the Company and therefore are not allowed claims. An escrow account has been established for the resolution of these claims (see
Note 4). The Bankruptcy Court has retained jurisdiction to resolve these disputed claims and for other limited purposes.

   The Company's ability to operate as a viable real estate company depends on the successful development of certain of its properties and on its ability to repay or refinance its debts when they become due. In order to do this, the Company may need to raise additional capital.

3.  RELATED PARTY TRANSACTIONS

   Steven Roth is Chief Executive Officer and a Director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado Realty Trust ("Vornado"). Interstate owns 27.1% of the outstanding common stock of the Company and owns 27.7% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 3.6% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate own, in the aggregate, 32.6% of the outstanding common shares of beneficial interest of Vornado. Vornado owns 29.3% of the outstanding common stock of the Company, including 27.1% purchased in March 1995.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   In March 1995, the Company and Vornado entered into a three-year management and development agreement (the "Management Agreement"). The annual management fee payable by the Company to Vornado is $3,000,000, plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years.

   The fee pursuant to the Management Agreement is in addition to the leasing fee the Company pays to Vornado under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992. Subject to the payment of rents by tenants, Vornado is due $11,600,000, payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. The term of the Leasing Agreement has been extended to be coterminous with the term of the Management Agreement.

   In March 1995, the Company borrowed $45,000,000 from Vornado, the subordinated tranche of a $75,000,000 secured financing (see Note 4 (2)). The Company recorded interest on the loan of $1,973,000 and $2,385,000 in the three and six months ended June 30, 1995, of which $621,000 was capitalized.

   Effective March 2, 1995, for a three-year period, Vornado and Interstate agreed not to own in excess of two-thirds of the Company's common stock or to enter into certain other transactions with the Company, other than the transactions described above, without the consent of the Company's independent directors.

4.  DEBT AND RESTRICTED CASH

   The Company borrowed $126,611,000 during the six months ended June 30, 1995, of which $4,980,000 was borrowed in the second quarter. The proceeds of these borrowings were used primarily to (i) pay construction costs associated with the Company's Rego Park property of $7,600,000, (ii) pay $39,552,000 of outstanding funded debt, and $24,005,000 of allowed general unsecured claims and (iii) fund
(a) interest-bearing escrow accounts for unpaid real estate taxes ($7,000,000) and the remaining disputed claims in the Bankruptcy Court cases as they become allowed ($8,000,000), and (b) collateral accounts for the Rego Park construction ($6,000,000). Substantially all of the assets of the Company and its subsidiaries have been pledged and/or mortgaged to secure such indebtedness. The borrowings consist of:

   (1) A $25,000,000 five year loan maturing February 24, 2000, secured principally by, a mortgage on the Company's Fordham Road property and guaranteed by the parent. The loan bears annual interest at 30 day LIBOR +4.25% (10.31% at June 30, 1995), capped at LIBOR 9.75% (all-in rate, 14%) and requires amortization based on a 20 year term with an assumed interest rate of 9 1/2%. Beginning in year four, all cash flow of the property, after debt service, will further amortize the loan. The loan is not prepayable for the first six months of its term and is only prepayable with yield maintenance during the next twelve months in the event of certain types of refinancings. For the remainder of the term, it is prepayable without penalty. The loan contains customary mortgage covenants, including, among others, a default by the existing tenant. Further, in the event debt service coverage falls below certain levels or the existing tenant's financial condition, as defined, deteriorates, then during the first three years of the loan term, all cash flow of the property, after debt service, will be escrowed with the lender.

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

   (3) A two year $60,000,000 construction loan and a two year $25,000,000 bridge loan from a bank, each secured by a mortgage on the Rego Park property. As of June 30, 1995, approximately $26,600,000 was funded under such loans. The loans mature on April 1, 1997 (but may be extended, subject to certain conditions, for an additional year) and bear annual interest at (i) LIBOR plus 1.625% or (ii) the greater of (a) Federal Funds Rate plus 1.125% or (b) prime plus 0.625%, at the option of the Company (7.75% at June 30, 1995). The ability of the Company to borrow the $25,000,000 under the bridge loan is based on conditions that cannot be met today and may not be met during the term of this loan. The Company has not relied on this amount in its determination of its ability to fund its current cash needs but believes that it will be able to refinance the Rego Park property at a level exceeding $60,000,000 upon the completion of construction and commencement of tenants paying rent.

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

5.  INCOME TAXES

   The Company intends to file, with its Federal income tax return for 1995, an election to be treated as a REIT for Federal income tax purposes. As a result of the Company's intention to elect to be taxed as a REIT, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit in the first quarter of 1995. At June 30, 1995, net operating loss carryovers of approximately $124,000,000 are available to offset both future taxable income and the amount of the Company's REIT taxable income that otherwise would be required to be distributed to stockholders.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  CONTINGENCIES

Paramus Property

   The State of New Jersey has notified the Company of its intention to condemn a portion of the Paramus property. The New Jersey Department of Transportation ("DOT") has recently made an offer to purchase the land which is the subject of the condemnation proceeding for $15,400,000 based on an appraisal performed on their behalf. The Company and the DOT expect to continue negotiations to attempt to reach agreement on the value. In the event that the Company and the DOT do not reach agreement on the value, a formal process will be initiated by the DOT, pursuant to which, among other things, a group of independent commissioners will be appointed by a court to determine fair market value. If the condemnation occurs, the Company will be required to change its development plans, Home Depot and B.J.'s Wholesale Clubs will not be obligated under their current leases, and the time and cost to develop the Paramus property may materially increase.

Lexington Avenue Property

   The Company believes that, along with a number of other locations, a portion of the Lexington Avenue property is being considered by the Port Authority of New York and New Jersey (the "Port Authority") for the site of the terminus for a rail link from midtown Manhattan to LaGuardia and Kennedy Airports. Approvals of numerous Federal, New York State and New York City agencies are required before construction could begin. If the project proceeds and the Port Authority selects a portion of the Lexington Avenue property for such use and can establish that it is needed to serve a public use, benefit or purpose, the Port Authority, after conducting the requisite public hearings, may acquire such portion of the Lexington Avenue property pursuant to its powers of eminent domain. The Company has expressed its opposition to the possible condemnation of a portion of the property and has the right to appeal any such action by the Port Authority. If the Port Authority prevails, the Company would be entitled to compensation for its loss. Since the nature and scope of any plans being considered by the Port Authority, and whether any such plans would ultimately affect the Lexington Avenue property, cannot be fully assessed by the Company at this time, it is impossible to determine the ultimate effect that a taking, or any uncertainty with respect thereto, would have on the Company's use or development of the Lexington Avenue property.

Tax Certiorari Proceedings

   Alexander's Department Stores of Valley Stream, Inc. ("ADS of Valley Stream") is a party to a tax certiorari proceeding against The Board of Assessors and The Board of Assessment Review of the County of Nassau (the "Board") for overpayment of taxes on its former Valley Stream store property during the assessment rolls from 1986 to 1992. In January 1995, the Supreme Court of Nassau County, New York ruled that ADS of Valley Stream is entitled to an assessment reduction which would result in a refund of approximately $6,600,000, plus interest (currently, $3,200,000). Both the Board and the Company have appealed the Court's decision.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The industry practice of REIT's is to consider funds from operations an appropriate supplemental measure of operating performance. Funds from operations were a negative $2,846,000 in the quarter ended June 30, 1995, as compared to a positive $651,000 in the quarter ended June 30, 1994. Funds from operations were a negative $4,009,000 in the six months ended June 30, 1995, as compared to a positive $1,800,000 in the six months ended June 30, 1994.

    The following table reconciles funds from operations and pre-tax income:

                                                   Three Months Ended                  Six Months Ended
                                              ---------------------------         --------------------------
                                                June 30,         June 30,           June 30,       June 30,
                                                 1995              1994               1995            1994
                                              ------------      ---------         ------------    ----------
(Loss)/income before income taxes             $(3,260,000)      $  86,000         $(6,110,000)    $  736,000
Gain on sale of real estate                          -               -                   -          (161,000)
Depreciation and amortization                     469,000         457,000             933,000        914,000
Reorganization costs                              322,000         497,000           1,938,000      1,143,000
Straight-lining of property rentals              (377,000)       (389,000)           (770,000)      (832,000)
                                              -----------       ---------         -----------     ----------
Funds (used in)/provided by operations        $(2,846,000)      $ 651,000         $(4,009,000)    $1,800,000
                                              ===========       =========         ===========     ==========

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

    The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $2,819,000 in the quarter ended June 30, 1995, compared to $2,805,000 in the prior year's quarter, an increase of $14,000 or 0.5%. Revenues were $6,242,000 for the six months ended June 30, 1995, compared to $5,986,000 for the prior year's six months, an increase of $256,000 or 4.3%. This increase resulted primarily from an increase in the income derived from the operation of the Kings Plaza Shopping Center and Marina during the quarter ended March 31, 1995.

    Operating, general and administrative expenses were $2,492,000 in the quarter ended June 30, 1995, compared to $1,176,000 in the prior year's quarter, an increase of $1,316,000. Operating, general and administrative expenses were $4,043,000 in the six months ended June 30, 1995 compared to $2,270,000 for the prior year's six months, an increase of $1,773,000. These increases resulted primarily from fees under the Management Agreement and the commencement of salary to the Chairman of the Board of Directors.

    Depreciation and amortization expense for the three and six months ended June 30, 1995, did not change significantly from such expense for the prior year's periods.

    Reorganization costs were $322,000 in the quarter ended June 30, 1995, compared to $497,000 in the prior year's quarter, a decrease of $175,000. Reorganization costs were $1,938,000 in the six months ended June 30, 1995, compared to $1,143,000 in the prior year's periods, an increase of $795,000. These expenses were primarily due to professional fees incurred in connection with investigating financing alternatives, becoming a REIT and bankruptcy expenses. The Company expects no further significant costs in connection with these activities.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Interest and debt expense was $3,483,000 in the quarter ended June 30, 1995, as compared to $624,000 in the prior year's quarter, an increase of $2,859,000. Interest and debt expense was $6,222,000 for the six months ended June 30, 1995, compared to $1,220,000 for the prior year's period, an increase of $5,002,000. Of these increases, $2,303,000 and $4,446,000 resulted from increased borrowings and $556,000 resulted from the write-off of unamortized debt issuance costs on debt repaid in the first quarter of 1995.

    Interest and other income increased in 1995 as compared to 1994, as a result of higher average cash invested due to increased borrowings.

    As a result of the Company's intention to elect to be taxed as a REIT for the year ended December 31, 1995, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit in the quarter ended March 1995.

LIQUIDITY AND CAPITAL RESOURCES

    On June 30, 1995, the Company had cash (including short-term investments) of $19,000,000 compared to $2,400,000 at December 31, 1994, an increase of $16,600,000. The increase in cash resulted primarily from new borrowings of $126,600,000, partially offset by (i) deferred finance and debt expense of $5,000,000, (ii) debt repayments of $39,600,000, (iii) repayment of liabilities of discontinued operations of $28,200,000 including payment of general unsecured claims (including principal and interest) of $24,000,000, (iv) cash used in operating activities of $25,500,000, of which $21,000,000 was used to establish restricted funds for (a) unpaid real estate taxes ($7,000,000) and the remaining disputed claims in the bankruptcy court cases as they become allowed ($8,000,000), and (b) collateral accounts required for the Rego Park construction ($6,000,000) and (v) capital expenditures of $11,600,000. Substantially all of the assets of the Company and its subsidiaries have been pledged and/or mortgaged to secure new borrowings.

    In connection with the Company's redevelopment plans for its Rego Park property, the Company has expended approximately $7,600,000 and expects to expend up to an additional $29,000,000 during the balance of 1995, for a new parking structure and other improvements. At June 30, 1995, there was $33,400,000 available under a $60,000,000 construction loan to fund these expenditures.

    The Company estimates that its capital expenditure requirements for other projects will include (i) the asbestos removal, building demolition and other improvements at the Paramus property which are expected to cost between $15,000,000 and $17,000,000, and (ii) $10,000,000 to subdivide the existing space and other improvements at the Kings Plaza Store property. There is no assurance that these potential projects will commence in 1995. The Company may seek to obtain additional financings to develop these properties. However, there can be no assurance that such financings can be obtained or, if obtained, that such financings will be on terms that are acceptable to the Company. In addition, in the event a portion of the Paramus property is condemned, the Company's plan for development of this property would be affected, and the cost and time required to develop the property may materially increase.

    The Company's properties do not generate sufficient cash flow to pay all of its expenses. However, the Company estimates that its cash and borrowings available under its Rego Park construction loan are adequate to fund its business operations and debt service obligations through the first quarter of 1996 and the cost to redevelop the Rego Park property.

                                ALEXANDER'S, INC.


       PART II.    OTHER INFORMATION

             ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                        At the 1995 Annual Meeting of Stockholders on May 25,
                  1995, the Stockholders elected the two nominees listed in the Proxy Statement to serve on the Board of Directors for a term of three years, or until their respective successors are duly elected and qualify. A total of 4,594,714 shares of common stock were voted in person or by proxy. The vote tabulation with respect to each nominee was as follows:

                                                                                 Votes Cast
                                                                                 Against or
                             Director                    Votes Cast For          Withheld
                        ------------------               --------------          ----------
                        Thomas DiBenedetto                 4,582,732               11,982
                        Stephen Mann                       4,582,620               12,094

             ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)   Exhibits:  The following exhibits are filed with this
                                          Quarterly Report on Form 10-Q.

                        27  Financial Data Schedule

                  (b)   Reports on Form 8-K

                        None

                                ALEXANDER'S, INC.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ALEXANDER'S, INC.
                                       ------------------------------------
                                                  (Registrant)


Date:  August 10, 1995                        /s/ Joseph Macnow
                                       ------------------------------------
                                                  JOSEPH MACNOW
                                         Vice President - Chief Financial
                                       Officer and Chief Accounting Officer

                                ALEXANDER'S, INC.

                                  EXHIBIT INDEX

                                                                  PAGE NUMBER IN
                                                                    SEQUENTIAL
         EXHIBIT NO.                                                NUMBERING
         -----------                                              --------------
           27           Financial Data Schedule                        16