Form 10-Q
period 1995-09-30
ALEXANDERS INC
filed 1995-11-14
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 16


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[XX]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:                SEPTEMBER 30, 1995
                                -----------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ---------------------- to ----------------------

Commission File Number:   1-6064

                               ALEXANDER'S, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 51-0100517
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
             or organization)                        Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                  07663
-------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                 (201) 587-8541
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes    [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               [ ] Yes    [ ] No

     As of November 2, 1995 there were 5,000,850 common shares outstanding.

                               ALEXANDER'S, INC.

                                     INDEX



                                                                        Page Number
                                                                        -----------

PART I.         FINANCIAL INFORMATION:
                ----------------------
       Item 1.    Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1995
                  and December 31, 1994 . . . . . . . . . . . . . . . . . .    3

                  Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 1995 and
                  September 30, 1994 . . . . . . . . . . . . . . . . . . . .   4

                  Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1995 and
                  September 30, 1994 . . . . . . . . . . . . . . . . . . . .   5

                  Notes to Consolidated Financial Statements . . . . . . . .   6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . . . .  11



PART II.          OTHER INFORMATION:
                  -----------------
       Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .    14


Signatures          . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Exhibit Index       . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

Exhibit 27          . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

PART I.  FINANCIAL INFORMATION

                                  ALEXANDER'S, INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                            1995            1994
                                                         -------------   ------------
ASSETS:


Real estate, at cost:
    Land                                                 $ 46,082         $ 26,460
    Buildings leaseholds, and leasehold
      improvements (including $16,356 of
      construction in progress at
      September 30, 1995)                                  82,823           59,851
    Capitalized expenses and predevelopment
      costs                                                35,615           27,213
                                                         --------         --------
            Total                                         164,520          113,524
    Less accumulated depreciation and
      amortization                                        (37,437)         (36,365)
                                                         --------         --------
                                                          127,083           77,159
    Investment in unconsolidated joint
      venture                                              10,594            7,499
                                                         --------         --------
            Real estate, net                              137,677           84,658

Cash and cash equivalents                                  11,760            2,363
Restricted cash                                            20,782               -

Accounts receivable, net of allowance for
    doubtful accounts of $147 in 1995                         409               43
Receivable arising from the straight-lining
    of rents                                                4,035            2,888
Deferred lease and other expenses                          10,103           11,561
Deferred debt expense                                       5,126            2,642
Other assets                                                2,510              714
Note receivable                                                -             4,550
                                                         --------         --------


TOTAL ASSETS                                             $192,402         $109,419
                                                         ========         ========


LIABILITIES AND DEFICIENCY IN NET ASSETS:
Continuing Operations:
----------------------
Secured debt                                             $173,613         $ 51,654
Amounts due to Vornado Realty Trust and its
    affiliate                                               9,129           12,342
Taxes payable and accrued liabilities                      10,647            9,067
Minority interest                                             600            1,574
      Unsecured debt                                           -             1,188
                                                         --------         --------
Total continuing operations                               193,989           75,825
                                                         --------         --------

Discontinued Retail Operations:
-------------------------------
Liability for discontinued postretirement
  healthcare benefits                                      15,756           15,882
Taxes payable and accrued liabilities                       2,325            2,613
Liabilities subject to settlement under
  reorganization proceedings                                8,535           36,672
                                                         --------         --------
Total discontinued retail operations                       26,616           55,167
                                                         --------         --------

    TOTAL LIABILITIES                                     220,605          130,992
                                                         --------         --------

Commitments and contingencies
Deficiency in Net Assets:
-------------------------
Common stock; $1.00 par value per share;
  authorized, 10,000,000 shares;
  issued 5,173,450                                          5,174            5,174
Additional capital                                         24,843           24,843
Deficit                                                   (57,260)         (50,630)
                                                         --------         --------
                                                          (27,243)         (20,613)
Less treasury shares, 172,600 shares at
  cost                                                       (960)            (960)
                                                         --------         --------
    Total deficiency in net assets                        (28,203)         (21,573)
                                                         --------         --------

TOTAL LIABILITIES AND DEFICIENCY
     IN NET ASSETS                                       $192,402         $109,419
                                                         ========         ========

                   See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


(amounts in thousands except share amounts)

                                                         FOR THE THREEE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                      ---------------------------------        ---------------------------------
                                                      SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,
                                                         1995                    1994              1995                1994
                                                      -------------       -------------        -------------       -------------

Revenues:
  Property rentals                                      $ 2,179              $ 2,179             $ 6,557              $ 6,557
  Expense reimbursements                                    169                  254                 764                  825
  Equity in income of unconsolidated
    joint venture                                         1,270                  641               2,131                1,164
  Parking lot income                                        256                  242                 664                  756
                                                        --------             -------             -------              -------
Total Revenues                                            3,874                3,316              10,116                9,302
                                                        --------             -------             -------              -------

Expenses:
  Operating, general and administrative
    (including management fee of $750 and
    $1,750 to Vornado in 1995)                            1,640                1,222               5,683                3,492
  Depreciation and amortization                             460                  453               1,393                1,367
  Reorganization costs                                       -                   232               1,938                1,375
                                                        -------              -------             -------              -------
Total expenses                                            2,100                1,907               9,014                6,234
                                                        -------              -------             -------              -------

Operating income                                          1,774                1,409               1,102                3,068

Interest and debt expense (including interest
  on loan from Vornado in 1995)                          (3,986)                (673)            (10,208)              (1,893)
Interest and other income, net                              286                   21               1,070                  157
Gain on sale of real estate                                  -                    -                   -                   161
                                                        -------              -------             -------              -------

(Loss)/income before reversal of deferred taxes          (1,926)                 757              (8,036)               1,493

Reversal of deferred taxes                                   -                   -                 1,406                  -
                                                        -------              -------             -------              -------

NET (LOSS)/INCOME                                       $(1,926)             $   757             $(6,630)             $ 1,493
                                                        =======              =======             =======              =======

Net (Loss)/Income Per Share                              $ (.39)             $   .15              $(1.33)              $  .30
                                                        =======              =======             =======              =======


Weighted average number of common
  shares outstanding during period                    5,000,850            5,000,850           5,000,850            5,000,850





                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                          FOR THE NINE MONTHS ENDED
                                                                       --------------------------------
                                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                                          1995               1994
                                                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)/income                                                       $ (6,630)          $  1,493
 Adjustments to reconcile net (loss)/income to net
   cash (used in) provided by operations:
     Depreciation and amortization
       (including debt issuance costs)                                      3,591              1,656
     Straight-lining of rental income                                      (1,147)            (1,227)
     Gain on sale of real estate                                               -                (161)
     Equity in real estate operations (net of
       contributions of $951 and $839
       in 1995 and 1994)                                                   (3,082)            (1,196)
 Change in assets and liabilities:
     Cash restricted for operating liabilities                            (14,684)               775
     Accounts receivable                                                     (366)                (2)
     Note receivable                                                        4,550                -
     Amounts due to Vornado Realty Trust and its affiliate                 (1,355)               268
     Taxes payable and accrued liabilities                                      2               (241)
     Other                                                                 (1,459)             2,088
                                                                         --------           --------
Net cash (used in)/provided by operating activities of
   continuing operations                                                  (20,580)             3,453

Payment of liabilities of discontinued operations                         (28,551)            (5,206)
                                                                         --------           --------

Net cash used in operating activities                                     (49,131)            (1,753)
                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate                                                 (28,480)            (6,946)
 Cash restricted for construction financing                                (6,098)                -
 Proceeds from sale of real estate                                             -                 200
                                                                         --------           --------
Net cash used in investing activities                                     (34,578)            (6,746)
                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of secured debt                                                 138,425             10,000
 Debt repayments                                                          (39,766)              (775)
 Deferred debt expense                                                     (5,553)            (2,349)
                                                                         --------           --------
Net cash provided by financing activities                                  93,106              6,876
                                                                         --------           --------

Net increase (decrease) in cash and cash equivalents                        9,397             (1,623)
Cash and cash equivalents at beginning of period                            2,363              7,043
                                                                         --------           --------

Cash and cash equivalents at end of period                               $ 11,760           $  5,420
                                                                         ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments for interest (including capitalized
   interest of $4,569 and $1,329)                                        $ 11,499           $  4,931
                                                                         ========           ========

  Excludes an increase in real estate of $20,838 and secured debt of $21,812 and a reduction in minority interest of $974 as a result of the Company acquiring a partnership interest (see Note 4).


                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheets as of September 30, 1995, the consolidated statements of operations for the three and nine months ended September 30, 1995 and September 30, 1994, and the consolidated statements of cash flows for the nine months ended September 30, 1995 and September 30, 1994 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995 and September 30, 1994 have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

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

      Because the Company is in the development stage, its current operating properties (four of its eight properties) do not generate sufficient cash flow to pay all of its expenses. The Company's four non-operating properties (Rego Park, Lexington Avenue, Paramus and the Kings Plaza Store) are in various stages of development. Rents under the Rego Park project are scheduled to commence in March 1996 --- see Note 6 "Caldor Corporation". As rents commence from a portion of the remaining development properties, the Company expects that cash flow will become positive.

          The Company estimates that the fair market values of its assets are substantially in excess of their historical cost, and that there is additional borrowing capacity. Therefore Alexander's may raise capital through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. In addition, the Company may receive the proceeds from certain tax certiorari or condemnation proceedings -- see
     Note 6 "Paramus Property" and "Tax Certiorari Proceedings". Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS

      Steven Roth is Chief Executive Officer and a Director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado Realty Trust ("Vornado"). Interstate owns 27.1% of the outstanding common stock of the Company and owns 27.4% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 3.5% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate own, in the aggregate, 32.1% of the outstanding common shares of beneficial interest of Vornado. Vornado owns 29.3% of the outstanding common stock of the Company, including 27.1% purchased in March 1995.

      In March 1995, the Company and Vornado entered into a three-year management and development agreement (the "Management Agreement"). The annual management fee payable by the Company to Vornado is $3,000,000, plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years. On July 6, 1995, Vornado assigned its Management Agreement to Vornado Management Corp., an affiliate of Vornado.

      The fee pursuant to the Management Agreement is in addition to the leasing fee the Company pays to Vornado under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992. Subject to the payment of rents by tenants, Vornado is due $8,552,000, after the reversal of $2,424,000 of fees payable and the corresponding deferred leasing expense applicable to the B.J. Wholesale Club and Home Depot leases in Paramus, which are no longer in effect. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. The term of the Leasing Agreement has been extended to be coterminous with the term of the Management Agreement.

      In March 1995, the Company borrowed $45,000,000 from Vornado, the subordinated tranche of a $75,000,000 secured financing (see Note 4(2)). The Company incurred interest on the loan of $1,910,000 and $4,087,000 in the three and nine months ended September 30, 1995, of which $279,000 and $900,000 was capitalized.

      Effective March 2, 1995, for a three-year period, Vornado and Interstate agreed not to own in excess of two-thirds of the Company's common stock or to enter into certain other transactions with the Company, other than the transactions described above, without the consent of the Company's independent directors.

4.  DEBT AND RESTRICTED CASH

      The Company borrowed $138,425,000 during the nine months ended September 30, 1995, of which $11,814,000 was borrowed in the third quarter. The proceeds of these borrowings were used primarily to (i) pay construction costs associated with the Rego Park property of $16,400,000, (ii) pay $39,552,000 of outstanding funded debt, and $24,005,000 of allowed general unsecured claims and (iii) fund (a) interest-bearing escrow accounts for unpaid real estate taxes ($7,000,000) and the remaining disputed claims in the Bankruptcy Court cases as they become allowed ($8,000,000), and (b) collateral accounts for the Rego Park construction ($6,000,000). Substantially all of the assets of the Company and its subsidiaries have been pledged and/or mortgaged to secure such indebtedness. The borrowings consist of:

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (1) A $25,000,000 five year loan maturing February 24, 2000, secured principally by, a mortgage on the Company's Fordham Road property and guaranteed by the parent. The loan bears annual interest at 30 day LIBOR plus 4.25% (10.13% at September 30, 1995), capped at LIBOR 9.75% (all-in rate, 14%) and requires amortization based on a 20 year term with an assumed interest rate of 9 1/2%. Beginning in year four, all cash flow of the property, after debt service, will further amortize the loan. The loan is not prepayable for the first six months of its term and is only prepayable with yield maintenance during the next twelve months in the event of certain types of refinancings. For the remainder of the term, it is prepayable without penalty. The loan contains customary mortgage covenants, including, among others, a default by the existing tenant. Further, in the event debt service coverage falls below certain levels or the existing tenant's financial condition, as defined, deteriorates, then during the first three years of the loan term, all cash flow of the property, after debt service, will be escrowed with the lender (see Note 6 "Caldor Corporation").

      (2) A $75,000,000 three-year loan secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The loan bears interest at a blended rate of 13.8% per annum for the first two years and is comprised of two separate notes of $45,000,000 to Vornado and $30,000,000 to a bank. Each note is separately secured by the collateral described above. The Vornado loan is subordinate to that of the bank and bears interest at 16.43% per annum (effective rate 17.54%) for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. The bank's loan bears interest at 9.86% for the first two years and at a fixed rate for the third year of 325 basis points over the one-year Treasury bill rate. The Company paid a loan origination fee to Vornado and the bank of $1,500,000 and $375,000, respectively. The loans are prepayable at the end of the second year of their term without penalty. The loans contain customary covenants including, among others, lease approval rights, limitations on additional debt, dividends, acquisitions, mergers, property sales and restrict the Company from developing property without signed leases for more than 50% of such property's leasable space. No dividends can be paid unless required to maintain Real Estate Investment Trust ("REIT") status.

      (3) A two year $60,000,000 construction loan and a two year $25,000,000 bridge loan from a group of banks, each secured by a mortgage on the Rego Park property. As of September 30, 1995, approximately $38,425,000 was funded under such loans. The loans mature on April 1, 1997 (but may be extended at the Company's option, subject to certain conditions, for an additional year) and bear annual interest at (i) LIBOR plus 1.625% or (ii) the greater of (a) Federal Funds Rate plus 1.125% or (b) prime plus 0.625%, at the option of the Company (7.53% at September 30, 1995). The ability of the Company to borrow the $25,000,000 under the bridge loan is based on conditions that cannot be met today and may not be met during the term of this loan. The Company has not relied on this amount in its determination of its ability to fund its current cash needs but believes that it will be able to refinance the Rego Park property at a level exceeding $60,000,000 upon the completion of construction and commencement of tenants paying rent.

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

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      After giving effect to the additional borrowings and debt repayments noted above, a summary of maturities of long-term debt is as follows (amounts in thousands):

                               Year ended December 31,
                                  1995                      $    111
                                  1996                           473
                                  1997                           500
                                  1998                       135,680
                                  1999                        14,204
                                  Thereafter                  22,645
                                                           ---------
                                                            $173,613
                                                            ========

5.  INCOME TAXES

      The Company intends to file, with its Federal income tax return for 1995, an election to be treated as a REIT for Federal income tax purposes. As a result of the Company's intention to elect to be taxed as a REIT, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit in the first quarter of 1995. At September 30, 1995, net operating loss carryovers of approximately $133,000,000 are available to offset both future taxable income and the amount of the Company's REIT taxable income that otherwise would be required to be distributed to stockholders.

6.  CONTINGENCIES

      Paramus Property

        The State of New Jersey has notified the Company of its intention to condemn a portion of the Paramus property. The New Jersey Department of Transportation ("DOT") has recently made an offer to purchase the land which is the subject of the condemnation proceeding for $15,400,000 based on an appraisal performed on their behalf. The Company expects to negotiate with the DOT to attempt to reach agreement on the value. In the event that the Company and the DOT do not reach agreement on the value, a formal process will be initiated by the DOT, pursuant to which, among other things, a group of independent commissioners will be appointed by a court to determine fair market value. If the condemnation occurs, the Company would be required to change its development plans, and the time and cost to develop the property may materially increase. The leases which the Company had signed with Home Depot and B.J.'s Wholesale Club at this property are no longer in effect.

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

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Tax Certiorari Proceedings

      Alexander's Department Stores of Valley Stream, Inc. ("ADS of Valley Stream") is a party to a tax certiorari proceeding against The Board of Assessors and The Board of Assessment Review of the County of Nassau (the "Board") for overpayment of taxes on its former Valley Stream store property during the assessment rolls from 1986 to 1992. In January 1995, the Supreme Court of Nassau County, New York ruled that ADS of Valley Stream is entitled to an assessment reduction which would result in a refund of approximately $6,600,000, plus interest (currently, $9,900,000). Both the Board and the Company have appealed the Court's decision.

      The Company is currently negotiating certiorari proceedings with the City of New York on several of its properties. As to one of these properties, the Company and its joint venture partner have agreed with the Law Department of the City of New York to a reduction in the assessed values covering the tax years 1988/1989 through 1995/1996, generating a refund of approximately $28,300,000. The cash arising from the Company's allocable share of such refund, net of expenses, is approximately $9,000,000. This settlement is subject to approval by various agencies of the City of New York.

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

       Caldor Corporation ("Caldor")

    On September 18, 1995, Caldor, which leases the Fordham Road and Flushing Properties from the Company, filed for relief under Chapter 11 of the United States Bankruptcy Code. Property rentals from these two leases represent approximately 63% of the Company's consolidated revenues for the year ended December 31, 1994 and approximately 54% of the Company's consolidated revenues for the nine months ended September 30, 1995. Caldor has reported to the Company store sales of $48,658,000 and $42,047,000 for the Fordham Road
Property and the Flushing property, respectively, for the lease years ending March 31, 1995. Caldor leased these properties "as is", expended the entire cost of refurbishing these stores and continues to pay rent on both of these locations. Caldor is also the lessee of a portion of the Rego Park Property under a lease scheduled to commence after the completion of the redevelopment of this property. Caldor, which is responsible for the construction of its store, ceased such construction in September 1995. The loss of property rental payments under any of these leases could have a material adverse effect on the financial condition and results of operations of the Company.

    In addition, the failure of Caldor to meet certain financial tests may result in the Company being required to escrow net cash flow of approximately $500,000 per annum from the Fordham Road Property into an account of the lender as a reserve against future payments under the loans (see Note 4(1)).

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's revenues, which consist of property rentals, tenant expense reimbursements and other income were $3,874,000 in the quarter ended September 30, 1995, compared to $3,316,000 in the prior year's quarter, an increase of $558,000 or 16.8%. Revenues were $10,116,000 for the nine months ended September 30, 1995, compared to $9,302,000 for the prior year's nine months, an increase of $814,000 or 8.8%. These increases resulted primarily from an increase in the income derived from the operation of the Kings Plaza Shopping Center and Marina during the three and nine months ended September 30, 1995.

     Operating, general and administrative expenses were $1,640,000 in the quarter ended September 30, 1995, compared to $1,222,000 in the prior year's quarter, an increase of $418,000. Operating, general and administrative expenses were $5,683,000 in the nine months ended September 30, 1995 compared to $3,492,000 for the prior year's nine months, an increase of $2,191,000. These increases resulted primarily from fees under the Management Agreement, higher professional fees and the commencement of salary to the Chairman of the Board of Directors.

    Depreciation and amortization expense for the three and nine months ended September 30, 1995, did not change significantly from such expense for the prior year's periods.

    Reorganization costs were $1,938,000 in the nine months ended September 30, 1995, compared to $1,375,000 in the prior year's period, an increase of $563,000. These expenses were primarily due to professional fees incurred in connection with investigating financing alternatives, becoming a REIT and bankruptcy expenses. As stated in the Company's second quarter Form 10-Q, the Company expects no further significant reorganization costs, and in the third quarter of this year incurred no such costs.

    Interest and debt expense was $3,986,000 in the quarter ended September 30, 1995, as compared to $673,000 in the prior year's quarter, an increase of $3,313,000. Of this increase, approximately (i) $2,000,000 was attributable to higher levels of debt, (ii) $100,000 was attributable to higher interest rates,
(iii) $400,000 was attributable to the amortization of debt issuance costs, and
(iv) $800,000 resulted from interest and debt expense for 1994 being charged against the accrual for losses from discontinued operations. Interest and debt expense was $10,208,000 for the nine months ended September 30, 1995, as compared to $1,893,000 for the prior year's period, an increase of $8,315,000. Of this increase, approximately (i) $4,400,000 was attributable to higher levels of debt, (ii) $200,000 was attributable to higher interest rates, (iii) $1,900,000 was attributable to the amortization of debt issuance costs including a $600,000 write-off, and (iv) $1,800,000 resulted from interest and debt expense for 1994 being charged against the accrual for losses from discontinued operations.

    Interest and other income, net was $286,000 in the quarter ended September 30, 1995 as compared to $21,000 in the prior year's quarter, an increase of $265,000. Interest and other income, net was $1,070,000 in the nine months ended September 30, 1995 as compared to $157,000 for the prior year's period, an increase of $913,000. These increases resulted primarily from (i) interest income earned on higher average cash invested due to increased borrowings and
(ii) refunds of taxes, partially offset by (i) a settlement fee paid in connection with a financing arrangement not consummated, and (ii) a loss on the conveyance of residential property to the Borough of Paramus.

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

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities of $49,131,000 for the nine months ended September 30, 1995 was comprised of: (i) a net loss of $6,630,000, (ii) adjustments for non-cash items of $638,000, (iii) the payment of liabilities of discontinued operations of $28,551,000, and (iv) cash restricted for operating liabilities of $14,684,000, offset by (v) a net change in operating assets and liabilities of $1,372,000.

    Cash used in operating activities of $1,753,000 for the nine months ended September 30, 1994, was comprised of: (i) the payment of liabilities of discontinued operations of $5,206,000, offset by (ii) net income of $1,493,000, less adjustments for non-cash items of $928,000, and (iii) a net change in operating assets and liabilities of $2,888,000.

    Net cash used in investing activities of $34,578,000 for the nine months ended September 30, 1995, was comprised of capital expenditures of $28,480,000 and cash restricted for construction financing of $6,098,000. Net cash used in investing activities of $6,746,000 for the nine months ended September 30, 1994, was comprised primarily of capital expenditures.

    Net cash provided by financing activities of $93,106,000 for the nine months ended September 30, 1995, was comprised of proceeds from the issuance of secured debt of $132,872,000 (net of deferred debt expense), offset by repayments of debt of $39,766,000. Net cash provided by financing activities of $6,876,000 for the nine months ended September 30, 1994, was comprised primarily of proceeds from the issuance of secured debt (net of deferred debt expense).

    In connection with the redevelopment of its Rego Park property (new parking structure and other improvements), the Company has expended approximately $16,400,000 during the nine months ended September 30, 1995, and expects to expend, through the first quarter of 1996, up to an additional $20,000,000 to complete the project. At September 30, 1995, there was $21,600,000 available under a $60,000,000 construction loan to fund these expenditures. The Company estimates that its capital expenditure requirements for other projects will include: (i) the redevelopment of the Paramus property estimated to cost between $55,000,000 and $60,000,000 (ii) the subdivision of the existing space and other improvements at the Kings Plaza Store property estimated to cost between $10,000,000 and $15,000,000, and (iii) the renovation of the existing Lexington Avenue building estimated to cost between $20,000,000 and $25,000,000. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

    On September 18, 1995, Caldor, which leases the Fordham Road and Flushing Properties from the Company, filed for relief under Chapter 11 of the United States Bankruptcy Code. Property rentals from these two leases represent approximately 63% of the Company's consolidated revenues for the year ended December 31, 1994 and approximately 54% of the Company's consolidated revenues for the nine months ended September 30, 1995. Caldor has reported to the Company store sales of $48,658,000 and $42,047,000 for the Fordham Road
Property and the Flushing Property, respectively, for the lease years ending March 31, 1995. Caldor leased these properties "as is", expended the entire cost of refurbishing these stores and continues to pay rent on both of these locations. Caldor is also the lessee of a portion of the Rego Park Property under a lease scheduled to commence after the completion of the redevelopment of this property. Caldor, which is responsible for the construction of its own store, ceased such construction in September 1995. The loss of property rental payments under any of these leases could have a material adverse effect on the financial condition and results of operations of the Company.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Because the Company is in the development stage, its current operating properties (four of its eight properties) do not generate sufficient cash flow to pay all of its expenses. The Company's four non-operating properties (Rego Park, Lexington Avenue, Paramus and the Kings Plaza Store) are in various stages of development. Rents under the Rego Park project are scheduled to commence in March 1996 -- see Note 6 "Caldor Corporation". As rents commence from a portion of the remaining development properties, the Company expects that cash flow will become positive.

    The Company estimates that the fair market values of its assets are substantially in excess of their historical cost, and that there is additional borrowing capacity. Therefore, Alexander's may raise capital through
(a) property specific or corporate borrowing, (b) the sale of securities and
(c) asset sales. In addition, the Company may receive the proceeds from certain tax certiorari or condemnation proceedings -- see Note 6 "Paramus Property" and "Tax Certiorari Proceedings". Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

                               ALEXANDER'S, INC.



       PART II.    OTHER INFORMATION


             ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)   Exhibits:  The following exhibits are filed with this
                                          Quarterly Report on Form 10-Q.

                        27  Financial Data Schedule

                  (b)   Reports on Form 8-K

                        During the quarter ended September 30, 1995,
                        Alexander's, Inc. filed the report on Form 8-K described below.


    Period Covered:
   (Date of Earliest
    Event Reported)                Items Reported             Date of Report
    ---------------                --------------             --------------
   September 18, 1995        5. Other events - re: the       September 18, 1995
                                Caldor Corporation,
                                a major tenant, filed
                                for bankruptcy protection

                               ALEXANDER'S, INC.


                                   SIGNATURES





             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ALEXANDER'S, INC.
                                       ----------------------------------------
                                                    (Registrant)




Date:  November 9, 1995
                                                   /s/ Joseph Macnow
                                       ----------------------------------------
                                                     JOSEPH MACNOW
                                           Vice President - Chief Financial
                                         Officer and Chief Accounting Officer

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