Form 10-K405/A
period 1994-12-31
ALEXANDERS INC
filed 1995-12-20
CIK 3499

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1994

                         Commission file number: 1-6064

                                ALEXANDER'S, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             51-01-00517
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Park 80 West, Plaza II, Saddle Brook, New Jersey                  07663
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
-------------------               -----------------------------------------
Common Stock, $1 par value        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

                 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                 The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the New York Stock Exchange on September 18, 1995) was approximately $130,472,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes      No
                                       ---     ---

                 5,000,850 shares of the Registrant's common stock, par value $1 per share, were outstanding as of October 9, 1995.

                 This Form 10-K/A amends the following items of the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on March 31, 1995.

                                Table of Contents

                  Item                                                              Page
                  ----                                                              ----
PART I.             1.    Business                                                    4

                    2.    Properties                                                 18

PART II.            7.    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations              20

                    8.    Financial Statements and Supplementary Data                26

PART IV.           14.    Exhibits, Financial Statement                              27
                          Schedules, and Reports on Form 8-K

SIGNATURES                                                                           41

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

                 Prior to the Petition Date, the Company engaged in the retail department store business in the New York metropolitan area. The Company has terminated its retail business activities and is now exclusively engaged in the real estate business, which includes leasing, managing, developing and redeveloping real estate properties, focusing primarily on the properties where its department stores were formerly located. The Company intends to focus on maximizing the value of its seven properties located in New York City and New Jersey, all of which are former Alexander's store locations, and its interests in the Kings Plaza Shopping Center (as defined below). The Company believes that its properties offer advantageous retail opportunities, principally because of their size and location in the densely populated New York City metropolitan area where comparable store sites are not readily available.

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

                 The Company intends to elect to be taxed as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for the taxable year ended December 31, 1995. To qualify for taxation as a REIT, the Company must meet various federal income tax law requirements. In general, a REIT that distributes to its stockholders at least 95% of its taxable income for a taxable year and that meets certain other conditions will not be taxed on income distributed that year. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its stockholders in any year in which the Company fails to so qualify will not be deductible by the Company in computing its taxable income, nor generally will they be required to be made under the Code. See "Business -- Reconstitution as a REIT."

                 Effective March 2, 1995, the Company engaged Vornado Realty Trust ("Vornado") to act for it in the management and direction of virtually all of its business affairs pursuant to the Management and Development Agreement between the Company and Vornado dated February 6, 1995 (the "Management and Development Agreement"). Under the Management and Development Agreement, the term of which is three years, Vornado will provide the Company with strategic and day-to-day management services, including operation, maintenance, management, design, planning, construction and development of the Redevelopment Properties. In addition, pursuant to a Real Estate Retention Agreement dated July 20, 1992 (the "Retention Agreement"), Vornado will continue to act as the Company's exclusive leasing agent. See "Business -- Management." Pursuant to the Management and Development Agreement, Steven Roth, a director of the Company and the Chairman and Chief Executive Officer of Vornado, a New York Stock Exchange listed real estate investment trust and an affiliate of the Company, became the Chief Executive Officer of the Company on March 2, 1995.

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

                 The Company's principal executive and administrative office facilities are located at 31 West 34th Street, New York, New York.

PROPERTIES

                 The Company's properties are all located in mature, densely populated areas in New York City and Paramus, New Jersey. These properties are former Alexander's department store locations, ranging in size from approximately 170,000 to 590,000 square feet of retail space. The Company believes that its properties offer advantageous retail opportunities, principally because of their size and location in the densely populated New York metropolitan area, where comparable store sites are not readily available.

                 The following table shows the location, approximate size and leasing status as of March 31, 1995 of each of the Company's properties.

 Property                  Ownership         Approximate         Leasing Status
 --------                  ---------         Building            --------------
                                             Square Footage(1)
                                             -----------------
 COMPLETED PROPERTIES

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

(4) The commencement of the leases is subject to certain conditions, including the construction of certain improvements. See "Business -- Properties."

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

(6) The Lexington Avenue property is owned by Seven Thirty One Limited Partnership (the "Partnership"), of which a wholly owned subsidiary of the Company (the "General Partner") is both the sole general partner and a limited partner. The Company, which is also a limited partner, together with the subsidiary own a 92.36% interest in the Partnership. The remaining 7.64% partnership interests are owned by the 731 Limited Partners as limited partners (as defined below). See "Business -- Properties -- Lexington Avenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- 1995 Financings -- 731 Limited Partnership".

(7) The Lexington Avenue property is comprised of the Main Building, containing approximately 418,000 square feet, and several smaller buildings, containing approximately 173,000 square feet.


Fordham Road

                 The Company owns the Fordham Road property, which is located at the intersection of Fordham Road and the Grand Concourse in the Bronx, New York. The property includes a six-floor building containing approximately 303,000 square feet located in the center of a shopping complex in one of the busiest shopping areas of the Bronx.

                 The Company net leased the Fordham Road property to Caldor. The lease commenced in April 1993 and expires in March 2013 (March 2028 including renewal option). It currently provides for annual base rent per square foot of $11.67 and for percentage rent. Caldor has invested a substantial amount in refurbishing the Fordham Road store, including the installation of new heating and lighting systems, escalators and elevators.

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

         The following table shows leases expirations for the next ten years, assuming none of the tenants exercise renewal options:


                                                                              Percent of Total
                       Approximate                         Annualized Fixed     Leased Square     Percent of Gross
         Number of   Leased Area in     Annualized Fixed      Rent Under           Footage         Annual Rental
          Leases    Square Feet Under      Rent Under       Expiring Leases    Represented by     Represented by
Year     Expiring    Expiring Leases     Expiring Leases    per Square Foot    Expiring Leases    Expiring Leases
----     --------    ---------------     ---------------    ---------------    ---------------    ---------------

1995        5            15,565           $  262,160          $   16.84              3.64%              2.19%
1996       34           142,876            1,587,491              11.11             33.42%             13.23%
1997        7            13,924              323,928              23.26              3.26%              2.70%
1998        3             8,576              251,846              29.37              2.01%              2.10%
1999        6             9,558              601,703              62.95              2.24%              5.02%
2000       15            34,040            1,763,799              51.82              7.96%             14.70%
2001       14            34,928            2,178,579              62.37              8.17%             18.16%
2002       16            50,592            2,065,517              40.83             11.84%             17.22%
2003       --                --                   --                 --                --                 --

The chart below details the occupancy rate and annual rental per square foot for each of the last five years at June 30th:

                                                  Annual
                              Occupancy         Rental per
                                 Rate           Square Foot
                              ---------         -----------
                 1994          87.84%             $24.91
                 1993          89.50%             $24.77
                 1992          86.11%             $21.92
                 1991          84.00%             $18.32
                 1990          89.68%             $14.24


The Mall is managed by Centercorp, Inc. Interstate Properties, through Vornado, is the leasing agent.

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

Paramus

                 The Company owns 39.3 acres of land, including its former store, located at the intersection of Routes 4 and 17 in Paramus, New Jersey. Paramus is a retail destination for shoppers coming from northern New Jersey as well as New York City. The Company's property is located directly across from the Garden State Plaza regional shopping mall, within two miles of three other regional shopping malls and within 10 miles of New York City.

                 The Company intends to raze its former store building on the Paramus property to allow for the possible construction of three new buildings. Two of the buildings would be built by lessees under "pad" leases and the third would be built by the Company.

                 The Company has entered into "pad" leases with Waban, Inc., pursuant to which B.J.'s Wholesale Clubs will construct a building containing approximately 116,000 square feet of floor space and Home Depot will construct a building containing approximately 150,000 square feet of floor space. Under a "pad" lease, the lessee rents only the land (as opposed to the land and building) and constructs its building at its own expense. Each of these leases is conditioned upon the Company's receiving the government approvals required for development, including demolishing the former Alexander's store and completing site work at the property. The lease with Home Depot will terminate
(i) if the Company does not commence and prosecute the demolition and site work required by the lease within six months after obtaining the governmental approvals as set forth in the lease or (ii) Delivery of Possession (as defined in the lease) has not occurred by January 1996. The B.J.'s Wholesale Clubs lease will terminate if Delivery of Possession (as defined in the lease) has not occurred within 545 days (plus up to an additional 180 days upon certain contingencies) of obtaining government approvals as set forth in the lease.

                 The Company estimates that it will cost approximately $15 million to $17 million to remove asbestos, demolish the building and make certain other improvements to permit the development described above (the "Site Work") and to construct a third building on the Paramus property containing approximately 87,000 square feet. The Company intends to lease the 87,000 square foot building to retailers interested in leasing large spaces. Home Depot will pay the Company $4 million of such Site Work costs and B.J.'s Wholesale Clubs will pay its proportionate share (based on square footage) of such Site Work costs, which share is currently expected to be $3.5 million.

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

Lexington Avenue

                 The Lexington Avenue property is situated in the heart of one of Manhattan's busiest business and shopping districts with convenient access to several subway and bus lines. The property is located across the street from Bloomingdale's flagship store and only a few blocks away from both Fifth Avenue and 57th Street, Manhattan's two major shopping thoroughfares. The Company is currently planning to redevelop the property for retail, residential, office or other commercial use, or a combination thereof. However, no development decisions have been made.

                 As of December 31, 1994, the Company owned an approximately 82% interest in the Seven Thirty One Limited Partnership (the "Partnership"), a limited partnership which owns the Lexington Avenue property. This property comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street. As of January 4, 1995, after the exercise of a $21.8 million put to the Company (the payment for which was an interest bearing note), the Company owns a 92.36% interest in the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- 1995 Financings -- 731 Limited Partnership".

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


                 As of March 30, 1995, the Company had not paid real estate taxes that were due on its Rego Park, Lexington Avenue, Third Avenue and Kings Plaza Store properties in the aggregate principal amount of approximately $5.9 million plus interest. During the first quarter of 1995, the Company entered into separate In Rem Installment Agreements with the City of New York on its Rego Park and Lexington Avenue properties which required the Company to make an initial installment payment of 15% of all delinquent taxes plus interest on each property calculated to the date of the respective installment agreements. Thereafter, the Company is required to make equal quarterly installment payments until all delinquent taxes and interest on each of these properties are paid in full. On March 15, 1995, the Company entered into a 60-day escrow agreement with a title company in the amount of approximately $7 million representing both principal and interest owed on the unpaid real estate taxes, including the amounts owing under the In Rem Installment Agreements. The escrow agreement established an interest-bearing cash collateral account and was funded from the proceeds of certain financings consummated in 1995.

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

               The results of a September 1993 Phase I environmental assessment (which generally involves site and records inspection without soil or groundwater sampling) at the Kings Plaza Shopping Center's ("Center") property show that certain adjacent properties owned by third parties have experienced petroleum hydrocarbon contamination. Based on this assessment and preliminary investigation of the Center's property and its history, there is potential for contamination on the property. The assessment also revealed an underground storage tank which failed an integrity test, although no contamination has been observed to date. The tank failure has been reported to the New York State Department of Environmental Conservation ("DEC"). Such tank was fixed in early 1994, and in October 1994, independent testing revealed that all of the Center's underground storage tanks (used for storing heating oil) and related distribution lines passed a tank and line leak status test. Such results were furnished to the DEC. If contamination is found on the property, the Center may be required to engage in remediation activities; management is unable to estimate the financial impact of potential contamination if any is discovered in the future. If further investigations reveal that there is contamination on its site, since the Center believes such contamination would have resulted from activities of third parties, the Center intends to pursue all available remedies against any of these third parties.

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

COMPETITION

               The Company conducts its real estate operations in the New York metropolitan area, a highly competitive market. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, income tax laws, governmental regulations and legislation, population trends, the market for real estate properties in the New York metropolitan area, zoning laws and the ability of the Company to lease, sublease or sell its properties at profitable levels. The Company competes with a large number of real estate property owners. In addition, although the Company believes that it will realize significant value from its properties over time, the Company anticipates that it may take a number of years before all of its properties generate cash flow at or near anticipated levels. Its success is also subject to its ability to finance its development and to refinance its debts as they come due.

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
 59th Street &                                   (1.9 acres)
 Lexington Avenue
 New York, New York

 Kings Plaza Shopping
 Center & Marina
 Flatbush Avenue
 Brooklyn, New York

      Store:             Owned(1)                 1,056,645             320,000/4                 1970
      Mall:              50% Owned(1)            (24.3 acres)           427,000/2                 1970


 63rd Road & Queens      Owned(1)                 496,016               359,000/3                 1959
 Blvd.                                           (11.4 acres)
 Rego Park, New York

 Routes 4 & 17           Owned(1)(2)              1,711,908             340,000/3                 1962
 Paramus, New Jersey                             (39.3 acres)

 Fordham Road &          Owned                    67,590                303,000/5                 1933
 Grand Concourse                                 (1.6 acres)
 Bronx, New York

 Third Ave. & 152nd      Owned                    60,451                173,000/4                 1928
 St.                                             (1.4 acres)
 Bronx, New York

 Roosevelt Ave. &        Leased                   44,975                177,000/4                 1975
 Main St.                                        (1.0 acres)
 Flushing, New York

-------------------
Footnotes:

(1) As of December 31, 1994, the properties located at the Kings Plaza Shopping Center, Paramus, Lexington Avenue and Rego Park were held subject to mortgages in the approximate outstanding amounts of $13.5 million ($8.3 million representing the mortgage on the Kings Plaza Store and $5.2 million representing the Company's share of the mortgage on the Kings Plaza Mall), $13.2 million, $3.7 million and $16.3 million, respectively. Since the Kings Plaza Mall is an unconsolidated joint venture, the mortgage on the Kings Plaza Mall is not reflected on the Company's books and records. All of the above mortgages, with the exception of the Paramus and Kings Plaza Mall mortgages, were repaid in the first quarter of 1995 - see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - 1995 Financings" for a discussion of the new financings in connection with these properties. See footnote (2) below for a description of the Paramus mortgage and note (3) of the Kings Plaza Shopping Center and Marina financial statements for a description of the Kings Plaza Mall mortgage.

(2) The Paramus property is secured by a $13,290,000 mortgage which matures on December 31, 1998. In accordance with the terms of the loan, interest through April 4, 1995 will be added to principal. The interest rate is to be a floating rate, fixed annually, equal to 2.5% above the one-year U.S. Treasury bill rate with a floor of 6.5%. The loan is prepayable at anytime.

Insurance

         The company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with policy specifications and insured limits customarily carried for similar properties. Management of the Company believes that the Company's insurance coverage conforms to industry norms.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

RESULTS OF OPERATIONS

              Continuing Operations - Years Ended December 31, 1994
                        and December 31, 1993 (unaudited)

                 The Company's total revenue was $11,572,000 in 1994, compared to $9,320,000 in 1993, an increase of $2,252,000, or 24.2%. The increase in total revenue this year as compared to last year was due primarily to the commencement of rents under new long-term leases during the second quarter of 1993.

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

                 Reorganization costs were $3,721,000 in 1994, compared to $4,400,000 in 1993, a decrease of $679,000. This decrease resulted primarily from (a) a reduction in legal fees of $1,994,000 due to the confirmation of a plan of reorganization in September 1993 and the settlement of allowed unsecured claims, offset by (b) an increase in professional fees in connection with the investigation of financing alternatives and the conversion of the Company to a REIT.

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

                 Interest and debt expense was $3,331,000 in 1994, compared to $855,000 in 1993, an increase of $2,476,000. Of this increase (i) approximately $637,000 was attributable to a short-term secured loan obtained by the Company in September, 1994, (ii) $376,000 resulted from the nonpayment of real estate taxes in 1994, and (iii) approximately $1,463,000 resulted from a substantial portion of interest and debt expense for 1993 being charged against the accrual for losses from discontinued operations during the first nine months of 1993.

                 Other income and interest income was $4,768,000 in 1994, compared to $1,270,000 in 1993, an increase of $3,498,000. This increase resulted from the net of (i) $4,550,000 from the Company's receipt of a promissory note for a zoning-related matter in 1994, (ii) the receipt in 1993 of approximately $421,000, representing the Company's pro rata receipt, net of expenses, from its unsecured allowed claim in an unrelated bankruptcy proceeding and (iii) a refund in 1993 of approximately $489,000 for real estate taxes previously paid.

                 As a result of the above, the Company had income from continuing operations of $4,033,000 in 1994 as compared to $9,644,000 in 1993.

              Continuing Operations - 53 Weeks Ended July 31, 1993
                        and 52 Weeks Ended July 25, 1992

                 Total revenue increased in fiscal 1993 by $3,373,000 over the prior fiscal year as a result of the commencement of rents under new long-term leases of $2,799,000 and an increase of $525,000 from the Company's share of the revenue derived from the operation of the Kings Plaza Mall and the Company's parking lots.

                 The Company recorded in the fiscal year ended July 31, 1993 a pretax gain of $28,779,000 from the sales of its real property leases at the Bruckner Boulevard, Bronx, New York, Valley Stream, Long Island, New York, Yonkers, New York and World Trade Center, Manhattan, New York properties and its interest in a real property lease located on Third Avenue in the Bronx, New York.

                 The Company responded to changes in the real estate market by changing its strategies with respect to its properties at Rego Park, Queens, New York, Paramus, New Jersey and Lexington Avenue, Manhattan, New York from development sites to current use sites. As a result, the Company wrote off $11,972,000 of prior predevelopment costs in fiscal 1992.

                 Reorganization costs were $5,030,000 in fiscal 1993 as compared to $4,318,000 in fiscal 1992, an increase of $712,000. This increase resulted from professional fees incurred in connection with investigating alternatives for the Company's real estate. The balance of the costs in both periods related to legal fees in connection with the bankruptcy and the winddown of retail operations.

                 Depreciation and amortization expense was $2,124,000 in fiscal 1993 as compared to $359,000 in fiscal 1992, an increase of $1,765,000. This increase resulted primarily from depreciation of buildings, leaseholds and leasehold improvements included in continuing operations in fiscal 1993 and in discontinued operations during the first three quarters of fiscal 1992.

                 Operating, general and administrative expenses were $842,000 in fiscal 1993, compared to $296,000 in fiscal 1992, an increase of $546,000. Such expenses primarily represented corporate office overhead which was charged to operations for a full year in fiscal 1993 and for the period from May 15, 1992 to July 25, 1992 in fiscal 1992. Operating, general and administrative expenses incurred prior to May 15, 1992 were included in the loss from discontinued operations.

                 Interest and debt expense for fiscal 1993 and for the period from May 15, 1992 through July 25, 1992 was charged to the accrual for losses from discontinued operations. Prior to May 15, 1992, interest and debt expense was included as part of the loss from discontinued operations in the consolidated statements of operations. Total interest paid in fiscal 1993 and 1992 was $2,222,000 and $2,231,000, respectively.

                 Other income and interest income increased as a result of (i) interest earned from the investment of proceeds received from the sale of leases during fiscal 1993 and (ii) the receipt of approximately $421,000, representing the company's pro-rata receipt, net of expenses from its unsecured allowed claims, in an unrelated bankruptcy proceeding.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company's cash position, including short-term investments, was $2,363,000 at December 31, 1994, as compared to $7,053,000 at December 31, 1993, a decrease of $4,690,000.

                 Cash provided by continuing operating activities for the year ended December 31, 1994, the five months ended December 31, 1993 and the fiscal year ended July 31, 1993 was $3,708,000, $5,113,000 and $2,215,000,
respectively, while cash used by continuing operations was $3,246,000 during the fiscal year ended July 25, 1992. Cash provided by operating activities was comprised primarily of income from continuing operations for the year ended December 31, 1994 compared with cash provided by operating activities for the five months ended December 31, 1993 which was primarily comprised of equity in real estate operations net of distributions. Cash used in discontinued operations was $5,539,000, $21,567,000 and $28,475,000 for the year ended
December 31, 1994, the five months ended December 31, 1993 and the fiscal year ended July 31, 1993, while cash provided by discontinued operations was $9,664,000 during the fiscal year ended July 25, 1992. Cash used in discontinued operations resulted primarily from the payment of (i) principal and interest to allowed general unsecured creditors in accordance with the terms of the Company's Plan of Reorganization, (ii) carrying costs of the Company's unleased properties, and (iii) the winddown of the Company's retail operations.

                 Cash used in investing activities was $10,195,000, $2,855,000 and $8,035,000 during the year ended December 31, 1994, the five months ended December 31, 1993 and the fiscal year ended July 25, 1992, respectively, while providing $34,959,000 during the fiscal year ended July 31, 1993. Proceeds from the sale of real estate and real estate leases were $200,000 and $33,701,000 for the year ended December 31, 1994 and the fiscal year ended July 31, 1993, respectively. Additions to real estate were $11,170,000, $2,549,000 and $5,056,000 during the year ended December 31, 1994, the five months ended December 31, 1993 and the fiscal year ended July 25, 1992, respectively.

                 Reductions of long-term debt were $775,000, $2,314,000, $144,000, and $2,388,000 for the year ended December 31, 1994, the five months ended December 31, 1993, the fiscal year ended July 31, 1993 and the fiscal year ended July 25, 1992, respectively. $10,000,000 was provided by the issuance of long-term debt in both the year ended December 31, 1994 and the fiscal year ended July 25, 1992. For the fiscal year ended July 31, 1993, $625,000 was provided from financing activities by the exercise of a stock option by a former officer of the Company.

                 The Company estimates that its capital expenditure requirements for 1995 will include: (1) the building of a parking structure and certain additional improvements at the Rego Park property which are expected to be approximately $33,000,000 to $35,000,000, (2) the asbestos removal, building demolition and other improvements at the Paramus property which are expected to cost between $15,000,000 and $17,000,000, and (3) the subdivision of the existing space and other improvements at the Kings Plaza Store property estimated to cost $10,000,000. The financing of the Rego Park capital expenditure requirements is in place through a construction loan which went into effect in the first quarter of 1995. The financing of the Paramus and Kings Plaza Store capital expenditure requirements has not yet been sought. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained. Other than the Rego Park project, there is no assurance that the other projects will commence in 1995.

                 The Company's properties do not generate sufficient cash flow to pay all of its expenses. However, the Company estimates that the net proceeds from certain financings consummated during the first quarter of 1995 are adequate to fund business operations and debt service obligations through the first quarter of 1996.

                 The Company estimates that the fair market values of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity, permitting the Company to raise capital through
(a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. In addition, the Company may receive the proceeds from certain tax certiorari or condemnation proceedings. See Note 13 "Paramus Property" and "Tax Certiorari Proceedings".

1995 Financings

                 At December 31, 1994, the Company had outstanding funded debt of $53,600,000. Of this amount $39,500,000 was repaid with the proceeds of the financings described below (the "1995 Financings"). As of March 30, 1995, the Company borrowed approximately $121,000,000. After giving effect to these transactions and the repayment of other obligations of the Company existing at the end of 1994 (such as general unsecured creditors' claims, the funding of an escrow account for unpaid real estate taxes, and the funding of cash collateral accounts for the purposes of funding the remaining disputed claims in the Bankruptcy Court cases as they become allowed), the Company's cash position was approximately $30,000,000. Substantially all of the assets of the Company and its subsidiaries have been pledged and/or mortgaged to secure the indebtedness incurred in connection with the 1995 Financings. The 1995 Financings consist of:

                 (1) A $25 million loan secured by, among other things, a mortgage on the Fordham Road property. The loan matures on February 24, 2000, bears interest at a rate per annum equal to the 30-Day LIBOR Rate plus 4.25% and requires amortization based on a 20 year term with an assumed interest rate of 9 1/2%. Beginning in year four, all cash flow of the property, after debt service, will further amortize the loan. The loan is not prepayable for the first six months of its term and is only prepayable with yield maintenance during the next twelve months in the event of certain types of refinancings. For the remainder of the term, it is prepayable without penalty.

                 2) A term loan from Vornado and a bank aggregating approximately $75,000,000 secured by, among other things, (i) mortgages on the Lexington Avenue, Rego Park, Fordham Road, Kings Plaza Store, Third Avenue and Paramus properties, (ii) a pledge of the stock of the Company and its wholly owned subsidiaries and (iii) a pledge by the Company and one of its wholly owned subsidiaries of their respective partnership interests in the 731 Partnership. The loan with Vornado in the principal amount of $45,000,000 is subordinated to that of the bank. The loans mature on March 15, 1998 and bear interest at a blended rate per annum of 13.8%. As a result of the subordination, the Vornado loan bears interest at a rate per annum equal to 16.43% (effective rate 17.54%) during the first two years, and 9.92% plus the One-Year Treasury Rate during the third year and the bank loan bears interest at a rate per annum equal to 9.86% during the first two years, and 3.25% plus the One-Year Treasury Rate during the third year. The Company paid a fee to the bank and to Vornado of $375,000 and $1,500,000, respectively. The loans are prepayable at the end of the second year of their term without penalty. In addition, the loans, among other things, require the Company to grant to Vornado and the bank mortgage liens on all after-acquired properties and prohibit the Company from developing undeveloped property without approved leases for more than 50% of such property's projected leasable space.

                 (3)     A $60,000,000 construction loan and a $25,000,000
bridge loan from a bank, each secured by, among other things, a mortgage on the Rego Park property. As of March 30, 1995, approximately $21,000,000 in the aggregate was funded under such loans. The loans mature on April 1, 1997 (but may be extended under certain circumstances for one year) and bear interest at a variable rate per annum equal to, at the option of the Company, (i) LIBOR rate plus 1.625% or (ii) the greater of (a) the Federal Funds Rate plus 1.125% or (b) the prime commercial lending rate plus 0.625% and are prepayable at anytime without penalty. The ability of the Company to borrow the $25,000,000 under the bridge loan is based on conditions that cannot be met today and may not be met during the term of this loan. The Company has not relied on this amount in its determination of its ability to fund its cash needs.

731 Limited Partnership

                 The Partnership Agreement, as amended and restated in August 1987, gave the outside 731 Limited Partners the right to require the Partnership to redeem their partnership interest for $35,000,000. Pursuant to the Bankruptcy Plan, the redemption option was restructured to require the Partnership, under certain conditions, to redeem the outside 731 Limited Partners' interest in two separate stages for an aggregate amount of $35,000,000 plus capitalized interest from the effective date of the Bankruptcy Plan to the date of the first redemption of approximately $1,800,000. In January 1995, the Partnership redeemed the first portion of the outside 731 Limited Partners' interest by giving such limited partner a promissory note due in August 1998 in the amount of $21,800,000 (the "Note"). The Note bears interest at the rate equal to the Prime Rate plus 1%, and is secured by a second mortgage on the Lexington Avenue property. The outside 731 Limited Partners have the right to put their remaining 7.64% interest to the Partnership for a five-year period in exchange for a five-year secured note in the principal amount of $15,000,000, bearing interest at a rate equal to the Prime Rate plus 1%.

                 After giving effect to additional borrowings and debt repayments noted above, a summary of maturities of long-term debt is as follows (amounts in thousands):

                    Year ending December 31,
                            1995                    $         300
                            1996                              500
                            1997                              500
                            1998                          131,700
                            1999                              600
                            Thereafter                     22,400
                                                    -------------
                                                    $     156,000
                                                    =============


The Company believes that its sources of cash as described above are adequate to service its debt.

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

Notes to Consolidated Financial Statements                                      F-6 - F-22


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               Not applicable.

                                     PART IV

Item 14.         Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K

         (a)     Documents filed as part of this Report

                 (1)      Financial Statements

                 The Consolidated Financial Statements of Alexander's, Inc. and its subsidiaries, which appear on pages F-1 through F-22, are incorporated herein by reference.

                                                                                  Page
                                                                                Reference
                                                                                ---------

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

Notes to Consolidated Financial Statements                                       F-6 - F-22

                 (2)      Financial Statement Schedules

                                                                                Page
                                                                              Reference
                                                                              ---------
Schedule III -  Real Estate and Accumulated                                    29-30
                         Depreciation

Kings Plaza Shopping Center and Marina
               (a Joint Venture)

Independent Auditors' Report                                                     31

Balance Sheets at June 30, 1995 and June 30, 1994                                32

Statements of Earnings for the Years Ended                                       33
       June 30, 1995, 1994 and 1993

Statements of Equity of the Co-Venturers for the                                 34
       Years Ended June 30, 1995, 1994 and 1993

Statements of Cash Flows for the Years Ended                                     35
       June 30, 1995, 1994 and 1993

Notes to Financial Statements                                                  36-40


               All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

                 (3)      Exhibits

                 See Exhibit Index on page 42.

         (b)     Reports on Form 8-K

                 The Company has filed Current Reports on Form 8-K, dated January 4, 1995 and February 6, 1995. In the fourth quarter of fiscal 1994, the Company did not file a current report on Form 8-K.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1994

(Amounts in thousands)


Column A                 Column B              Column C              Column D              Column E

                                                                                             Gross Amount
                                                    Initial                                  at Which
                                                    Cost to                                  Carried at
                                                    Company (2)                              Close of Period-
                                                    Building,          Cost                  Buildings,
                                                    Leaseholds      Capitalized              Leasehold
                                                    and Leasehold   Subsequent to            and Leasehold
Description              Encumbrances(1)   Land     Improvements    Acquisition(3)  Land    Improvements      Total(4)
Commercial Property:
  New York State:
    New York City:
     Fordham Rd.           $ 10,000        $ 2,301     $ 9,258       $    -         $ 2,301      $ 9,258       $11,559
     Third Avenue                 -          1,201       4,437            -           1,201        4,437         5,638
     Rego Park               16,325          5,553      10,420           48           5,553       10,468        16,021
     Flushing                     -              -       1,660            -               -        1,660         1,660
     Lexington Ave.           3,721         14,432      12,355            -          14,432       12,355        26,787
     Flatbush Ave.
      and Avenue U            8,318            497       9,542        3,036             497       12,578        13,075
                           --------        -------     -------       ------         --------     -------       -------

  Total NY City              38,364         23,984      47,672        3,084          23,984       50,756        74,740
                           --------        -------     -------       ------         --------     -------       -------

  Total NY State             38,364         23,984      47,672        3,084          23,984       50,756        74,740
                           --------        -------     -------       ------         --------     -------       -------

  New Jersey:
    Paramus                  13,290          1,742       7,185           13           1,742        7,198         8,940
                           --------        -------     -------       ------         --------     -------       -------

     Total NJ                13,290          1,742       7,185           13           1,742        7,198         8,940
                           --------        -------     -------       ------         --------     -------       -------

     Total
     Commercial
     Property                51,654         25,726      54,857        3,097          25,726       57,954        83,680


Miscellaneous
  Properties                     --            734       1,897           --             734        1,897         2,631
                           --------        -------     -------       ------         --------     -------       -------

TOTAL                      $ 51,654        $26,460     $56,754       $3,097         $ 26,460     $59,851       $86,311
                           ========        =======     =======       ======         ========     =======       =======


(Amounts in thousands)


Column A                  Column F           Column G        Column H       Column I




                                                                          Life on Which
                          Accumulated                                     Depreciation in
                          Depreciation                                    Latest Income
                             and              Date of         Date        Statement is
Description              Amortization      Construction    Acquired (6)     Computed
Commercial Property:
  New York State:
    New York City:
     Fordham Rd.            $ 6,299             1933           1992           4-40 years
     Third Avenue             2,933             1928           1992           13 years
     Rego Park                8,834             1959           1992           6-40 years
     Flushing                 1,203             1975(5)        1992           10-22 years
     Lexington Ave.           3,360             1965           1992           29 years
     Flatbush Ave.
      and Avenue U            5,808             1970           1992           20-40 years
                            -------

  Total NY City              28,437
                            -------

  Total NY State             28,437
                            -------

  New Jersey:
    Paramus                   6,101             1962           1992           5-40 years
                            -------

     Total NJ                 6,101
                            -------

     Total
     Commercial
     Property                34,538



Miscellaneous
  Properties                  1,827             Various        1992           7-25 years
                            -------

TOTAL                       $36,365
                            =======


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
                                             =======       =======

                       [DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Co-Venturers
Kings Plaza Shopping Center and Marina
Brooklyn, New York

We have audited the accompanying balance sheets of Kings Plaza Shopping Center and Marina (a joint venture) as of June 30, 1995 and 1994, and the related statements of earnings, equity of the co-venturers and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kings Plaza Shopping Center and Marina at June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

September 15, 1995

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

BALANCE SHEETS
-------------------------------------------------------------------------------
                                                             JUNE 30,
                                                  -----------------------------
ASSETS                                               1995              1994
                                                     ----              ----
Cash                                              $ 2,763,955       $ 8,404,001

Amounts due from tenants, less
  allowance for doubtful accounts of
  $201,000 and $240,000                               842,926           840,700

Notes receivable                                       10,987            23,132

Prepaid expenses and other assets                   1,000,208         1,290,758

Property and equipment, at cost:
  Land                                              4,219,795         4,219,795
  Land improvements                                 1,503,417         1,503,417
  Buildings and building equipment                 42,970,921        41,892,258
  Fixtures and equipment                              140,407           140,407
  Parking lot toll equipment                        2,555,957         2,555,957
                                                  -----------       -----------

                                                   51,390,497        50,311,834

  Less accumulated depreciation                    29,984,074        28,928,037
                                                  -----------       -----------
                                                   21,406,423        21,383,797

Deferred charges, less accumulated
  amortization of $3,216,128 and $2,984,357         2,093,200         1,821,959
                                                  -----------       -----------

TOTAL ASSETS                                      $28,117,699       $33,764,347
                                                  ===========       ===========

LIABILITIES AND EQUITY

LIABILITIES:
  Accounts payable                                $   970,343       $   970,343
  Accrued expenses                                    775,502           478,589
  Mortgage notes payable                            9,771,524         6,142,418
  Accrued interest payable                             79,475           315,464
  Accrued real estate taxes                         1,242,500              --
  Liabilities subject to settlement under
    reorganization proceedings:
      Accounts payable and accrued expenses           346,669           371,134
      Amounts due tenants                             128,066           128,066
      Accrued interest payable                           --           2,708,738
      Mortgage note payable                              --           6,734,137
      Real estate taxes                             1,618,354         1,618,354
                                                  -----------       -----------
           Total liabilities                       14,932,433        19,467,243

Equity of the co-venturers                         13,185,266        14,297,104
                                                  -----------       -----------
TOTAL LIABILITIES AND EQUITY                      $28,117,699       $33,764,347
                                                  ===========       ===========


See notes to financial statements.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

STATEMENTS OF EARNINGS
----------------------------------------------------------------------------------------------

                                                         YEARS ENDING JUNE 30,
                                          ----------------------------------------------------
                                               1995                1994                1993
                                               ----                ----                ----
Revenues:
  Rent                                    $ 11,995,203        $ 12,199,017        $ 11,722,854
  Expense reimbursements:
    Tax rent                                 2,968,046           2,934,114           3,208,301
    Central heating, cooling, air
      handling and electricity               2,435,660           2,502,758           2,419,944
    Common area                              3,841,110           3,514,019           3,350,406
  Parking lot                                2,094,210           2,012,380           2,080,971
  Miscellaneous income                       1,493,760           1,472,680           1,108,131
                                          ------------        ------------        ------------
                                            24,827,989          24,634,968          23,890,607
                                          ------------        ------------        ------------
Expenses:
  Management, leasing and publicity          1,810,709           1,970,892           1,748,590
  Central heating, cooling, air
   handling and electricity                  4,861,874           4,623,103           4,275,087
  Real estate taxes                          3,152,716           3,074,014           3,236,708
  Common area                                4,556,045           4,548,971           4,820,956
  Parking lot                                3,453,870           3,257,056           3,042,581
  Insurance and other expenses                 269,272             198,243             281,765
  Rent                                          71,156              71,156              71,156
  Depreciation                               1,056,038           1,099,273           1,186,917
  Amortization                                  44,727              47,310              44,642
                                          ------------        ------------        ------------
                                            19,276,407          18,890,018          18,708,402
                                          ------------        ------------        ------------
Operating income                             5,551,582           5,744,950           5,182,205


Interest expense                            (1,204,658)         (1,944,657)         (2,270,332)


Gain on settlement of pre-petition
 liabilities                                      --                80,918                --
                                          ------------        ------------        ------------
NET EARNINGS                              $  4,346,924        $  3,881,211        $  2,911,873
                                          ============        ============        ============


See notes to financial statements.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

STATEMENTS OF EQUITY OF THE CO-VENTURERS
-----------------------------------------------------------------------------------------


                                                     Years Ended June 30,
                                     ----------------------------------------------------
                                         1995                1994                1993
                                         ----                ----                ----
Balance, beginning of period         $ 14,297,104        $ 17,831,957        $ 14,920,084

Payments to the co-venturers           (6,743,226)         (9,516,064)               --

Advances from the co-venturers          1,284,464           2,100,000                --

Net earnings                            4,346,924           3,881,211           2,911,873
                                     ------------        ------------        ------------
Balance, end of period               $ 13,185,266        $ 14,297,104        $ 17,831,957
                                     ============        ============        ============


See notes to financial statements.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------

                                                                              Years Ended June 30,
                                                             -----------------------------------------------------
                                                                  1995                1994                1992
                                                                  ----                ----                ----
Cash flows from operating activities:
  Net earnings                                               $  4,346,924        $  3,881,211        $  2,911,873
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                              1,056,038           1,099,273           1,186,917
      Gain on settlement of pre-petition liabilities                 --               (80,918)               --
      Amortization (including deferred charges)                   287,752             278,300             271,387
      (Increase) decrease in amounts due from tenants              (2,226)            (58,324)            497,009
      Increase in deferred charges                               (558,993)             (2,885)           (283,801)
      Increase (decrease) in accounts payable
        and accrued expenses                                      272,448            (394,498)           (114,140)
      (Decrease) increase in accrued interest payable          (2,944,727)            124,996           2,270,332
      Decrease in prepaid expenses and other assets               290,550             238,126             778,565
      Increase (decrease) in accrued real estate taxes          1,242,500          (1,537,435)          3,236,707
                                                             ------------        ------------        ------------
           Net cash provided by operating activities            3,990,266           3,547,846          10,754,849
                                                             ------------        ------------        ------------

Cash flows from investing activities:
  Additions to buildings and building equipment                (1,078,664)           (196,561)         (1,057,335)
  Decrease in note receivable                                      12,145              11,985              53,633
                                                             ------------        ------------        ------------
           Net cash used in investing activities               (1,066,519)           (184,576)         (1,003,702)
                                                             ------------        ------------        ------------
Cash flows from financing activities:
  Payments to co-venturers                                     (6,743,226)         (9,516,064)               --
  Advances from co-venturers                                    1,284,464           2,100,000                --
  Repayments of mortgage note                                  (3,105,031)         (1,273,711)               --
                                                             ------------        ------------        ------------
           Net cash used in financing activities               (8,563,793)         (8,689,775)               --
                                                             ------------        ------------        ------------
Net (decrease) increase cash                                   (5,640,046)         (5,326,505)          9,751,147

Cash, beginning of period                                       8,404,001          13,730,506           3,979,359
                                                             ------------        ------------        ------------
Cash, end of period                                          $  2,763,955        $  8,404,001        $ 13,730,506
                                                             ============        ============        ============
Supplemental disclosure of cash flow information:
  Interest paid                                              $  4,111,697        $  1,819,695        $       --
                                                             ============        ============        ============

Supplemental disclosure of non-cash financing activities:

On October 1, 1993, accrued interest of $681,992 due on the Alexander's 50% portion of the mortgage note was capitalized as a term note payable. (See Note
3).

See notes to financial statements.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
--------------------------------------------------------------------------------
1.   ORGANIZATION, CHAPTER 11 PROCEEDINGS AND EMERGENCE FROM CHAPTER 11

     Kings Plaza Shopping Center of Avenue U, Inc. (a wholly-owned subsidiary of Federated Department Stores, (formerly R.H. Macy & Co. Inc. ("Macy's")) and Alexander's Department Stores of Brooklyn, Inc., (wholly-owned by Alexander's, Inc. ("Alexander's")), formed a joint venture for the purpose of owning and operating Kings Plaza Shopping Center and Marina ("Center"), including the energy plant servicing the entire shopping center, but exclusive of the Macy's and Alexander's stores and land thereunder located in the Center. The co-venturers each have an undivided 50% interest as tenants in common in the property and equipment. Common area and energy plant costs are charged to tenants of the Center, other than to the above named stores.

     On January 27, 1992, R.H. Macy & Co., Inc. and subsidiaries and on May 15, 1992, Alexander's, Inc. and subsidiaries separately filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court. From January 27, 1992 to December 19, 1994 (the date on which the Macy's Plan as defined below, became effective), Macy's and its subsidiaries operated their respective business as debtors-in-possession. From May 15, 1992 through October 4, 1993 (the date on which the Alexander's Plan, as defined below, became effective) Alexander's, Inc. and its subsidiaries operated their respective business as debtors-in-possession. As a result of such bankruptcy filings, the Center and the co-venturers were prohibited from paying pre-petition liabilities, except as approved by the Bankruptcy Court.

     On May 14, 1993, Alexander's filed a Joint Plan of Reorganization (as amended and restated on July 21, 1993, and modified thereafter, ("Alexander's Plan")). The Plan allowed for Alexander's to emerge from bankruptcy proceedings and continue operating as a real estate company. On September 21, 1993 (the "Confirmation Date"), the Bankruptcy Court confirmed Alexander's Plan, which provides for general unsecured creditors of Alexander's (and 50% of the liabilities of the general unsecured creditors of the Center) to receive cash in full for their allowed claims, together with interest on such claims, upon the successful effectuation of Alexander's Plan. Alexander's did not make the final payment of approximately $28,000,000 due to its general unsecured creditors on December 30, 1993 under the Plan. Alexander's and the Official Committee of Unsecured Creditors (the "Creditors' Committee") had entered into several Stipulations approved by the Bankruptcy Court pursuant to which the final payment date has been extended. In March 1995, Alexander's made the final payment due to holders of allowed general unsecured claims under the Plan.

     Certain payments have been made by the Center for Alexander's share of their liabilities, including the mortgage and related interest which was accrued at its contractual rate for all periods (see below). On October 6, 1993, the Center paid $1,859,797 (or 95% of the total claim) in settlement of Alexander's 50% share of real estate taxes and related interest for the period through June 30, 1993. This resulted in a $80,918 gain on the settlement of real estate taxes.

     On July 14, 1994, the respective Board of Directors of Macy's and Federated Department Stores Inc. ("Federated") announced that they have reached an agreement in principle on a merger which would be effected as part of a joint plan of reorganization of the Macy's debtors. On July 29, 1994 and as subsequently amended on August 31, 1994, the Macy's Debtors and Federated filed a Joint Plan of Reorganization of Macy's and its subsidiaries (which includes the Center) ("Macy Bankruptcy Plan"). In addition, Macy's and Federated executed and delivered an Agreement and Plan of Merger, dated as of August 16, 1994 providing for the merger of Federated with and into Macy's with Macy's being the surviving corporation and being renamed Federated Department Stores upon the consummation of the Merger. The execution and delivery of the Merger Agreement and certain provisions thereof were approved by the Bankruptcy Court on September 8, 1994. The merger was effective on the approval of the Bankruptcy Plan on December 19, 1994.

     The Macy Bankruptcy Plan provided for general unsecured creditors of Macy's (and 50% of the liabilities of the general unsecured creditors of the Center) to be paid in cash 37.5% of their claims and for tax claims, including real estate taxes, to be paid at 100%. Macy's share of the Center's secured mortgage note and past due interest was paid at 100%. As of June 30, 1995, real estate taxes, classified as "liabilities subject to settlement under reorganization proceeding" are in dispute and have not been paid.

     The Center's principal liability is a secured note collateralized by a mortgage on land and improvements and assignment of leases. This secured note was in default under the terms of the applicable loan agreement and was deemed to be a pre-petition liability under the Bankruptcy Code.

     As a result of each of the co-venturers emergence from Chapter 11, (as discussed above), the following table summarizes the joint ventures payments of pre-petition liabilities:

                                                                                                  1995             1994
       Alexander's settlement of 50% of the Center's pre-petition liabilities:
         Allowed general unsecured creditors claims                                           $   24,465       $   97,356
         Real estate taxes (at 95% of Alexander's 50% share of the
           pre-petition liability)                                                                  -           1,537,435
         Interest on the above past due real estate taxes                                           -             322,362
         Mortgage principal                                                                         -             868,140
         Accrued interest on mortgage                                                               -           1,131,860

       Macy's settlement of 50% of the Center's pre-petition liabilities:
         Mortgage principal                                                                    3,181,587             -
         Accrued interest on mortgage                                                          1,556,059             -
                                                                                              ----------       ----------

                                                                                              $4,762,111       $3,957,153
                                                                                              ==========       ==========


     The profit or loss of the Center was allocated on a 50/50 basis to each of the co-venturers. As a result of the settlement of certain pre-petition liabilities, the co-venturers are allocating the gain or loss on the settlements of certain liabilities on a basis which is different than the current 50/50 basis provided for in the Joint Venture Agreement.

     For financial reporting purposes, liabilities which remain to be settled under the Chapter 11 process, have remained classified as "Liabilities Subject to Settlement Under Reorganization Proceedings."

2.   SIGNIFICANT ACCOUNTING POLICIES

     a. PROPERTY AND EQUIPMENT - Property is stated at the lower of cost or net realizable value. Equipment is stated at cost. Depreciation of property and equipment is provided on a straight-line basis over the following periods:

              Land improvements                               10-50 years
              Buildings and building equipment                20-50 years
              Fixtures and equipment                             10 years
              Parking lot toll equipment                         10 years

           Additions and improvements to property and equipment are capitalized and depreciated over their estimated remaining lives. Maintenance and repairs are charged to operations as incurred.

     b. DEFERRED CHARGES - Deferred charges represent costs incurred to acquire new tenant leases and include lease commissions, legal fees and other payments to tenants to acquire the rights to their leased space. Deferred charges are amortized on a straight-line method over the life of the applicable leases.

     c. PERCENTAGE RENTALS - Estimated percentage rent income is accrued through the balance sheet dates.

     d. LEASES - Rental agreements with mall tenants are accounted for as operating leases.

3.   MORTGAGE NOTES PAYABLE

     The mortgage notes were issued by each of the co-venturers (See Note 1). The notes are collateralized by a mortgage on all property and equipment, and by assignment of leases and charges due thereunder. Mortgage notes payable consists of the following:

                                                                                                  1995           1994
        Alexander's note payable on April 1, 1995 plus interest at 8.5%
          (representing past due interest)                                                    $    -         $  681,992

        Alexander's note payable in quarterly installments of $235,507
          (including interest at 7%) plus interest at 1.5% on the
          outstanding balance, due through December 2001                                       4,885,762      5,460,426

        Macy's note payable in quarterly installments of $235,507
          (including interest at 7%) plus interest at 4.02% on the
          outstanding balance, due through December 2001                                       4,885,762           -
                                                                                              ----------     ----------

                                                                                              $9,771,524     $6,142,418
                                                                                              ==========     ==========

     The Center continued to record interest expense through December 19, 1994 on the Macy's 50% of the note at 7% and contingent interest at 15% of all aggregate rental overages in accordance with the original terms of the note. Contingent interest amounted to $359,803 in 1995, $547,603 in 1994 and $1,125,843 in 1993. Accrued interest at June 30, 1994 represents amounts unpaid as a result of the bankruptcy filings.

4.   COMMITMENTS

     a. JOINT VENTURE AS LESSOR - The joint venture leases space to tenants in its shopping center for which the Center charges fixed minimum rents. The terms of the leases are generally ten years and provide for fixed minimum rents as follows:

                  FISCAL                                          FIXED
                 YEAR END                                        MINIMUM
                 JUNE 30,                                         RENTS
                  1996                                         $10,804,547
                  1997                                           9,791,813
                  1998                                           9,649,755
                  1999                                           9,544,407
                  2000                                           8,758,228
                  Subsequent to 2000                            17,490,657
                                                               -----------

                                                               $66,039,407
                                                               ===========

           In addition to minimum rents, most of the leases provide for percentage rents when the tenants' sales volumes exceed stated amounts per lease agreements and other rents which reimburse the Center for certain of its operating expenses. Percentage rents totaled $1,198,291, $1,638,999 and $1,646,173 for the years ended
           June 30, 1995, 1994 and 1993, respectively.

     b. JOINT VENTURE AS LESSEE - On January 27, 1970, U & F Realty Corporation, an affiliate, assigned to the joint venture a lease with the City of New York for certain real property. The lease, which was amended on May 25, 1976 for additional real property, extends for a period of fifty years from the original lease date at annual rentals (payable quarterly in advance) in future periods as follows:

                  FISCAL
                 YEAR END                                        RENTAL
                 JUNE 30,                                      COMMITMENT
                  1996                                         $    71,156
                  1997                                              71,156
                  1998                                              71,156
                  1999                                              85,387
                  2000                                              85,387
                  Subsequent to 2000                             1,707,736
                                                               -----------

                                                               $ 2,091,978
                                                               ===========

     The lessee may extend the lease for a total of another forty-nine years, with individual renewal options and annual rentals of $122,957, $147,548, $177,058, $212,470 and $254,964, for each succeeding ten-year period and the final nine-year period.

5.   FEDERAL INCOME TAX

     Under the provisions of Section 701 of the Internal Revenue Code, the Center is not subject to federal income tax. The income or loss of the joint venture is reportable by the co-venturers in proportion to their respective investment in the joint venture. Similar circumstances apply to state and city income taxes. Further, any investment credit realized by the joint venture is passed on to the co-venturers. Accordingly, no provision or liabilities for federal, state or city income taxes are required to be reflected on the books of the Center.

6.   RELATED PARTY TRANSACTIONS

     Interstate Properties owns 27.1% of the outstanding common stock of Alexander's, Inc. During fiscal 1995, 1994 and 1993 Interstate Properties was paid $2,345,000, $445,000 and $906,000, respectively, by the Center for performing leasing services for space located in the Center.

7.   ENVIRONMENTAL INVESTIGATION

     In September 1993, the Center had Phase I environmental assessments performed on its property (which generally involves site and records inspection without soil or groundwater sampling). The results of the assessment show that certain adjacent properties owned by third parties have experienced petroleum hydrocarbon contamination. Based on this assessment and preliminary investigation of the Center's property and its history, there is potential for contamination on the property. The assessment also revealed an underground storage tank which failed an integrity test, although no contamination has been observed to date. The tank failure has been reported to the New York State Department of Environmental Conservation ("DEC"). Such tank was fixed in early 1994, and in October 1994, independent testing revealed that all of the Center's underground storage tanks (used for storing heating oil) and related distribution lines passed a tank and line leak status test. Such results were furnished to the DEC. If contamination is found on the property, the Center may be required to engage in remediation activities. Management is unable to estimate the financial impact of potential contamination if any is discovered in the future. If further investigations reveal that there is contamination on its site, since the Center believes such contamination would have resulted from activities of third parties, the Center intends to pursue all available remedies against any of these third parties. No provision has been made in the financial statements for costs, if any, associated with any additional investigations and/or clean-up if required because currently such costs are neither probable nor reasonably estimable.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALEXANDER'S, INC.

                                             By:  /s/ Joseph Macnow
                                                  ------------------------------
                                                  Joseph Macnow, Vice President
                                                  Chief Financial Officer


Date:  December 20, 1995

                                Index to Exhibits
                                -----------------
      The following is a list of all exhibits filed as part of this Report:

Exhibit No.                                    Document
-----------                                    --------
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

10(i)(A)(3)               Third Amendment to Amended and Restated Agreement of
                          Limited Partnership dated December 30, 1994, among the
                          Partners. Previously filed.

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
                          Registrant's Form 10-K for the Transition Period
                          August 1, 1993 to December 31, 1993.

Exhibit No.                                    Document
-----------                                    --------

10(i)(C)                  Credit Agreement, dated March 15, 1995, among the
                          Company and Vornado Lending Corp. Previously filed.

10(i)(D)                  Credit Agreement, dated March 15, 1995, among the
                          Company and First Fidelity Bank, National Association.
                          Previously filed.

10(i)(E) Building Loan Agreement, dated as of March 29, 1995, among the Company, Union Bank of Switzerland ("UBS")
                          (New York Branch), as Lender, and UBS (New York
                          Branch), as Agent. Previously filed.

10(i)(F) Project Loan Agreement, dated as of March 29,1995, among the Company, UBS (New York Branch), as Lender, and UBS (New York Branch), as Agent. Previously filed.

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

10(i)(G)(2)               Extension Agreement to the Real Estate Retention
                          Agreement, dated as of February 6, 1995, between the
                          Company and Vornado Realty Trust. Previously filed.

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

Exhibit No.                                    Document
-----------                                    --------

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

Exhibit No.                                    Document
-----------                                    --------

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

10(ii)(A)(7)(b)           First Amendment to the Lease for Fordham Road, Bronx,
                          New York, dated as of February 22, 1995, between the
                          Company, as landlord, and Caldor, as tenant.
                          Previously filed.

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

10(ii)(A)(8)(b)           First Amendment to Sublease for Roosevelt Avenue,
                          Flushing, New York, dated as of February 22, 1995
                          between the Company, as sublandlord, and Caldor, as
                          tenant. Previously filed.

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

Exhibit No.                                    Document
-----------                                    --------

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

10(ii)(A)(12)(a)*         Agreement of Lease, between the Company and Marshalls
                          of Richfield, MN., Inc., dated as of March 1, 1995.
                          Previously filed.

10(ii)(A)(12)(b)          Guaranty, dated March 1, 1995, of the Lease described
                          in Exhibit 10(ii)(A)(12)(a) above by the Company.
                          Previously filed.

10(iii)(A)                Employment Agreement, dated March 29, 1995, between
                          Brian M. Kurtz and the Company. Previously filed.

10(iii)(B)                Employment Agreement, dated February 9, 1995, between
                          the Company and Stephen Mann. Previously filed.

21                        Subsidiaries of Registrant. Previously filed.

27                        Financial Data Schedule. Previously filed.

--------------
* The basic operating agreements have been filed herewith or incorporated by reference. Certain amendments, supplements and other related agreements which are not material to current operations have not been filed but will be made available upon request.

INDEPENDENT AUDITORS' REPORT

 Board of Directors and Stockholders
  of Alexander's, Inc.
 New York, New York

 We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 1994 and 1993 and the related statements of operations, deficiency in net assets and cash flows for the year ended December 31, 1994, for the five months ended December 31, 1993 and each of the two years in the period ended July 31, 1993. Our audits also included the financial statement schedules listed in the index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

 As emphasized in Note 1 to the financial statements, the Company will require borrowings in addition to its operating cash flow in order to pay its expenses.

/s/ DELOITTE & TOUCHE LLP

 New York, New York
 March 29, 1995

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                   (amounts in thousands except share amounts)
--------------------------------------------------------------------------------

                                                                      December 31,     December 31,
                                                                          1994             1993
                                                                      ------------     ------------
ASSETS:
Real estate, net                                                       $  84,658        $  70,882
Cash and cash equivalents                                                  2,363            7,053
Restricted cash                                                               --              775
Note receivable                                                            4,550               --
Deferred lease expense                                                    11,561            8,608
Deferred finance and debt expense                                          2,642            1,184
Other assets                                                               3,645            4,415
                                                                       ---------        ---------
TOTAL ASSETS                                                           $ 109,419        $  92,917
                                                                       =========        =========
LIABILITIES AND DEFICIENCY IN NET ASSETS:
CONTINUING OPERATIONS:
Secured debt                                                           $  51,654        $  41,566
Taxes payable and accrued liabilities                                     21,409           13,204
Liability for postretirement healthcare benefits                          15,882               --
Debt                                                                       1,188            1,188
Minority interest                                                          1,574            1,574
                                                                       ---------        ---------
Total continuing operations                                               91,707           57,532
                                                                       ---------        ---------
DISCONTINUED RETAIL OPERATIONS:
Liability subject to settlement under reorganization proceedings          36,672           42,205
Taxes payable and accrued liabilities                                      2,613            2,353
Liabilities for discontinued postretirement healthcare benefits               --           16,433
                                                                       ---------        ---------
Total discontinued retail operations                                      39,285           60,991
                                                                       ---------        ---------
           Total liabilities                                             130,992          118,523

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN NET ASSETS                                                 (21,573)         (25,606)
                                                                       ---------        ---------

TOTAL LIABILITIES AND DEFICIENCY IN NET ASSETS                         $ 109,419        $  92,917
                                                                       =========        =========


                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                   (amounts in thousands except share amounts)
--------------------------------------------------------------------------------

                                                      Year            Five Months        Fifty-Three        Fifty-Two
                                                     Ended               Ended           Weeks Ended       Weeks Ended
                                                --------------       -------------      -------------     -------------
                                                 Dec. 31, 1994       Dec. 31, 1993      July 31, 1993     July 25, 1992
                                                --------------       -------------      -------------     -------------
Continuing Operations:
    Real estate operating revenue               $        9,751       $      4,039       $     3,925       $     1,260
      Equity in income of unconsolidated
        joint venture                                    1,821              1,094             1,655               947
    Total revenue                                       11,572              5,133             5,580             2,207
    Gains on sales of real estate and
        real estate leases                                 161                 --            28,779                --
    Write-off of pre-development costs                      --                 --                --           (11,972)
    Reorganization costs                                (3,721)            (1,808)           (5,030)           (4,318)
    Depreciation and amortization                       (1,821)              (833)           (2,124)             (359)
    Operating, general and administrative
        expenses                                        (3,595)            (1,391)             (842)             (296)
    Interest and debt expense                           (3,331)              (855)               --                --
    Other income and interest income                     4,768                700               788               108
                                                --------------       ------------       -----------       -----------
Income/(loss) from continuing operations                 4,033                946            27,151           (14,630)
Loss from discontinued operations                           --                 --              (477)         (118,198)
                                                --------------       ------------       -----------       -----------
Income/(loss) before cumulative effect of
    change in accounting principle                       4,033                946            26,674          (132,828)
Cumulative effect of change in accounting                   --                 --           (21,449)               --
                                                --------------       ------------       -----------       -----------
NET INCOME/(LOSS)                               $        4,033       $        946       $     5,225       $  (132,828)
                                                ==============       ============       ===========       ===========

NET INCOME/(LOSS) PER COMMON SHARE:

        Continuing operations                   $         0.81       $       0.19       $      5.45       $     (2.94)
        Discontinued operations                             --                 --             (0.09)           (23.75)
        Cumulative effect of change in
             accounting                                     --                 --             (4.31)               --
                                                --------------       ------------       -----------       -----------
                                                $         0.81       $       0.19       $      1.05       $    (26.69)
                                                ==============       ============       ===========       ===========


                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF DEFICIENCY IN NET ASSETS
                   (amounts in thousands except share amounts)
--------------------------------------------------------------------------------

                                                Year          Five Months      Fifty-Three       Fifty-Two
                                                Ended            Ended         Weeks Ended      Weeks Ended
                                            -------------    -------------    -------------    -------------
                                            Dec. 31, 1994    Dec. 31, 1993    July 31, 1993    July 25, 1992
                                            -------------    -------------    -------------    -------------
PREFERRED STOCK - Authorized, 3,000,000
 shares, none issued

COMMON STOCK - Authorized, 10,000,000
 shares, par value $1.00 per share;
 outstanding, [5,173,450] shares              $   5,174        $   5,174        $   5,174        $   5,174
                                              ---------        ---------        ---------        ---------

EXCESS STOCK - Authorized, 13,000,000
 shares, par value $1.00 per share,
 none issued

ADDITIONAL PAID-IN-CAPITAL
 Balance, beginning of period                    24,843           24,843           23,779           23,651
 Exercise of stock options                         --               --              1,064              128
                                              ---------        ---------        ---------        ---------

 Balance, end of period                          24,843           24,843           24,843           23,779
                                              ---------        ---------        ---------        ---------
RETAINED EARNINGS (DEFICIT):

 Balance, beginning of period                   (54,663)         (55,609)         (60,834)          71,994
 Net income/(loss)                                4,033              946            5,225         (132,828)
                                              ---------        ---------        ---------        ---------

 Balance, end of period                         (50,630)         (54,663)         (55,609)         (60,834)
                                              ---------        ---------        ---------        ---------

                                                (20,613)         (24,646)         (25,592)         (31,881)

TREASURY SHARES - (172,600, 172,600,
 197,600 and 197,600 shares at cost)
 Balance, beginning of period                      (960)            (960)          (1,099)          (1,099)
 Issuance of treasury stock                        --               --                139             --
                                              ---------        ---------        ---------        ---------

 Balance, end of period                            (960)            (960)            (960)          (1,099)
                                              ---------        ---------        ---------        ---------

DEFICIENCY IN NET ASSETS                      $ (21,573)       $ (25,606)       $ (26,552)       $ (32,980)
                                              =========        =========        =========        =========





                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      Consolidated Statements Of Cash Flows
                             (amounts in thousands)
--------------------------------------------------------------------------------

                                                                                          Five          Fifty-Three     Fifty-Two
                                                                          Year           Months            Weeks          Weeks
                                                                          Ended          Ended             Ended          Ended
                                                                      -------------   -------------    -------------   ------------
                                                                      Dec. 31, 1994   Dec. 31, 1993    July 31, 1993  July 25, 1992
                                                                      -------------   -------------    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income from continuing operations                                $  4,033        $    946         $ 27,151        $(14,630)
          Adjustments to reconcile net income to net cash
              provided by (used in) continuing operating
              activities:
              Depreciation and amortization                               2,251             833            2,124             359
              Gains on sales of real estate and real estate leases         (161)           --            (28,779)           --
              Write-off of predevelopment costs                            --              --               --            11,972
              Equity in real estate operations (net of                   (1,260)          3,116             (326)           (947)
              distributions of $(583), $(4,211) and
              $(1,329) at December 31, 1994, December 31,
              1993 and July 31, 1993, respectively)
          Change in operating assets and liabilities from continuing operations:
          Note receivable                                                (4,550)           --               --              --
          Taxes payable and accrued liabilities                           1,793          (1,020)           2,331            --
          Other                                                           1,602           1,238             (250)           --
                                                                       --------        --------         --------        --------
Net cash provided by/(used in) operating activities
          of continuing operations                                        3,708           5,113            2,251          (3,246)
                                                                       --------        --------         --------        --------
Net cash (used in)/provided by discontinued operating activities         (5,539)        (21,567)         (28,475)          9,664
                                                                       --------        --------         --------        --------

Net cash (used in)/provided by operating activities                      (1,831)        (16,454)         (26,224)          6,418
                                                                       --------        --------         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to real estate                                      (11,170)         (2,549)            --            (5,056)
          Proceeds from sales of real estate and real estate leases         200            --             33,701            --
          Deferred lease expense                                           --              (677)            (575)           --
          Restricted cash                                                   775             371            1,833          (2,979)
                                                                       --------        --------         --------        --------
Net cash (used in)/provided by investing activities                     (10,195)         (2,855)          34,959          (8,035)
                                                                       --------        --------         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of secured debt                                       10,000            --               --            10,000
          Reduction of secured debt                                        (775)         (2,314)            --            (1,720)
          Exercise of stock option                                         --              --                625            --
          Reduction of debt from capital lease obligations                 --              --               (144)           (668)
          Deferred finance and debt expense                              (1,889)           --               --              --
                                                                       --------        --------         --------        --------
Net cash provided by/(used in) financing activities                       7,336          (2,314)             481           7,612
                                                                       --------        --------         --------        --------
CASH AND CASH EQUIVALENTS:
          Net cash (used)/provided                                       (4,690)        (21,623)           9,216           5,995
          Beginning of period                                             7,053          28,676           19,460          13,465
                                                                       --------        --------         --------        --------
          End of period                                                $  2,363        $  7,053         $ 28,676        $ 19,460
                                                                       ========        ========         ========        ========
SUPPLEMENTAL INFORMATION

          Cash  payments for interest                                  $  5,133        $  4,424         $  2,222        $  2,231
                                                                       ========        ========         ========        ========

          Cash payments for income taxes                               $    131        $    349         $    179        $    584
                                                                       ========        ========         ========        ========

          Tax refunds received                                         $   (200)       $   (564)        $   --          $ (1,395)
                                                                       ========        ========         ========        ========

          Reclassification of obligations subject to settlement
              under reorganization proceedings                         $   --          $   --           $   --          $ 77,148
                                                                       ========        ========         ========        ========


                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

        The Company's ability to operate as a viable real estate company will depend on the successful completion of the development and leasing of a substantial portion of its existing properties. The Company's properties do not generate sufficient cash flow to pay all of its expenses. However, the Company estimates that the net proceeds from financings consummated during the first quarter of 1995 are adequate to fund (i) business operations and debt service obligations through the first quarter of 1996 and (ii) the Rego Park redevelopment. A failure to raise additional cash through additional leasing, asset sales, external financing or otherwise will substantially impede the Company's ability to complete the further development of its other redevelopment properties.

        Liabilities subject to settlement under the Plan are as follows (amounts in thousands):

                                                Dec. 31,1994       Dec. 31,1993
                                                ------------       ------------
           Discontinued retail operations:
           Accounts payable and accrued
                liabilities                        $ 21,800           $ 22,364
           Claims in dispute                         11,441             16,375
           Other liabilities                          3,431              3,466
                                                   --------           --------
                                                   $ 36,672           $ 42,205
                                                   ========           ========

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business -- The Company is engaged in the business of leasing, managing, developing and redeveloping real estate properties, focusing on the properties where its department stores were formerly located. The Company's properties are located in mature, densely populated areas in New York City and Paramus, New Jersey.

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

        Cash and Cash Equivalents -- The Company includes in cash and cash equivalents both cash and short-term highly liquid investments purchased with original maturities of three months or less.

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

                                                        Year           Year
                                                        Ended          Ended
                                                     December 31,   December 31,
                                                        1994           1993
                                                     ------------   ------------
                                                                     (Unaudited)
Continuing Operations:
   Real estate operating revenue                       $ 9,751        $ 7,542
   Equity in income of unconsolidated joint venture      1,821          1,778
   Gains on sales of real estate and
       real estate leases                                  161          7,686
   Reorganization costs                                 (3,721)        (4,400)
   Depreciation and amortization                        (1,821)        (1,876)
   Operating, general and
       administrative expenses                          (3,595)        (1,501)
   Interest and debt expense                            (3,331)          (855)
   Other income and interest income                      4,768          1,270
                                                       -------        -------
Income from continuing operations                        4,033          9,644
Loss from discontinued operations                         --             (280)
                                                       -------        -------
NET INCOME                                             $ 4,033        $ 9,364
                                                       =======        =======

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
                                                       ========       ========


Summary financial information for the Kings Plaza Mall is as follows (amounts in thousands):

                                      Six Months
                                        Ended              Fiscal Year Ended June 30,
                                       Dec. 31,       -----------------------------------
                                         1994          1994          1993          1992
                                      ----------      -------       -------       -------
                                      (unaudited)
   Operating revenue                    $12,694       $24,635       $23,890       $21,790
                                        -------       -------       -------       -------

    Operating costs                       8,590        17,662        17,477        16,486
    Depreciation and amortization           649         1,147         1,231         1,253
    Interest expense                        879         1,945         2,270         1,932
                                        -------       -------       -------       -------
                                         10,118        20,754        20,978        19,671
                                        -------       -------       -------       -------
    Income before taxes                 $ 2,576       $ 3,881       $ 2,912       $ 2,119
                                        =======       =======       =======       =======

    Assets, principally cash (at
      June 30, 1993 and 1992) and
      property and equipment            $28,600       $33,800       $40,500       $32,200
                                        =======       =======       =======       =======

    Liabilities                         $17,400       $19,500       $22,600       $17,200
                                        =======       =======       =======       =======


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

        On March 15, 1995, the Company entered into a 60-day escrow agreement with a title company in the amount of approximately $7,000,000 representing both principal and interest owed on the unpaid real estate taxes including the amounts owing under the agreements. The escrow agreement established an interest-bearing cash collateral account and was funded from the proceeds of certain of the Company's financings.

5.      PROVISION FOR ESTIMATED LOSSES AND EXPENSES ON DISCONTINUED OPERATIONS

        The results of the retail operations, together with the provisions for estimated future losses, are presented as "discontinued operations" in the consolidated statements of operations. The Company provided significant reserves in the amount of approximately $97,800,000 in the third quarter of the fiscal year ended July 25, 1992 for estimated expenses and losses to be incurred in connection with discontinuing its retail operations. The amounts utilized and remaining reserves are summarized as follows (amounts in thousands):

[CAPTION]

                                           Dec. 31, 1994   Dec. 31, 1993   July 31, 1993   July 25, 1992
                                           -------------   -------------   -------------   -------------
Balance at beginning of period               $ 32,808        $ 44,047        $ 53,402        $     --
Provisions provided during period                  --              --          21,926          97,800
Liability for postretirement healthcare
  benefits reclassified to
  continuing operations (see Note 14)         (15,882)             --              --              --
Liability for postretirement healthcare
  benefits reclassified to a separate
  line in discontinued operations                  --         (16,433)             --              --
Utilized during period                         (5,485)        (11,239)        (31,281)        (44,398)
                                             --------        --------        --------        --------
Balance at end of period                     $ 11,441        $ 16,375        $ 44,047        $ 53,402
                                             ========        ========        ========        ========

---------------
The balance remaining comprises claims in dispute and other unsettled liabilities related to the bankruptcy and is included in liabilities subject to settlement under reorganization proceeding - discontinued retail operations in the consolidated balance sheets as of December 31, 1994 and December 31, 1993.


        It is the opinion of management that these reserves represent a reasonable estimation of the remaining costs associated with discontinuing the retail operations. However, due to the continuing uncertainties with respect to
(i) the final resolution of all bankruptcy claims filed or continuing to be filed against the Company in the Bankruptcy Court cases and (ii) the final cost of interest accruing on unpaid unsecured creditors' claims, the ultimate amount of such costs to be incurred is presently not determinable. Any future additions to these reserves will be provided when known. Any excess in such reserves over actual costs incurred will be recorded as income when they become reasonably certain.

6.         DEBT

(amounts in thousands)

                                                        Dec. 31, 1994   Dec. 31, 1993
                                                        -------------   -------------
Items included in secured debt:

 First mortgage loans, payable to
     1998, with interest rates ranging
     from 8.5% to 10.5% at December 31, 1994               $ 27,012      $ 16,136

 Secured note, payable in semiannual
     installments to 2000, with
     interest at 7.3% at December 31, 1994                    8,318         8,330

 Bank loan with average interest rate
     of 8.0% at December 31, 1994                            16,324        17,100
                                                           --------      --------
                                                             51,654        41,566
                                                           --------      --------
Other debt:

 Bank loans, 731 Limited
     Partnership, with average interest
     rates of 12.1% at December 31, 1994                      1,188         1,188

 Other (included in liabilities subject to
     settlement under reorganization proceedings)               731           766
                                                           --------      --------
                                                              1,919         1,954
                                                           --------      --------
                                                           $ 53,573      $ 43,520
                                                           ========      ========

        A summary of maturities of long-term debt is as follows (amounts in thousands):

        Year ending December 31,
                 1995                             $ 11,223
                 1996                               20,081
                 1997                                  135
                 1998                               13,425
              Thereafter                             8,709
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

        The outside 731 Limited Partners have the right to require the Partnership to redeem their partnership interest in two separate stages for an aggregate amount of $35,000,000, plus capitalized interest from the effective date of the Plan to the date of redemption of approximately $1,800,000. In January 1995, the Partnership redeemed the first portion of the outside 731 Limited Partners' interest by giving such limited partner a promissory note due in August 1998 in the amount of approximately $21,800,000 (the "Note"). The Note bears interest at rate equal to the Prime Rate plus 1% and is secured by a second mortgage on the Lexington Avenue property. The outside 731 Limited Partners have the right to put their remaining 7.64% interest to the Partnership for a five-year period in exchange for a five-year secured note in the principal amount of $15,000,000, bearing interest at a rate equal to the Prime Rate plus 1%. The Company currently holds a 92.36% interest in the Partnership.

        The effect of the $21,800,000 redemption by the Partnership of the first portion of the outside 731 Limited Partners' interest on the Company's balance sheet will be an increase to real estate, a reduction in minority interest for the redeemed shares, and an increase in debt.

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

        As of December 31, 1994, future base rental revenue under noncancellable operating leases is as follows:

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

        Rent expense was $496,000 for each of the years ended December 31, 1994, July 31, 1993 and July 25, 1992.

8.      OTHER INCOME AND INTEREST INCOME

        Other income and interest income is comprised of (amounts in thousands):

                                                        Year         Five Months      Fifty-Three       Fifty-Two
                                                       Ended            Ended         Weeks Ended      Weeks Ended
                                                   -------------    -------------    -------------    -------------
                                                   Dec. 31, 1994    Dec. 31, 1993    July 31, 1993    July 25, 1992
                                                   -------------    -------------    -------------    -------------
Income from promissory note received for a
  zoning-related matter                                $ 4,550             --               --               --

Refund of previously paid taxes                             77          $ 489               --               --

Net proceeds received from an unsecured claim
  in an unrelated bankruptcy proceeding                     --             --            $ 421               --

Interest Income                                            141            211              367            $ 108
                                                       -------          -----            -----            -----
                                                       $ 4,768          $ 700            $ 788            $ 108
                                                       =======          =====            =====            =====

9.      INCOME TAXES

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

        The Company intends to elect to be taxed as a real estate investment trust ("REIT") under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for the taxable year ended December 31, 1995. Under the Code, the Company's NOL carryovers generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed to its stockholders. The Company currently does not anticipate making any distributions during 1995. In addition, the Company had a deferred tax liability of approximately $1,254,000 at December 31, 1994, which amount will be reversed in 1995 when the Company elects to be taxed as a REIT.

10.     RELATED PARTY TRANSACTIONS

        The Company is a party to a Real Estate Retention Agreement with Vornado Realty Trust ("Vornado"). Interstate Properties ("Interstate"), a partnership of which Steven Roth, a director of the Company, is the managing general partner, owns 27.1% of the outstanding common stock of the Company and owns 30.9% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 4.1% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate own, in the aggregate, 36.6% of the outstanding Common Shares of beneficial interest of Vornado. Vornado owns 29.3% of the outstanding common stock of the Company and, because of the relationship between Interstate, Mr. Roth and Vornado, Interstate and Vornado have filed as a "group" with the Securities and Exchange Commission in connection with their respective holdings in the Company. Pursuant to the Retention Agreement, Vornado agreed to act as the Company's exclusive leasing agent. The Retention Agreement will continue until March 2, 1998, after which it will automatically renew on a year-to-year basis, terminable by either party at the end of each year on not less than 60 days' prior notice.

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

        See Note 15 for a discussion of a recent financing provided by Vornado.

11.     ISSUANCE OF SHARES

        As of the Effective Date of the Company's Plan, the Company's Certificate of Incorporation was amended and restated to authorize the issuance of 26,000,000 shares, of which 3,000,000 are Preferred Stock, par value $1.00 per share, 10,000,000 shares are Common Stock, par value $1.00 per share, and 13,000,000 are Excess Stock, par value $1.00 per share. At December 31, 1994, December 31, 1993, July 31, 1993, and July 25, 1992, 1,000,000 shares of
Preferred Stock were authorized (none issued) and there was no authorized Excess Stock.

12.     LEGAL PROCEEDINGS

        In 1991, the Company settled a zoning-related litigation with, among others, the Borough of Paramus and the owners of a shopping center proximate to the Company's Paramus, New Jersey property (the "Westland Parties"). On November 14, 1994, the Company commenced a proceeding in the Bankruptcy Court against the Westland Parties to compel payment pursuant to such settlement. On December 30, 1994, the Company and the Westland Parties reached a settlement with respect to such proceeding and the Company received a promissory note from the Westland Parties in the principal amount of $4,550,000 (included in Other Income in 1994) which was paid January 10, 1995 in exchange for a full release by the Company from any and all claims relating to such matters.

13.     COMMITMENTS AND CONTINGENCIES

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

                 Alexander's Department Stores of Valley Stream, Inc. ("ADS of Valley Stream") is a party to a tax certiorari proceeding against The Board of Assessors and The Board of Assessment Review of the County of Nassau (the "Board") for overpayment of taxes on its former Valley Stream store property during the assessment rolls for May 1, 1986 through May 1, 1992. On January 12, 1995, the Supreme Court of Nassau County, New York ruled that ADS of Valley Stream is entitled to an assessment reduction which would result in a refund of approximately $8,200,000, plus interest (currently, $1,300,000). The Company has been informed by the Board that it intends to appeal the court's decision.

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

        Environmental

                 The results of a September 1993 Phase I environmental assessment (which generally involves site and records inspection without soil or groundwater sampling) at the Kings Plaza Shopping Center's ("Center") property show that certain adjacent properties owned by third parties have experienced petroleum hydrocarbon contamination. Based on this assessment and preliminary investigation of the Center's property and its history, there is potential for contamination on the property. The assessment also revealed an underground storage tank which failed an integrity test, although no contamination has been observed to date. The tank failure has been reported to the New York State Department of Environmental Conservation ("DEC"). Such tank was fixed in early 1994, and in October 1994, independent testing revealed that all of the Center's underground storage tanks (used for storing heating oil) and related distribution lines passed a tank and line leak status test. Such results were furnished to the DEC. If contamination is found on the property, the Center may be required to engage in remediation activities; management is unable to estimate the financial impact of potential contamination if any is discovered in the future. If further investigations reveal that there is contamination on its site, since the Center believes such contamination would have resulted from activities of third parties, the Center intends to pursue all available remedies against any of these third parties.

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

                 The Company believes that known and potential environmental liabilities will not have a material adverse effect on the Company's business, assets or results of operations. However, there can be no assurance that the confirmation of the existence of contamination or the identification of potential new areas of contamination would not be material to the Company

14.     EMPLOYEE BENEFITS PLAN

        The Company sponsors a postretirement health care benefit plan covering substantially all employees who retire under certain age and service requirements. The plan provides for covered medical expenses. Such benefits are funded from the general assets of the Company. The Company has the right to amend, modify or terminate the plan. Generally, employees of the Company retiring on or after attaining age 62, who have rendered at least 40 years of service, are entitled to postretirement health care coverage. Costs of this benefit are funded on a claims-paid basis and benefit payments for the five months ended December 31, 1993 and the 53 weeks ended July 31, 1993 approximated $500,000 and $1,300,000, respectively. Early adoption of SFAS No. 106, elected by the Company effective July 26, 1992, resulted in a one-time transition charge of approximately $21,400,000. It also had the effect of increasing the loss from discontinued retail operations by approximately $500,000 for the year ended July 31, 1993.

        In accordance with the Company's Plan of Reorganization, the Company has made certain changes in its postretirement health care benefit plan. Commencing on February 1, 1994, the full amount of any premium increases effective on or after November 1, 1993 will be added to the contributions which retirees are required to make on behalf of themselves and their dependents. Employees who retired prior to May 1, 1988, for whom no contribution was previously required, will pay 50% of the amount required of later retirees on and after February 1, 1994, rising to 75% on October 1, 1994 and 100% as of October 1, 1995. The deferred gains resulting from the negative plan amendments are being amortized over the estimated life span of the retired workers receiving benefits (13 years).

        The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's balance sheet as of December 31, 1994 (in $000s):

         Accumulated postretirement benefit
           obligation (APBO):

                 Retirees                                           $ (5,346)
                 Other active plan participants                           (5)
                                                                    --------
         Total                                                        (5,351)

         Unrecognized prior service cost                              (7,445)
         Unrecognized net gain                                        (3,086)
                                                                    --------
         Accrued postretirement benefit cost                        $(15,882)
                                                                    ========

        The effect of the amortization of the gains and interest cost on the unfunded liability and the Consolidated Statements of Operations is not material.

        For measurement purposes, a 13 percent trend rate was used for post-65 per capita costs and a 14 percent trend rate was used for pre-65 per capita benefits for fiscal 1993; the rate was assumed to decrease gradually to 5.5 percent until the year 2002 and remain level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5 percent as of December 31, 1994.

        The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a change in the assumed health care cost trend rates by 1 percentage point in each year would change the accumulated postretirement benefit obligation as of January 1, 1994 by approximately $422,000 and the interest cost component of net periodic postretirement benefit costs other than pensions for the plan year ended December 31, 1994 by approximately $32,000.

15.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
        (amounts in thousands except per share amounts)

                                            Year Ended               Five Months Ended             Fifty-Three Weeks Ended
                                        December 31, 1994            December 31, 1993                  July 31, 1993
                               ----------------------------------    -----------------     --------------------------------------
                                 1st      2nd      3rd      4th        3rd       4th         1st        2nd       3rd       4th
                               Quarter  Quarter  Quarter  Quarter    Quarter   Quarter     Quarter    Quarter   Quarter   Quarter
                               -------  -------  -------  -------    -------   -------     -------    -------   -------   -------
                                                                      (two     (three
                                                                      months)  months)
Total revenue                  $ 2,896  $ 2,519  $ 3,062  $ 3,095    $ 2,030   $ 3,103     $    612   $ 1,205   $ 1,368   $ 2,395

Income/(loss) from
  continuing operations            650       86      757    2,540        645       301       (1,546)   27,959       (99)      837

Loss from
  discontinued operations           --       --       --       --         --        --         (110)     (147)     (110)     (110)

Cumulative effect of
  change in accounting              --       --       --       --         --        --      (21,449)       --        --
                                                                                                                               --


Net income/(loss)                  650       86      757    2,540        645       301      (23,105)   27,812      (209)      727

Income/(loss) per
  common share:
  Continuing operations           0.13     0.02     0.15     0.51       0.13      0.06        (0.31)     5.62     (0.02)     0.17
  Discontinued operations           --       --       --       --         --        --        (0.02)    (0.03)    (0.02)    (0.02)
  Cumulative effect of change
    in accounting                   --       --       --       --         --        --        (4.31)       --        --        --
                               -------  -------  -------  -------    -------   -------     --------   -------   -------   -------

Total                          $  0.13  $  0.02  $  0.15  $  0.51    $  0.13   $  0.06     $  (4.64)  $  5.59   $ (0.04)  $  0.15
                               =======  =======  =======  =======    =======   =======     ========   =======   =======   =======

(a) The total for the year ended July 31, 1993 differs from the sum of the quarters as a result of the weighting of the average number of shares outstanding.

16.     SUBSEQUENT EVENTS

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

        The loans, which are guaranteed by substantially all of the Company's wholly owned subsidiaries, mature on March 15, 1998. As a result of the subordination, the Vornado loan bears interest at a rate per annum equal to 16.43% (effective rate 17.54%) during the first two years and 9.92% plus the One-Year Treasury Rate during the third year and the bank loan bears interest at a rate per annum equal to 9.86% during the first two years and 3.25% plus the One-Year Treasury Rate during the third year. The Company paid a fee to the bank and to Vornado of $375,000 and $1,500,000, respectively. In addition, the loans, among other things, require the Company to grant to Vornado and the bank mortgage liens on all after-acquired properties and prohibit the Company from developing undeveloped property without approved leases for more than 50% of such property's projected leasable space.

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

        On February 24, 1995, the Company obtained from a bank a $25,000,000 bank loan secured by, among other things, a mortgage on the Fordham Road property. The proceeds were used to discharge the existing mortgage on the Fordham Road property, and for general corporate purposes. Such loan matures on February 24, 2000 and bears interest at a rate per annum equal to the LIBOR Rate plus 4.25%. In addition, the Company paid a one-time facility fee of $375,000.

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