Form 10-Q/A
period 1995-03-31
ALEXANDERS INC
filed 1995-12-20
CIK 3499

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: ______________ MARCH 31, 1995 ______________

                                       or

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from___________________ to_____________________

Commission File Number:   1-6064

                                ALEXANDER'S, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     51-01-00517
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                           Identification Number)

    31 WEST 34TH STREET, NEW YORK, NEW YORK                        10001
    ----------------------------------------                     ----------
    (Address of principal executive offices)                     (Zip Code)

                                  (212)760-9500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

THIS FORM 10-QA AMENDS THE FOLLOWING ITEMS OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 12, 1995.

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

PART I.  FINANCIAL INFORMATION

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                       MARCH 31,       DECEMBER 31,
                                                         1995             1994
                                                       ---------       ------------
ASSETS:

Real estate, at cost:
   Land                                                $  46,007        $  26,460
   Buildings leaseholds, and leasehold
     improvements                                         61,242           59,851
   Capitalized expenses and predevelopment costs          32,133           27,213
                                                       ---------        ---------
        Total                                            139,382          113,524
   Less accumulated depreciation and
     amortization                                        (36,631)         (36,365)
                                                       ---------        ---------
                                                         102,751           77,159
   Investment in unconsolidated joint
     venture                                               8,285            7,499
                                                       ---------        ---------
        Real estate, net                                 111,036           84,658

Cash and cash equivalents                                 30,196            2,363
Restricted cash                                           21,014             --
Deferred lease expense                                    12,082           11,561
Deferred finance and debt expense                          6,688            2,642
Other assets                                               4,067            3,645
Note receivable                                             --              4,550
                                                       ---------        ---------


TOTAL ASSETS                                           $ 185,083        $ 109,419
                                                       =========        =========

LIABILITIES AND DEFICIENCY IN NET ASSETS:
Continuing Operations:
Secured debt                                           $ 157,019        $  51,654
Amounts due to Vornado Realty Trust                       12,967           12,342
Liability for postretirement
   healthcare benefits                                    15,971           15,882
Taxes payable and accrued liabilities                      8,971            9,067
Minority interest                                            600            1,574
Unsecured debt                                              --              1,188
                                                       ---------        ---------
Total continuing operations                              195,528           91,707
                                                       ---------        ---------
Discontinued Retail Operations:
Taxes payable and accrued liabilities                      2,349            2,613
Liabilities subject to settlement under
  reorganization proceedings                              10,223           36,672
                                                       ---------        ---------
Total discontinued retail operations                      12,572           39,285
                                                       ---------        ---------
   TOTAL LIABILITIES                                     208,100          130,992
                                                       ---------        ---------

Commitments and contingencies
Deficiency in Net Assets:
Common stock; $1.00 par value per share;
  authorized, 10,000,000 shares;
  issued 5,173,450                                         5,174            5,174
Additional capital                                        24,843           24,843
Deficit                                                  (52,074)         (50,630)
                                                       ---------        ---------
                                                         (22,057)         (20,613)

Less treasury shares, 172,600 shares at
  cost                                                      (960)            (960)
                                                       ---------        ---------
   Total deficiency in net assets                        (23,017)         (21,573)

TOTAL LIABILITIES AND DEFICIENCY
    IN NET ASSETS                                      $ 185,083        $ 109,419
                                                       =========        =========


                See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share amounts)

                                                             FOR THE THREE MONTHS ENDED
                                                          ------------------------------
                                                            MARCH 31,          MARCH 31,
                                                              1995               1994
                                                          -----------        -----------
Revenues:
   Property rentals                                       $     2,189        $     2,189
   Expense reimbursements                                         285                285
   Equity in income of unconsolidated
     joint venture                                                773                462
   Parking lot income                                             176                245
                                                          -----------        -----------
Total revenues                                                  3,423              3,181
                                                          -----------        -----------
Expenses:
   Operating, general and administrative (including
     management fee of $225 to Vornado in 1995)                 1,551              1,094
   Depreciation and amortization                                  464                457
   Reorganization costs                                         1,616                646
                                                          -----------        -----------
Total expenses                                                  3,631              2,197
                                                          -----------        -----------

Operating (loss)/income                                          (208)               984

Interest and debt expense (including
  $392 on loan from Vornado in 1995)                           (2,739)              (596)
Gain on sale of real estate                                      --                  161
Interest and other income                                          97                101
                                                          -----------        -----------

(Loss)/income before reversal of deferred taxes                (2,850)               650

Reversal of deferred taxes                                      1,406               --
                                                          -----------        -----------

NET (LOSS)/INCOME                                         $    (1,444)       $       650
                                                          ===========        ===========

Net (Loss)/Income Per Share                               $      (.29)       $       .13
                                                          ===========        ===========

Weighted average number of common
  shares outstanding during period                          5,000,850          5,000,850








                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                            FOR THE THREE MONTHS ENDED
                                                            ------------------------------
                                                            MARCH 31, 1995  MARCH 31, 1994
                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)/income                                           $  (1,444)       $     650
 Adjustments to reconcile net (loss)/income to net
   cash used in operations:
     Depreciation and amortization
       (including debt issuance costs)                           1,660              574
     Gain on sale of real estate                                  --               (161)
     Equity in real estate operations (net of
       contributions of $1,007 at March 31, 1994)                 (773)          (1,491)
 Change in assets and liabilities:
     Note receivable                                             4,550             --
     Amounts due to Vornado Realty Trust                            60               71
     Liability for postretirement
       healthcare benefits                                          89             --
     Taxes payable and accrued liabilities                      (1,593)            (991)
     Other                                                        (136)             628
                                                             ---------        ---------
Net cash provided by/(used in) operating activities of
   continuing operations                                         2,413             (720)
                                                             ---------        ---------

Net cash used in discontinued operations                       (26,713)            (613)
                                                             ---------        ---------

Net cash used in operating activities                          (24,300)          (1,333)
                                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate                                       (3,691)          (2,040)
 Cash restricted for construction financing                     (6,000)            --
 Cash restricted for operating liabilites                      (15,014)             775
 Proceeds from sale of real estate, net                           --                193
                                                             ---------        ---------
Net cash used in investing activities                          (24,705)          (1,072)
                                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of secured debt                                      121,631             --
 Debt repayments                                               (39,552)            (775)
 Deferred finance and debt expense                              (5,241)            (512)
                                                             ---------        ---------

Net cash provided by (used in) financing activities             76,838           (1,287)
                                                             ---------        ---------

Net increase(decrease) in cash and cash equivalents             27,833           (3,692)
Cash and cash equivalents at beginning of period                 2,363            7,053
                                                             ---------        ---------

Cash and cash equivalents at end of period                   $  30,196        $   3,361
                                                             =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments for interest                                  $   4,276        $     810
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

        Because the Company is in the development stage, its current operating properties (four of its eight properties) do not generate sufficient cash flow to pay all of its expenses. The Company's four non-operating properties (Rego Park, Lexington Avenue, Paramus and the Kings Plaza Store) are in various stages of development. Rents under the Rego Park project are scheduled to commence in March 1996. As rents commence from a portion of the remaining development properties, the Company expects that cash flow will become positive.

        The Company estimates that the fair market values of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity. Therefore, Alexander's may raise capital through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. In addition, the Company may receive the proceeds from certain tax certiorari or condemnation proceedings--see Note 6 "Paramus Property" and "Tax Certiorari Proceedings." Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      After giving effect to the additional borrowings and debt repayments noted above, a summary of maturities of long-term debt is as follows (amounts in thousands):

                      Year ended December 31,
                             1995                           $    326
                             1996                                473
                             1997                                519
                             1998                            132,590
                             1999                                628
                             Thereafter                       22,483
                                                            --------
                                                            $157,019
                                                            ========


                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Environmental Matters

        The results of a 1993 Phase I environmental assessment at the Kings Plaza Shopping Center's ("Center") property show that certain adjacent properties owned by third parties have experienced petroleum hydrocarbon contamination. Based on this assessment and preliminary investigation of the Center's property and its history there is potential for contamination on the property. If contamination is found on the property, the Center may be required to engage in remediation activities; management is unable to estimate the financial impact of potential contamination if any is discovered in the future. If further investigations reveal that there is contamination on its site, since the Center believes such contamination would have resulted from activities of third parties, the Center intends to pursue all available remedies against any of these third parties.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities of $24,300,000 for the three months ended March 31, 1995, was comprised of: (i) a net loss of 1,444,000 less adjustments for non-cash items of $887,000, and (ii) the payment of liabilities of discontinued operations of $26,713,000, offset by (iii) the net change in operating assets and liabilities of $2,970,000.

    Cash used in operating activities of $1,333,000 for the three months ended March 31, 1994 was comprised of (i) the payment of liabilities of discontinued operations of $613,000, and (ii) the net change in operating assets and liabilities of $292,000, and (iii) net income of $650,000, less adjustments for non-cash items of $1,078,000.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Net cash used in investing activities of $24,705,000 for the three months ended March 31, 1995 was comprised of capital expenditures of $3,691,000, cash restricted for construction financing of $6,000,000 and cash restricted for operating liabilities of $15,014,000. Net cash used in investing activities of $1,072,000 for the three months ended March, 31, 1994 was comprised primarily of capital expenditures.

    Net cash provided by financing activities of $76,838,000 for the three months ended March 31, 1995 was comprised of proceeds from the issuance of secured debt of $116,390,000 (net of deferred debt expense), offset by repayments of debt of $39,552,000. Net cash used in financing activities of $1,072,000 for the three months ended March 31, 1994 was comprised primarily of the payment of deferred debt expense and debt repayments.

    In connection with the redevelopment of its Rego Park property (new parking structure and other improvements), the Company has expended approximately $2,600,000 during the three months ended March 31, 1995, and expects to expend through the first quarter of 1996 up to an additional $34,000,000 to complete the project. At March 31, 1995, there was $38,400,000 available under a $60,000,000 construction loan to fund these expenditures. The Company estimates that its capital expenditure requirements for other projects will include (i) the asbestos removal, building demolition and other improvements at the Paramus property which are expected to cost between $15,000,000 and $17,000,000, and
(ii) the subdivision of the existing space and other improvements at the Kings Plaza Store property estimated to cost $10,000,000. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

    Because the Company is in the development stage, its current operating properties (four of its eight properties) do not generate sufficient cash flow to pay all of its expenses. The Company's four non-operating properties (Rego Park, Lexington Avenue, Paramus and the Kings Plaza Store) are in various stages of development. Rents under the Rego Park project are scheduled to commence in March 1996. As rents commence from a portion of the remaining development properties, the Company expects that cash flow will become positive.

    The Company estimates that the fair market values of its assets are substantially in excess of their historical cost, and that there is additional borrowing capacity. Therefore, Alexander's may raise capital through (a) property specific or corporate borrowing, (b) the sale of securities, and (c) asset sales. In addition, the Company may receive the proceeds from certain tax certiorari or condemnation proceedings-- see Note 6 "Paramus Property" and "Tax Certiorari Proceedings". Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

                                ALEXANDER'S, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALEXANDER'S, INC.
                                       -----------------------------------------
                                                      (Registrant)

Date:  December 20, 1995                             /s/ Joseph Macnow
                                       -----------------------------------------
                                                      JOSEPH MACNOW

                                            Vice President - Chief Financial
                                            Officer and Chief Accounting Officer