Form 10-Q/A
period 1995-06-30
ALEXANDERS INC
filed 1995-12-20
CIK 3499

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 1995
                                -------------

                                       or

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from________________to_________________

Commission File Number:   1-6064

                                ALEXANDER'S, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    51-0100517
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                           Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                  07663
------------------------------------------------                ----------
    (Address of principal executive offices)                    (Zip Code)

                                  (201)587-8541
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                  31 West 34th Street, New York, New York 10001
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                / / Yes   / / No

         As of October 31, 1995 there were 5,000,850 common shares outstanding.

THIS FORM 10-Q/A AMENDS THE FOLLOWING ITEMS OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 10, 1995

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

PART I.  FINANCIAL INFORMATION

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                       JUNE 30,        DECEMBER 31,
                                                         1995             1994
                                                       ---------        -----------
ASSETS:

Real estate, at cost:
    Land                                               $  46,082        $  26,460
    Buildings leaseholds, and leasehold
      improvements (including $7,645 of
      construction in progress at June 30, 1995)          68,887           59,851
    Capitalized expenses and predevelopment
      costs                                               33,520           27,213
                                                       ---------        ---------
             Total                                       148,489          113,524
    Less accumulated depreciation and
      amortization                                       (37,013)         (36,365)
                                                       ---------        ---------
                                                         111,476           77,159
    Investment in unconsolidated joint
      venture                                              9,324            7,499
                                                       ---------        ---------
             Real estate, net                            120,800           84,658

Cash and cash equivalents                                 18,962            2,363
Restricted cash                                           20,835               --
Deferred lease and other expenses                         12,391           11,561
Deferred finance and debt expense                          5,577            2,642
Other assets                                               7,514            3,645
Note receivable                                               --            4,550
                                                       ---------        ---------
TOTAL ASSETS                                           $ 186,079        $ 109,419
                                                       =========        =========

LIABILITIES AND DEFICIENCY IN NET ASSETS:
Continuing Operations:
Secured debt                                           $ 161,893        $  51,654
Amounts due to Vornado Realty Trust                       12,202           12,342
Liability for postretirement
    healthcare benefits                                   15,876           15,882
Taxes payable and accrued liabilities                     10,732            9,067
Minority interest                                            600            1,574
Unsecured debt                                                --            1,188
                                                       ---------        ---------
Total continuing operations                              201,303           91,707
                                                       ---------        ---------
Discontinued Retail Operations:
Taxes payable and accrued liabilities                      2,325            2,613
Liabilities subject to settlement under
  reorganization proceedings                               8,728           36,672
                                                       ---------        ---------
Total discontinued retail operations                      11,053           39,285
                                                       ---------        ---------

    TOTAL LIABILITIES                                    212,356          130,992
                                                       ---------        ---------
Commitments and contingencies
Deficiency in Net Assets:
Common stock; $1.00 par value per share;
  authorized, 10,000,000 shares;
  issued 5,173,450                                         5,174            5,174
Additional capital                                        24,843           24,843
Deficit                                                  (55,334)         (50,630)
                                                       ---------        ---------
                                                         (25,317)         (20,613)
Less treasury shares, 172,600 shares at
  cost                                                      (960)            (960)
                                                       ---------        ---------
    Total deficiency in net assets                       (26,277)         (21,573)
                                                       ---------        ---------

TOTAL LIABILITIES AND DEFICIENCY
     IN NET ASSETS                                     $ 186,079        $ 109,419
                                                       =========        =========

                See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share amounts)

                                                        FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                      ------------------------------        ------------------------------
                                                       JUNE 30,            JUNE 30,           JUNE 30,           JUNE 30,
                                                         1995               1994               1995               1994
                                                      -----------        -----------        -----------        -----------
Revenues:
  Property rentals                                     $ 2,189            $ 2,189            $ 4,378            $ 4,378
  Expense reimbursements                                   310                286                595                571
  Equity in income of unconsolidated
    joint venture                                           88                 60                861                522
  Parking lot income                                       232                270                408                515
                                                      -----------        -----------        -----------        -----------
Total Revenues                                           2,819              2,805              6,242              5,986
                                                      -----------        -----------        -----------        -----------
Expenses:
 Operating, general and administrative
   (including management fee of $750 and
   $1,000 to Vornado in 1995)                            2,492              1,176              4,043              2,270
 Depreciation and amortization                             469                457                933                914
 Reorganization costs                                      322                497              1,938              1,143
                                                      -----------        -----------        -----------        -----------
Total expenses                                           3,283              2,130              6,914              4,327
                                                      -----------        -----------        -----------        -----------
Operating (loss)/income                                   (464)               675               (672)             1,659

Interest and debt expense (including interest
  on loan from Vornado in 1995)                         (3,483)              (624)            (6,222)            (1,220)
Interest and other income, net                             687                 35                784                136
Gain on sale of real estate                                 --                 --                 --                161
                                                      -----------        -----------        -----------        -----------
(Loss)/income before reversal of deferred taxes         (3,260)                86             (6,110)               736
                                                      -----------        -----------        -----------        -----------
Reversal of deferred taxes                                  --                 --              1,406                 --
                                                      -----------        -----------        -----------        -----------
NET (LOSS)/INCOME                                      $(3,260)            $   86            $(4,704)           $   736
                                                      ===========        ===========        ===========        ===========

Net (Loss)/Income Per Share                            $  (.65)            $  .02            $  (.94)           $   .15
                                                      ===========        ===========        ===========        ===========

Weighted average number of common
  shares outstanding during period                     5,000,850          5,000,850          5,000,850          5,000,850


                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                              FOR THE SIX MONTHS ENDED
                                                           ------------------------------
                                                           JUNE 30, 1995    JUNE 30, 1994
                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)/income                                           $  (4,704)       $     736
 Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operations:
     Depreciation and amortization
       (including debt issuance costs)                           2,554            1,120
     Gain on sale of real estate                                   --              (161)
     Equity in real estate operations (net of
       contributions of $951 and $839
       in 1995 and 1994)                                        (1,812)          (1,383)
 Change in assets and liabilities:
     Note receivable                                             4,550              --
     Amounts due to Vornado Realty Trust                          (705)             170
     Liability for postretirement healthcare benefits               (6)             --
     Taxes payable and accrued liabilities                        (708)            (295)
     Other                                                      (3,887)           1,626
                                                             ---------        ---------
Net cash (used in)/provided by operating activities of
   continuing operations                                        (4,718)           1,813

Payment of liabilities of discontinued operations              (28,232)          (2,200)
                                                             ---------        ---------
Net cash used in operating activities                          (32,950)            (387)
                                                             ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate                                      (11,607)          (4,033)
 Cash restricted for construction financing                     (6,000)             --
 Cash restricted for operating liabilities                     (14,835)             775
 Proceeds from sale of real estate                                 --               200
                                                             ---------        ---------
Net cash used in investing activities                          (32,442)          (3,058)
                                                             ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of secured debt                                      126,611              --
 Debt repayments                                               (39,658)            (775)
 Deferred finance and debt expense                              (4,962)          (1,270)
                                                             ---------        ---------
Net cash provided by/(used in) financing activities             81,991           (2,045)
                                                             ---------        ---------
Net increase(decrease) in cash and cash equivalents             16,599           (5,490)
Cash and cash equivalents at beginning of period                 2,363            7,053

Cash and cash equivalents at end of period                   $  18,962        $   1,563
                                                             =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments for interest (including capitalized
   interest of $3,100 and $851)                              $   9,363        $   1,220
                                                             =========        =========

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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    After giving effect to the additional borrowings and debt repayments noted above, a summary of maturities of long-term debt is as follows (amounts in thousands):

            Year ended December 31:
                      1995                                 $    300
                      1996                                      500
                      1997                                      500
                      1998                                  137,593
                      1999                                      900
                      thereafter                             22,100
                                                           --------
                                                           $161,893
                                                           ========

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

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    Interest and debt expense was $3,483,000 in the quarter ended June 30, 1995, as compared to $624,000 in the prior year's quarter, an increase of $2,859,000. Of this increase, approximately (i) $1,600,000 was attributable to higher levels of debt, (ii) $100,000 was attributable to higher interest rates,
(iii) $400,000 was attributable to the amortization of debt issuance costs and
(iv) $800,000 resulted from interest and debt expense for 1994 being charged against the accrual for losses from discontinued operations. Interest and debt expense was $6,222,000 for the six months ended June 30, 1995 as compared to $1,220,000 for the prior year's period, an increase of $5,002,000. Of this increase, approximately (i) $2,400,000 was attributable to higher levels of debt, (ii) $100,000 was attributable to higher interest rates, (iii) $1,500,000 was attributable to the amortization of debt issuance costs including a $600,000 write-off, and (iv) $1,000,000 resulted from interest and debt expense for 1994 being charged against the accrual for losses from discontinued operations.

    Interest and other income increased in 1995 as compared to 1994, as a result of higher average cash invested due to increased borrowings.

    As a result of the Company's intention to elect to be taxed as a REIT for the year ended December 31, 1995, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit in the quarter ended March 1995.


LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities of $32,950,000 for the six months ended June 30, 1995, was comprised of: (i) a net loss of $4,704,000, less adjustments for non-cash items of $742,000, (ii) the payment of liabilities of discontinued operations of $28,232,000, and (iii) the net change in operating assets and liabilities of $756,000.

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Cash used in operating activities of $387,000 for the six months ended June 30, 1994, was comprised of: (i) net income of $736,000, less adjustments for non-cash items of $424,000, and (ii) the net change in operating assets and liabilities of $1,501,000, offset by (iii) the payment of liabilities of discontinued operations of $2,200,000

    Net cash used in investing activities of $32,442,000 for the six months ended June 30, 1995, was comprised of capital expenditures of $11,607,000, cash restricted for construction financing of $6,000,000 and cash restricted for operating liabilities of $14,835,000. Net cash used in investing activities of $3,058,000 for the six months ended June 30, 1994 was comprised primarily of capital expenditures.

    Net cash provided by financing activities of $81,991,000 for the six months ended June 30, 1995, was comprised of proceeds from the issuance of secured debt of $121,649,000 (net of deferred debt expense), offset by repayments of debt of $39,658,000. Net cash used in financing activities of $2,045,000 for the six months ended June 30, 1994, was comprised primarily of debt repayments and payments of debt issuance costs.

    In connection with the redevelopment of its Rego Park property (new parking structure and other improvements), the Company has expended approximately $7,600,000 during the six months ended June 30, 1995, and expects to expend through the first quarter of 1996, up to an additional $29,000,000 to complete the project. At June 30, 1995, there was 33,400,000 available under a $60,000,000 construction loan to fund these expenditures. The Company estimates that its capital expenditure requirements for other projects will include (i) the asbestos removal, building demolition and other improvements at the Paramus property which are expected to cost between $15,000,000 and $17,000,000, and
(ii) the subdivision of the existing space and other improvements at the Kings Plaza Store property estimated to cost $10,000,000. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financings will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

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




                                                     ALEXANDER'S, INC.
                                         ---------------------------------------
                                                       (Registrant)




Date:  December 20, 1995                            /s/ Joseph Macnow
                                         ---------------------------------------
                                                       JOSEPH MACNOW
                                              Vice President - Chief Financial
                                            Officer and Chief Accounting Officer