Form 10-Q/A
period 1995-09-30
ALEXANDERS INC
filed 1995-12-20
CIK 3499

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                SEPTEMBER 30, 1995
                               -------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:   1-6064

                                ALEXANDER'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                     51-0100517
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                           Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                   07663
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                 (201)587-8541
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

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

     As of November 2, 1995 there were 5,000,850 common shares outstanding.

    THIS FORM 10-QA AMENDS THE FOLLOWING ITEMS OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 1995.


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

                         PART I.  FINANCIAL INFORMATION

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          1995           1994
                                                      -------------   ------------
ASSETS:

Real estate, at cost:
   Land                                                  $ 46,082      $ 26,460
   Buildings leaseholds, and leasehold
     improvements (including $16,356 of
     construction in progress at September 30, 1995)       82,823        59,851
   Capitalized expenses and predevelopment
     costs                                                 35,615        27,213
                                                         --------      --------
            Total                                         164,520       113,524
   Less accumulated depreciation and
     amortization                                         (37,437)      (36,365)
                                                         --------      --------
                                                          127,083        77,159
   Investment in unconsolidated joint
     venture                                               10,594         7,499
                                                         --------      --------
            Real estate, net                              137,677        84,658

Cash and cash equivalents                                  11,760         2,363
Restricted cash                                            20,782            -
Accounts receivable, net of allowance for
   doubtful accounts of $147 in 1995                          409            43
Receivable arising from the straight-lining
   of rents                                                 4,035         2,888
Deferred lease and other expenses                          10,103        11,561
Deferred debt expense                                       5,126         2,642
Other assets                                                2,510           714
Note receivable                                                -          4,550
                                                         --------      --------





TOTAL ASSETS                                             $192,402      $109,419
                                                         ========      ========


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        1995           1994
                                                     -------------  ------------
LIABILITIES AND DEFICIENCY IN NET ASSETS:
Continuing Operations:
----------------------
Secured debt                                             $173,613     $ 51,654
Amounts due to Vornado Realty Trust and
   its affiliate                                            9,129       12,342
Liability for postretirement
   healthcare benefits                                     15,756       15,882
Taxes payable and accrued liabilities                      10,647        9,067
Minority interest                                             600        1,574
Unsecured debt                                                 -         1,188
                                                         --------     --------
Total continuing operations                               209,745       91,707
                                                         --------     --------

Discontinued Retail Operations:
-------------------------------
Taxes payable and accrued liabilities                       2,325        2,613
Liabilities subject to settlement under
  reorganization proceedings                                8,535       36,672
                                                         --------     --------
Total discontinued retail operations                       10,860       39,285
                                                         --------     --------

   TOTAL LIABILITIES                                      220,605      130,992
                                                         --------     --------

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

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


(amounts in thousands except share amounts)

                                                     FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                   --------------------------------      --------------------------------
                                                   SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                       1995               1994               1995               1994
                                                   -------------      -------------      -------------      -------------
Revenues:
  Property rentals                                  $    2,179         $    2,179         $    6,557         $    6,557
  Expense reimbursements                                   169                254                764                825
  Equity in income of unconsolidated
    joint venture                                        1,270                641              2,131              1,164
  Parking lot income                                       256                242                664                756
                                                    ----------         ----------         ----------         ----------
Total Revenues                                           3,874              3,316             10,116              9,302
                                                    ----------         ----------         ----------         ----------

Expenses:
  Operating, general and administrative
    (including management fee of $750 and
    $1,750 to Vornado in 1995)                           1,640              1,222              5,683              3,492
  Depreciation and amortization                            460                453              1,393              1,367
  Reorganization costs                                     -                  232              1,938              1,375
                                                    ----------         ----------         ----------         ----------
Total expenses                                           2,100              1,907              9,014              6,234
                                                    ----------         ----------         ----------         ----------

Operating income                                         1,774              1,409              1,102              3,068

Interest and debt expense (including interest
  on loan from Vornado in 1995)                         (3,986)              (673)           (10,208)            (1,893)
Interest and other income, net                             286                 21              1,070                157
Gain on sale of real estate                                -                  -                  -                  161
                                                    ----------         ----------         ----------         ----------

(Loss)/income before reversal of deferred taxes         (1,926)               757             (8,036)             1,493

Reversal of deferred taxes                                 -                  -                1,406                -
                                                    ----------         ----------         ----------         ----------

NET (LOSS)/INCOME                                   $   (1,926)        $      757         $   (6,630)        $    1,493
                                                    ==========         ==========         ==========         ==========

Net (Loss)/Income Per Share                         $     (.39)        $      .15         $    (1.33)        $      .30
                                                    ==========         ==========         ==========         ==========


Weighted average number of common
  shares outstanding during period                   5,000,850          5,000,850          5,000,850          5,000,850


                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                                    FOR THE NINE MONTHS ENDED
                                                                  -----------------------------
                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                      1995            1994
                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)/income                                                $ (6,630)        $ 1,493
 Adjustments to reconcile net (loss)/income to net
   cash (used in) provided by operations:
     Depreciation and amortization
       (including debt issuance costs)                               3,591           1,656
     Straight-lining of rental income                               (1,147)         (1,227)
     Gain on sale of real estate                                       -              (161)
     Equity in real estate operations (net of
       contributions of $951 and $839
       in 1995 and 1994)                                            (3,082)         (1,196)
 Change in assets and liabilities:
     Accounts receivable                                              (366)             (2)
     Note receivable                                                 4,550             -
     Amounts due to Vornado Realty Trust and its affiliate          (1,355)            268
     Liability for postretirement healthcare benefits                 (126)            -
     Taxes payable and accrued liabilities                               2            (241)
     Other                                                          (1,459)          2,088
                                                                  --------         -------
Net cash (used in)/provided by operating activities of
   continuing operations                                            (6,022)          2,678

Payment of liabilities of discontinued operations                  (28,425)         (5,206)
                                                                  --------         -------

Net cash used in operating activities                              (34,447)         (2,528)
                                                                  --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate                                      (28,480)         (6,946)
     Cash restricted for construction financing                     (6,098)            -
     Cash restricted for operating liabilities                     (14,684)            775
     Proceeds from sale of real estate                                 -               200
                                                                  --------         -------
Net cash used in investing activities                              (49,262)         (5,971)
                                                                  --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of secured debt                                      138,425          10,000
     Debt repayments                                               (39,766)           (775)
     Deferred debt expense                                          (5,553)         (2,349)
                                                                  --------         -------
Net cash provided by financing activities                           93,106           6,876
                                                                  --------         -------

Net increase (decrease) in cash and cash equivalents                 9,397          (1,623)
Cash and cash equivalents at beginning of period                     2,363           7,043
                                                                  --------         -------

Cash and cash equivalents at end of period                        $ 11,760         $ 5,420
                                                                  ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments for interest (including capitalized
   interest of $4,569 and $1,329)                                 $ 11,499         $ 4,931
                                                                  ========         =======

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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      After giving effect to the additional borrowings and debt repayments noted above, a summary of maturities of long-term debt is as follows (amounts in thousands):

                          Year ended December 31,
                                  1995                     $    111
                                  1996                          473
                                  1997                          500
                                  1998                      135,680
                                  1999                       14,204
                                  Thereafter                 22,645
                                                           --------
                                                           $173,613
                                                           ========

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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities of $34,447,000 for the nine months ended September 30, 1995 was comprised of: (i) a net loss of $6,630,000, (ii) adjustments for non-cash items of $638,000, and (iii) the payment of liabilities of discontinued operations of $28,425,000, offset by (iv) a net change in operating assets and liabilities of $1,246,000.

    Cash used in operating activities of $2,528,000 for the nine months ended September 30, 1994, was comprised of: (i) the payment of liabilities of discontinued operations of $5,206,000, offset by (ii) net income of $1,493,000, less adjustments for non-cash items of $928,000, and (iii) a net change in operating assets and liabilities of $2,113,000.

    Net cash used in investing activities of $49,262,000 for the nine months ended September 30, 1995, was comprised of capital expenditures of $28,480,000, cash restricted for construction financing of $6,098,000 and cash restricted for operating liabilities of $14,684,000. Net cash used in investing activities of $5,971,000 for the nine months ended September 30, 1994, was comprised primarily of capital expenditures.

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




                                                      ALEXANDER'S, INC.
                                            ------------------------------------
                                                        (Registrant)




Date:  December 20, 1995                              /s/ Joseph Macnow
                                            ------------------------------------
                                                        JOSEPH MACNOW
                                             Vice President - Chief Financial
                                            Officer and Chief Accounting Officer