Form 10-K405
period 1995-12-31
ALEXANDERS INC
filed 1996-03-26
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 57

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 1995

                         Commission file number: 1-6064

                                ALEXANDER'S, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                 51-0100517
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Park 80 West, Plaza II, Saddle Brook, New Jersey                    07663
---------------------------------------------------              -----------
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the New York Stock Exchange on March 1, 1996) was approximately $146,964,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---   ---

5,000,850 shares of the Registrant's common stock, par value $1 per share, were outstanding as of March 1, 1996.

                       Documents Incorporated by Reference
                       -----------------------------------

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 22, 1996.

                                                 TABLE OF CONTENTS




                    Item                                                                         Page
                    ----                                                                         ----
PART I.              1.    Business                                                                 3

                     2.    Properties                                                               8

                     3.    Legal Proceedings                                                       13

                     4.    Submission of Matters to a Vote of Security Holders                     13

                           Executive Officers of the Company                                       14

PART II.             5.    Market for Registrant's Common
                           Equity and Related Stockholder Matters                                  15

                     6.    Selected Financial Data                                                 16

                     7.    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                           17

                     8.    Financial Statements and Supplementary Data                             22

                     9.    Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                  22

PART III.           10.    Directors and Executive Officers of the Registrant                             (1)

                    11.    Executive Compensation                                                         (1)

                    12.    Security Ownership of Certain
                           Beneficial Owners and Management                                               (1)

                    13.    Certain Relationships and Related Transactions                                 (1)

PART IV.            14.    Exhibits, Financial Statement
                           Schedules, and Reports on Form 8-K                                      43


SIGNATURES                                                                                         44

---------------------------


(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1995, which is incorporated by reference.

                                     PART I


Item 1.  Business

GENERAL

         Alexander's, Inc. ("the Company") is a real estate company engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores (which ceased operations in 1992) formerly operated. The Company believes that its properties, which are located in New York City and Bergen County, New Jersey, offer advantageous retail opportunities, principally because of their size and location in areas where comparable store sites are not readily available.

         Alexander's has nine properties consisting of:

         Operating properties:
                    (i) a recently redeveloped 359,000 square foot building, two-thirds of which is leased to Sears and Marshalls, on Queens Boulevard and 63rd Road in Rego Park, Queens, New York ("Rego Park I"),
         (ii) a 50% interest in the 427,000 square feet of mall stores at the Kings Plaza regional shopping center on Flatbush Avenue in Brooklyn, New York, (iii) a 303,000 square foot building leased to Caldor on Fordham Road in the Bronx, New York, (iv) a 177,000 square foot building subleased to Caldor at Roosevelt Avenue and Main Street in Flushing, New York and (v) a 173,000 square foot building leased to an affiliate of Conway located at Third Avenue and 152nd Street in the Bronx, New York, and

         Non-operating properties to be redeveloped:
                    (i) the square block, including a 418,000 square foot building, bounded by Lexington Avenue and Third Avenue and 58th and 59th Streets in Manhattan, New York, in which the Company has the general partnership interest and a 92% limited partnership interest,
         (ii) 39.3 acres at the intersection of Routes 4 and 17 in Paramus, New Jersey, (iii) a 320,000 square foot anchor store which is one of the two anchor stores at the Kings Plaza regional shopping center and (iv) one and one-half blocks of vacant land adjacent to the Rego Park I location ("Rego Park II").

         See Item 2 "Properties" for additional information.

         Caldor accounted for approximately 56% and 64% of the Company's consolidated revenues for the years ended December 31, 1995 and 1994, respectively. Revenues from the Conway lease represented approximately 13% and 14% of the Company's consolidated revenues for the years ended December 31, 1995 and 1994, respectively. On September 18, 1995, Caldor filed for relief under Chapter 11 of the United States Bankruptcy Code. The loss of property rental payments under any of these leases could have a material adverse effect on the financial condition and results of operations of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - page
20).

         Alexander's current operating properties (five of its nine properties) do not generate sufficient cash flow to pay all of its expenses. The Company's four non-operating properties (Lexington Avenue, Paramus, the Kings Plaza Store and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the redevelopment properties, the Company expects that cash flow will become positive.

         The Company estimates that the fair market value of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity. Alexander's continues to evaluate its needs for capital, which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. In addition, the Company may receive the proceeds from certain tax certiorari and/or condemnation proceedings -- see
Item 2 "Paramus Property" and "Tax Certiorari Proceedings" on page 6. Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

         The Company intends to file, with its federal income tax return for 1995, an election to be taxed as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for the taxable year ended December 31, 1995 - see "Reconstitution as a REIT" on page 5.

         The Company's principal executive office is located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663, telephone (201) 587-8541.

         Relationship with Vornado Realty Trust ("Vornado")

         On March 2, 1995, Vornado, which previously owned 2.2% of the Company's Common Stock, purchased 27.1% of the Company's Common Stock owned by Citibank, N.A. In connection with the acquisition, Vornado and a bank lent the Company $75,000,000. The loan has a three-year term and is secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- 1995 Financings"). In addition, Vornado agreed to act as manager of the Company pursuant to a three-year management and development agreement (the "Management Agreement"). Vornado is a fully integrated real estate company with significant experience in the ownership, development, redevelopment, leasing, operation and management of retail and industrial properties.

         The annual management fee payable by the Company to Vornado is $3,000,000, plus 6% of development costs with a minimum guaranteed fee for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years. On July 6, 1995, Vornado assigned its Management Agreement to Vornado Management Corp., an affiliate of Vornado.

         The fee pursuant to the Management Agreement is in addition to the leasing fee the Company pays to Vornado under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992. Subject to the payment of rents by tenants, Vornado is due $7,868,000. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. The term of the Leasing Agreement has been extended to be coterminous with the term of the Management Agreement.

         Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. Interstate owns 27.1% of the outstanding common stock of the Company and owns 27.7% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 3.3% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 32.1% of the outstanding common shares of beneficial interest of Vornado.

         Effective March 2, 1995, for a three-year period, Vornado and Interstate agreed not to own in excess of two-thirds of the Company's common stock or to enter into certain other transactions with the Company, other than the transactions described above, without the consent of the Company's independent directors.

         Emergence From Chapter 11

         In May 1992, at a time when the Company's business consisted of retail store operations, the Company and sixteen of its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). In September 1993, the Bankruptcy Court confirmed the Joint Plan of Reorganization (the "Plan"), pursuant to which the Company and its subsidiaries reorganized their business as a real estate company.

         In March 1995, the Company paid holders of allowed general unsecured claims in full, together with accrued interest in respect of their claims. Such payments aggregated $24,000,000. The Official Committee of Unsecured Creditors has been dissolved and all secured and unsecured creditors having allowed claims in the Bankruptcy Court cases have received the cash payments or debt instruments contemplated to be delivered to them under the Plan. A number of claims are being disputed by the Company and therefore are not allowed claims. An escrow account has been established for the resolution of these claims. The Bankruptcy Court has retained jurisdiction to resolve these disputed claims and for other limited purposes.


         1995 Financings

         The Company borrowed approximately $148,000,000 during 1995. The proceeds of these borrowings were used primarily for (i) construction costs associated with the Rego Park I property of $26,700,000, (ii) prepayment of $39,600,000 of outstanding funded debt and $24,000,000 of allowed general unsecured claims, (iii) funding of (a) interest-bearing escrow accounts for unpaid real estate taxes ($7,000,000) and the remaining disputed claims in the Bankruptcy Court cases as they become allowed ($4,000,000) and (b) collateral accounts for the Rego Park I construction ($6,000,000) and (iv) payment of $40,700,000, net, of overhead, interest and property carrying costs. Substantially all of the assets of the Company and its subsidiaries have been pledged and /or mortgaged to secure such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -- 1995 Financings".

RECONSTITUTION AS A REIT

         To qualify for taxation as a REIT, the Company must meet various federal income tax law requirements. In general, a REIT that distributes to its stockholders at least 95% of its taxable income as a dividend for a taxable year and that meets certain other conditions will not be taxed on income distributed that year. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its stockholders in any year in which the Company fails to so qualify will not be deductible by the Company in computing its taxable income, nor generally will they be required to be made under the Code.

         As of December 31, 1995, the Company had reported net operating loss carryovers ("NOLs") of approximately $130,000,000 of which approximately $5,000,000, $52,000,000, $22,000,000, $15,000,000, $16,000,000 and $20,000,000
expire in 2005, 2006, 2007, 2008, 2009 and 2010, respectively. The Company's NOLs generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed to its stockholders. The Company currently does not anticipate making any distributions during 1996.

         To help maintain its eligibility to be taxed as a REIT and reduce the risk of triggering limitations on the use of its existing NOLs, the Company has included certain restrictions relating to the transfer and ownership of its securities in its Amended and Restated Certificate of Incorporation. Such restrictions are applicable even if a REIT election is not made.

TAX CERTIORARI PROCEEDINGS

         In December 1995, the Company completed a tax certiorari proceeding with the City of New York regarding the Kings Plaza Shopping Center property. The Company and its joint venture partner have agreed with the City of New York to a reduction in the assessed values covering the tax years 1988/1989 through 1995/1996, generating tax credits of $28,350,000. The Company's allocated share of these credits, approximately $8,600,000, net of expenses, was recorded as follows: (i) $6,100,000 as income from discontinued operations and (ii) $2,500,000 as a reduction of previously capitalized real estate taxes. As a result of this settlement, all amounts held in escrow for unpaid real estate taxes ($8,000,000) are being released.

         The Company continues to negotiate certiorari proceedings with the City of New York on several of its other properties.

         Alexander's Department Stores of Valley Stream, Inc. ("ADS of Valley Stream") is a party to a tax certiorari proceeding against The Board of Assessors and The Board of Assessment Review of the County of Nassau (the "Board") for overpayment of taxes on its former Valley Stream store property during the assessment rolls from 1986 to 1992. In January 1995, the Supreme Court of Nassau County, New York ruled that ADS of Valley Stream is entitled to an assessment reduction which would result in a refund of approximately $10,100,000 (including interest currently aggregating $3,500,000). Both the Board and the Company have appealed the Court's decision.

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

         The results of a 1993 Phase I environmental study at the Kings Plaza Shopping Center's ("Center") property show that certain adjacent properties owned by third parties have experienced petroleum hydrocarbon contamination. Based on this study and preliminary investigation of the Center's property and its history, there is potential for contamination on the property. The study also revealed an underground storage tank which failed an integrity test, although no contamination has been observed to date. The tank failure has been reported to the New York State Department of Environmental Conservation ("DEC") and the tank was fixed in early 1994. In October 1994, independent testing revealed that all of the Center's underground storage tanks (used for storing heating oil) and related distribution lines passed a tank and line leak status test. Such results were furnished to the DEC. If contamination is found on the property, the Center may be required to engage in remediation activities; management is unable to estimate the financial impact of potential contamination if any is discovered in the future. If further investigations reveal that there is contamination on its site, since the Center believes such contamination would have resulted from activities of third parties, the Center intends to pursue all available remedies against any of these third parties.

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

EMPLOYEES

         The Company currently employs two people.

Item 2.  Properties

         The following table shows the location, approximate size and leasing status as of December 31, 1995 of each of the Company's properties.

                                              Approximate            Approximate
                                                 Land              Building Square
                                                Square                Footage/
                                            Footage ("SF")            Number of
     Property              Ownership           or Acreage               Floors                          Leasing Status
   ------------            ---------        ---------------        ---------------                    ------------------
OPERATING PROPERTIES

  Rego Park I              Owned               4.8 acres              359,000/3         Two-thirds leased to Sears and Marshalls.
   Queens Blvd. &                                                         (1)
   63rd Rd.
   Rego Park, New York

  Kings Plaza Shopping     50% Owned          24.3 acres              427,000/2         88% occupied by approximately
   Center & Marina                                                      (1)(2)          120 tenants
   (Kings Plaza Mall)
   Flatbush Avenue
   Brooklyn, New York

  Fordham Road &           Owned               92,211 SF              303,000/5         100% leased to Caldor
   Grand Concourse
   Bronx, New York

  Roosevelt Avenue &       Leased (3)          44,975 SF              177,000/4         100% subleased to Caldor
   Main Street                                                            (1)
   Flushing, New York

  Third Avenue &           Owned               60,451 SF              173,000/4         100% leased to an affiliate of Conway
   152nd Street
   Bronx, New York
                                                                      ---------
                                                                      1,439,000
                                                                      =========

REDEVELOPMENT PROPERTIES

  Square block at East     92% Owned           84,420 SF              591,000/6         Discussions with potential tenants.
   59th Street &           (4)                                          (1)(5)
   Lexington Avenue
   New York, New York

  Routes 4 & 17            Owned              39.3 acres                --              Discussions with potential tenants.
   Paramus, New Jersey

  Kings Plaza Store        Owned              Included in             320,000/4         Discussions with potential tenants.
   Flatbush Avenue                          Shopping Center
   Brooklyn, New York                         Total Above

  Rego Park II             Owned               6.6 acres                --              One and one-half square blocks of
   Queens, New York                                                                     vacant land

(1)  Excludes parking garages.

(2)  Excludes approximately 150,000 square feet of enclosed, common area space.

(3)  Leased to the Company through January 2027.

(4) The Lexington Avenue property is owned by Seven Thirty One Limited Partnership (the "Partnership"), of which 7.64% is owned by non-affiliated limited partners.

(5) The Lexington Avenue property is comprised of the Main Building, containing approximately 418,000 square feet, and several smaller buildings, containing approximately 173,000 square feet.

Operating Properties:

Rego Park I

     The Rego Park I property encompasses the entire block fronting on Queens Boulevard and bounded by 63rd Road, 62nd Drive, 97th Street and Junction Boulevard, and includes the Company's former three-floor store.

     The Company has leased 195,000 square feet to Sears comprising the entire first floor and approximately two-thirds of the second floor. The balance of the second floor, approximately 39,000 square feet, has been leased to Marshalls. Rents pursuant to these leases commenced in March 1996. The lease with Sears expires in March 2021 and the lease with Marshalls expires in September 2008 (March 2021 including renewal option). The existing building has been redeveloped and a multi-level parking structure has been constructed. The parking structure is being operated for the benefit of the Company, and provides paid parking spaces for approximately 1,200 vehicles. In connection with this redevelopment, the Company has expended approximately $26,700,000 during the year ended December 31, 1995, and expects to expend approximately $11,000,000 through the first half of 1996 to complete the project. At December 31, 1995 there was $12,200,000 available under a $60,000,000 construction loan to fund these expenditures.

     The Company had leased the entire third floor (125,000 square feet) to Caldor. On February 28, 1996, Caldor filed for Bankruptcy Court approval to reject the lease. After the Bankruptcy Court's approval, Caldor would no longer have any obligations under this lease. Alexander's will file a claim for damages based on such rejection. The Company is currently in discussions with several major retailers to re-lease this space.



     Kings Plaza Shopping Center

     The Kings Plaza Shopping Center and Marina (the "Kings Plaza Shopping Center") comprises a two-level mall (the "Kings Plaza Mall" or the "Mall"), and two four-level anchor stores. It contains approximately 1.1 million square feet and occupies a 24.3-acre site at the intersection of Flatbush Avenue and Avenue U located in Brooklyn, New York. Among its features are a marina, a five-level parking structure and an energy plant that generates the shopping center's electrical power. The Company owns one anchor store in the shopping center of approximately 320,000 square feet (see "Kings Plaza Store" - Redevelopment Properties), and an undivided one-half interest in the Mall (see Kings Plaza
Mall). The other anchor is a Macy's store.

Kings Plaza Mall

     The Mall contains approximately 427,000 leasable square feet. As of December 31, 1995, 88% of the leasable area was leased to approximately 120 tenants.

     The following table shows lease expirations for the next ten years, assuming none of the tenants exercise renewal options:

                                                                                       Percent of Total    Percent of
                                Approximate                          Annualized Fixed    Leased Square     1995 Gross
                  Number of   Leased Area in    Annualized Fixed        Rent Under          Footage       Annual Rental
                   Leases    Square Feet Under     Rent Under         Expiring Leases   Represented by   Represented by
         Year     Expiring    Expiring Leases    Expiring Leases      per Square Foot   Expiring Leases  Expiring Leases
         ----     --------    ---------------    ---------------      ---------------   ---------------  ---------------
         1996        10           28,159           $  370,618             $13.16             6.60%             3.25%
         1997         7           25,549              498,303              19.50             5.99%             4.37%
         1998         5           11,471              281,610              24.55             2.69%             2.47%
         1999         4            7,720              446,569              57.85             1.81%             3.92%
         2000        13           29,091            1,369,727              47.08             6.82%            12.01%
         2001        15           81,018            2,487,507              30.70            18.98%            21.81%
         2002        13           42,207            1,591,188              37.70             9.89%            13.95%
         2003        12           26,510            1,210,055              45.65             6.21%            10.61%
         2004         3           25,819            1,236,055              47.87             6.05%            10.84%
         2005         4           27,253              622,400              22.84             6.38%             5.46%



The following table shows the occupancy rate and the annual rent per square foot as of:

                                                                     Annual Rent
                                           Occupancy Rate          Per Square Foot
                                           --------------          ---------------
              December 31, 1995                  88%                       $27.54
                June 30, 1994                    88%                       $24.91
                June 30, 1993                    90%                       $24.77
                June 30, 1992                    86%                       $21.92
                June 30, 1991                    84%                       $18.32

     Centercorp, Inc. manages the Mall. Interstate Properties, through Vornado, is the leasing agent.

     The Company's share of the mortgage on the Kings Plaza Mall property, which matures on December 1, 2001, is $4,583,000 at December 31, 1995. The interest rate is 8 1/2%. Since the Kings Plaza Mall is an unconsolidated joint venture, the mortgage on the Kings Plaza Mall is not reflected on the Company's books and records.

Fordham Road

     The Company owns the Fordham Road property, which is located at the intersection of Fordham Road and the Grand Concourse in the Bronx, New York. The property includes a five-floor building containing approximately 303,000 square feet located in the center of a shopping complex in one of the busiest shopping areas of the Bronx.

     The Company net leased the Fordham Road property to Caldor. The lease commenced in April 1993 and expires in March 2013 (March 2028 including renewal option). The minimum annual base rent for 1995 under the lease was $3,537,000, or $11.67 per square foot. Further, the lease provides for percentage rent. Caldor has invested a substantial amount in refurbishing the Fordham Road store, including the installation of new heating and lighting systems, escalators and elevators.

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

     The Company leases the Flushing property from its owner under a long-term lease. Under the lease, the Company is obligated to pay net rent to the owner of the Flushing property in the amount of $496,000 per year through January 1997, $331,000 per year from January 1997 through 2007, $220,000 per year from January 2007 through 2017 and $147,000 per year from January 2017 through January 2027.

     The Company net subleased the Flushing property (other than the portion currently being used as a parking garage) to Caldor. The lease commenced in April 1993 and expires in January 2027. The minimum annual base rent for 1995 under the lease was $2,600,000 or $14.97 per square foot. Further, the lease provides for percentage rent.

     The parking garage, which was not subleased to Caldor, provides parking for approximately 343 cars and currently generates approximately $120,000 of annual revenues (before expenses of approximately $95,000).

Third Avenue

     The Company owns the Third Avenue property, a four-floor building and a small surface parking lot located at the intersection of Third Avenue and 152nd Street in the Bronx, New York. The store is located in a densely populated neighborhood.

     The Third Avenue property is net leased to an affiliate of Conway, a New York area discount retailer. The lease commenced in May 1993 and expires in April 2023. The minimum annual base rent for 1995 under the lease was $1,150,000 or $6.65 per square foot.

Redevelopment Properties:

Lexington Avenue

     As of December 31, 1995, the Company owns an approximately 92% interest in the Seven Thirty One Limited Partnership (the "Partnership"), a limited partnership which owns the Lexington Avenue property. This property comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street and is situated in the heart of one of Manhattan's busiest business and shopping districts with convenient access to several subway and bus lines. The property is located directly across the street from Bloomingdale's flagship store and only a few blocks away from both Fifth Avenue and 57th Street. The Company is considering redeveloping the existing former store building principally for retail use at an estimated cost of approximately $20 million to $25 million. No development decisions have been finalized.

     The Company believes that, along with a number of other locations, a portion of the Lexington Avenue property has been considered by the Port Authority of New York and New Jersey (the "Port Authority") for the site of the terminus for a rail link from midtown Manhattan to LaGuardia and Kennedy Airports. Recent statements by Port Authority officials have indicated that the rail link between midtown Manhattan and the airports is not likely to be developed in the foreseeable future. Since the nature and scope of any plans being considered by the Port Authority, and whether any such plans would ultimately affect the Lexington Avenue property, cannot be fully assessed by the Company at this time, it is impossible to determine the ultimate effect that a taking, or any uncertainty with respect thereto, would have on the Company's use or development of the Lexington Avenue property.

Paramus

     The Company owns 39.3 acres of land, including its former store building, located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The Company's property is located directly across from the Garden State Plaza regional shopping mall, within two miles of three other regional shopping malls and within 10 miles of New York City.

     The State of New Jersey has notified the Company of its intention to condemn approximately 10 acres (one-quarter) of the Paramus property. The land subject to condemnation is located on the periphery of the property and will be used for improvements at this major intersection. The New Jersey Department of Transportation ("DOT") has made an offer to purchase the land which is the subject of the condemnation proceeding for $15,400,000 based on an appraisal performed on its behalf. The Company is negotiating with the DOT to attempt to reach agreement on the value and other terms. In the event that the Company and the DOT do not reach agreement, a formal process may be initiated by the DOT, pursuant to which, among other things, a group of independent commissioners will be appointed by a court to adjudicate the disputed matters.

     The Company is considering various options with respect to the redevelopment of the Paramus property, including razing its former store building and developing a new shopping center which may be multi-level. The Company anticipates leasing space to "big box" users and estimates redevelopment costs of approximately $50 million to $60 million.

     Prior to New Jersey's notification of its intent to condemn a portion of the property, Alexander's had a redevelopment plan for the use of all of the site and had signed leases with two tenants (Home Depot and B.J.'s Wholesale Clubs). These leases are no longer in effect because governmental approvals to begin construction could not be obtained on a timely basis as a result of the pending condemnation.

     The Paramus property is subject to a mortgage securing a $13,591,000 loan which matures on December 31, 1998. The interest rate (currently 8.08% at December 31, 1995) is a floating rate, fixed annually, equal to 2.5% above the one-year U.S. Treasury bill rate with a floor of 6.5%. The loan is prepayable at anytime.


Kings Plaza Store

     The Company's anchor store in the Kings Plaza Shopping Center is a four-floor building containing approximately 320,000 square feet. Access to the Store is available from entrances on Flatbush Avenue and the parking lot and from entrances on both levels of the Mall.

     The Company is having discussions with major retailers and with other "big box" retailers who lease large spaces. The Company may need to demise the property and install vertical transportation which may have an improvement cost between $10 million and $20 million and will take from six to twelve months to complete.


Rego Park II

     The Company owns two additional land parcels adjacent to the Rego Park I property. They are the entire square block bounded by the Long Island Expressway, 97th Street, 62nd Drive and Junction Boulevard (the "Back Lot"), and a smaller parcel of approximately one-half square block at the intersection of 97th Street and the Long Island Expressway (the "Z Parcel"). Both parcels are currently zoned for residential use with the Z parcel having a commercial zoning overlay. Both parcels are being used for public paid parking. The Company intends to continue to use these properties for paid parking while it evaluates the feasibility of having these properties re-zoned for commercial use.

Insurance

     The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with policy specifications and insured limits customarily carried for similar properties. Management of the Company believes that the Company's insurance coverage conforms to industry norms.

Item 3.    Legal Proceedings


      See Item 1, "Business -- Tax Certiorari" for a discussion of the tax certiorari proceedings involving Alexander's Department Stores of Valley Stream, Inc.

     The Company has no significant litigation, except for the matters referred to herein, and the matters referred to in Footnote 5 of the Notes to Consolidated Financial Statements relating to the final resolution of all claims filed or continuing to be filed against the Company in the Company's bankruptcy proceedings. Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.


Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

Executive Officers of the Company

     The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.

                                            Principal Occupation, Position and Office (current and during the past
    Name                 Age                five years with the Company unless otherwise stated)
    ----                 ---                ----------------------------------------------------------------------

Stephen Mann             58                 Chairman of the Board of Directors since March 2, 1995; Interim
                                            Chairman of the Board of Directors from August, 1994 to March 1,
                                            1995; Chairman of the Clifford Companies since 1990; and, prior thereto, counsel to Mudge Rose Guthrie Alexander & Ferdon, attorneys.


Steven Roth              54                 Chief Executive Officer of the Company since March 2, 1995;
                                            Chairman of the Board and Chief Executive Officer of Vornado since
                                            May 1989; Chairman of Vornado's Executive Committee of the Board
                                            since April 1988; and the Managing General Partner of Interstate, a
                                            developer and operator of shopping centers and an investor in securities and partnerships.


Joseph Macnow            50                 Vice President and Chief Financial Officer of the Company since
                                            August 1995 and Vice President and Chief Financial Officer of Vornado
                                            since 1985.


Brian M. Kurtz           47                 Executive Vice President and Chief Administrative Officer from July,
                                            1994 to the present; Senior Vice President and Chief Administrative
                                            Officer from March 1993 to July 1994; Senior Vice President and
                                            Controller from January 1989 to March, 1993; and Vice President-
                                            Controller from December 1985 to January 1989.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        Equity and Related Stockholder Matters

        The common stock, par value $1.00 per share, of the Company is traded on the New York Stock Exchange under the symbol "ALX". Set forth below are the high and low sales prices for the Company's common stock for each full quarterly period within the two most recent years:

                                      High                       Low
                                      ----                       ---
         1st  Quarter 1995          $ 54                       $ 49 3/4
         2nd  Quarter 1995            58 5/8                     51 3/8
         3rd  Quarter 1995            61 3/8                     55 1/4
         4th  Quarter 1995            69 3/4                     60

                                      High                       Low

         1st  Quarter 1994          $ 60 1/2                   $ 52 1/4
         2nd  Quarter 1994            55 3/4                     51 5/8
         3rd  Quarter 1994            58                         51 1/2
         4th  Quarter 1994            54 1/4                     48 7/8

         As of December 31, 1995, there were approximately 2,000 holders of record of the Company's common stock. No dividends were paid in 1995 and 1994. The Company currently does not anticipate paying any dividends during 1996.

Item 6.  Selected Financial Data

         Summary of Selected Financial Data
         (Dollars in thousands, except per share data)
                                                                     Five Months
                                              Year Ended               Ended(1)         Fiscal Year Ended
                                    ------------------------------   -----------  --------------------------------
                                    Dec. 31,   Dec. 31,   Dec. 31,     Dec. 31,   July 31,     July 25,   July 27,
                                      1995       1994       1993         1993     1993(2)        1992       1991
                                    --------   --------   --------   -----------  --------    ---------   --------
Operating data:
    Total revenues                  $ 14,016   $ 12,674   $ 10,150    $  5,596    $  5,948    $   2,207   $  1,504
    Gains on sales of real estate
      leases                              --        161      7,686          --      28,779           --         --

(Loss)/income from continuing
  operations                          (7,696)     4,033      9,644         946      27,151      (14,630)      (300)

Income/(loss) from discontinued
  operations                          10,133         --       (280)         --        (477)    (118,198)    (3,882)

Cumulative effect of change in
  accounting                              --         --         --          --     (21,449)          --         --

Net income/(loss)                      2,437      4,033      9,364         946       5,225     (132,828)    (4,182)

(Loss)/income per common share:
    Continuing operations              (1.54)       .81       1.93         .19        5.45        (2.94)      (.06)
    Discontinued operations             2.03         --       (.05)         --        (.09)      (23.75)      (.78)
    Cumulative effect of change in
      accounting                          --         --         --          --       (4.31)          --         --
    Net income/(loss) per share          .49        .81       1.88         .19        1.05       (26.69)      (.84)

Balance sheet data:
    Total assets                    $198,541   $109,419   $ 92,917    $ 92,917    $113,572    $ 113,384   $188,057
    Real estate                      150,435     84,658     70,882      70,882      71,325       84,906     56,174
    Debt                             182,883     52,842     43,520      43,520      44,359       53,187     46,473
    (Deficiency in net assets)/
      stockholders' equity           (19,136)   (21,573)   (25,606)    (25,606)    (26,552)     (32,980)    99,720


1. In November 1993, the Company changed to a calendar year from a fiscal year ending on the last Saturday in July.

2.  Includes 53 weeks.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

RESULTS OF OPERATIONS

              Continuing Operations - Years Ended December 31, 1995
                              and December 31, 1994

         The Company's revenues, which consist of property rentals, tenant expense reimbursements, equity in income of unconsolidated joint venture and parking lot revenue were $14,016,000 in 1995, compared to $12,674,000 in 1994, an increase of $1,342,000 or 10.6%. This increase resulted primarily from an increase in the equity in income of the unconsolidated joint venture (the Kings Plaza Shopping Center).

         Operating expenses were $2,795,000 in 1995, compared to $1,714,000 in 1994, an increase of $1,081,000. Of this increase (i) $700,000 was fees under the Management Agreement, (ii) $234,000 was higher real estate taxes, maintenance and utility expenses, which were primarily passed through to tenants and (iii) $147,000 was bad debt expense. Operating expenses are offsets to both tenant expense reimbursements and parking lot revenue.

         General and administrative expenses were $5,087,000 in 1995, compared to $2,983,000 in 1994, an increase of $2,104,000. This increase resulted from
(i) professional fees of $1,134,000, primarily related to the Company's REIT formation, (ii) non-recurring payroll and other costs of $622,000 related to the Company's closing of its New York City office and (iii) fees under the Management Agreement ($1,800,000) exceeding 1994 expense levels by $348,000.

         Depreciation and amortization expense in 1995 did not change significantly from 1994.

         Reorganization costs were $1,938,000 in 1995, compared to $3,721,000 in 1994, a decrease of $1,783,000. These expenses were primarily due to professional fees incurred in connection with investigating financing alternatives, becoming a REIT and bankruptcy expenses. As stated in the Company's second quarter Form 10-Q, the Company expects no further significant reorganization costs, and in the third and fourth quarters of this year incurred no such costs.

         Interest and debt expense was $13,156,000 in 1995, compared to $3,331,000 in 1994, an increase of $9,825,000. Of this increase approximately
(i) $6,000,000 was attributable to higher levels of debt, (ii) $200,000 was attributable to higher interest rates, (iii) $1,800,000 was attributable to the amortization of debt issuance costs, and (iv) $2,200,000 resulted primarily from interest and debt expense for 1994 being charged against the accrual for losses from discontinued operations. This increase was partially offset by a $400,000 increase in interest capitalized during development.

         Interest and other income, net was $1,716,000 in 1995 compared to $4,768,000 in 1994, a decrease of $3,052,000. This decrease resulted from other income of $4,550,000 recorded in 1994 from the settlement of a zoning-related matter, partially offset by higher interest income earned in 1995 on increased average cash invested due to additional borrowings.

         As a result of the Company's intention to elect to be taxed as a REIT for the year ended December 31, 1995, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit.

             Discontinued Operations - Year Ended December 31, 1995

         The Company recorded income from discontinued operations of $10,133,000 comprising (i) $6,133,000 from the settlement of a tax certiorari proceeding with the City of New York regarding the Kings Plaza Shopping Center and (ii) $4,000,000 resulting from the reduction of other liabilities of discontinued operations to amounts considered necessary to cover the remaining estimates of these liabilities.

                              Continuing Operations
         Years Ended December 31, 1994 and December 31, 1993 (Unaudited)

         The Company's revenues, which consist of property rentals, tenant expense reimbursements, equity in income of unconsolidated joint venture and parking lot revenue, were $12,674,000 in 1994, compared to $10,150,000 in 1993, an increase of $2,524,000 or 24.9%. The increase was due primarily to the commencement of rents under new long-term leases during the second quarter of 1993.

         Operating expenses were $1,714,000 in 1994, compared to $1,290,000 in 1993, an increase of $424,000. This increase was due primarily to expenses being charged against the accrual for losses from discontinued operations during the first quarter of 1993. Operating expenses are offsets to both tenant expense reimbursements and parking lot revenue.

         General and administrative expenses were $2,983,000 in 1994, compared to $1,041,000 in 1993, an increase of $1,942,000. This increase was primarily a result of certain expenses being charged against the accrual for losses from discontinued operations during the first nine months of 1993.

         Depreciation and amortization expense in 1994 did not change significantly from 1993.

         Reorganization costs were $3,721,000 in 1994, compared to $4,400,000 in 1993, a decrease of $679,000. This decrease resulted primarily from (a) a reduction in legal fees of $1,994,000 due to the confirmation of a plan of reorganization in September 1993 and the settlement of allowed general unsecured claims, offset by (b) an increase in professional fees in connection with the investigation of financing alternatives and the conversion of the Company to a REIT.

         Interest and debt expense was $3,331,000 in 1994, compared to $855,000 in 1993, an increase of $2,476,000. Of this increase (i) approximately $637,000 was attributable to a short-term loan obtained by the Company in September, 1994, (ii) $376,000 resulted from the nonpayment of real estate taxes in 1994, and (iii) approximately $1,463,000 resulted from a substantial portion of interest and debt expense for 1993 being charged against the accrual for losses from discontinued operations during the first nine months of 1993.

         Interest and other income was $4,768,000 in 1994, compared to $1,270,000 in 1993, an increase of $3,498,000. This increase resulted from the net of (i) $4,550,000 recorded in 1994 from the settlement of a zoning-related matter, (ii) the receipt in 1993 of approximately $421,000, representing the Company's pro rata receipt, net of expenses, from its unsecured allowed claim in an unrelated bankruptcy proceeding and (iii) a refund in 1993 of approximately $489,000 for real estate taxes previously paid.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position, including short-term investments, was $8,471,000 at December 31, 1995, as compared to $2,363,000 at December 31, 1994, an increase of $6,108,000.

         CASH FLOWS

         Year Ended December 31, 1995

         Cash used in operating activities of $33,210,000 was comprised of: (i) the payment of liabilities of discontinued operations of $29,488,000, (ii) adjustments for non-cash items of $5,260,000 and (iii) a net change in operating assets and liabilities of $899,000, offset by net income of $2,437,000 (including income from discontinued operations of $10,133,000). The adjustments for non-cash items are comprised of (i) change in other liabilities of discontinued operations of $4,322,000, (ii) equity in income of unconsolidated joint venture of $4,285,000 and (iii) the effect of straight-lining of rental income of $1,340,000, offset by depreciation and amortization of $4,687,000.

         Net cash used in investing activities of $62,838,000 was comprised of
(i) capital expenditures of $45,933,000, (ii) cash restricted for construction financing of $6,181,000 and (iii) cash restricted for operating liabilities of $10,724,000.

         Net cash provided by financing activities of $102,156,000 was comprised of proceeds from the issuance of debt of $142,034,000 (net of deferred debt expense), offset by repayments of debt of $39,878,000.

         Year Ended December 31, 1994

         Cash used in operating activities of $1,831,000 for the year ended December 31, 1994, was comprised of: (i) the payment of liabilities of discontinued operations of $5,229,000 and (ii) adjustments for non-cash items of $751,000, offset by (iii) net income of $4,033,000 and (iv) a net change in operating assets and liabilities of $116,000. The adjustments for non-cash items are comprised of (i) equity in income of unconsolidated joint venture of $1,260,000, (ii) gain on sale of real estate of $161,000 and (iii) the effect of straight-lining of rental income of $1,581,000, offset by depreciation and amortization of $2,251,000.

         Net cash used in investing activities of $10,195,000 was comprised of additions to real estate of $11,170,000, offset by (i) the use of restricted cash of $775,000 and (ii) proceeds received on the sale of real estate of $200,000.

         Net cash provided by financing activities of $7,336,000 was comprised of proceeds from the issuance of debt (net of deferred debt expense) of $8,111,000, offset by $775,000 of debt repayments.

         Five Months Ended December 31, 1993

         Cash used in operating activities of $16,454,000 was comprised of the payment of liabilities of discontinued operations of $21,567,000, offset by (i) net income of $946,000, (ii) adjustments for non-cash items of $3,208,000 and
(iii) a net change in operating assets and liabilities of $959,000.

         Net cash used in investing activities of $2,178,000 was comprised of additions to real estate of $2,549,000, offset by cash restricted for operating liabilities of $371,000.

         Net cash used in financing activities of $2,991,000 was comprised of debt repayments of $2,314,000 and deferred debt expense of $677,000.

         Fifty-Three Weeks Ended July 31, 1993

         Cash used in operating activities of $26,224,000 was comprised of: (i) the payment of liabilities of discontinued operations of $27,422,000, (ii) adjustments for non-cash items of $27,547,000, offset by (iii) net income of $27,151,000 and (iv) a net change in operating assets and liabilities of $1,594,000. The adjustments for non-cash items is comprised of (i) $28,779,000 of gains on sales of real estate and real estate leases, (ii) equity in income of unconsolidated joint venture of $326,000 and (iii) the effect of straight-lining of rental income of $566,000, offset by depreciation and amortization of $2,124,000.

         Cash provided by investing activities of $35,534,000 resulted from (i) receipt of proceeds from the sales of real estate of $33,701,000 and (ii) cash restricted for operating liabilities of $1,833,000.

         Cash used in financing activities of $94,000 resulted from (i) payment of capital lease obligations of $144,000 and (ii) deferred debt expense of $575,000, offset by $625,000 resulting from the exercise of a stock option by a former officer of the Company.

         In connection with the redevelopment of the existing building and the construction of a multi-level parking structure on its Rego Park I property, the Company has expended approximately $26,700,000 during the year ended December 31, 1995, and expects to expend approximately $11,000,000 through the first half of 1996 to complete the project. At December 31, 1995, there was $12,200,000 available under a $60,000,000 construction loan to fund these expenditures. The Company estimates that its capital expenditure requirements for other redevelopment projects will include: (i) the redevelopment of the Paramus property at a cost of approximately $50,000,000 to $60,000,000, (ii) the demising of the Kings Plaza store and installation of vertical transportation which may have an improvement cost between $10,000,000 and $20,000,000 and (iii) the renovation of the existing former Lexington Avenue store building principally for retail use at an estimated cost of approximately $20,000,000 to $25,000,000. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

         On September 18, 1995, Caldor, which leases the Fordham Road and Flushing properties from the Company, filed for relief under Chapter 11 of the United States Bankruptcy Code. Caldor accounted for approximately 56% and 64% of the Company's consolidated revenues for the years ended December 31, 1995 and 1994. Caldor leased these properties "as is", expended the entire cost of refurbishing these stores and continues to pay rent on both of these locations. The loss of property rental payments under any of these leases could have a material adverse effect on the financial condition and results of operations of the Company. In addition, Caldor has failed to meet certain financial tests, which results in the Company being required, commencing January 1, 1996, to escrow net cash flow of approximately $500,000 per annum from the Fordham Road Property into an account of the lender as a reserve against future payments under the loan (see "1995 Financings").

         Caldor was also a lessee for a portion of the Rego Park I property. On February 28, 1996, Caldor filed for Bankruptcy Court approval to reject the lease. After Bankruptcy Court approval, Caldor would no longer have any obligations under this lease. Alexander's will file a claim for damages based on such rejection.

         Alexander's current operating properties (five of its nine properties) do not generate sufficient cash flow to pay all of its expenses. The Company's four non-operating properties (Lexington Avenue, Paramus, the Kings Plaza Store and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the redevelopment properties, the Company expects that cash flow will become positive.

         The Company estimates that the fair market values of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity. Alexander's continues to evaluate its needs for capital which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales.

         In December 1995, the Company completed a tax certiorari proceeding with the City of New York regarding the Kings Plaza Shopping Center property. The Company and its joint venture partner have agreed with the City of New York to a reduction in the assessed values covering the tax years 1988/1989 through 1995/1996, generating tax credits of $28,350,000. The Company's allocated share of these credits, approximately $8,600,000, net of expenses, was recorded as follows: (i) $6,100,000 as income from discontinued operations and (ii) $2,500,000 as a reduction of previously capitalized real estate taxes. As a result of this settlement, all amounts held in escrow for unpaid real estate taxes ($8,000,000) are being released.

         In addition, the Company may receive the proceeds from other tax certiorari and/or condemnation proceedings -- see Note 11 "Paramus Property" and "Tax Certiorari Proceedings".

         Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

1995 FINANCINGS

         The Company borrowed approximately $148,000,000 during 1995. The proceeds of these borrowings were used primarily for (i) construction costs associated with the Rego Park I property of $26,700,000, (ii) prepayment of $39,600,000 of outstanding funded debt and $24,000,000 of allowed general unsecured claims, (iii) funding of (a) interest-bearing escrow accounts for unpaid real estate taxes ($7,000,000) and the remaining disputed claims in the Bankruptcy Court cases as they become allowed ($4,000,000), and (b) collateral accounts for the Rego Park I construction ($6,000,000) and (iv) payment of $40,700,000, net, of overhead, interest and property carrying costs. Substantially all of the assets of the Company and its subsidiaries have been pledged and/or mortgaged to secure such indebtedness. The borrowings consist of:

         (1) A $25,000,000 five year loan maturing February 24, 2000, secured principally by, a mortgage on the Company's Fordham Road property and guaranteed by the parent. The loan bears annual interest at 30 day LIBOR plus 4.25% (10.28% at December 31, 1995), capped at LIBOR 9.75% (all-in rate, 14%) and requires amortization based on a 20 year term with an assumed interest rate of 9 1/2%. Beginning in year four, all cash flow of the property, after debt service, will further amortize the loan. The loan is not prepayable for the first six months of its term and is only prepayable with yield maintenance during the next twelve months in the event of certain types of refinancings. For the remainder of the term, it is prepayable without penalty. The loan contains customary mortgage covenants, including, among others, a default by the existing tenant. Further, in the event debt service coverage falls below certain levels or the existing tenant's financial condition, as defined, deteriorates, then during the first three years of the loan term, all cash flow of the property, after debt service, will be escrowed with the lender (see fourth paragraph on previous page).

         (2) A $75,000,000 three year loan secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The loan bears interest at a blended rate of 13.8% per annum for the first two years and is comprised of two separate notes of $45,000,000 to Vornado and $30,000,000 to a bank. Each note is separately secured by the collateral described above. The Vornado loan is subordinate to that of the bank and bears interest at 16.43% per annum (effective rate 17.54%) for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. The bank's loan bears interest at 9.86% for the first two years and at a fixed rate for the third year of 325 basis points over the one-year Treasury bill rate. The Company paid a loan origination fee to Vornado and the bank of $1,500,000 and $375,000, respectively. The loans are prepayable at the end of the second year of their term without penalty. The loans contain customary covenants including, among others, lease approval rights, limitations on additional debt, dividends, acquisitions, mergers, property sales and restrict the Company from developing property without signed leases for more than 50% of such property's leasable space. No dividends can be paid unless required to maintain Real Estate Investment Trust ("REIT") status.

         (3) A two year $60,000,000 construction loan and a two year $25,000,000 bridge loan from a group of banks, each secured by a mortgage on the Rego Park I property. As of December 31, 1995, approximately $47,806,000 was funded under such construction loan and there were no borrowings under the $25,000,000 bridge loan. The loans mature on April 1, 1997 (but may be extended at the Company's option, subject to certain conditions, for an additional year) and bear annual interest at (i) LIBOR plus 1.625% or (ii) the greater of (a) Federal Funds Rate plus 1.125% or (b) prime plus 0.625%, at the option of the Company (7.36% at December 31, 1995). The ability of the Company to borrow the $25,000,000 under the bridge loan is based on conditions that cannot be met today and may not be met during the term of this loan. The Company has not relied on this amount in its determination of its ability to fund its current cash needs but believes that it will be able to refinance the Rego Park I property at a level exceeding $60,000,000 upon the completion of construction and commencement of tenants paying rent.

         In addition to the above, in January 1995, the Seven Thirty One Limited Partnership ("the Partnership"), redeemed the first portion of the non-affiliated limited partners' interest by giving such limited partners a promissory note due in August 1998 in the amount of $21,812,000 (the "Note"). The Note bears annual interest at Prime plus 1% (9.50% at December 31, 1995) and is secured by a third mortgage on the Lexington Avenue property. The non-affiliated limited partners have the right to put their remaining 7.64% interest to the Partnership until October 1998, in exchange for a five year secured note in the principal amount of $15,000,000, bearing annual interest at Prime plus 1%.

         A summary of maturities of debt is as follows (amounts in thousands):


                     Year ended December 31,
                          1996                      $     473
                          1997                            519
                          1998                        158,780
                          1999                            628
                          2000                         22,483
                                                     --------
                                                     $182,883
                                                     ========

The Company believes that its sources of cash as described above are adequate to service its debt.


Item 8.   Financial Statements and Supplementary Data


                                           Index to Financial Statements
                                           -----------------------------
                                                                                               Page
                                                                                              Number
                                                                                              ------
     Independent Auditors' Report                                                               23

     Consolidated Balance Sheets at December 31, 1995 and 1994                                  24

     Consolidated Statements of Operations for the
         Years Ended December 31, 1995 and 1994, the
         Five Months Ended December 31, 1993 and the
         53 Weeks Ended July 31, 1993                                                           26

     Consolidated Statements of Deficiency in Net Assets for the
         Years Ended December 31, 1995 and 1994,
         the Five Months Ended December 31, 1993
         and the 53 Weeks Ended July 31, 1993                                                   27

     Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1995 and 1994,
         the Five Months Ended December 31, 1993
         and the 53 Weeks Ended July 31, 1993                                                   28

     Notes to Consolidated Financial Statements                                                 29


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
  of Alexander's, Inc.
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, deficiency in net assets and cash flows for the years ended December 31, 1995 and 1994, for the five months ended December 31, 1993 and the 53 weeks ended July 31, 1993. Our audits also included the financial statement schedules listed in the index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995, and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, for the five months ended December 31, 1993 and the 53 weeks ended July 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 12 to the financial statements, the Company changed in Fiscal 1993 its method of accounting for postretirement healthcare benefits to conform with Statement of Financial Accounting Standards No. 106.




DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 7, 1996

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

--------------------------------------------------------------------------------

                                                                 December 31, 1995     December 31, 1994
                                                                 -----------------     -----------------
ASSETS:
Real estate, at cost:
    Land                                                                 $ 46,082           $ 26,460
    Buildings, leaseholds and leasehold
      improvements (including $34,996 of
      construction in progress at December 31, 1995)                       96,238             59,851
    Capitalized expenses and predevelopment costs                          33,165             27,213
                                                                         --------           --------
       Total                                                              175,485            113,524
    Less accumulated depreciation and amortization                        (37,794)           (36,365)
                                                                         --------           --------
                                                                          137,691             77,159
    Investment in unconsolidated joint venture                             12,744              7,499
                                                                         --------           --------
       Real estate, net                                                   150,435             84,658

Cash and cash equivalents                                                   8,471              2,363
Restricted cash                                                            16,905                 --
Accounts receivable, net of allowance for doubtful accounts
  of $147 in 1995                                                             180                 43
Receivable arising from the straight-lining of rents, net                   4,228              2,888
Deferred lease and other expense                                           10,460             11,561
Deferred debt expense                                                       4,341              2,642
Other assets                                                                3,521                714
Note receivable                                                                --              4,550
                                                                         --------           --------

TOTAL ASSETS                                                             $198,541           $109,419
                                                                         ========           ========


                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   (amounts in thousands except share amounts)

--------------------------------------------------------------------------------


                                                                             December 31, 1995      December 31, 1994
                                                                             -----------------      -----------------
LIABILITIES AND DEFICIENCY IN NET ASSETS:
Continuing Operations:
Debt                                                                                  $182,883               $ 52,842
Amounts due to Vornado Realty Trust and its affiliate                                    8,482                 12,342
Liability for postretirement healthcare benefits                                        15,526                 15,882
Accounts payable and accrued liabilities                                                 4,389                  5,192
Minority interest                                                                          600                  1,574
                                                                                      --------               --------
Total continuing operations                                                            211,880                 87,832
                                                                                      --------               --------

Discontinued Retail Operations:
Accounts payable and accrued liabilities                                                 2,328                  6,488
Liabilities subject to settlement under reorganization proceedings                       3,469                 36,672
                                                                                      --------               --------
Total discontinued retail operations                                                     5,797                 43,160
                                                                                      --------               --------
    TOTAL LIABILITIES                                                                  217,677                130,992
                                                                                      --------               --------

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN NET ASSETS:
Preferred stock:  no par value; authorized, 3,000,000 shares;
  issued, none
Common stock:  $1.00 par value per share; authorized, 10,000,000 shares;
  issued, 5,173,450 shares                                                               5,174                  5,174
Additional capital                                                                      24,843                 24,843
Deficit                                                                                (48,193)               (50,630)
                                                                                      --------               --------
                                                                                       (18,176)               (20,613)
Less treasury shares, 172,600 shares at cost                                              (960)                  (960)
                                                                                      --------               --------
Total deficiency in net assets                                                         (19,136)               (21,573)
                                                                                      --------               --------

TOTAL LIABILITIES AND DEFICIENCY IN NET ASSETS                                        $198,541               $109,419
                                                                                      ========               ========


                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)

--------------------------------------------------------------------------------

                                                                                           Five Months       Fifty-Three
                                                        Year Ended        Year Ended          Ended           Weeks Ended
                                                       -------------     -------------     -------------     -------------
                                                       Dec. 31, 1995     Dec. 31, 1994     Dec. 31, 1993     July 31, 1993
                                                       -------------     -------------     -------------     -------------
Revenues:
   Property rentals                                      $  8,744           $ 8,744           $3,637           $  2,799
   Expense reimbursements                                     968             1,102              463                368
   Equity in income of unconsolidated
     joint venture                                          3,334             1,821            1,094              1,655
   Parking lot revenue                                        970             1,007              402              1,126
                                                         --------           -------           ------           --------
Total revenues                                             14,016            12,674            5,596              5,948
                                                         --------           -------           ------           --------

Expenses:
   Operating (including management fee
     of $700 to Vornado in 1995)                            2,795             1,714              721                571
   General and administrative
     (including management fee of $1,800
      to Vornado in 1995)                                   5,087             2,983            1,133                639
   Depreciation and amortization                            1,858             1,821              833              2,124
   Reorganization costs                                     1,938             3,721            1,808              5,030
                                                         --------           -------           ------           --------
Total expenses                                             11,678            10,239            4,495              8,364
                                                         --------           -------           ------           --------

Operating income/(loss)                                     2,338             2,435            1,101             (2,416)

Interest and debt expense (including interest
   on loan from Vornado in 1995)                          (13,156)           (3,331)            (855)                --
Interest and other income, net                              1,716             4,768              700                788
Gain on sale of real estate                                    --               161               --             28,779
                                                         --------           -------           ------           --------

(Loss)/income before reversal of deferred taxes            (9,102)            4,033              946             27,151

Reversal of deferred taxes                                  1,406                --               --                 --
                                                         --------           -------           ------           --------
(Loss)/income from continuing operations                   (7,696)            4,033              946             27,151
Income/(loss) from discontinued operations                 10,133                --               --               (477)
                                                         --------           -------           ------           --------
Income before cumulative effect of change
   in accounting principle                                  2,437             4,033              946             26,674
Cumulative effect of change in accounting                      --                --               --            (21,449)
                                                         --------           -------           ------           --------

NET INCOME                                               $  2,437           $ 4,033           $  946           $  5,225
                                                         ========           =======           ======           ========

Net Income/(Loss) Per Share:
   Continuing operations                                 $  (1.54)          $   .81           $  .19           $   5.45
   Discontinued operations                                   2.03                --               --               (.09)
   Cumulative effect of change in accounting                   --                --               --              (4.31)
                                                         --------           -------           ------           --------
   Net income                                            $    .49           $   .81           $  .19           $   1.05
                                                         ========           =======           ======           ========


                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF DEFICIENCY IN NET ASSETS
                             (amounts in thousands)





                                                Common  Additional                  Treasury     Deficiency
                                                Stock      Capital       Deficit       Stock  In Net Assets
                                                -----      -------       -------       -----  -------------
Balance, July 26, 1992                          $5,174     $23,779     $(60,834)     $(1,099)     $(32,980)
Net income                                          --          --        5,225           --         5,225
Retirement of common stock held in Treasury         --          --           --          139           139
Exercise of stock options                           --       1,064           --           --         1,064
                                                ------     -------     --------      -------      --------
Balance, July 31, 1993                           5,174      24,843      (55,609)        (960)      (26,552)

Net income                                          --          --          946           --           946
                                                ------     -------     --------      -------      --------
Balance, December 31, 1993                       5,174      24,843      (54,663)        (960)      (25,606)

Net income                                          --          --        4,033           --         4,033
                                                ------     -------     --------      -------      --------
Balance, December 31, 1994                       5,174      24,843      (50,630)        (960)      (21,573)

Net income                                          --          --        2,437           --         2,437
                                                ------     -------     --------      -------      --------
Balance, December 31, 1995                      $5,174     $24,843     $(48,193)     $  (960)     $(19,136)
                                                ======     =======     ========      =======      ========


                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

--------------------------------------------------------------------------------

                                                                                                  Five Months     Fifty-Three
                                                                   Year Ended      Year Ended        Ended        Weeks Ended
                                                                  -------------   -------------  -------------   -------------
                                                                  Dec. 31, 1995   Dec. 31, 1994  Dec. 31, 1993   July 31, 1993
                                                                  -------------   -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)/income from continuing operations                        $ (7,696)        $  4,033       $    946        $ 27,151
    Adjustments to reconcile net (loss)/income to
       net cash (used in)/provided by continuing
       operating activities:
      Depreciation and amortization (including debt
       issuance costs)                                                   4,687            2,251            833           2,124
      Straight-lining of rental income, net                             (1,340)          (1,581)          (741)           (566)
      Gains on sales of real estate and real estate leases                  --             (161)            --         (28,779)
      Equity in income of unconsolidated joint venture
       (net of distributions of$(951), $(583), $(4,211)
       and $(1,329) for the periods ended December 31, 1995,
       December 31, 1994, December 31, 1993 and
       July 31, 1993, respectively)                                     (4,285)          (1,260)         3,116            (326)
    Change in assets and liabilities:
       Accounts receivable                                                (137)              --            (13)             76
       Note receivable                                                   4,550           (4,550)            --              --
       Amounts due to Vornado Realty Trust and its affiliate            (2,001)             591            (62)             --
       Liability for postretirement healthcare benefits                   (356)              --             --              --
       Accounts payable and accrued liabilities                           (502)             892           (958)            761
       Other                                                            (2,453)           3,183          1,992             757
                                                                      --------         --------       --------        --------
Net cash (used in)/provided by operating activities
    of continuing operations                                            (9,533)           3,398          5,113           1,198
                                                                      --------         --------       --------        --------

Income from discontinued operations                                     10,133               --             --              --
Payment of liabilities of discontinued operations                      (29,488)          (5,229)       (21,567)        (27,422)
Change in other liabilities of discontinued operations                  (4,322)              --             --              --
                                                                      --------         --------       --------        --------
Net cash used in discontinued operations                               (23,677)          (5,229)       (21,567)        (27,422)
                                                                      --------         --------       --------        --------

Net cash used in operating activities                                  (33,210)          (1,831)       (16,454)        (26,224)
                                                                      --------         --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate                                           (45,933)         (11,170)        (2,549)             --
    Cash restricted for construction financing                          (6,181)             775            371           1,833
    Cash restricted for operating liabilities                          (10,724)              --             --              --
    Proceeds from sales of real estate                                      --              200             --          33,701
                                                                      --------         --------       --------        --------
Net cash (used in)/provided by investing activities                    (62,838)         (10,195)        (2,178)         35,534
                                                                      --------         --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of debt                                                   147,806           10,000             --              --
    Debt repayments                                                    (39,878)            (775)        (2,314)             --
    Exercise of stock option                                                --               --             --             625
    Reduction of debt from capital lease obligations                        --               --             --            (144)
    Deferred debt expense                                               (5,772)          (1,889)          (677)           (575)
                                                                      --------         --------       --------        --------
Net cash provided by/(used in) financing activities                    102,156            7,336         (2,991)            (94)
                                                                      --------         --------       --------        --------

Net increase (decrease) in cash and cash equivalents                     6,108           (4,690)       (21,623)          9,216
Cash and cash equivalents at the beginning of the
    period                                                               2,363            7,053         28,676          19,460
                                                                      --------         --------       --------        --------
Cash and cash equivalents at the end of the period                    $  8,471         $  2,363       $  7,053        $ 28,676
                                                                      ========         ========       ========        ========

SUPPLEMENTAL INFORMATION
    Cash payments for interest                                        $ 16,352         $  5,133       $  4,424        $  2,222
                                                                      ========         ========       ========        ========

    Capitalized interest                                              $  6,575         $  1,718       $    753        $     --
                                                                      ========         ========       ========        ========

The 1995 amounts exclude an increase in real estate of $20,838 and debt of $21,812 and a reduction in minority interest of $974 as a result of the Company acquiring a partnership interest (see Note 6).


                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. EMERGENCE FROM CHAPTER 11

   In May 1992, at a time when the Company's business consisted of retail store operations, the Company and sixteen of its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). In September 1993, the Bankruptcy Court confirmed the Joint Plan of Reorganization (the "Plan"), pursuant to which the Company and its subsidiaries reorganized their business as a real estate company.

   In March 1995, the Company paid holders of allowed general unsecured claims in full, together with accrued interest in respect of their claims. Such payments aggregated $24,000,000. The Official Committee of Unsecured Creditors has been dissolved and all secured and unsecured creditors having allowed claims in the Bankruptcy Court cases have received the cash payments or debt instruments contemplated to be delivered to them under the Plan. A number of claims are being disputed by the Company and therefore are not allowed claims. An escrow account has been established for the resolution of these claims. The Bankruptcy Court has retained jurisdiction to resolve these disputed claims and for other limited purposes.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business -- The Company is engaged in the business of leasing, managing, developing and redeveloping real estate properties, focusing on the properties where its department stores (which ceased operations in 1992) formerly operated. The Company's properties are located in mature, densely populated areas in New York City and Paramus, New Jersey.

   Alexander's current operating properties (five of its nine properties) do not generate sufficient cash flow to pay all of its expenses. The Company's four non-operating properties (Lexington Avenue, Paramus, the Kings Plaza Store and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the development properties, the Company expects that cash flow will become positive. See Note 7 - "Leases" for significant tenants.

   The Company estimates that the fair market values of its assets are substantially in excess of their historical cost, and that there is additional borrowing capacity. Alexander's continues to evaluate its needs for capital, which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. In addition, the Company may receive the proceeds from certain tax certiorari and/or condemnation proceedings -- see
Note 11, "Paramus Property" and "Tax Certiorari Proceedings". Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

   The consolidated financial statements are prepared in conformity with generally accepted accounting principles. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


   Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and the Partnership, a partnership in which the Company held a majority interest at December 31, 1995. Investments in real estate and other property which are 50% owned joint ventures are accounted for under the equity method. All material intercompany accounts and transactions have been eliminated.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


   Effective January 1, 1995, to be consistent with prevalent real estate industry practice, the Company changed the presentation of its consolidated statements of operations to show tenant reimbursements, previously offset against operating expenses, as part of revenues. Further, operating expenses and general and administrative expenses have been shown separately. Prior period's amounts have been reclassified to conform with the current year's presentation.

   Cash and Cash Equivalents -- The Company includes in cash and cash equivalents both cash and short-term highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents does not include cash restricted for construction financing and operating liabilities which is disclosed separately.

   Real Estate and Other Property -- Real estate and other property is carried at cost, net of accumulated depreciation. Depreciation is provided on buildings and improvements on a straight-line basis over their estimated useful lives. When real estate and other property is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that management believes such costs are recoverable through the value of the property.

   The Company's policy, pursuant to the Financial Accounting Standards Board Statement No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" (SFAS No. 121), is to annually assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties over its remaining useful life on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset.

   Deferred Lease Expense -- The Company capitalizes the costs incurred in connection with obtaining long-term leases. Deferred lease expense is amortized on the straight-line method over the initial terms of the leases.

   Deferred Finance and Debt Expense -- The Company capitalizes the costs incurred in connection with obtaining short-term or long-term debt or refinancing existing debt. These costs are amortized on the straight-line method over the initial terms of the debt, which approximates the interest method.

   Leases -- All leases are operating leases whereby rents and reimbursements of operating expenses are recorded as real estate operating revenue. The straight-line basis is used to recognize rents under leases entered into which provide for varying rents over the lease terms.

   Income Taxes -- The Company intends to file, with its federal income tax return for 1995, an election to be taxed as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify for taxation as a REIT, the Company must meet various federal income tax law requirements. In general, a REIT that distributes to its stockholders at least 95% of its taxable income as a dividend for a taxable year and that meets certain other conditions will not be taxed on income distributed that year.

   The net basis in the Company's assets and liabilities for tax purposes is approximately $31,000,000 lower than the amount reported for financial statement purposes.

   Reorganization Costs -- Reorganization costs consist of legal, accounting and other professional fees incurred in connection with consultations on restructuring alternatives of the Company.

   Amounts Per Share -- Amounts per share are computed based upon the weighted average number of shares outstanding during the period.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3. COMPARABLE TRANSITIONAL PERIOD FINANCIAL DATA

            In November 1993, the Company changed to a calendar year from a fiscal year ending on the last Saturday in July to be consistent with the predominant real estate industry practice. The change of fiscal year resulted in a transition period of five months beginning on August 1, 1993 and ending on December 31, 1993. Presented below is the financial data for the year ended December 31, 1993, (unaudited) (amounts in thousands):


            Revenues:
               Property rentals                            $ 6,436
               Expense reimbursements                          830
               Equity in income of unconsolidated
                 joint venture                               1,778
               Parking lot revenue                           1,106
                                                           -------
            Total revenues                                  10,150
                                                           -------

            Expenses:
               Operating                                     1,290
               General and administrative                    1,041
               Depreciation and amortization                 1,876
               Reorganization costs                          4,400
                                                           -------
            Total expenses                                   8,607
                                                           -------

            Operating income                                 1,543
            Interest and debt expense                         (855)
            Interest and other income, net                   1,270
            Gain on sale of real estate                      7,686
                                                           -------
            Income from continuing operations                9,644
            Loss from discontinued operations                 (280)
                                                           -------

            Net Income                                     $ 9,364
                                                           =======

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


4.       INVESTMENT IN UNCONSOLIDATED 50% OWNED JOINT VENTURE (KINGS PLAZA MALL)

Summary financial information for the Kings Plaza Mall is as follows (amounts in thousands):

                                  Six Months
                                    Ended          Fiscal Year Ended June 30,
                                   Dec. 31,        --------------------------
                                     1995        1995         1994         1993
                                  ----------    -------      -------      -------
Operating revenue                  $14,571      $24,828      $24,635      $23,890
                                   -------      -------      -------      -------

Operating costs                      9,035       18,176       17,662       17,477
Depreciation and amortization          593        1,101        1,147        1,231
Interest expense                       465        1,204        1,945        2,270
                                   -------      -------      -------      -------
                                    10,093       20,481       20,754       20,978
                                   -------      -------      -------      -------
Income before taxes                $ 4,478      $ 4,347      $ 3,881      $ 2,912
                                   =======      =======      =======      =======

Assets                             $40,700      $28,100      $33,800      $40,500
                                   =======      =======      =======      =======

Liabilities                        $20,100      $14,900      $19,500      $22,600
                                   =======      =======      =======      =======


    In December 1995, the Company completed a tax certiorari proceeding with the City of New York regarding the Kings Plaza Shopping Center property. The Company and its joint venture partner have agreed with the City of New York to a reduction in the assessed values covering the tax years 1988/1989 through 1995/1996, generating tax credits of $28,350,000 (of which $6,050,000 was applied to 1995 taxes). The Company's allocated share of these credits, approximately $8,600,000, net of expenses, was recorded as follows: (i) $6,100,000 as income from discontinued operations and (ii) $2,500,000 as a reduction of previously capitalized real estate taxes. As a result of this settlement, all amounts held in escrow for unpaid real estate taxes ($8,000,000) are being released.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


5.  DISCONTINUED OPERATIONS

    The Company provided significant reserves for estimated expenses and losses to be incurred in connection with discontinuing its retail operations. During the year ended December 31, 1995, the Company recorded income from discontinued operations of $10,133,000 comprising (i) $6,133,000 from the settlement of a tax certiorari proceeding with the City of New York regarding the Kings Plaza Shopping Center and (ii) $4,000,000 resulting from the reduction of other liabilities of discontinued operations to amounts considered necessary to cover the remaining estimates of these liabilities. A reconciliation of the liabilities from the discontinued retail operations is as follows:

  (amounts in thousands)
                                              Dec. 31, 1995    Dec. 31, 1994    Dec. 31, 1993   July 31, 1993
                                              -------------    -------------    -------------   -------------
Balance at beginning of period                     $ 43,160         $ 60,991         $ 86,305        $ 91,801
Provisions provided during period                    (4,000)              --               --          21,926
Liability for postretirement
  healthcare benefits reclassified to
  continuing operations (see Note 12)                    --          (15,882)              --              --
Liability for postretirement healthcare
  benefits reclassified to a separate
  line in discontinued operations                        --               --          (16,433)             --
Utilized during period                              (33,363)          (1,949)          (8,881)        (27,422)
                                                   --------         --------         --------        --------
Balance at end of period                           $  5,797         $ 43,160         $ 60,991        $ 86,305
                                                   ========         ========         ========        ========


      It is the opinion of management that these reserves represent a reasonable estimation of the remaining claims associated with discontinuing the retail operations. However, due to the continuing uncertainties with respect to (i) the final resolution of all bankruptcy claims filed or continuing to be filed against the Company in the Bankruptcy Court cases and (ii) the final cost of interest accruing on unpaid unsecured creditors' claims, the ultimate amount of such costs to be incurred is presently not determinable. Any future additions to these reserves will be provided when known. Management periodically evaluates the reserves and adjusts them accordingly.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.    DEBT

      Debt comprises:

         (amounts in thousands)                                        December 31,     December 31,
                                                                           1995             1994
                                                                         --------         --------
        First mortgage loans, payable to 2000, with interest
         rates ranging from 8.08% to 10.28% at
         December 31, 1995 and 8.52% to 10.50% at
         December 31, 1994  (1)                                          $ 38,265         $ 27,012

        Term loans payable to 1998, with interest rates
         ranging from 9.86% to 16.43% at
         December 31, 1995 and 1994, respectively  (2)                     75,000               --

        Construction loan, payable to 1998, with average
         interest rate of 7.36% at December 31, 1995  (3)                  47,806               --

        Secured note, due in 1998, with interest at
         9.50% at December 31, 1995  (4)                                   21,812               --

        Bank loan with average interest rate of 8.0%
         at December 31, 1994                                                  --           16,324

        Other notes payable                                                    --            9,506
                                                                         --------         --------

                                                                         $182,883         $ 52,842
                                                                         ========         ========


      (1) First mortgage loans are comprised of:

          (a) A $24,674,000 five year loan maturing February 24, 2000, secured principally by mortgage on the Company's Fordham Road property and guaranteed by the parent. The loan bears annual interest at 30 day LIBOR plus 4.25% (10.28% at December 31, 1995), capped at LIBOR 9.75% (all-in rate, 14%) and requires amortization based on a 20 year term with an assumed interest rate of 9 1/2%. The weighted average interest rate for 1995 was 10.25%. Beginning in year four, all cash flow of the property, after debt service, will further amortize the loan. The loan is not prepayable for the first six months of its term and is only prepayable with yield maintenance during the next twelve months in the event of certain types of refinancings. For the remainder of the term, it is prepayable without penalty. The loan contains customary mortgage covenants, including, among others, a default by the existing tenant. Further, in the event debt service coverage falls below certain levels or the existing tenant's financial condition, as defined, deteriorates, then during the first three years of the loan term, all cash flow of the property, after debt service, will be escrowed with the lender. Caldor, who is the tenant at this property has failed to meet certain financial tests and as a result, the Company is required, commencing January 1, 1996, to escrow net cash flow of approximately $500,000 per annum into an account of the lender as a reserve against future payments under the loan.

          (b) A $13,591,000 loan maturing December 31, 1998, secured principally by a mortgage on the Company's Paramus property. The loan bears interest at a floating rate (8.08% at December 31, 1995), fixed annually, equal to 2.5% above the one-year U.S. Treasury bill rate with a floor of 6.5%. The weighted average interest rate for 1995 was 8.41%. The loan contains customary mortgage covenants and events of default. The loan is prepayable at any time.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


      (2) A $75,000,000 three year loan secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The loan bears interest at a blended rate of 13.8% per annum for the first two years and is comprised of two separate notes of $45,000,000 to Vornado and $30,000,000 to a bank. Each note is separately secured by the collateral described above. The Vornado loan is subordinate to that of the bank and bears interest at 16.43% per annum (effective rate 17.54%) for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. The bank's loan bears interest at 9.86% for the first two years and at a fixed rate for the third year of 325 basis points over the one-year Treasury bill rate. The Company paid a loan origination fee to Vornado and the bank of $1,500,000 and $375,000, respectively. The loans are prepayable at the end of the second year of their term without penalty. The loans contain customary covenants including, among others, lease approval rights, limitations on additional debt, dividends, acquisitions, mergers, property sales and restrict the Company from developing property without signed leases for more than 50% of such property's leasable space. No dividends can be paid unless required to maintain Real Estate Investment Trust ("REIT") status.

      (3) A two year $60,000,000 construction loan and a two year $25,000,000 bridge loan from a group of banks, each secured by a mortgage on the Rego Park I property. As of December 31, 1995, approximately $47,806,000 was funded under such construction loan and there were no borrowings under the $25,000,000 bridge loan. The loans mature on April 1, 1997 (but may be extended at the Company's option, subject to certain conditions, for an additional year) and bear annual interest at (i) LIBOR plus 1.625% or (ii) the greater of (a) Federal Funds Rate plus 1.125% or (b) prime plus 0.625%, at the option of the Company (7.36% at December 31, 1995). The weighted average interest rate for 1995 was 7.77%. The ability of the Company to borrow the $25,000,000 under the bridge loan is based on conditions that cannot be met today and may not be met during the term of this loan. The Company has not relied on this amount in its determination of its ability to fund its current cash needs but believes that it will be able to refinance the Rego Park I property at a level exceeding $60,000,000 upon the completion of construction and commencement of tenants paying rent.

      (4) In January 1995, the Seven Thirty One Limited Partnership ("the Partnership"), redeemed the first portion of the non-affiliated limited partners' interest by giving such limited partners a promissory note due in August 1998 in the amount of $21,812,000 (the "Note"). The Note bears annual interest at Prime plus 1% (9.50% at December 31, 1995) and is secured by a third mortgage on the Lexington Avenue property. The weighted average interest rate for 1995 was 9.83%. The non-affiliated limited partners have the right to put their remaining 7.64% interest to the Partnership until October 1998, in exchange for a five year secured note in the principal amount of $15,000,000, bearing annual interest at Prime plus 1%.

      A summary of maturities of debt is as follows (amounts in thousands):

                        Year ended December 31,
                             1996                       $    473
                             1997                            519
                             1998                        158,780
                             1999                            628
                             2000                         22,483
                                                        --------
                                                        $182,883
                                                        ========

    All of the Company's debt is secured by mortgages and/or pledges of the stock of subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $150,435,000 at December 31, 1995.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


7.  LEASES

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

      As of December 31, 1995, future base rental revenue under noncancellable operating leases is as follows:

            Year Ending                                     Total
           December 31,                                    Amounts
           ------------                                  ------------
               1996                                      $  7,435,000
               1997                                         7,467,000
               1998                                         7,831,000
               1999                                         7,876,000
               2000                                         7,876,000
            Thereafter                                    177,554,000

      On September 18, 1995, Caldor filed for relief under Chapter 11 of the United States Bankruptcy Code. Caldor accounted for approximately 56% and 64% of the Company's consolidated revenues for the years ended December 31, 1995 and 1994. Caldor leased the Fordham Road and Flushing properties "as is", expended the entire cost of refurbishing these stores and has not affirmed either of these leases, but continues to pay rent on both of these locations. Revenues from the Conway lease represented approximately 13% and 14% of the Company's consolidated revenues for the years ended December 31, 1995 and 1994, respectively. The loss of property rental payments under any of these leases could have a material adverse effect on the financial condition and results of operations of the Company.

As Lessee

      The Company is a tenant under a long-term lease for the Flushing property which expires on January 31, 2027. Future minimum lease payments under the operating lease at December 31, 1995 are as follows:

            Year Ending                                      Total
           December 31,                                     Amounts
           ------------                                    ----------
               1996                                        $  496,000
               1997                                           344,000
               1998                                           331,000
               1999                                           331,000
               2000                                           331,000
            Thereafter                                      5,686,000

         Rent expense was $496,000 for each of the years ended December 31, 1995, December 31, 1994 and July 31, 1993 and $207,000 for the five months ended December 31, 1993.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Assignment and Sales of Leases

     During the 53 weeks ended July 31, 1993, the Company sold its interests in four real property leases and assigned another real property lease. The Company received proceeds of $33,701,000, and recorded a pre-tax gain of $28,779,000.

8.   INTEREST AND OTHER INCOME, NET

     Interest and other income, net is comprised of (amounts in thousands):

                                         Year             Year           Five Months     Fifty-Three
                                         Ended            Ended             Ended        Weeks Ended
                                     Dec.31, 1995     Dec.31, 1994      Dec.31, 1993    July 25, 1993
                                     ------------     ------------      ------------    -------------
     Interest income                    $1,601            $  141            $211            $367
     Income from a
       zoning-related matter                --             4,550              --              --
     Refund of previously
       paid taxes                          115                77             489              --
     Net proceeds received
       from an unsecured
       claim in an unrelated
       bankruptcy proceeding                --                --              --             421
                                        ------            ------            ----            ----
                                        $1,716            $4,768            $700            $788
                                        ======            ======            ====            ====

9.   INCOME TAXES

     The Company intends to elect to be taxed as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for the taxable year ended December 31, 1995. Under the Code, the Company's net operating loss ("NOL") carryovers generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to its stockholders. The Company currently does not anticipate making any dividend distributions during 1996. In addition, the Company had a deferred tax liability of approximately $1,406,000 at December 31, 1994, which amount was reversed in 1995 when the Company intends to elect to be taxed as a REIT.

     The Company has reported NOL carryovers for federal tax purposes of approximately $130,000,000 at December 31, 1995, of which $5,000,000,
$52,000,000, $22,000,000, $15,000,000, $16,000,000 and $20,000,000 expire in
2005, 2006, 2007, 2008, 2009 and 2010, respectively. The Company also had investment tax and targeted jobs tax credits of approximately $3,000,000 expiring in 2002 through 2005.

10.  RELATED PARTY TRANSACTIONS

     Steven Roth is Chief Executive Officer and a Director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado Realty Trust ("Vornado"). Interstate owns 27.1% of the outstanding common stock of the Company and owns 27.7% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 3.3% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 32.1% of the outstanding common shares of beneficial interest of Vornado. Vornado owns 29.3% of the outstanding common stock of the Company, including 27.1% purchased in March 1995.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

     The fee pursuant to the Management Agreement is in addition to the leasing fee the Company pays to Vornado under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992. Subject to the payment of rents by tenants, Vornado is due $7,868,000. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. Two leases which Vornado previously negotiated on behalf of the Company for its Paramus property terminated in the second quarter of 1995 because governmental approvals to begin construction could not be obtained on a timely basis as a result of a pending condemnation (see Note 11 below), resulting in $2,424,000 of previously recorded leasing fees payable and the corresponding deferred lease expense, being reversed. The term of the Leasing Agreement has been extended to be coterminous with the term of the Management Agreement.

     In March 1995, the Company borrowed $45,000,000 from Vornado, the subordinated tranche of a $75,000,000 secured financing (see Note 6(2)). The Company incurred interest on the loan of $5,976,000 for the year ended December 31, 1995, of which $1,294,000 was capitalized.

     Effective March 2, 1995, for a three-year period, Vornado and Interstate agreed not to own in excess of two-thirds of the Company's common stock or to enter into certain other transactions with the Company, other than the transactions described above, without the consent of the Company's independent directors.

     In September 1994, the Company obtained from Interprop Fordham, Inc., an affiliate of Interstate, and Citibank, N.A. a short-term secured loan of $10,000,000 which enabled the Company to make a $2,600,000 payment to the unsecured creditors and to fund a portion of the Company's working capital and capital expenditure requirements.
This loan was repaid during the first quarter of 1995.

     During the years ended December 31, 1995 and 1994, the five months ended December 31, 1993 and the fiscal year 1993, Vornado through Interstate was paid $463,000, $57,000, $2,000 and $445,000, respectively, by the Kings Plaza
Shopping Center for performing leasing services.

11.  COMMITMENTS AND CONTINGENCIES

     Paramus Property

     The State of New Jersey has notified the Company of its intention to condemn approximately 10 acres (one-quarter) of the Paramus property. The land subject to condemnation is located on the periphery of the property and will be used to lessen traffic congestion at this major intersection. The New Jersey Department of Transportation ("DOT") has made an offer to purchase the land for $15,400,000 based on an appraisal performed on its behalf. The Company is negotiating with the DOT to attempt to reach agreement on the value and other terms. In the event that the Company and the DOT do not reach agreement, a formal process may be initiated by the DOT pursuant to which, among other things, a group of independent commissioners will be appointed by a court to adjudicate the disputed matters.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Lexington Avenue Property

     The Company believes that, along with a number of other locations, a portion of the Lexington Avenue property has been considered by the Port Authority of New York and New Jersey (the "Port Authority") for the site of the terminus for a rail link from midtown Manhattan to La Guardia and Kennedy Airports. Recent statements by Port Authority officials have indicated that the rail link between midtown Manhattan and the airports is not likely to be developed in the foreseeable future. Since the nature and scope of any plans being considered by the Port Authority, and whether any such plans would ultimately affect the Lexington Avenue property, cannot be fully assessed by the Company at this time, it is impossible to determine the ultimate effect that a taking, or any uncertainty with respect thereto, would have on the Company's use or redevelopment of the Lexington Avenue property.

     Tax Certiorari Proceedings

     The Company is currently negotiating certiorari proceedings with the City of New York on several of its properties.

     Alexander's Department Stores of Valley Stream, Inc. ("ADS of Valley Stream") is a party to a tax certiorari proceeding against The Board of Assessors and The Board of Assessment Review of the County of Nassau (the "Board") for overpayment of taxes on its former Valley Stream store property during the assessment rolls from 1986 to 1992. In January 1995, the Supreme Court of Nassau County, New York ruled that ADS of Valley Stream is entitled to an assessment reduction which would result in a refund of approximately $10,100,000 (including interest currently aggregating $3,500,000). Both the Board and the Company have appealed the Court's decision.

     Environmental

     The results of a 1993 Phase I environmental study at the Kings Plaza Shopping Center's ("Center") property show that certain adjacent properties owned by third parties have experienced petroleum hydrocarbon contamination. Based on this study and preliminary investigation of the Center's property and its history, there is potential for contamination on the property. The study also revealed an underground storage tank which failed an integrity test, although no contamination has been observed to date. The tank failure has been reported to the New York State Department of Environmental Conservation ("DEC") and the tank was fixed in early 1994. In October 1994, independent testing revealed that all of the Center's underground storage tanks (used for storing heating oil) and related distribution lines passed a tank and line leak status test. Such results were furnished to the DEC. If contamination is found on the property, the Center may be required to engage in remediation activities; management is unable to estimate the financial impact of potential contamination if any is discovered in the future. If further investigations reveal that there is contamination on its site, since the Center believes such contamination would have resulted from activities of third parties, the Center intends to pursue all available remedies against any of these third parties.

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

     Letters of Credit

     Approximately $900,000 in standby letters of credit were issued at December 31, 1995.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12.  EMPLOYEE BENEFITS PLAN

     The Company sponsors a postretirement health care benefit plan covering substantially all former employees who retired under certain age and service requirements. The plan provides for covered medical expenses. Such benefits are funded from the general assets of the Company. The Company has the right to amend, modify or terminate the plan. Generally, employees of the Company retiring on or after attaining age 62, who have rendered at least 40 years of service, are entitled to postretirement health care coverage. Costs of this benefit are funded on a claims-paid basis and benefit payments for the five months ended December 31, 1993 and the 53 weeks ended July 31, 1993 approximated $500,000 and $1,300,000, respectively. Early adoption of SFAS No. 106, elected by the Company effective July 26, 1992, resulted in a one-time transition charge of approximately $21,400,000. It also had the effect of increasing the loss from discontinued retail operations by approximately $500,000 for the year ended July 31, 1993.

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

     The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's balance sheet as of December 31, 1995 (in $000s):

         Accumulated postretirement benefit
           obligation (APBO) - Retirees                                 $ (4,771)

         Deferred gains resulting from negative plan amendments:
             Unrecognized prior service cost                              (6,821)
             Unrecognized net gain                                        (3,934)
                                                                        --------
         Accrued postretirement benefit cost                            $(15,526)
                                                                        ========

     For measurement purposes, a 13 percent trend rate was used for post-65 per capita costs and a 14 percent trend rate was used for pre-65 per capita benefits for fiscal 1993; the rate was assumed to decrease gradually to 5.5 percent until the year 2002 and remain level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.3 percent as of December 31, 1995.

     The healthcare cost trend rate assumption does not have a significant effect on the amounts reported since increases in medical costs are assumed to be passed directly to the retirees through increases in their contribution rate.


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" which was adopted by the Company on December 31, 1995. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the balance sheet. The fair value of debt has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. At December 31, 1995, fair value of the debt was estimated to be $184,883,000 compared to a carrying value of $182,883,000. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


14.    SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
       (amounts in thousands except per share amounts)


                                                         Year Ended                                Year Ended
                                                     December 31, 1995                         December 31, 1994
                                        ----------------------------------------     ------------------------------------

                                                      Quarter Ended                              Quarter Ended
                                        ----------------------------------------     ------------------------------------

                                        Mar. 31    June 30   Sept. 30    Dec. 31     Mar. 31  June 30  Sept. 30   Dec. 31
                                        -------    -------   --------    -------     -------  -------  --------   -------

Total revenues                          $ 3,423    $ 2,819    $ 3,874    $ 3,900      $3,181   $2,805    $3,316    $3,372
                                        -------    -------    -------    -------      ------   ------    ------    ------
(Loss)/income from
   continuing operations                 (1,444)    (3,260)    (1,926)    (1,066)        650       86       757     2,540(2)
Income from
   discontinued operations                   --         --         --     10,133(1)       --       --        --        --
                                        -------    -------    -------     ------      ------   ------    ------    ------
Net (loss)/income                        (1,444)    (3,260)    (1,926)     9,067         650       86       757     2,540
                                        =======    =======    =======     =======     ======   ======    ======    ======

(Loss)/income per common share:
   Continuing operations                $  (.29)   $  (.65)   $  (.39)   $  (.21)     $  .13   $  .02    $  .15    $  .51
   Discontinued operations                   --         --         --       2.03          --       --        --        --
Net (loss)/income                       $  (.29)   $  (.65)   $  (.39)   $  1.82      $  .13   $  .02    $  .15    $  .51
                                        =======    ========   =======    =======      ======   ======    ======    ======

(1) During the quarter ended December 31, 1995, the Company recorded income from discontinued operations of (i) $6,133,000 upon completion of a tax certiorari proceeding and (ii) $4,000,000 from the reduction of other liabilities of discontinued operations to amounts considered necessary to cover the remaining estimates of these liabilities.

(2) During the quarter ended December 31, 1994, the Company recorded income from a zoning related matter of $4,550,000, partially offset by $1,639,000 of reorganization costs.

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant


     Information relating to directors and executive officers of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1995, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears on page 14 of this Annual Report on Form 10-K.

Item 11.    Executive Compensation

     Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.


Item 12.    Security Ownership of Certain
            Beneficial Owners and Management

     Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.


Item 13.    Certain Relationships and Related Transactions


            Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)  Documents filed as part of this Report

                   1. The consolidated financial statements are set forth in
                      Item 8 of this Annual Report on Form 10-K.

                   2. Financial Statement Schedules.

                                                                                                 Pages in this
                                                                                                 Annual Report
                                                                                                 on Form 10-K
                                                                                                 ------------
                     Schedule III - Real Estate and Accumulated Depreciation                         45

                     KINGS PLAZA SHOPPING CENTER AND MARINA (A JOINT VENTURE):

                     Independent Auditors' Report                                                    47

                     Balance Sheets at December 31, 1995 and
                       June 30, 1995                                                                 48

                     Statements of Earnings for the Six Months Ended
                       December 31, 1995 and the Years Ended
                       June 30, 1995, 1994 and 1993                                                  49

                     Statements of Equity of the Co-Venturers for the
                       Six Months Ended December 31, 1995 and the
                       Years Ended June 30, 1995, 1994 and 1993                                      50

                     Statements of Cash Flows for the Six Months Ended
                       December 31, 1995 and the Years Ended
                       June 30, 1995, 1994 and 1993                                                  51

                     Notes to Financial Statements                                                   52

                All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

                3. Exhibits

                   See Exhibit Index on page 57

           (b)  Reports on Form 8-K

                The Company has filed a current report on Form 8-K, dated January 3, 1996. In the fourth quarter of fiscal 1995, the Company did not file a current report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALEXANDER'S, INC.


                                     By:   /s/ Joseph Macnow
                                           ----------------------------------
                                           Joseph Macnow, Vice President,
                                           Chief Financial Officer

                                     Date: March 25, 1996
                                           ----------------------------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                              Title                                  Date
---------                                              -----                                  ----
/s/ Steven Roth                         Chief Executive Officer and Director            March 25, 1996
-----------------------------           (Principal Executive Officer)
Steven Roth


/s/ Thomas R. DiBenedetto               Director                                        March 25, 1996
-----------------------------
Thomas R. DiBenedetto


/s/ David Mandelbaum                    Director                                        March 25, 1996
-----------------------------
David Mandelbaum


/s/  Stephen Mann                       Director                                        March 25, 1996
-----------------------------
Stephen Mann


/s/ Arthur I. Sonnenblick               Director                                        March 25, 1996
-----------------------------
Arthur I. Sonnenblick


/s/ Neil Underberg                      Director                                        March 25, 1996
-----------------------------
Neil Underberg


/s/ Richard West                        Director                                        March 25, 1996
-----------------------------
Richard West


/s/ Russell B. Wight, Jr.               Director                                        March 25, 1996
------------------------------
Russell B. Wight, Jr.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995

(Amounts in thousands)

                         Column A     Column B    Column C        Column D                  Column E

                                                                                          Gross Amount
                                                   Initial                                  at Which
                                                   Cost to                                 Carried at
                                                 Company (2)                            Close of Period-
                                                  Building,         Cost                   Buildings,
                                                 Leaseholds      Capitalized                Leasehold
                                                and Leasehold   Subsequent to             and Leasehold
Description            Encumbrances     Land    Improvements   Acquisition(3)   Land      Improvements     Total(4)
Commercial Property:
  New York City,
    New York:
     Fordham Rd.         $ 24,674     $ 2,301      $ 9,258        $     -      $ 2,301     $ 9,258         $ 11,559
     Third Avenue               -       1,201        4,437              -        1,201       4,437            5,638
     Rego Park I           47,806       1,647        8,953         34,997        1,647      43,950           45,597
     Rego Park II               -       3,906        1,467             99        3,906       1,566            5,472
     Flushing                   -           -        1,660              -            -       1,660            1,660
     Lexington Ave.        21,812      14,432       12,355         20,839       33,979      13,647           47,626
     Flatbush Ave.
      and Avenue U                        497        9,542          3,096          497      12,638           13,135
                                      -------      -------        -------      -------     -------         --------

  Total New York                       23,984       47,672         59,031       43,531      87,156          130,687
                                      -------      -------        -------      -------     -------         --------


  New Jersey:
    Paramus                13,591       1,742        7,185             75        1,817       7,185            9,002
                                      -------      -------        -------      -------     -------         --------

     Total NJ                           1,742        7,185             75        1,817       7,185            9,002
                                      -------      -------        -------      -------     -------         --------

     Total
     Commercial
     Property                          25,726       54,857         59,106       45,348      94,341          139,689

Miscellaneous
  Properties                              734        1,897              -          734       1,897            2,631
                                      -------      -------        -------      -------     -------         --------

Other secured debt         75,000(1)
                         --------

TOTAL                    $182,883     $26,460      $56,754        $59,106      $46,082     $96,238         $142,320
                         ========     =======      =======        =======      =======     =======         ========

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
Commercial Property:
  New York City,
    New York:
     Fordham Rd.                $ 6,464          1933           1992            4-40 years
     Third Avenue                 2,978          1928           1992              13 years
     Rego Park I                  7,601          1959           1992            6-40 years
     Rego Park II                 1,433          1965           1992            5-39 years
     Flushing                     1,343          1975(5)        1992           10-22 years
     Lexington Ave.               3,754          1965           1992              29 years
     Flatbush Ave.
      and Avenue U                6,130          1970           1992           20-40 years
                                -------

  Total New York                 29,703
                                -------


  New Jersey:
    Paramus                       6,260          1962           1992            5-40 years
                                -------

     Total NJ                     6,260
                                -------

     Total
     Commercial
     Property                    35,963

Miscellaneous
  Properties                      1,831        Various          1992            7-25 years
                                -------

Other secured debt


TOTAL                           $37,794
                                =======

(1) Three-year loan which is secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent.

(2) Initial cost is as of May 15, 1992 (the date on which the Company commenced real estate operations) unless acquired subsequent to that date. See Column H.

(3) Cost capitalized subsequent to acquisition does not include development costs at December 31, 1995 of $33,165,000.

(4)  Aggregate cost is approximately the same for federal income tax purposes.

(5)  Date represents lease acquisition date.

(6) Date acquired represents the date on which the Company commenced its real estate operations.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (Amounts in thousands)


                                                 Dec. 31, 1995  Dec. 31, 1994
                                                 -------------  -------------
REAL ESTATE:
Balance at beginning of period                        $ 86,311        $86,114
Additions during the period:
   Land                                                 19,622             --
   Buildings, leaseholds and
     leasehold improvements (including
     $34,996 of construction in progress
     at December 31, 1995)                              36,387            356
                                                      --------        -------
                                                       142,320         86,470
   Less:  Sale of property                                  --            159
                                                      --------        -------

Balance at end of period                              $142,320        $86,311
                                                      ========        =======

ACCUMULATED DEPRECIATION:
Balance at beginning of period                        $ 36,365        $35,124
Additions charged to operating
   expenses                                              1,429          1,393
                                                      --------        -------
                                                        37,794         36,517
Less:  Sale of property                                     --            152
                                                      --------        -------

Balance at end of period                              $ 37,794        $36,365
                                                      ========        =======

INDEPENDENT AUDITORS' REPORT


To the Co-Venturers
Kings Plaza Shopping Center and Marina
Brooklyn, New York

We have audited the accompanying balance sheets of Kings Plaza Shopping Center and Marina (a joint venture) as of December 31, 1995 and June 30, 1995, and the related statements of earnings, equity of the co-venturers and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kings Plaza Shopping Center and Marina at December 31, 1995 and June 30, 1995, and the results of its operations and its cash flows for the six months ended December 31, 1995 and for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

Parsippany, New Jersey                                     Deloitte & Touche LLP

February 15, 1996

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------

                                                                         DECEMBER 31,       JUNE 30,
ASSETS                                                                      1995             1995

Cash                                                                    $ 4,005,829       $ 2,763,955

Amounts due from tenants, less
  allowance for doubtful accounts of
  $323,000 and $201,000                                                   1,791,385           936,384

Receivable arising from the straight-lining of rental income, net           665,130            93,458

Notes receivable                                                              8,855            10,987

Prepaid expenses and other assets                                           689,812         1,000,208

Prepaid real estate tax expense-tax certiorari proceedings                9,172,175                --

Property and equipment, at cost:
  Land                                                                    4,219,795         4,219,795
  Land improvements                                                       1,503,417         1,503,417
  Buildings and building equipment                                       44,105,947        42,970,921
  Fixtures and equipment                                                    140,407           140,407
  Parking lot toll equipment                                              2,555,957         2,555,957
                                                                        -----------       -----------

                                                                         52,525,523        51,390,497

  Less accumulated depreciation                                          30,549,557        29,984,074
                                                                        -----------       -----------

                                                                         21,975,966        21,406,423

Deferred charges, less accumulated
  amortization of $3,148,219 and $3,216,128                               2,343,416         1,906,284
                                                                        -----------       -----------

TOTAL ASSETS                                                            $40,652,568       $28,117,699
                                                                        ===========       ===========

LIABILITIES AND EQUITY

LIABILITIES:
  Accounts payable                                                      $   661,546       $   970,343
  Accrued expenses                                                        1,487,088         2,018,002
  Mortgage notes payable                                                  9,166,249         9,771,524
  Accrued interest payable                                                   74,552            79,475
  Amounts due tenants - tax certiorari proceedings                        8,391,954                --
  Liabilities subject to settlement under reorganization
    proceeding                                                              346,669         2,093,089
                                                                        -----------       -----------

           Total liabilities                                             20,128,058        14,932,433

COMMITMENTS AND CONTINGENCIES

Equity of the co-venturers                                               20,524,510        13,185,266
                                                                        -----------       -----------

TOTAL LIABILITIES AND EQUITY                                            $40,652,568       $28,117,699
                                                                        ===========       ===========


See notes to financial statments.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------------------------------------
                                           SIX MONTHS
                                             ENDED                                YEARS ENDED
                                          DECEMBER 31,                              JUNE 30,
                                          ------------       -------------------------------------------------
                                              1995               1995              1994               1993

Revenues:
  Rent                                    $ 7,062,404        $11,995,203        $12,199,017        $11,722,854
  Expense reimbursements:
    Central heating, cooling, air
      handling and electricity              1,247,501          2,435,660          2,502,758          2,419,944
    Real estate taxes                         904,312          2,968,046          2,934,114          3,208,301
    Common area                             2,682,261          3,841,110          3,514,019          3,350,406
  Parking lot                               1,085,073          2,094,210          2,012,380          2,080,971
  Miscellaneous income                      1,589,618          1,493,760          1,472,680          1,108,131
                                          -----------        -----------        -----------        -----------

                                           14,571,169         24,827,989         24,634,968         23,890,607
                                          -----------        -----------        -----------        -----------

Expenses:
  Central heating, cooling, air
    handling and electricity                2,254,027          4,861,874          4,623,103          4,275,087
  Real estate taxes                           915,749          3,152,716          3,074,014          3,236,708
  Common area                               2,326,884          4,556,045          4,548,971          4,820,956
  Parking lot                               1,683,653          3,453,870          3,257,056          3,042,581
  Insurance and other expenses                701,586            269,272            198,243            281,765
  Rent                                         35,578             71,156             71,156             71,156
  Management, leasing and publicity         1,117,623          1,810,709          1,970,892          1,748,590
  Depreciation                                565,482          1,056,038          1,099,273          1,186,917
  Amortization                                 27,590             44,727             47,310             44,642
                                          -----------        -----------        -----------        -----------

                                            9,628,172         19,276,407         18,890,018         18,708,402
                                          -----------        -----------        -----------        -----------

Operating income                            4,942,997          5,551,582          5,744,950          5,182,205

Interest expense                             (464,607)        (1,204,658)        (1,944,657)        (2,270,332)

Gain on settlement of pre-petition
  liabilities                                      --                 --             80,918                 --
                                          -----------        -----------        -----------        -----------

NET EARNINGS                              $ 4,478,390        $ 4,346,924        $ 3,881,211        $ 2,911,873
                                          ===========        ===========        ===========        ===========

See notes to financial statements.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

STATEMENTS OF EQUITY OF THE CO-VENTURERS
-----------------------------------------------------------------------------------------------------------


                                       SIX MONTHS
                                          ENDED
                                       DECEMBER 31,                    YEARS ENDED JUNE 30,
                                       ------------       -------------------------------------------------
                                          1995               1995                1994              1993

BALANCE, BEGINNING OF
  PERIOD                               $13,185,266        $14,297,104        $17,831,957        $14,920,084

  Payments to the co-venturers          (1,442,833)        (6,743,226)        (9,516,064)                --

  Advances from the co-venturers         1,442,833          1,284,464          2,100,000                 --

  Reversal of previously accrued
    real estate taxes                    2,860,854                 --                 --                 --

  Net earnings                           4,478,390          4,346,924          3,881,211          2,911,873
                                       -----------        -----------        -----------        -----------

BALANCE, END OF PERIOD                 $20,524,510        $13,185,266        $14,297,104        $17,831,957
                                       ===========        ===========        ===========        ===========


See notes to financial statements.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                      SIX MONTHS
                                                                         ENDED                        YEARS ENDED
                                                                      DECEMBER 31,                       JUNE 30,
                                                                       -----------     --------------------------------------------
                                                                           1995            1995            1994           1993

Cash flows from operating activities
  Net earnings                                                         $ 4,478,390     $ 4,346,924     $ 3,881,211    $  2,911,873
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation                                                          565,482       1,056,038       1,099,273       1,186,917
     Gain on settlement of pre-petition liabilities                             --              --         (80,918)             --
     Amortization (including deferred charges)                             171,749         287,752         278,300         271,387
     (Increase) decrease in amounts due from tenants                      (948,459)         (2,226)        (58,324)        497,009
     Increase in straight-lining of rental income                         (571,672)        (93,458)             --              --
     Increase in deferred charges                                         (515,423)       (465,535)         (2,885)       (283,801)
     (Decrease) increase in accounts payable and accrued
       expenses (including accrued real estate taxes)                   (2,458,065)      1,514,948      (1,931,933)      3,122,567
     (Decrease) increase in accrued interest payable                        (4,923)     (2,944,727)        124,996       2,270,332
     Increase in amounts due to tenants                                  8,263,888              --              --              --
     (Increase) decrease in prepaid expenses and other assets           (6,000,925)        290,550         238,126         778,565
                                                                       -----------     -----------     -----------    ------------

            Net cash provided by operating activities                    2,980,042       3,990,266       3,547,846      10,754,849
                                                                       -----------     -----------     -----------    ------------

Cash flows from investing activities:
   Additions to buildings and building equipment                        (1,135,025)     (1,078,664)       (196,561)     (1,057,335)
   Decrease in note receivable                                               2,132          12,145          11,985          53,633
                                                                       -----------     -----------     -----------    ------------

            Net cash used in investing activities                       (1,132,893)     (1,066,519)       (184,576)     (1,003,702)
                                                                       -----------     -----------     -----------    ------------

Cash flows from financing activities:
     Payments to co-venturers                                           (1,442,833)     (6,743,226)     (9,516,064)             --
     Advances from co-venturers                                          1,442,833       1,284,464       2,100,000              --
     Repayments of mortgage note                                          (605,275)     (3,105,031)     (1,273,711)             --
                                                                       -----------     -----------     -----------    ------------

             Net cash used in financing activities                        (605,275)     (8,563,793)     (8,689,775)             --
                                                                       -----------     -----------     -----------    ------------

Net increase (decrease) cash                                             1,241,874      (5,640,046)     (5,326,505)      9,751,147

Cash, beginning of period                                                2,763,955       8,404,001      13,730,506       3,979,359
                                                                       -----------     -----------     -----------    ------------

Cash, end of period                                                    $ 4,005,829     $ 2,763,955     $ 8,404,001    $ 13,730,506
                                                                       ===========     ===========     ===========    ============



Supplemental disclosure of cash flow information:
    Interest paid                                                      $   469,531     $ 4,111,697     $ 1,819,695    $         --
                                                                       ===========     ===========     ===========    ============


Supplemental disclosure of noncash financing activities:

On October 1, 1993, accrued interest of $681,992 due on the Alexander's 50% portion of the mortgage note was capitalized as a term note payable. (See Note
3).

See Note 9.

See notes to financial statements.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS
SIX MONTH ENDED DECEMBER 31,1995 AND
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
--------------------------------------------------------------------------------


1.    ORGANIZATION AND CHAPTER 11 PROCEEDINGS

      Kings Plaza Shopping Center of Avenue U, Inc. (a wholly-owned subsidiary of Federated Department Stores, Inc. (formerly R.H. Macy & Co. Inc. ("Macy's")) and Alexander's Department Stores of Brooklyn, Inc. (wholly-owned by Alexander's, Inc. ("Alexander's")), formed a joint venture for the purpose of owning and operating Kings Plaza Shopping Center and Marina ("Center"), including the energy plant servicing the entire shopping center, but exclusive of the Macy's and Alexander's stores and land thereunder located in the Center. The store Alexander's previously occupied has been closed and Alexander's is in the process of leasing it. The co-venturers each have an undivided 50% interest as tenants in common in the property and equipment.

      In 1992, R.H. Macy & Co., Inc. and subsidiaries and Alexander's Inc. and subsidiaries separately filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court. As a result of such bankruptcy filings, the Center and the co-venturers were prohibited from paying pre-petition liabilities, except as approved by the Bankruptcy Court. During 1993 and 1994, Alexander's and Macy's, respectively, each filed a joint plan of reorganization, which was approved by the Bankruptcy Court and thereby emerged from Chapter 11. Certain payments were made by the Center for Alexander's share of their liabilities, including the mortgage and related interest which was accrued at its contractual rate for all periods (see below). On October 6, 1993, the Center paid $1,859,797 (or 95% of the total claim) in settlement of Alexander's 50% share of real estate taxes and related interest for the period through June 30, 1993. This resulted in a $80,918 gain on the settlement of real estate taxes.

      The following table summarizes the joint ventures' payments of pre-petition liabilities:


                                                                             SIX MONTHS
                                                                                ENDED                YEAR ENDED
                                                                             DECEMBER 31,              JUNE 30,
                                                                                1995            1995            1994
                                                                             ------------    ----------       ----------
Alexander's settlement of 50% of the Center's pre-petition liabilities:
    Amount due tenants                                                        $128,066       $        -       $        -
    Allowed general unsecured creditors claims                                       -           24,465           97,356
    Real estate taxes (at 95% of Alexander's
      pre-petition liability)                                                        -                -        1,537,435
    Interest on the above past due real estate taxes                                 -                -          322,362
    Mortgage principal                                                               -                -          868,140
    Accrued interest on mortgage                                                     -                -        1,131,860
Macy's settlement of 50% of the Center's pre-petition liabilities:
    Mortgage principal                                                               -        3,181,587                -
    Accrued interest on mortgage                                                     -        1,556,059                -
                                                                              --------       ----------       ----------

                                                                              $128,066       $4,762,111       $3,957,153
                                                                              ========       ==========       ==========

Real estate taxes of $2,860,854, previously accrued as of June 30, 1995, were reversed as a result of the tax credits received from the City of New York in December 1995 (see Note 9).

The profit or loss of the Center was allocated on a 50/50 basis to each of the co-venturers. As a result of the settlement of certain pre-petition liabilities, the co-venturers are allocating the gain or loss on the settlements of certain liabilities on a basis which is different than the current 50/50 basis provided for in the Joint Venture Agreement.

For financial reporting purposes, liabilities which remain to be settled under Macy's Chapter 11 process, have remained classified as "Liabilities Subject to Settlement Under Reorganization Proceedings."

2.    SIGNIFICANT ACCOUNTING POLICIES

      a. BASIS OF PRESENTATION - The financial statements are prepared in conformity with generally accepted accounting principles. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

            Certain amounts have been reclassified for prior years to conform to 1995 presentation.

      b. PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation of property and equipment is provided on a straight-line basis over the following periods:

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

            The Center has adopted early the Financial Accounting Standards Board Statement No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of), which did not have a material impact on the financial statements. SFAS No. 121 requires management of the Center to assess any impairment in value by making a comparison of the current and projected operating cash flow of the Center into the foreseeable future on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of an asset.

      c. DEFERRED CHARGES - Deferred charges include lease commissions and other costs paid to tenants to acquire the rights to their leased space. Lease commissions are amortized on a straight-line basis over the life of the applicable leases. Other lease acquisition costs are amortized over the life of the respective replacement leases.

      d. REVENUE RECOGNITION - Base rents, additional rent based on tenant's sales volume and reimbursement of the tenant's share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents on the leases which provide for varying rents over the lease terms.

3.    MORTGAGE NOTES PAYABLE

      The mortgage notes payable were issued by the co-venturers. The notes are collateralized by a mortgage on all property and equipment, and by assignment of leases and charges due thereunder. Mortgage notes payable consists of the following:

                                                                      DECEMBER 31,       JUNE 30,
                                                                          1995             1995

      Alexander's note payable in quarterly
        installments of $235,507 (including interest at
        7%) plus additional interest at 1.5% on the outstanding
        balance, due through December 2001                              $4,583,125       $4,885,762

      Macy's note payable in quarterly installments
        of $235,507 (including interest at 7%) plus additional
        interest at 4.02% on the outstanding balance,
        due through December 2001                                        4,583,124        4,885,762
                                                                        ----------       ----------

                                                                        $9,166,249       $9,771,524
                                                                        ==========       ==========



      The Center continued to record interest expense through December 19, 1994 on the Macy's note at 7% and additional interest at 15% on all aggregate rental overages in accordance with the original terms of the note. Additional interest amounted to $359,803, $547,603 and $1,125,843 for the years ended June 30, 1995, 1994 and 1993, respectively.

4.    COMMITMENTS

      a. Joint Venture as Lessor - The joint venture leases space to tenants in its shopping center for which the Center charges fixed minimum rents. The terms of the leases are generally ten years and provide for fixed minimum rents as follows:


                         YEAR ENDING              TOTAL
                         DECEMBER 31,            AMOUNTS

                            1996               $12,177,715
                            1997                11,377,522
                            1998                11,299,473
                            1999                11,075,442
                            2000                 9,883,350
                      Subsequent to 2000        27,845,726
                                               -----------

                                               $83,659,228
                                               ===========

            In addition to minimum rents, most of the leases provide for percentage rents when the tenants' sales volumes exceed stated amounts per lease agreements and reimbursements for certain of the Center's operating expenses. During the six months ended December 31, 1995, the Center adjusted its billings to tenants for certain reimbursable expenses in accordance with the lease agreements. This adjustment gave rise to an increase of approximately $600,000 in amounts due from tenants and a corresponding increase in other income attributable to the portion of the tenants' lease year included in the Center's year ended June 30, 1995.

      b. Joint Venture as Lessee - On January 27, 1970, U & F Realty Corporation, an affiliate, assigned to the joint venture a lease with the City of New York for certain real property. The lease, which was amended on May 25, 1976 for additional real property, extends for a period of fifty years from the original lease date at annual rentals (payable quarterly in advance) in future periods as follows:

                   YEAR ENDING                              RENTAL
                   DECEMBER 31,                           COMMITMENT
                       1996                               $   71,156
                       1997                                   71,156
                       1998                                   78,272
                       1999                                   85,387
                       2000                                   85,387
                Subsequent to 2000                         1,665,042
                                                          ----------

                                                          $2,056,400
                                                          ==========


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

6.    RELATED PARTY TRANSACTIONS

      Interstate Properties owns 27.1% of the outstanding common stock of Alexander's, Inc. During the six months ended December 31, 1995 and for the years ended June 30, 1995, 1994 and 1993 Interstate Properties was paid $389,000, $165,000, $445,000 and $906,000, respectively, by the
      Center for performing leasing services for space located in the Center.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and mortgage notes payable are reflected in the balance sheet. The fair value estimates are based on information available as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive revaluation has not been performed for purposes of this financial statement disclosure and current estimates of fair value may differ significantly from those amounts reflected in the balance sheet.

8.    ENVIRONMENTAL INVESTIGATION

      In September 1993, the Center had a Phase I environmental study performed on its property. The results of the study show that certain adjacent properties not owned by the Center have experienced petroleum hydrocarbon contamination. Based on this study and preliminary investigation of the Center's property and its history, there is potential for contamination on the Center's property. The study also revealed the potential for a release in the vicinity of an underground storage tank which failed an integrity test, although no contamination has been observed to date. The tank failure has been reported to the New York State Department of Environmental Conservation ("DEC"). Such tank was fixed in early 1994, and in October 1994, independent testing revealed that all of the Center's underground storage tanks

      (used for storing heating oil) and related distribution lines passed a tank and line leak status test. Such results were furnished to the DEC. If contamination is found on the property, the Center may be required to engage in remediation activities.

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

9.    TAX CERTIORARI PROCEEDINGS

      In December 1995, the Center completed a tax certiorari proceeding with the City of New York. Each of the co-venturers has agreed with the City of New York to a reduction in the assessed values covering the tax years 1988/1989 through 1995/1996, generating tax credits of $28,350,000, of which $18,836,000 relates to the co-venturer's stores. As a result, real estate taxes previously accrued for each of the co-venturers were reversed. The estimated amount due to tenants resulting from the tax certiorari proceedings was $8,391,954.


                                     ******

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

10(i)(A)(3)        Third Amendment to Amended and Restated Agreement of Limited
                   Partnership dated December 30, 1994, among the Partners.
                   Incorporated herein by reference from Exhibit 10(i)(A)(3) to the Registrant's Form 10-K for the fiscal year ended December
                   31, 1994.

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

10(i)(C)           Credit Agreement, dated March 15, 1995, among the Company and
                   Vornado Lending Corp. Incorporated herein by reference from
                   Exhibit 10(i)(C) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994.

 Exhibit No.                                          Document                                           Page
 -----------                                          --------                                           ----

10(i)(D)           Credit Agreement, dated March 15, 1995, among the Company and
                   First Fidelity Bank, National Association. Incorporated herein by reference from Exhibit 10(i)(D) to the Registrant's
                   Form 10-K for the fiscal year ended December 31, 1994.

10(i)(E) Building Loan Agreement, dated as of March 29, 1995, among the Company, Union Bank of Switzerland ("UBS") (New York
                   Branch), as Lender, and UBS (New York Branch), as Agent.
                   Incorporated by reference from Exhibit 10(i)(E) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(i)(F)           Project Loan Agreement, dated as of March 29,1995, among the
                   Company, UBS (New York Branch), as Lender, and UBS (New York
                   Branch), as Agent. Incorporated herein by reference from
                   Exhibit 10(i)(F) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994.

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

10(i)(G)(2)        Extension Agreement to the Real Estate Retention Agreement,
                   dated as of February 6, 1995, between the Company and Vornado
                   Realty Trust. Incorporated herein by reference from Exhibit
                   10(i)(G)(2) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994.

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

 Exhibit No.                                          Document                                           Page
 -----------                                          --------                                           ----

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

10(ii)(A)(7)(b)    First Amendment to the Lease for Fordham Road, Bronx, New
                   York, dated as of February 22, 1995, between the Company, as landlord, and Caldor, as tenant. Incorporated herein by
                   reference from Exhibit 10(ii)(A)(7)(b) to the Registrant's
                   Form 10-K for the fiscal year ended December 31, 1994.

 Exhibit No.                                          Document                                           Page
 -----------                                          --------                                           ----

10(ii)(A)(8)(a)*   Lease for Roosevelt Avenue, Flushing, New York, dated as of
                   December 1, 1992, between the Company, as landlord, and
                   Caldor, as tenant. Incorporated herein by reference from
                   Exhibit 10(ii)(E)(7) to the Registrant's Form 10-K for the
                   fiscal year ended July 25, 1992.

10(ii)(A)(8)(b)    First Amendment to Sublease for Roosevelt Avenue, Flushing,
                   New York, dated as of February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant's
                   Form 10-K for the fiscal year ended December 31, 1994.

10(ii)(A)(9)*      Lease Agreement, dated March 1, 1993 by and between the
                   Company and Alex Third Avenue Acquisition Associates.
                   Incorporated by reference from Exhibit 10(ii)(F) to the
                   Registrant's Form 10-K for the fiscal year ended July 31,
                   1993.


10(ii)(A)(10)*     Agreement of Lease, between the Company and Marshalls of
                   Richfield, MN., Inc., dated as of March 1, 1995. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the
                   Registrant's Form 10-K for the fiscal year ended December 31,
                   1994.

10(ii)(A)(11)      Guaranty, dated March 1, 1995, of the Lease described in
                   Exhibit 10(ii)(A)(12)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the
                   Registrant's Form 10-K for the fiscal year ended December 31,
                   1994.

10(iii)(A)         Employment Agreement, dated March 29, 1995, between Brian M.
                   Kurtz and the Company. Incorporated herein by reference from
                   Exhibit 10(iii)(A) to the Registrant's Form 10-K for the
                   fiscal year ended December 31, 1994.

10(iii)(B)         Employment Agreement, dated February 9, 1995, between the
                   Company and Stephen Mann. Incorporated herein by reference from Exhibit 10(iii)(B) to the Registrant's Form 10-K for the
                   fiscal year ended December 31, 1994.

11                 Not applicable.

12                 Consolidated Ratios of Earnings to Fixed Charges and Combined
                   Fixed Charges and Preferred Stock Dividend Requirements.                                62

13                 Not applicable.

16                 Not applicable.

18                 Not applicable.

19                 Not applicable.

21                 Subsidiaries of Registrant.                                                             63

 Exhibit No.                                          Document                                           Page
 -----------                                          --------                                           ----

22                 Not applicable.

23                 Consent by independent auditors to incorporation by reference.                          64

25                 Not applicable.

27                 Financial Data Schedule.                                                                65

29                 Not applicable.


* The basic operating agreements have been filed herewith or incorporated by reference. Certain amendments, supplements and other related agreements which are not material to current operations have not been filed but will be made available upon request.