Form 10-Q
period 1996-03-31
ALEXANDERS INC
filed 1996-05-13
CIK 3499

                                                       EXHIBIT INDEX ON PAGE 14

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                MARCH 31, 1996
                               -------------------------------------------------

                                       or

/  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

Commission File Number:   1-6064

                               ALEXANDER'S, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   51-0100517
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                          Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                   07663
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (201)587-8541
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

                 As of May 8, 1996 there were 5,000,850 common shares outstanding.

                              ALEXANDER'S, INC.

                                    INDEX



                                                                                                                Page Number
                                                                                                                -----------
PART I.          FINANCIAL INFORMATION:

     Item 1.          Financial Statements:

                      Consolidated Balance Sheets as of March 31, 1996
                      and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

                      Consolidated Statements of Operations for the Three Months
                      Ended March 31, 1996 and March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . .       4

                      Consolidated Statements of Cash Flows for the Three Months
                      Ended March 31, 1996 and March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . .       5

                      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .       6

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .       9


PART II.              OTHER INFORMATION:


     Item 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12


Signatures            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

Exhibit Index         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

Exhibit 27            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

PART I.  FINANCIAL INFORMATION

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                            MARCH 31,  DECEMBER 31,                                          MARCH 31,  DECEMBER 31,
                                              1996        1995                                                 1996         1995
                                            ---------  ------------                                          ---------  ------------
ASSETS:                                                            LIABILITIES AND DEFICIENCY IN NET ASSETS:
                                                                   Liabilities:
                                                                   ------------
Real estate, at cost:                                              Debt                                       $187,724    $182,883
   Land                                     $ 46,082   $ 46,082    Amounts due to Vornado Realty Trust and
   Buildings, leaseholds and Improvements                               its affiliate                            7,676       8,482
       (including $34,996 of construction                          Liability for postretirement
       in progress at December 31, 1995)     112,528     96,238         healthcare benefits                     15,022      15,526
   Capitalized expenses and predevelopment                         Accounts payable and accrued liabilities     11,961       4,389
       costs                                  35,313     33,165    Other liabilities from discontinued
                                            ---------  ---------        operations                               5,688       5,797
           Total                             193,923    175,485    Minority interest                               600         600
   Less accumulated depreciation and                                                                          ---------   ---------
       amortization                          (37,964)   (37,794)         TOTAL LIABILITIES                     228,671     217,677
                                            ---------  ---------                                              ---------   ---------
                                             155,959    137,691
   Investment in unconsolidated joint                              Commitments and contingencies
       venture                                11,377     12,744    Deficiency in Net Assets:
                                            ---------  ---------   -------------------------
                                                                   Common stock; $1.00 par value per share;
   Real estate, net                          167,336    150,435      authorized, 10,000,000 shares;
Cash and cash equivalents                      8,156      8,471      issued 5,173,450                            5,174       5,174
Restricted cash                               13,715     16,905    Additional capital                           24,843      24,843
Accounts receivable, net of allowance for                          Deficit                                     (48,655)    (48,193)
  doubtful accounts of $147 in each period       444        180                                               ---------   ---------
Receivable arising from the straight-lining                                                                    (18,638)    (18,176)
   of rents, net                               4,612      4,228    Less treasury shares, 172,600 shares at
Deferred lease and other expense               8,760     10,460      cost                                         (960)       (960)
Deferred debt expense                          3,832      4,341                                               ---------   ---------
Other assets                                   2,218      3,521         Total deficiency in net assets         (19,598)    (19,136)
                                            ---------  ---------                                              ---------   ---------

                                                                   TOTAL LIABILITIES AND DEFICIENCY
TOTAL ASSETS                                $209,073   $198,541          IN NET ASSETS                        $209,073    $198,541
                                            =========  =========                                              =========   =========

                See notes to consolidated financial statements.

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share amounts)

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------
                                                                                     MARCH 31,                 MARCH 31,
                                                                                        1996                      1995
                                                                                     ---------                 ---------
Revenues:
   Property rentals                                                                    $ 2,771                   $ 2,365
   Expense reimbursements                                                                  367                       285
   Equity in income of unconsolidated
      joint venture                                                                      1,267                       773
                                                                                       -------                   -------
      Total revenues                                                                     4,405                     3,423
                                                                                       -------                   -------

Expenses:
   Operating (including management fee
      of $210 and $70 to Vornado)                                                          745                       515
   General and administrative (including
      management fee of $540 and $180 to Vornado)                                        1,160                     1,036
   Depreciation and amortization                                                           267                       464
   Reorganization costs                                                                    -                       1,616
                                                                                       -------                   -------
      Total expenses                                                                     2,172                     3,631
                                                                                       -------                   -------

Operating income                                                                         2,233                      (208)

Interest and debt expense
   (including interest on loan from Vornado)                                            (3,317)                   (2,739)
Interest and other income, net                                                             622                        97
                                                                                       -------                   -------

Loss before reversal of deferred taxes                                                    (462)                   (2,850)
Reversal of deferred taxes                                                                 -                       1,406
                                                                                       -------                   -------

NET LOSS                                                                               $  (462)                  $(1,444)
                                                                                       =======                   =======

Net Loss per share                                                                      $ (.09)                   $ (.29)
                                                                                        ======                    ======


Weighted average number of common
   shares outstanding during period                                                  5,000,850                 5,000,850
                                                                                     =========                 =========





                See notes to consolidated financial statements.

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------
                                                                                        MARCH 31,               MARCH 31,
                                                                                          1996                    1995
                                                                                       -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                                       $   (462)                $ (1,444)
      Adjustments to reconcile net (loss) to net
        cash provided by/(used in) operations:
           Depreciation and amortization
             (including debt issuance costs)                                                776                    1,660
           Straight-lining of rental income                                                (384)                    (197)
           Equity in income of unconsolidated joint
             venture (net of distributions of
             $2,634 in 1996)                                                              1,367                     (773)
      Change in assets and liabilities:
           Accounts receivable                                                             (264)                     (21)
           Note receivable                                                                  -                      4,550
           Amounts due to Vornado Realty Trust and its affiliate                           (532)                      60
           Liability for postretirement healthcare benefits                                (504)                      89
           Accounts payable and accrued liabilities                                         (21)                  (1,593)
           Other liabilities from discontinued operations                                  (109)                 (26,713)
           Other                                                                          1,181                       82
                                                                                       --------                 --------


Net cash provided by/(used in) operating activities                                       1,048                  (24,300)
                                                                                       --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to real estate                                                           (9,394)                  (3,691)
      Cash restricted for construction financing                                            (72)                  (6,000)
      Cash restricted for operating liabilities                                           3,262                  (15,014)
                                                                                       --------                 --------
Net cash used in investing activities                                                    (6,204)                 (24,705)
                                                                                       --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of debt                                                                    5,056                  121,631
      Debt repayments                                                                      (215)                 (39,552)
      Deferred debt expense                                                                  -                    (5,241)
                                                                                       --------                 --------
Net cash provided by financing activities                                                 4,841                   76,838
                                                                                       --------                 --------

Net (decrease) increase cash and cash equivalents                                          (315)                  27,833
Cash and cash equivalents at beginning of period                                          8,471                    2,363
                                                                                       --------                 --------

Cash and cash equivalents at end of period                                             $  8,156                 $ 30,196
                                                                                       ========                 ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash payments for interest (including capitalized
        interest of $2,240 and $993)                                                   $  5,048                 $  4,276
                                                                                       ========                 ========


                See notes to consolidated financial statements.

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of March 31, 1996, the consolidated statements of operations for the three months ended March 31, 1996 and March 31, 1995, and the consolidated statements of cash flows for the three months ended March 31, 1996 and March 31, 1995 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996 and March 31, 1995 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.


2.    RELATED PARTY TRANSACTIONS

           Under a management and development agreement (the "Management Agreement") with Vornado Realty Trust ("Vornado"), Alexander's incurred management fees of $2,530,000 in the three months ended March 31, 1996, of which $1,443,000 represents fees related to the completion of the redevelopment of the Rego Park I property. Management fees of $388,000 were paid by the Company to Vornado in the three months ended March 31, 1995.

         The fee pursuant to the Management Agreement is in addition to the leasing fee the Company pays to Vornado under the terms of its leasing agreement. Subject to the payment of rents by tenants, Vornado is due $5,592,000 at March 31, 1996 under such agreement. The lease which Vornado had previously negotiated with Caldor on behalf of the Company for a portion of its Rego Park I property was rejected in March 1996 in Caldor's bankruptcy proceedings, resulting in $1,717,000 of previously recorded leasing fees payable and the corresponding deferred lease expense being reversed in the quarter ended March 31, 1996.

         In addition, the Company incurred interest on its loan from Vornado of $1,869,000 and $398,000 in the three months ended March 31, 1996 and 1995, of which $654,000 and $43,000 were capitalized.

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    CONTINGENCIES

         Paramus Property

         The State of New Jersey has notified the Company of its intention to condemn approximately 10 acres (one-quarter) of the Paramus property.
      The land subject to the condemnation is located on the periphery of the property and will be used to lessen traffic congestion. The New Jersey Department of Transportation ("DOT") has made an offer to purchase the land for $15,400,000 based on an appraisal performed on its behalf. The Company is negotiating with the DOT to attempt to reach agreement on the value and other terms. In the event that the Company and the DOT do not reach agreement, a formal process may be initiated by the DOT pursuant to which, among other things, a group of independent commissioners will be appointed by a court to adjudicate the disputed matters.

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

         Alexander's Department Stores of Valley Stream, Inc. ("ADS of Valley Stream") is a party to a tax certiorari proceeding against The Board of Assessors and The Board of Assessment Review of the County of Nassau (the "Board") for overpayment of taxes on its former Valley Stream store property during the assessment rolls from 1986 to 1992. In January 1995, the Supreme Court of Nassau County, New York ruled that ADS of Valley Stream is entitled to an assessment reduction which would result in a refund of approximately $10,300,000, (including interest currently aggregating $3,700,000). Both the Board and the Company have appealed the Court's decision.

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

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company is aware of the presence of asbestos-containing materials at several of its properties and believes that it manages such asbestos in accordance with applicable laws. The Company plans to abate or remove such asbestos as appropriate.

         Caldor Corporation ("Caldor")

         In September 1995, Caldor, which leases the Fordham Road and Flushing Properties from the Company, filed for relief under Chapter 11 of the United States Bankruptcy Code. Property rentals from these two leases represent approximately 56% of the Company's consolidated revenues for the year ended December 31, 1995 and approximately 46% of the Company's consolidated revenues for the three months ended March 31, 1996. Caldor leased these properties "as is", expended the entire cost of refurbishing these stores and has not affirmed either of these leases, but continues to pay rent on both of these locations. The loss of property rental payments under either of these leases could have a material adverse effect on the financial condition and results of operations of the Company.

         Caldor was also a lessee for a portion of the Rego Park I property. Caldor received Bankruptcy Court approval to reject the lease effective March 18, 1996. The Company will file a claim for damages based on such rejection.

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture were $4,405,000 in the quarter ended March 31, 1996, compared to $3,423,000 in the prior year's quarter, an increase of $982,000 or 28.7%. Of this increase (i) $494,000 was from equity in income of the unconsolidated joint venture (the Kings Plaza Shopping Center), (ii) $356,000 was from the commencement in March 1996, of rents and paid parking at the Company's Rego Park I property and (iii) $82,000 was from an increase in operating expenses passed through to tenants.

     Operating expenses were $745,000 in the quarter ended March 31, 1996, compared to $515,000 in the prior year's quarter, an increase of $230,000. Of this increase (i) $140,000 represented fees under the Management Agreement and
(ii) $90,000 represented higher real estate taxes, maintenance and utility expenses, which were primarily passed through to tenants.

      General and administrative expenses were $1,160,000 in the quarter ended March 31, 1996, compared to $1,036,000 in the prior year's quarter, an increase of $124,000. This increase resulted primarily from fees under the Management Agreement in the quarter ended March 31, 1996, exceeding the prior year's expenses.

      Interest and debt expense was $3,317,000 in the quarter ended March 31, 1996, as compared to $2,739,000 in the prior year's quarter, an increase of $578,000. This increase was primarily attributable to interest on higher levels of average debt.

      Interest and other income, net was $622,000 in the quarter ended March 31, 1996, compared to $97,000 in the prior year's quarter, an increase of $525,000. Of this increase, approximately $123,000 was attributable to interest income earned on higher average cash invested due to increased borrowings and $402,000 was attributable to other income ($265,000 from the amortization of deferred gains in connection with the Company's postretirement healthcare benefits and $137,000 from refunds).

       As a result of the Company's intention to elect to be taxed as a REIT for the year ended December 31, 1995, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit in the quarter ended March 1995.


LIQUIDITY AND CAPITAL RESOURCES

      Three Months Ended March 31, 1996
      Cash provided by operating activities of $1,048,000 was comprised of $1,297,000 from results of operations (net loss of $462,000 offset by non-cash items of $1,759,000), offset by a net change in operating assets and liabilities of $249,000.

      Net cash used in investing activities of $6,204,000 was comprised primarily of capital expenditures of $9,394,000, offset by the release of cash restricted for operating liabilities of $3,262,000.

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS




      Net cash provided by financing activities of $4,719,000 was comprised of proceeds from the issuance of debt of $4,934,000 (net of deferred debt expense), offset by repayments of debt of $215,000.

      Three Months Ended March 31, 1995
      Cash used in operating activities of $24,300,000 was comprised of: (i) a net loss of 1,444,000 less adjustments for non-cash items of $887,000, and (ii) the payment of liabilities of discontinued operations of $26,713,000, offset by
(iii) the net change in operating assets and liabilities of $2,970,000.

      Net cash used in investing activities of $24,705,000 was comprised of capital expenditures of $3,691,000, cash restricted for construction financing of $6,000,000 and cash restricted for operating liabilities of $15,014,000.

      Net cash provided by financing activities of $76,838,000 was comprised of proceeds from the issuance of debt of $116,390,000 (net of deferred debt expense), offset by repayments of debt of $39,552,000.


      In connection with the redevelopment of the existing building and the construction of a multi-level parking structure on its Rego Park I property, the Company has expended approximately $31,500,000 and expects to expend, through the second quarter of 1996, up to an additional $8,000,000 to complete the project. At March 31, 1996, there was $6,600,000 available under a $60,000,000 construction loan to fund these expenditures with the balance to be funded from existing cash. The Company estimates that its capital expenditure requirements for other redevelopment projects will include: (i) the redevelopment of the Paramus property at a cost of approximately $50,000,000 to $60,000,000, (ii) the demising of the Kings Plaza Store and installation of vertical transportation which may have an improvement cost between $10,000,000 and $20,000,000 and (iii) the renovation of the existing former Lexington
Avenue store building principally for retail use at an estimated cost of approximately $20,000,000 to $25,000,000. The Company is evaluating alternative development plans for the Lexington Avenue site, which may involve razing the existing building (rather than renovating it) and/or developing a large multi-use tower, which will require substantial additional capital to be expended. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

      On September 18, 1995, Caldor, which leases the Fordham Road and Flushing Properties from the Company, filed for relief under Chapter 11 of the United States Bankruptcy Code. Caldor accounted for approximately 46% of the Company's consolidated revenues for the three months ended March 31, 1996 and approximately 56% of the Company's consolidated revenues for the year ended December 31, 1995. Caldor leased these properties "as is", expended the entire cost of refurbishing these stores and continues to pay rent on both of these locations. The loss of property rental payments under either of these leases could have a material adverse effect on the financial condition and results of operations of the Company.

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      Caldor was also a lessee for a portion of the Rego Park I property. Caldor received Bankruptcy Court approval to reject the lease effective March 18, 1996. The Company will file a claim for damages based on such rejection.

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

      In December 1995, the Company completed a tax certiorari proceeding with the City of New York regarding the Kings Plaza Shopping Center property. As a result of this settlement, $3,000,000 of the $8,000,000 held in escrow for unpaid real estate taxes was released during the quarter ended March 31, 1996 and the balance is expected to be released in the near future.

      In addition, the Company may receive the proceeds from other tax certiorari and/or condemnation proceedings -- see Note 3 - Contingencies - "Paramus Property" and "Tax Certiorari Proceedings".

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

               27    Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarter ended March 31, 1996, Alexander's, Inc. filed the report on Form 8-K described below.


                 Period Covered:
                 (Date of Earliest
                 Event Reported)           Items Reported              Date of Report
                 -----------------         --------------              --------------
                 December 29, 1995      5. Other events - re:          January 3, 1996
                                           Completion of a tax
                                           certiorari proceeding
                                           with the City of New
                                           York regarding the Kings
                                           Plaza Shopping Center

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




                                                      ALEXANDER'S, INC.
                                            ------------------------------------
                                                        (Registrant)




Date:  May 9, 1996                                  /s/ Joseph Macnow
                                            ------------------------------------
                                                        JOSEPH MACNOW
                                              Vice President - Chief Financial
                                            Officer and Chief Accounting Officer

                              ALEXANDER'S, INC.

                                EXHIBIT INDEX

                                                              PAGE NUMBER IN
                                                                SEQUENTIAL
         EXHIBIT NO.                                            NUMBERING
         -----------                                          --------------
           27         Financial Data Schedule                      15