Form 10-Q
period 1996-06-30
ALEXANDERS INC
filed 1996-08-12
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 14


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     JUNE 30, 1996
                                ----------------------------

                                       or

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------------------
Commission File Number:   1-6064

                                ALEXANDER'S, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   51-0100517
- -------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
               or organization)                          Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY               07663
- -------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

                                  (201)587-8541
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

      As of August 2, 1996 there were 5,000,850 common shares outstanding.

                                ALEXANDER'S, INC.

                                      INDEX

                                                                                                    Page Number
PART I. FINANCIAL INFORMATION:

        Item 1.    Financial Statements:

                   Consolidated Balance Sheets as of June 30, 1996
                   and December 31, 1995...........................................................      3

                   Consolidated Statements of Operations for the Three and Six Months
                   Ended June 30, 1996 and June 30, 1995...........................................      4

                   Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 1996 and June 30, 1995...........................................      5

                   Notes to Consolidated Financial Statements......................................      6

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................................      9


PART II.           OTHER INFORMATION:

        Item 4.    Submission of Matters to a Vote of Security Holders.............................     12

        Item 6.    Exhibits and Reports on Form 8-K................................................     12


Signatures         ................................................................................     13

Exhibit Index      ................................................................................     14

Exhibit 27         ................................................................................     15

PART I.  FINANCIAL INFORMATION

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                   JUNE 30,       DECEMBER 31,
                                                     1996             1995
                                                  ---------       ------------
 ASSETS:

Real estate, at cost:
   Land                                           $  46,082        $  46,082
   Buildings, leaseholds and Improvements
       (including $34,996 of construction
       in progress at December 31, 1995)            112,528           96,238
   Capitalized expenses and predevelopment
       costs                                         40,926           33,165
                                                  ---------        ---------
           Total                                    199,536          175,485
   Less accumulated depreciation and
       amortization                                 (38,373)         (37,794)
                                                  ---------        ---------
                                                    161,163          137,691
   Investment in unconsolidated joint
       venture                                       10,545           12,744
                                                  ---------        ---------
   Real estate, net                                 171,708          150,435

Cash and cash equivalents                             3,069            8,471
Restricted cash                                       9,181           16,905
Accounts receivable, net of allowance for
   doubtful accounts of $147 in each period             516              180
Receivable arising from the straight-lining
   of rents, net                                      5,199            4,228
Receivable in connection with settlement
   of certiorari proceedings                          9,602             --
Deferred lease and other expense                      8,668           10,460
Deferred debt expense                                 3,337            4,341
Other assets                                          4,070            3,521
                                                  ---------        ---------

 TOTAL ASSETS                                     $ 215,350        $ 198,541
                                                  =========        =========


                                                   JUNE 30,       DECEMBER 31,
                                                     1996             1995
                                                  ---------       ------------

LIABILITIES AND DEFICIENCY IN NET ASSETS:
Liabilities:
Debt                                              $ 192,888        $ 182,883
Amounts due to Vornado Realty Trust and
 its affiliate                                        7,136            8,482
Liability for postretirement
 healthcare benefits                                 14,716           15,526
Accounts payable and accrued liabilities              5,194            4,389
Other liabilities from discontinued operations        2,759            5,797
Minority interest                                       600              600
                                                  ---------        ---------

 TOTAL LIABILITIES                                  223,293          217,677
                                                  ---------        ---------

Commitments and contingencies
Deficiency in Net Assets:
Common stock; $1.00 par value per share;
  authorized, 10,000,000 shares;
  issued 5,173,450                                    5,174            5,174
Additional capital                                   24,843           24,843
Deficit                                             (37,000)         (48,193)
                                                  ---------        ---------
                                                     (6,983)         (18,176)
Less treasury shares, 172,600 shares at
  cost                                                 (960)            (960)
                                                  ---------        ---------
 Total deficiency in net assets                      (7,943)         (19,136)
                                                  ---------        ---------


TOTAL LIABILITIES AND DEFICIENCY
  IN NET ASSETS                                   $ 215,350        $ 198,541
                                                  =========        =========


                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share amounts)

                                                 FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                 --------------------------                 ------------------------
                                                JUNE 30,            JUNE 30,               JUNE 30,           JUNE 30,
                                                  1996                1995                   1996               1995
                                               ----------         -----------             ----------         ---------
Revenues:
 Property rentals                              $     4,504        $     2,547             $     7,453        $     5,043
 Expense reimbursements                                499                310                     967                595
 Equity in income of unconsolidated
   joint venture                                       683                 88                   1,950                861
                                               -----------        -----------             -----------        -----------
Total revenues                                       5,686              2,945                  10,370              6,499
                                               -----------        -----------             -----------        -----------

Expenses:
 Operating (including management fee to
   Vornado of $210 and $420 in 1996 and
   $210 and $280 in 1995)                            1,429                882                   2,453              1,528
 General and administrative (including
   management fee to Vornado of $540
   and $1,080 in 1996 and $540 and $720
   in 1995)                                          1,262              1,736                   2,422              2,772
 Depreciation and amortization                         556                469                     823                933
 Reorganization costs                                 --                  322                    --                1,938
                                               -----------        -----------             -----------        -----------
Total expenses                                       3,247              3,409                   5,698              7,171
                                               -----------        -----------             -----------        -----------

Operating income/(loss)                              2,439               (464)                  4,672               (672)

Interest and debt expense (including
 interest on loan from Vornado)                     (3,419)            (3,483)                 (6,736)            (6,222)
Other income and interest income, net                1,033                687                   1,655                784
                                               -----------        -----------             -----------        -----------

Income/(loss) before reversal of
 deferred taxes                                         53             (3,260)                   (409)            (6,110)
Reversal of deferred taxes                            --                 --                      --                1,406
                                               -----------        -----------             -----------        -----------

Income/(loss) from continuing operations                53             (3,260)                   (409)            (4,704)
Income from discontinued operations                 11,602               --                    11,602               --
                                               -----------        -----------             -----------        -----------

Net income/(loss)                              $    11,655        $    (3,260)            $    11,193        $    (4,704)
                                               ===========        ===========             ===========        ===========

Net income/(loss) per share:
 Continuing operations                         $       .01        $      (.65)            $      (.08)       $      (.94)
 Discontinued operations                              2.32               --                      2.32               --
                                               -----------        -----------             -----------        -----------
 Net income/(loss)                             $      2.33        $      (.65)            $      2.24        $      (.94)
                                               ===========        ===========             ===========        ===========

Weighted average number of common
  shares outstanding during period               5,000,850          5,000,850               5,000,850          5,000,850



                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
                                                                           FOR THE SIX MONTHS ENDED
                                                                         ---------------------------
                                                                          JUNE 30,          JUNE 30,
                                                                            1996             1995
                                                                         ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                  $   (409)       $  (4,704)
       Adjustments to reconcile net loss to net
          cash used in continuing
          operating activities:
             Depreciation and amortization
                 (including debt issuance costs)                            1,827            2,554
             Straight-lining of rental income                                (971)            (735)
             Equity in income of unconsolidated joint
                 venture (net of distributions of
                 $4,149 in 1996 and contributions of
                 $951 in 1995)                                              2,199           (1,812)
       Change in assets and liabilities:
             Accounts receivable                                             (336)             (44)
             Note receivable                                                 --              4,550
             Amounts due to Vornado Realty Trust and its affiliate            371             (705)
             Liability for postretirement healthcare benefits                (810)              (6)
             Accounts payable and accrued liabilities                         805             (708)
             Other                                                           (718)          (3,108)
                                                                         --------        ---------

Net cash provided by (used in) operating activities of
    continuing operations                                                   1,958           (4,718)
Net cash used in discontinued operations                                   (1,038)         (28,232)
                                                                         --------        ---------
Net cash provided by (used in) operating activities                           920          (32,950)
                                                                         --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate                                              (24,051)         (11,607)
    Cash restricted for construction financing                               (122)          (6,000)
    Cash restricted for operating liabilities                               7,846          (14,835)
                                                                         --------        ---------
Net cash used in investing activities                                     (16,327)         (32,442)
                                                                         --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of debt                                                       10,527          126,611
    Debt repayments                                                          (522)         (39,658)
    Deferred debt expense                                                    --             (4,962)
                                                                         --------        ---------
Net cash provided by financing activities                                  10,005           81,991
                                                                         --------        ---------

Net (decrease) increase in cash and cash equivalents                       (5,402)          16,599
Cash and cash equivalents at beginning of period                            8,471            2,363
                                                                         --------        ---------

Cash and cash equivalents at end of period                               $  3,069        $  18,962
                                                                         ========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized
      interest of $4,455 and $3,000)                                     $ 10,187        $   9,363
                                                                         ========        =========

                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of June 30, 1996, the consolidated statements of operations for the three and six months ended June 30, 1996 and June 30, 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and June 30, 1995 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.


2.  RELATED PARTY TRANSACTIONS

        Under a management and development agreement (the "Management Agreement") with Vornado Realty Trust ("Vornado"), Alexander's incurred fees of $938,000 and $1,163,000 in the three months ended June 30, 1996 and 1995 and $3,468,000 and $1,551,000 in the six months ended June 30, 1996 and 1995. The fees for the six months ended June 30, 1996, included $1,443,000 related to the completion of the redevelopment of the Rego Park I property in the quarter ended March 31, 1996.

      The fee pursuant to the Management Agreement is in addition to the leasing fee the Company pays to Vornado under the terms of its leasing agreement. Subject to the payment of rents by tenants, Vornado is due $5,073,000 at June 30, 1996 under such agreement. The lease which Vornado had previously negotiated with Caldor on behalf of the Company for a portion of its Rego Park I property was rejected in March 1996 in Caldor's bankruptcy proceedings, resulting in $1,717,000 of previously recorded leasing fees payable and the corresponding deferred lease expense being reversed in the quarter ended March 31, 1996.

      In addition, the Company incurred interest on its loan from Vornado of $1,889,000 in each of the three-month periods ended June 30, 1996 and 1995, of which $1,203,000 was capitalized this year and $682,000 was capitalized last year. Interest on the loan was $3,758,000 and $2,177,000 in the six months ended June 30, 1996 and 1995, of which $1,857,000 and $682,000 were capitalized.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  CONTINGENCIES

      Paramus Property

      Recently, the Company was notified that the State of New Jersey had reduced the acreage that it intended to condemn to approximately 9 acres from the 10 acres it had previously sought. The land subject to the condemnation is located on the periphery of the property and will be used to lessen traffic congestion. The New Jersey Department of Transportation ("DOT") amended its offer to purchase the land to approximately $15,000,000 (previously $15,400,000) based on an appraisal performed on its behalf for the reduced acreage. The Company is negotiating with the DOT to attempt to reach agreement on the value and other terms. In the event that the Company and the DOT do not reach agreement, a formal process may be initiated by the DOT pursuant to which, among other things, a group of independent commissioners will be appointed by a court to adjudicate the disputed matters.

      Lexington Avenue Property

      At one time, the Company's Lexington Avenue property was being considered by the Port Authority of New York and New Jersey (the "Port Authority") for the site of the terminus for a rail link from midtown Manhattan to LaGuardia and Kennedy Airports. The Port Authority recently approved a plan that would link Kennedy Airport to Manhattan without involving the Company's Lexington Avenue property.

      Tax Certiorari Proceedings

      In June 1996, a certiorari proceeding the Company had against the County of Nassau for overpayment of taxes on its former Valley Stream Store property for the period from 1986 to 1992 was resolved. The proceeds of $9,602,000, net, was received in July 1996.

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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Caldor Corporation ("Caldor")

      In September 1995, Caldor, which leases the Fordham Road and Flushing Properties from the Company, filed for relief under Chapter 11 of the United States Bankruptcy Code. Property rentals from these two leases represent approximately 39% of the Company's consolidated revenues for the six months ended June 30, 1996 and approximately 56% of the Company's consolidated revenues for the year ended December 31, 1995. Caldor leased these properties "as is", expended the entire cost of refurbishing these stores and has not affirmed either of these leases, but continues to pay rent on both of these locations. The loss of property rental payments under either of these leases could have a material adverse effect on the financial condition and results of operations of the Company.

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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture were $5,686,000 in the quarter ended June 30, 1996, compared to $2,945,000 in the prior year's quarter, an increase of $2,741,000. Revenues were $10,370,000 for the six months ended June 30, 1996, compared to $6,499,000 for the prior year's six months, an increase of $3,871,000. Of these increases (i) $595,000 and $1,089,000 were from equity in income of the unconsolidated joint venture (the Kings Plaza Shopping Center), (ii) $1,957,000 and $2,410,000 were from the commencement of rents and paid parking at the Company's Rego Park I property in March 1996, and (iii) $189,000 and $372,000 were from an increase in operating expenses passed through to tenants.

     Operating expenses were $1,429,000 in the quarter ended June 30, 1996, compared to $882,000 in the prior year's quarter, an increase of $547,000. Operating expenses were $2,453,000 in the six months ended June 30, 1996, compared to $1,528,000 in the prior year's six months, an increase of $925,000. These increases resulted from (i) expenses in connection with the paid parking operations in Rego Park and (ii) real estate taxes, maintenance and utility expenses, which were primarily passed through to tenants.

    General and administrative expenses were $1,262,000 in the quarter ended June 30, 1996, compared to $1,736,000 in the prior year's quarter, a decrease of $474,000. General and administrative expenses were $2,422,000 in the six months ended June 30, 1996 compared to $2,772,000 in the prior year's six months, a decrease of $350,000. These decreases resulted primarily from lower professional fees.

    Interest and debt expense for the quarter ended June 30, 1996, did not change significantly from such expense for the prior year's quarter. Interest and debt expense was $6,736,000 in the six months ended June 30, 1996, compared to $6,222,000 in the prior year's six months, an increase of $514,000. This increase was primarily attributable to interest on higher levels of average debt in the first quarter of 1996.

    Other income and interest income, net was $1,033,000 in the quarter ended June 30, 1996, compared to $687,000 in the prior year's quarter, an increase of $346,000. Other income and interest income, net was $1,655,000 in the six months ended June 30, 1996, compared to $784,000 in the prior year's six months, an increase of $871,000. These increases resulted primarily from (i) a reimbursement of expenses of $658,000 received in the second quarter of this year from the Company's partner in the unconsolidated joint venture and (ii) the amortization of deferred gains in connection with the Company's postretirement healthcare benefits of $265,000 and $530,000 in the three and six months ended June 30, 1996, partially offset by (iii) a decrease in interest income of $412,000 and $288,000 as a result of lower average cash invested this year than in the prior year's periods.

     As a result of the Company's intention to elect to be taxed as a REIT for the year ended December 31, 1995, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit in the quarter ended March 1995.

    Discontinued Operations
    The Company recorded income from discontinued operations of $11,602,000 in the quarter ended June 30, 1996 comprised of (i) $9,602,000 from the settlement of a tax certiorari proceeding against the County of Nassau for overpayment of taxes on its former Valley Stream Store property (see "Liquidity and Capital Resources") and (ii) $2,000,000 from the reduction of "Other liabilities of discontinued operations" to amounts estimated to be needed to resolve these liabilities.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

    Six Months Ended June 30, 1996

    Cash provided by operating activities of $920,000 was comprised of $2,646,000 from results of operations (net loss from continuing operations of $409,000 offset by non-cash items of $3,055,000), offset by a net change in operating assets and liabilities of $1,726,000.

    Net cash used in investing activities of $16,327,000 was comprised primarily of capital expenditures of $24,051,000, offset by the release of cash restricted for operating liabilities of $7,846,000.

    Net cash provided by financing activities of $10,005,000 was comprised of proceeds from the issuance of debt of $10,527,000 (net of deferred debt expense), offset by repayments of debt of $522,000.

    Six Months Ended June 30, 1995

    Cash used in operating activities of $32,950,000 was comprised of: (i) a net loss of $4,704,000 and (ii) the payment of liabilities of discontinued operations of $28,232,000.

    Net cash used in investing activities of $32,442,000 was comprised of capital expenditures of $11,607,000, cash restricted for construction financing of $6,000,000 and cash restricted for operating liabilities of $14,835,000.

    Net cash provided by financing activities of $81,991,000 was comprised of proceeds from the issuance of debt of $121,649,000 (net of deferred debt expense), offset by repayments of debt of $39,658,000.

    In connection with the redevelopment of the existing building and the construction of a multi-level parking structure on its Rego Park I property, the Company has expended approximately $36,500,000 and expects to expend, through the third quarter of 1996, up to an additional $3,000,000 to complete the project. At June 30, 1996, there was $1,700,000 available under a $60,000,000 construction loan to fund these expenditures with the balance to be funded from existing cash. The Company estimates that its capital expenditure requirements for other redevelopment projects will include: (i) the redevelopment of the Paramus property at a cost of approximately $50,000,000 to $60,000,000 and (ii) the demising of the Kings Plaza Store and installation of vertical transportation which may have an improvement cost between $10,000,000 and $20,000,000. Further, the Company is evaluating redevelopment plans for the Lexington Avenue site, which may involve razing the existing building and developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. While the Company anticipates that financing will be available for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

    On September 18, 1995, Caldor, which leases the Fordham Road and Flushing Properties from the Company, filed for relief under Chapter 11 of the United States Bankruptcy Code. Caldor accounted for approximately 39% of the Company's consolidated revenues for the six months ended June 30, 1996 and approximately 56% of the Company's consolidated revenues for the year ended December 31, 1995. Caldor leased these properties "as is", expended the entire cost of refurbishing these stores and continues to pay rent on both of these locations. The loss of property rental payments under either of these leases could have a material adverse effect on the financial condition and results of operations of the Company.

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

    In December 1995, the Company completed a tax certiorari proceeding with the City of New York regarding the Kings Plaza Shopping Center property. As a result of this settlement, $6,000,000 of the $8,000,000 held in escrow for unpaid real estate taxes was released during the quarter ended June 30, 1996 and the balance is expected to be released in the near future.

    In June 1996, a certiorari proceeding the Company had against the County of Nassau for overpayment of taxes on its former Valley Stream Store property for the period from 1986 to 1992 was resolved. The proceeds of $9,602,000, net, was received in July 1996.

    In addition, the Company may receive the proceeds from condemnation proceedings of a portion of its Paramus property -- see Note 3 - Contingencies - "Paramus Property".

    Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

                                ALEXANDER'S, INC.



PART II.    OTHER INFORMATION

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 On May 22, 1996, the Company held its annual meeting of
            stockholders. The matters on which the stockholders voted, in person or by proxy, were: (1) the election of the three nominees listed in the Proxy Statement to serve on the Board of Directors for a term of three years, or until their respective successors are duly elected and qualify and (2) the approval of the Company's Omnibus Stock Plan. The three nominees were elected at the meeting and the Omnibus Stock Plan was approved. The results of the voting are shown below:

                                        Election of Directors
                                        ---------------------
                                                                           Votes Cast
                                                                           Against or
                     Directors                    Votes Cast For           Withheld
                     ---------                    --------------           --------
                 David Mandelbaum                    4,146,549             633,665
                 Arthur I. Sonnenblick               4,146,549             633,665
                 Richard West                        4,146,549             633,665


                                   Approval of Omnibus Stock Plan
                                   ------------------------------
                                                                            Abstention
                                                    Votes Cast               or Broker
                     Votes Cast For                   Against                Non-Vote
                     --------------                   -------                --------
                       3,167,708                     1,316,454                296,052


      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:  The following exhibits are filed with this
                                   Quarterly Report on Form 10-Q.


                 10 Alexander's, Inc. Omnibus Stock Plan, as amended. Incorporated herein by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-07341).

                 27  Financial Data Schedule

            (b)  Reports on Form 8-K

                 None

                                ALEXANDER'S, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ALEXANDER'S, INC.
                                          -----------------------------
                                                   (Registrant)




Date:  August 8, 1996                           /s/ Joseph Macnow
                                          -----------------------------
                                                    JOSEPH MACNOW
                                            Vice President - Chief Financial
                                          Officer and Chief Accounting Officer

                                ALEXANDER'S, INC.

                                  EXHIBIT INDEX

                                                                              PAGE NUMBER IN
                                                                                SEQUENTIAL
         EXHIBIT NO.                                                             NUMBERING
         -----------                                                             ---------


            10           Alexander's, Inc. Omnibus Stock Plan, as amended.
                         Incorporated herein by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                         (Registration No. 333-07341).

            27           Financial Data Schedule                                    15