Form 10-Q
period 1996-09-30
ALEXANDERS INC
filed 1996-11-12
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 13


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                SEPTEMBER 30, 1996
                               ------------------------------------------------

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    -------------------

Commission File Number:   1-6064


                              ALEXANDER'S, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   DELAWARE                                    51-0100517
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                          Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                 07663
-------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                (201)587-8541
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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

              As of October 25, 1996 there were 5,000,850 common shares
                                 outstanding.

                               ALEXANDER'S, INC.

                                     INDEX



                                                                                                Page Number
                                                                                                -----------
PART I.      FINANCIAL INFORMATION:
             ----------------------

          Item 1.     Financial Statements:

                      Consolidated Balance Sheets as of September 30, 1996
                      and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                      Consolidated Statements of Operations for the Three and Nine
                      Months Ended September 30, 1996 and September 30, 1995  . . . . . . . . . . .   4

                      Consolidated Statements of Cash Flows for the Nine
                      Months Ended September 30, 1996 and September 30, 1995  . . . . . . . . . . .   5

                      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .   6

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . .   8


PART II.              OTHER INFORMATION:
                      -----------------

          Item 5.     Other Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

          Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .  11


Signatures              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Exhibit Index           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Exhibit 3.1             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Exhibit 27              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

PART I.  FINANCIAL INFORMATION

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1996           1995
                                                 ------------    -----------
ASSETS:

Real estate, at cost:
  Land                                              $  46,082      $ 46,082
  Buildings, leaseholds and improvements
    (including $34,996 of construction
    in progress at December 31, 1995)                 112,528        96,238
  Capitalized expenses and predevelopment
    costs                                              45,058        33,165
                                                    ---------      --------
      Total                                           203,668       175,485
  Less accumulated depreciation and
    amortization                                      (38,784)      (37,794)
                                                    ---------      --------
                                                      164,884       137,691
  Investment in unconsolidated joint
    venture                                            11,098        12,744
                                                    ---------      --------
  Real estate, net                                    175,982       150,435

Cash and cash equivalents                              10,969         8,471
Restricted cash                                         6,377        16,905
Accounts receivable, net of allowance for
  doubtful accounts of $147 in each period                228           180
Receivable arising from the straight-lining
  of rents, net                                         5,504         4,228
Deferred lease and other expense                        8,362        10,460
Deferred debt expense                                   2,850         4,341
Other assets                                            1,579         3,521
                                                     --------      --------
TOTAL ASSETS                                         $211,851      $198,541
                                                     ========      ========
                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1996           1995
                                                 ------------    -----------
LIABILITIES AND DEFICIENCY IN NET ASSETS:

Liabilities:

Debt                                                 $192,599      $182,883
Amounts due to Vornado Realty Trust and
 its affiliate                                          4,978         8,482
Liability for postretirement
 healthcare benefits                                   14,357        15,526
Accounts payable and accrued liabilities                5,130         4,389
Other liabilities from discontinued operations          2,760         5,797
Minority interest                                         600           600
                                                    ---------     ---------
   TOTAL LIABILITIES                                  220,424       217,677
                                                    ---------     ---------
Commitments and contingencies

Deficiency in Net Assets:

Common stock; $1.00 par value per share;
  authorized, 10,000,000 shares;
  issued 5,173,450                                      5,174         5,174
Additional capital                                     24,843        24,843
Deficit                                               (37,630)      (48,193)
                                                    ---------     ---------
                                                       (7,613)      (18,176)
Less treasury shares, 172,600 shares at
  cost                                                   (960)         (960)
                                                     --------      --------
   Total deficiency in net assets                      (8,573)      (19,136)
                                                     --------      --------
TOTAL LIABILITIES AND DEFICIENCY
   IN NET ASSETS                                     $211,851      $198,541
                                                     ========      ========

                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share amounts)

                                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                      ----------------------------   -----------------------------
                                                      SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                          1996           1995            1996            1995
                                                      ------------   -------------   -------------   ------------
Revenues:
 Property rentals                                         $ 4,315        $ 2,571        $ 11,768       $ 7,614
 Expense reimbursements                                       398            280           1,365           875
 Equity in income of unconsolidated
   joint venture                                              666          1,270           2,616         2,131
                                                         --------        -------        --------       -------
Total revenues                                              5,379          4,121          15,749        10,620
                                                         --------        -------        --------       -------

Expenses:
 Operating (including management fee to
   Vornado of $210 and $630 in 1996 and
   $210 and $490 in 1995)                                   1,481          1,124           3,984         2,726
 General and administrative (including
   management fee to Vornado of $540
   and $1,620 in 1996 and $540 and $1,260
   in 1995)                                                   961            825           3,333         3,523
 Depreciation and amortization                                549            460           1,372         1,393
 Reorganization costs                                          -              -               -          1,938
                                                         --------        -------        --------       -------
Total expenses                                              2,991          2,409           8,689         9,580
                                                         --------        -------        --------       -------

Operating income                                            2,388          1,712           7,060         1,040

Interest and debt expense (including
 interest on loan from Vornado)                            (3,657)        (3,986)        (10,393)      (10,208)
Other income and interest income, net                         639            348           2,294         1,132
                                                         --------        -------        --------       -------

Loss before reversal of deferred taxes                       (630)        (1,926)         (1,039)       (8,036)
Reversal of deferred taxes                                     -              -               -          1,406
                                                         --------        -------        --------       -------

Loss from continuing operations                              (630)        (1,926)         (1,039)       (6,630)
Income from discontinued operations                            -              -           11,602            -
                                                         --------        -------        --------       -------

Net (loss)/income                                        $   (630)       $(1,926)       $ 10,563       $(6,630)
                                                         ========        =======        ========       =======

Net (loss)/income per share:
 Continuing operations                                      $(.13)         $(.39)          $(.21)       $(1.33)
 Discontinued operations                                       -              -             2.32            -
                                                           ------         ------           -----        ------
 Net (loss)/income                                          $(.13)         $(.39)          $2.11        $(1.33)
                                                            =====          =====           =====        ======

Weighted average number of common
  shares outstanding during period                      5,000,850      5,000,850       5,000,850     5,000,850



                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                ----------------------------------
                                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                                     1996                1995
                                                                                -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                             $ (1,039)           $ (6,630)
     Adjustments to reconcile net loss to net cash
        provided by (used in) continuing
        operating activities:
           Depreciation and amortization
              (including debt issuance costs)                                        2,863               3,591
           Straight-lining of rental income                                         (1,276)             (1,147)
           Equity in income of unconsolidated joint
                 venture (net of distributions of
                 $4,262 in 1996 and contributions of
                 $951 in 1995)                                                       1,646              (3,082)
     Change in assets and liabilities:
           Accounts receivable                                                         (48)               (366)
           Note receivable                                                              -                4,550
           Amounts due to Vornado Realty Trust and its affiliate                    (1,585)             (1,355)
           Liability for postretirement healthcare benefits                         (1,169)               (126)
           Accounts payable and accrued liabilities                                    742                   2
           Other                                                                     1,620              (1,459)
                                                                                  --------            --------

Net cash provided by (used in) operating activities of
  continuing operations                                                              1,754              (6,022)
Net cash provided by (used in) discontinued operations                               8,683             (28,425)
                                                                                  --------            --------
Net cash provided by (used in) operating activities                                 10,437             (34,447)
                                                                                  --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to real estate                                                         (28,183)            (28,480)
  Cash restricted for construction financing                                         2,126              (6,098)
  Cash restricted for operating liabilities                                          8,402             (14,684)
                                                                                  --------            --------
Net cash used in investing activities                                              (17,655)            (49,262)
                                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt                                                                  10,527             138,425
  Debt repayments                                                                     (811)            (39,766)
  Deferred debt expense                                                                 -               (5,553)
                                                                                  --------            --------
Net cash provided by financing activities                                            9,716              93,106
                                                                                  --------            --------

Net increase in cash and cash equivalents                                            2,498               9,397
Cash and cash equivalents at beginning of period                                     8,471               2,363
                                                                                  --------            --------

Cash and cash equivalents at end of period                                        $ 10,969            $ 11,760
                                                                                  ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for interest (including capitalized
    interest of $6,452 and $4,569)                                                $ 15,354            $ 12,579
                                                                                  ========            ========

                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     CONSOLIDATED FINANCIAL STATEMENTS

              The consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three and nine months ended September 30, 1996 and September 30, 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and September 30, 1995 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.


2.     RELATED PARTY TRANSACTIONS

                Under a management and development agreement (the "Management Agreement") with Vornado Realty Trust ("Vornado"), Alexander's incurred fees of $937,000 and $1,162,000 in the three months ended September 30, 1996 and 1995 and $4,405,000 and $2,713,000 in the nine months ended September 30, 1996 and 1995. The fees for the nine months ended September 30, 1996, included $1,443,000 related to the substantial completion of the redevelopment of the Rego Park I property in the quarter ended March 31, 1996.

              The fee pursuant to the Management Agreement is in addition to the leasing fee the Company pays to Vornado under the terms of its leasing agreement. Subject to the payment of rents by tenants, Vornado is due $4,357,000 at September 30, 1996 under such agreement. The lease which Vornado had previously negotiated with Caldor on behalf of the Company for a portion of its Rego Park I property was rejected in March 1996 in Caldor's bankruptcy proceedings, resulting in $1,717,000 of previously recorded leasing fees payable and the corresponding deferred lease expense being reversed in the quarter ended March 31, 1996.

              In addition, the Company incurred interest on its loan from Vornado of $1,889,000 in each of the three-month periods ended September 30, 1996 and 1995, of which $1,045,000 was capitalized this year and $279,000 was capitalized last year. Interest on the loan was $5,627,000 and $4,087,000 in the nine months ended September 30, 1996 and 1995, of which $2,882,000 and $900,000 were capitalized.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     CONTINGENCIES

              Paramus Property

              Recently, the Company was notified that the State of New Jersey had reduced the acreage that it intends to condemn to approximately 9 acres from the 10 acres it had previously sought. The land subject to the condemnation is located on the periphery of the property and will be used to lessen traffic congestion. The New Jersey Department of Transportation ("DOT") amended its offer to purchase the land to approximately $15,000,000 (previously $15,400,000) based on an appraisal performed on its behalf for the reduced acreage. The Company is negotiating with the DOT to attempt to reach agreement on the value and other terms. In the event that the Company and the DOT do not reach agreement, a formal process may be initiated by the DOT pursuant to which, among other things, a group of independent commissioners will be appointed by a court to adjudicate the disputed matters.

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

              Caldor Corporation ("Caldor")

              In September 1995, Caldor, which leases the Fordham Road and Flushing Properties from the Company, filed for relief under Chapter 11 of the United States Bankruptcy Code. Property rentals from these two leases represent approximately 39% of the Company's consolidated revenues for the nine months ended September 30, 1996 and approximately 56% of the Company's consolidated revenues for the year ended December 31, 1995. Caldor leased these properties "as is", expended the entire cost of refurbishing these stores and has not affirmed either of these leases, but continues to pay rent on both of these locations. The loss of property rental payments under either of these leases could have a material adverse effect on the financial condition and results of operations of the Company.

              Caldor was also a lessee for a portion of the Rego Park I property. Caldor received Bankruptcy Court approval to reject the lease effective March 18, 1996. The Company has filed a claim for damages based on such rejection.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture were $5,379,000 in the quarter ended September 30, 1996, compared to $4,121,000 in the prior year's quarter, an increase of $1,258,000. Revenues were $15,749,000 for the nine months ended September 30, 1996, compared to $10,620,000 for the prior year's nine months, an increase of $5,129,000.

       Property rentals were $4,315,000 in the quarter ended September 30, 1996, compared to $2,571,000 in the prior year's quarter, an increase of $1,744,000. Property rentals were $11,768,000 in the nine months ended September 30, 1996, compared to $7,614,000 in the prior year's nine months, an increase of $4,154,000. These increases resulted primarily from the commencement of rents and paid parking at the Company's Rego Park I property in March 1996.

       The increases in tenant expense reimbursements reflect a corresponding increase in operating expenses passed through to tenants.

       Equity in income of unconsolidated joint venture ("the Kings Plaza Shopping Center") was $666,000 in the quarter ended September 30, 1996, compared to $1,270,000 in the prior year's quarter, a decrease of $604,000. This decrease resulted primarily because billings to tenants for certain reimbursable expenses in the prior year's quarter included a cumulative adjustment and therefore represented nine months of expenses. In the current year these expenses were billed ratably over the nine months. Equity in income of the Kings Plaza Shopping Center was $2,616,000 for the nine months ended September 30, 1996, compared to $2,131,000 in the prior year's nine months, an increase of $485,000. This increase resulted primarily from an increase in rent from mall tenants.

     Operating expenses were $1,481,000 in the quarter ended September 30, 1996, compared to $1,124,000 in the prior year's quarter, an increase of $357,000. Operating expenses were $3,984,000 in the nine months ended September 30, 1996, compared to $2,726,000 in the prior year's nine months, an increase of $1,258,000. These increases resulted from (i) expenses in connection with the paid parking operations in Rego Park and (ii) real estate taxes, maintenance and utility expenses, which were primarily passed through to tenants.

       General and administrative expenses were $961,000 in the quarter ended September 30, 1996, compared to $825,000 in the prior year's quarter, an increase of $136,000. Expenses were lower in the prior year's quarter as a result of a franchise tax credit during that period. General and administrative expenses were $3,333,000 in the nine months ended September 30, 1996 compared to $3,523,000 in the prior year's nine months, a decrease of $190,000. This decrease resulted primarily from lower professional fees.

       Interest and debt expense for the quarter and nine months ended September 30, 1996, did not change significantly from such expense for the prior year's periods. The increase in interest and debt expense for the quarter and the nine months ended September 30, 1996 resulting from higher levels of average debt was offset by an increase in interest capitalized during development this year.

       Other income and interest income, net was $639,000 in the quarter ended September 30, 1996, compared to $348,000 in the prior year's quarter, an increase of $291,000. Other income and interest income, net was $2,294,000 in the nine months ended September 30, 1996, compared to $1,132,000 in the prior year's nine months, an increase of $1,162,000. These increases resulted primarily from (i) the amortization of deferred gains in connection with the Company's postretirement healthcare benefits and workmen's compensation insurance refunds aggregating $416,000 and $946,000 in the three and nine

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months ended September 30, 1996 and (ii) a reimbursement of expenses of $658,000 received in the second quarter of this year from the Company's partner in the unconsolidated joint venture, partially offset by (iii) a decrease in interest income of $232,000 and $521,000 as a result of lower average cash invested this year than in the prior year.

        As a result of the Company's election to be taxed as a REIT for the year ended December 31, 1995, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit in the quarter ended March 1995.

       Discontinued Operations
       The Company recorded income from discontinued operations of $11,602,000 in the quarter ended June 30, 1996 comprised of (i) $9,602,000 from the settlement of a tax certiorari proceeding against the County of Nassau for overpayment of taxes on its former Valley Stream Store property and (ii) $2,000,000 from the reduction of "Other liabilities of discontinued operations" to amounts estimated to be needed to resolve these liabilities.


LIQUIDITY AND CAPITAL RESOURCES

       Nine Months Ended September 30, 1996
       Cash provided by operating activities of $10,437,000 was comprised of
(i) net cash provided by discontinued operations of $8,683,000 (proceeds from settlement of tax certiorari proceedings, net of payment of allowed general unsecured claims) and (ii) $2,194,000 from results of operations (net loss from continuing operations of $1,039,000 offset by non-cash items of $3,233,000), offset by (iii) a net change in operating assets and liabilities of $440,000.

       Net cash used in investing activities of $17,655,000 was comprised of capital expenditures of $28,183,000, offset by the release of cash restricted for operating liabilities of $10,528,000.

       Net cash provided by financing activities of $9,716,000 was comprised of proceeds from the issuance of debt of $10,527,000, offset by repayments of debt of $811,000.

       Nine Months Ended September 30, 1995
       Cash used in operating activities of $34,447,000 was comprised of (i) a net loss of $6,630,000, (ii) the payment of liabilities of discontinued operations of $28,425,000 and (iii) non-cash items of $638,000, offset by (iv) a net change in operating assets and liabilities of $1,246,000.

       Net cash used in investing activities of $49,262,000 was comprised of
(i) capital expenditures of $28,480,000, (ii) cash restricted for construction financing of $6,098,000 and (iii) cash restricted for operating liabilities of $14,684,000.

       Net cash provided by financing activities of $93,106,000 was comprised of proceeds from the issuance of debt of $132,872,000 (net of deferred debt expense), offset by repayments of debt of $39,766,000.

       In connection with the redevelopment of the existing building and the construction of a multi-level parking structure on its Rego Park I property, the Company has expended approximately $36,500,000 and expects to expend up to an additional $3,000,000 to complete the project. At September 30, 1996, there was $1,700,000 available under a $60,000,000 construction loan to fund these expenditures with the balance to be funded from existing cash. The Company estimates that its capital expenditure requirements for other redevelopment projects will include: (i) the redevelopment of the Paramus property at a cost of

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


approximately $50,000,000 to $60,000,000 and (ii) the demising of the Kings Plaza Store which may have an improvement cost between $5,000,000 and $10,000,000. Further, the Company is evaluating redevelopment plans for the Lexington Avenue site, which may involve razing the existing building and developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. While the Company anticipates that financing will be available for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

       On September 18, 1995, Caldor, which leases the Fordham Road and Flushing Properties from the Company, filed for relief under Chapter 11 of the United States Bankruptcy Code. Caldor accounted for approximately 39% of the Company's consolidated revenues for the nine months ended September 30, 1996 and approximately 56% of the Company's consolidated revenues for the year ended December 31, 1995. Caldor leased these properties "as is", expended the entire cost of refurbishing these stores and continues to pay rent on both of these locations. The loss of property rental payments under either of these leases could have a material adverse effect on the financial condition and results of operations of the Company.

       Caldor was also a lessee for a portion of the Rego Park I property. Caldor received Bankruptcy Court approval to reject the lease effective March 18, 1996. The Company has filed a claim for damages based on such rejection.

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

       In December 1995, the Company completed a tax certiorari proceeding with the City of New York regarding the Kings Plaza Shopping Center property. As a result of this settlement, $6,000,000 of the $8,000,000 held in escrow for unpaid real estate taxes was released during the nine months ended September 30, 1996 and the balance is expected to be released in the near future.

       In addition, the Company may receive proceeds from condemnation proceedings of a portion of its Paramus property -- see Note 3 - Contingencies
- "Paramus Property".

       Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

                               ALEXANDER'S, INC.



PART II.    OTHER INFORMATION

       ITEM 5.   OTHER MATTERS

                        On November 7, 1996, the Board of Directors of the
                 Company amended the By-Laws of the Company to require advance written notice (a "Stockholder's Notice") of (i) any business or proposal to be brought by any stockholder of the Company at an annual meeting of stockholders (which notice must contain certain specified information relating to any such business or proposal and any such stockholder) and (ii) any stockholder's intention to nominate a director at a stockholder meeting (which notice must contain certain specific information relating to any such stockholder and any such nominee). The requirements set forth in the By-Laws are in addition to all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters described above. A copy of the By-Laws of the Company, as amended, has been filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                        Pursuant to the By-Laws, with respect to the 1997 Annual
                 Meeting, a Stockholder's Notice must be delivered to or mailed to, postage prepaid, and received at the principal executive offices of the Company no later than March 23, 1997 and no earlier than February 21, 1997. A Stockholder's Notice should be addressed to the Secretary of the Company, Alexander's, Inc., Park 80 West, Plaza II, Saddle Brook, New Jersey 07663.


       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits:  The following exhibits are filed with this
                                Quarterly Report on Form 10-Q.

                 3.1 Amended By-Laws of the Registrant

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




                                                 ALEXANDER'S, INC.
                                       --------------------------------
                                                   (Registrant)




Date:  November 7, 1996                        /s/ Joseph Macnow
                                       -----------------------------------
                                                   JOSEPH MACNOW
                                         Vice President - Chief Financial
                                       Officer and Chief Accounting Officer

                               ALEXANDER'S, INC.

                                 EXHIBIT INDEX


                                                            PAGE NUMBER IN
                                                               SEQUENTIAL
   EXHIBIT NO.                                                 NUMBERING
   -----------                                              --------------
       3.1        Amended By-Laws of the Registrant                14

       27         Financial Data Schedule                          43