Form 10-K405
period 1996-12-31
ALEXANDERS INC
filed 1997-03-04
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 53


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission file number: 1-6064

                                ALEXANDER'S, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       51-0100517
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

Park 80 West, Plaza II, Saddle Brook, New Jersey                     07663
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:    (201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
Common Stock, $1 par value                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X        NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the New York Stock Exchange on February 21, 1997) was approximately $160,521,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No

5,000,850 shares of the Registrant's common stock, par value $1 per share, were outstanding as of February 21, 1997.

                       Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 28, 1997.

                                TABLE OF CONTENTS


                                                                             Page
                                                                             ----
                 Item
                 ----
PART I.           1.  Business                                                  3

                  2.  Properties                                                7

                  3.  Legal Proceedings                                        11

                  4.  Submission of Matters to a Vote of Security Holders      11

                      Executive Officers of the Company                        12

PART II.          5.  Market for Registrant's Common
                      Equity and Related Stockholder Matters                   13

                  6.  Selected Financial Data                                  14

                  7.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            15

                  8.  Financial Statements and Supplementary Data              20

                  9.  Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                   20

PART III.        10.  Directors and Executive Officers of the Registrant          (1)

                 11.  Executive Compensation                                      (1)

                 12.  Security Ownership of Certain
                      Beneficial Owners and Management                            (1)

                 13.  Certain Relationships and Related Transactions              (1)

PART IV.         14.  Exhibits, Financial Statement
                      Schedules, and Reports on Form 8-K                       40


SIGNATURES                                                                     41
----------------------



(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1996, which is incorporated by reference.

                                     PART I

Item 1. Business

GENERAL

        Alexander's, Inc. (the "Company") is a real estate investment trust ("REIT") engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores (which ceased operations in 1992) formerly operated. The Company believes that its properties, which are located in New York City and Bergen County, New Jersey, offer advantageous retail opportunities, principally because of their size and location in areas where comparable store sites are not readily available.

        Alexander's has nine properties consisting of:

        Operating properties:

        (i) the Rego Park I property located on Queens Boulevard and 63rd Road in Rego Park, Queens, New York, which contains a recently redeveloped 351,000 square foot building, of which 96% is leased to Sears, Circuit City, Bed Bath & Beyond and Marshalls;

        (ii) the Kings Plaza Shopping Center on Flatbush Avenue in Brooklyn, New York which consists of 427,000 square feet of mall stores (the "Kings Plaza Mall") in which the Company owns a 50% interest;

        (iii) the Fordham Road property located at Fordham Road and the Grand Concourse in the Bronx, New York, which contains a 303,000 square foot building leased to Caldor, Inc. ("Caldor");

        (iv) the Flushing property located at Roosevelt Avenue and Main Street in Flushing, New York, which contains a 177,000 square foot building sub-leased to Caldor and

        (v) the Third Avenue property located at Third Avenue and 152nd Street in the Bronx, New York, which contains a 173,000 square foot building leased to an affiliate of Conway.

        Non-operating properties to be redeveloped:

        (vi) the Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York in which the Company is the general partner and has a 92% limited partnership interest;

        (vii) the Paramus property which consists of 39.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey;

        (viii) the Kings Plaza Store, a 339,000 square foot store, which was one of the two anchor stores at the Kings Plaza Shopping Center. In January 1997, Sears leased 289,000 square feet at this location for use as a full-line department store expected to open in the last quarter of 1997, and

        (ix) the Rego Park II property, which comprises one and one-half square blocks of vacant land adjacent to the Rego Park I property.

        See Item 2 "Properties" for additional information.

        The following tenants accounted for more than 10% of the Company's consolidated revenues:

                                                  Years Ended
                                                  December 31,
                                       1996           1995         1994
                                      ------         ------       -----
               Caldor                   36%           56%           64%
               Sears                    23%           --            --
               Conway                    6%           13%           14%

The loss of property rental payments under any of these leases could have a material adverse effect on the financial condition and results of operations of the Company. In September 1995, Caldor filed for relief under Chapter 11 of the United States Bankruptcy Code. On February 11, 1997 Caldor announced that, subject to Bankruptcy Court approval, it expects to close the Fordham Road store in May 1997. The annual base rental revenue under this lease is $3,537,000.

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

        The Company estimates that the fair market value of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity. Alexander's continues to evaluate its needs for capital, which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. In addition, the Company may receive the proceeds from the condemnation proceeding -- described in Item 2 "Paramus Property" on page 10. Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

        The Company is a Delaware corporation with its principal executive office located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663, telephone (201) 587-8541.

        Relationship with Vornado Realty Trust ("Vornado")

        On March 2, 1995, Vornado, which previously owned 2.2% of the Company's Common Stock, purchased 27.1% of the Company's Common Stock owned by Citibank, N.A. In addition, Vornado and a bank lent the Company $75,000,000. The loan has a three-year term and is secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries. In addition, Vornado agreed to act as manager of the Company for a period of three years commencing March 2, 1995 pursuant to a management and development agreement (the "Management Agreement"). Vornado is a fully integrated REIT with significant experience in the ownership, development, redevelopment, leasing, operation and management of retail and industrial properties. On July 6, 1995, Vornado assigned its Management Agreement to Vornado Management Corp., an affiliate of Vornado.

        The annual management fee payable by the Company to Vornado is $3,000,000, plus 6% of development costs with minimum guaranteed fees for the development portion of $1,650,000 in the first year and $750,000 in each of the second and third years. For the year ended December 31, 1996, the Company paid development fees of $2,343,000 to Vornado.

        The fee pursuant to the Management Agreement is in addition to the leasing fee the Company pays to Vornado under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992. Subject to the payment of rents by tenants, Vornado is due $5,565,000. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. The term of the Leasing Agreement has been extended to be coterminous with the term of the Management Agreement.

        Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. Interstate owns 27.1% of the outstanding common stock of the Company and owns 24.4% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 3.0% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 29.1% of the outstanding common shares of beneficial interest of Vornado. On December 2, 1996, Michael D. Fascitelli was elected a director of the Company and received an option for 350,000 shares of the Company's common stock pursuant to the Company's Omnibus Stock Plan. Mr. Fascitelli is President of Vornado Realty Trust and a member of its Board of Trustees.


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

        In March 1995, the Company paid holders of allowed general unsecured claims in full, together with accrued interest in respect of their claims. Such payments aggregated approximately $24,000,000. The Official Committee of Unsecured Creditors has been dissolved and all secured and unsecured creditors having allowed claims in the Bankruptcy Court cases have received the cash payments or debt instruments contemplated to be delivered to them under the Plan.

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

        The results of a 1993 Phase I environmental study at the Kings Plaza Shopping Center's ("Center") property show that certain adjacent properties owned by third parties have experienced petroleum hydrocarbon contamination. Based on this study and preliminary investigation of the Center's property and its history, there is potential for contamination on the property. The study also revealed an underground storage tank which failed an integrity test, although no contamination has been observed to date. The tank failure has been reported to the New York State Department of Environmental Conservation ("DEC") and the tank was repaired in early 1994. In October 1994, independent testing revealed that all of the Center's underground storage tanks (used for storing heating oil) and related distribution lines passed a tank and line leak status test. Such results were furnished to the DEC. If contamination is found on the property, the Center may be required to engage in remediation activities; management is unable to estimate the financial impact of potential contamination if any is discovered in the future. If further investigations reveal that there is contamination on its site, since the Center believes such contamination would have resulted from activities of third parties, the Center intends to pursue all available remedies against any of these third parties.


        The Company is aware of the presence of asbestos-containing materials at several of its properties and believes that it manages such asbestos in accordance with applicable laws. The Company plans to abate or remove such asbestos as appropriate.

        The Company believes that known and potential environmental liabilities will not have a material adverse effect on the Company's business, assets, results of operations or cash flow. However, there can be no assurance that the confirmation of the existence of contamination or the identification of potential new areas of contamination would not be material to the Company.


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

Item 2. Properties

        The following table shows the location, approximate size and leasing status as of December 31, 1996 of each of the Company's properties.

                                          Approximate      Approximate
                                             Land        Building Square      Average
                                            Square          Footage/        Annualized
                                        Footage ("SF")      Number of        Base Rent     Percent
    Property             Ownership        or Acreage         Floors      Per Sq. Foot (1)  Leased
  ------------           ---------     ----------------- --------------- ----------------  -------
OPERATING PROPERTIES
  Rego Park I             Owned            4.8 acres         351,000/3        $27.79          96%
   Queens Blvd. &                                               (2)
   63rd Rd.
   Rego Park, New York

  Kings Plaza             50%             24.3 acres         427,000/2        $31.19          84%
   Shopping Center        Owned                               (2) (4)
   (Kings Plaza Mall)
   Flatbush Avenue
   Brooklyn, New York

  Fordham Road &          Owned            92,211 SF         303,000/5        $11.54         100%
   Grand Concourse
   Bronx, New York

  Roosevelt Avenue &      Leased (5)       44,975 SF         177,000/4        $16.35         100%
   Main Street                                                  (2)
   Flushing, New York

  Third Avenue &          Owned            60,451 SF         173,000/4        $ 4.33         100%
   152nd Street
   Bronx, New York
                                                            ---------
                                                            1,431,000
                                                            =========

REDEVELOPMENT PROPERTIES
  Square block at East      92%            84,420 SF         591,000/6
   59th Street &          Owned (6)                             (7)
   Lexington Avenue
   New York, New York

  Routes 4 & 17           Owned           39.3 acres         340,000/3
   Paramus, New Jersey                       (8)               (7)

  Kings Plaza Store       Owned           Included in        339,000/4
   Flatbush Avenue                      Shopping Center
   Brooklyn, New York                     total above

  Rego Park II            Owned            6.6 acres           --
   Queens, New York


                                                                                  Lease
                                                             Square            Expiration/
                                                             Footage             Option
    Property                        Tenants                  Leased            Expiration
  ------------                ---------------------          ------            ----------
OPERATING PROPERTIES
  Rego Park I                       Sears                    195,000               2021
   Queens Blvd. &                 Circuit City                50,000                (3)
   63rd Rd.                   Bed Bath & Beyond               46,000                (3)
   Rego Park, New York            Marshalls                   39,000             2008/2021

  Kings Plaza                     120 Tenants                357,000            (See table
   Shopping Center                                                              on page 9)
   (Kings Plaza Mall)
   Flatbush Avenue
   Brooklyn, New York

  Fordham Road &                    Caldor (9)               303,000             2013/2028
   Grand Concourse
   Bronx, New York

  Roosevelt Avenue &                  Caldor                 177,000               2027
   Main Street
   Flushing, New York

  Third Avenue &              An affiliate of Conway         173,000               2023
   152nd Street
   Bronx, New York




REDEVELOPMENT PROPERTIES
  Square block at East
   59th Street &
   Lexington Avenue
   New York, New York

  Routes 4 & 17
   Paramus, New Jersey

  Kings Plaza Store                    Sears                  289,000                (3)
   Flatbush Avenue
   Brooklyn, New York

  Rego Park II
   Queens, New York

(1) Average annualized base rent per square foot does not include rent for leases which had not commenced as of December 31, 1996.

(2)     Excludes parking garages operated for the benefit of the Company.

(3) The Circuit City and Bed Bath & Beyond leases are expected to commence in the first half of 1997. The Sears lease is expected to commence in the last quarter of 1997.

(4) Excludes approximately 150,000 square feet of enclosed, common area space.

(5) Leased to the Company through January 2027. The Company is obligated to pay rent to the landlord as follows: $496,000 per year through January 1997, $331,000 per year from February 1997 through January 2007, $220,000 per year from February 2007 through January 2017, and $147,000 from February 2017 through January 2027.

(6) The Lexington Avenue property is owned by Seven Thirty One Limited Partnership, of which 7.64% is owned by non-affiliated limited partners.

(7) The Company is evaluating redevelopment plans for these sites which may involve razing the existing buildings.

(8) Approximately 9 acres are subject to condemnation described in Item 2 "Paramus Property" on page 10.

(9) On February 11, 1997, Caldor announced that, subject to Bankruptcy Court approval, it expects to close this store in May 1997.

Operating Properties:

Rego Park I

    The Rego Park I property encompasses the entire block fronting on Queens Boulevard and bounded by 63rd Road, 62nd Drive, 97th Street and Junction Boulevard, and includes the Company's former three-floor store.

    The existing 351,000 square foot building has been redeveloped and 96% of its square footage has been leased to Sears, Circuit City, Bed Bath & Beyond and Marshalls. In addition, a multi-level parking structure has been constructed. The parking structure provides paid parking spaces for approximately 1,200 vehicles. In connection with this redevelopment, the Company has expended approximately $37,200,000 and expects to expend up to an additional $3,400,000 to complete the project. At December 31, 1996 there was $1,700,000 available under a $60,000,000 construction loan to fund these expenditures.


    Kings Plaza Shopping Center

    The Kings Plaza Shopping Center (the "Center") comprises a two-level mall (the "Kings Plaza Mall"), and two four-level anchor stores. It contains approximately 1.1 million square feet and occupies a 24.3-acre site at the intersection of Flatbush Avenue and Avenue U located in Brooklyn, New York. Among its features are a marina, a five-level parking structure and an energy plant that generates the shopping center's electrical power. The Company owns one anchor store in the shopping center of approximately 339,000 square feet (see "Kings Plaza Store" - Redevelopment Properties), and an undivided one-half interest in the Kings Plaza Mall. The other anchor store is owned and operated as a Macy's store by Federated Department Stores, Inc. ("Federated").

Kings Plaza Mall

    The Mall stores contain approximately 427,000 leasable square feet. As of December 31, 1996, 84% of the leasable area was leased to approximately 120 tenants.

    The following table shows lease expirations for the tenants in the Mall stores for the next ten years, assuming none of the tenants exercise renewal options:

                                                                                               Percent of Total        Percent of
                               Approximate                                Annualized Fixed      Leased Square          1996 Gross
                Number of    Leased Area in        Annualized Fixed          Rent Under            Footage            Annual Rental
                 Leases     Square Feet Under        Rent Under            Expiring Leases      Represented by       Represented by
Year            Expiring     Expiring Leases       Expiring Leases         per Square Foot      Expiring Leases      Expiring Leases
----            --------     ---------------       ---------------         ---------------      ---------------      ---------------
1997               7              25,549              $  498,303              $   19.50               5.99%               3.73%
1998               5              11,471                 281,610                  24.55               2.69%               2.11%
1999               4               7,720                 446,569                  57.85               1.81%               3.35%
2000              13              29,091               1,369,727                  47.08               6.82%              10.28%
2001              15              81,018               2,487,507                  30.70              18.98%              18.67%
2002              13              42,207               1,591,188                  37.70               9.89%              11.94%
2003              12              26,510               1,210,055                  45.65               6.21%               9.08%
2004               3              25,819               1,236,055                  47.87               6.05%               9.28%
2005               4              27,253                 622,400                  22.84               6.38%               4.67%
2006              14              53,549               1,819,118                  33.97              12.53%              13.65%

The following table shows the occupancy rate and the annual rent per square foot as of:

                                                                   Annual Rent
                                             Occupancy Rate      Per Square Foot
                                             --------------      ---------------
                         December 31, 1996         84%                  $31.19
                         December 31, 1995         88%                  $27.54
                         June 30, 1994             88%                  $24.91
                         June 30, 1993             90%                  $24.77
                         June 30, 1992             86%                  $21.92

    Centercorp, Inc. manages the Mall. Interstate Properties, through Vornado, is the leasing agent.

    At December 31, 1996, the Company's share of the $7,890,000 mortgage on the Kings Plaza Mall is $3,945,000. The interest rate is 8.50% and it matures on December 1, 2001. Since the Kings Plaza Mall is an unconsolidated joint venture, the mortgage on the Kings Plaza Mall is not reflected on the Company's books and records.

Fordham Road

    The Company owns the Fordham Road property, which is located at the intersection of Fordham Road and the Grand Concourse in the Bronx, New York. The property includes a five-floor building containing approximately 303,000 square feet located in the center of a shopping complex in one of the busiest shopping areas in the Bronx. This property is leased to Caldor. On February 11, 1997, Caldor announced that, subject to Bankruptcy Court approval, it expects to close this store.

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

    This property is subleased to Caldor (other than the portion currently being used as a parking garage).

Third Avenue

    The Company owns the Third Avenue property, a four-floor building and a small surface parking lot located at the intersection of Third Avenue and 152nd Street in the Bronx, New York. The store is located in a densely populated neighborhood. This property is leased to an affiliate of Conway, a New York area discount retailer.


Redevelopment Properties:

Lexington Avenue

    As of December 31, 1996, the Company owns an approximately 92% interest in the Seven Thirty One Limited Partnership (the "Partnership"), a limited partnership which owns the Lexington Avenue property. This property comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street and is situated in the heart of one of Manhattan's busiest business and shopping districts with convenient access to several subway and bus lines. The property is located directly across the street from Bloomingdale's flagship store and only a few blocks away from both Fifth Avenue and 57th Street. The Company is evaluating redevelopment plans for this property, which may involve razing the existing buildings and developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. No redevelopment decisions have been finalized.

Paramus

    The Company owns 39.3 acres of land, including its former store building, located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The Company's property is located directly across from the Garden State Plaza regional shopping mall, within two miles of three other regional shopping malls and within 10 miles of New York City.

    Approximately 9 acres located on the property's periphery are subject to condemnation by the State of New Jersey. Alexander's and the New Jersey Department of Transportation ("DOT") are negotiating an agreement, pursuant to which the DOT will pay approximately $14,700,000 for the property subject to condemnation and grant the Company the right to develop up to 550,000 square feet on the remaining acreage. The agreement with the DOT is subject to negotiation of final documentation and to certain municipal approvals. The Company is considering razing the existing building and developing a two or three level shopping center on the site. The estimated cost of such redevelopment is between $60,000,000 and $70,000,000. No redevelopment decisions have been finalized.

Kings Plaza Store

    The Company's anchor store in the Kings Plaza Shopping Center is a four-floor building containing approximately 339,000 square feet. Access to the store is available from entrances on Flatbush Avenue and the parking lot and from entrances on both levels of the Mall.

    In January 1997, Sears leased 289,000 square feet at this location for use as a full-line department store expected to open in the last quarter of 1997. The lease has a 25 year term with a ten-year renewal option. Sears has the right to cancel the lease if Alexander's does not commit to make certain improvements to the Kings Plaza Shopping Center estimated to cost approximately $15,000,000. The remaining 50,000 square feet will be leased to other retailers. The Company plans to demise the store space for use by Sears and the other retailers at a cost of approximately $5,000,000 to $10,000,000.

Rego Park II

    The Company owns two additional land parcels adjacent to the Rego Park I property. They are the entire square block bounded by the Long Island Expressway, 97th Street, 62nd Drive and Junction Boulevard and a smaller parcel of approximately one-half square block at the intersection of 97th Street and the Long Island Expressway (the "Z Parcel"). Both parcels are currently zoned for residential use with the Z parcel having a commercial zoning overlay. Both parcels are being used for public paid parking. The Company intends to continue to use these properties for paid parking while it evaluates the feasibility of having these properties re-zoned for commercial use.

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


Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

Executive Officers of the Company

    The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.

                                    Principal Occupation, Position and Office (current and during the past
      Name           Age            five years with the Company unless otherwise stated)
      ----           ---            ----------------------------------------------------
Stephen Mann         59             Chairman of the Board of Directors since March 2, 1995; Interim
                                    Chairman of the Board of Directors from August, 1994 to March 1,
                                    1995; Chairman of the Clifford Companies since 1990; and, prior thereto, counsel to Mudge Rose Guthrie Alexander & Ferdon, attorneys.


Steven Roth          55             Chief Executive Officer of the Company since March 2, 1995;
                                    Chairman of the Board and Chief Executive Officer of Vornado since
                                    May 1989; Chairman of Vornado's Executive Committee of the Board
                                    since April 1988; and the Managing General Partner of Interstate, a
                                    developer and operator of shopping centers and an investor in securities and partnerships.


Joseph Macnow        51             Vice President and Chief Financial Officer of the Company since
                                    August 1995 and Vice President and Chief Financial Officer of Vornado
                                    since 1985.


Brian M. Kurtz       48             Executive Vice President and Chief Administrative Officer from July,
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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Equity and Related Stockholder Matters

      The common stock, par value $1.00 per share, of the Company is traded on the New York Stock Exchange under the symbol "ALX". Set forth below are the high and low sales prices for the Company's common stock for each full quarterly period within the two most recent years:

                               High                         Low
                               ----                         ---
        1st Quarter 1996     $ 69 5/8                     $ 65 1/4
        2nd Quarter 1996       74                           66 1/4
        3rd Quarter 1996       73 1/4                       67 1/2
        4th Quarter 1996       80                           69 1/4

                               High                         Low
                               ----                         ---
        1st Quarter 1995     $ 54                         $ 49 3/4
        2nd Quarter 1995       58 5/8                       51 3/8
        3rd Quarter 1995       61 3/8                       55 1/4
        4th Quarter 1995       69 3/4                       60

        As of December 31, 1996, there were approximately 2,000 holders of record of the Company's common stock. The Company pays dividends only if, as and when declared by its Board of Directors. No dividends were paid in 1996 and 1995. In order to qualify as a REIT, the Company generally is required to distribute as a dividend 95% of its taxable income. At December 31, 1996, the Company had net operating loss carryovers ("NOL's") of approximately $138,000,000. Under the Internal Revenue Code of 1986, as amended, the Company's NOL's generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to stockholders.

Item 6. Selected Financial Data

        Summary of Selected Financial Data
        (Amounts in thousands, except per share data)


                                                                          Year Ended
                                        -----------------------------------------------------------------------------
                                        Dec. 31, 1996        Dec. 31, 1995       Dec. 31, 1994      Dec. 31, 1993(1)
                                        -------------        -------------       -------------      ----------------
Operating data:
   Total revenues                          $ 21,833             $  14,761           $  13,206           $ 10,150
   Gains on sales of real estate
     leases                                      --                    --           $     161           $  7,686

Income/(loss) from continuing
  operations                               $ 13,097(3)          $  (7,696)          $   4,033           $  9,644

Income/(loss) from discontinued
  operations                                 11,602                10,133                  --               (280)

Cumulative effect of change in
  accounting                                     --                    --                  --                 --
                                           --------             ---------           ---------           --------

Net income/(loss)                          $ 24,699             $   2,437           $   4,033           $  9,364
                                           ========             =========           =========           ========

Income/(loss) per common share:
   Continuing operations                   $   2.62             $   (1.54)          $     .81           $   1.93
   Discontinued operations                     2.32                  2.03                  --               (.05)
   Cumulative effect of change in
     accounting                                  --                    --                  --                 --
                                           --------             ---------           ---------           --------
   Net income/(loss) per share             $   4.94             $     .49           $     .81           $   1.88
                                           ========             =========           =========           ========

Balance sheet data:
   Total assets                            $211,585             $ 198,541           $ 109,419           $ 92,917
   Real estate                              181,005               150,435              84,658             70,882
   Debt                                     192,347               182,883              52,842             43,520
   Stockholders' equity/(deficit)             5,563               (19,136)            (21,573)           (25,606)


                                     Five Months
                                      Ended (1)            Fiscal Year Ended
                                    ------------    ------------------------------
                                    Dec. 31, 1993   July 31, 1993(2)   July 25, 1992
                                    ------------    -------------      -------------
Operating data:
   Total revenues                       $  5,596        $   5,948        $   2,207
   Gains on sales of real estate
     leases                                   --        $  28,779               --

Income/(loss) from continuing
  operations                            $    946        $  27,151        $ (14,630)

Income/(loss) from discontinued
  operations                                  --             (477)        (118,198)

Cumulative effect of change in
  accounting                                  --          (21,449)              --
                                        --------        ---------        ---------

Net income/(loss)                       $    946        $   5,225        $(132,828)
                                        ========        =========        =========

Income/(loss) per common share:
   Continuing operations                $    .19        $    5.45        $   (2.94)
   Discontinued operations                    --             (.09)          (23.75)
   Cumulative effect of change in
     accounting                               --            (4.31)              --
                                        --------        ---------        ---------
   Net income/(loss) per share          $    .19        $    1.05        $  (26.69)
                                        ========        =========        =========

Balance sheet data:
   Total assets                         $ 92,917        $ 113,572        $ 113,384
   Real estate                            70,882           71,325           84,906
   Debt                                   43,520           44,359           53,187
   Stockholders' equity/(deficit)        (25,606)         (26,552)         (32,980)


1. In November 1993, the Company changed to a calendar year from a fiscal year ending on the last Saturday in July. The amounts for the year ended December 31, 1993 are included for comparative purposes only.

2. Includes 53 weeks.

3. Includes income from the gain on reversal of the Company's postretirement healthcare liability of $14,372,000.

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

RESULTS OF OPERATIONS

              Continuing Operations - Years Ended December 31, 1996
                              and December 31, 1995

        The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture were $21,833,000 in 1996, compared to $14,761,000 in 1995, an increase of $7,072,000 or 47.9%.

        Property rentals were $15,952,000 in 1996, compared to $10,239,000 in 1995, an increase of $5,713,000 or 55.8%. This increase resulted primarily from the commencement of rents and paid parking at the Rego Park I property in March 1996.

        Tenant expense reimbursements were $1,872,000 in 1996, compared to $1,188,000 in 1995, an increase of $684,000 or 57.6%. This increase reflects a corresponding increase in operating expenses passed through to tenants and was largely the result of the commencement of rents and paid parking at the Rego Park I property in March 1996.

        Equity in income of unconsolidated joint venture (the Kings Plaza Shopping Center) was $4,009,000 in 1996, compared to $3,334,000 in 1995, an increase of $675,000 or 20.2%. This increase resulted primarily from an increase in rent from mall tenants.

        Operating expenses were $5,562,000 in 1996, compared to $3,807,000 in 1995, an increase of $1,755,000. This increase resulted primarily from the commencement of operations at the Rego Park I property as noted above.

        General and administrative expenses were $4,402,000 in 1996, compared to $4,820,000 in 1995, a decrease of $418,000. This decrease resulted primarily from lower professional fees.

        Depreciation and amortization expense was $2,128,000 in 1996 compared to $1,858,000 in 1995, an increase of $270,000. This increase resulted primarily from the commencement of operations at the Rego Park I property as noted above.

        Interest and debt expense was $13,934,000 in 1996, compared to $13,156,000 in 1995, an increase of $778,000. This increase resulted primarily from interest on the Rego Park I debt being charged to income this year (as a result of the property becoming operational), whereas in the prior year such interest was capitalized. The increase in interest expense was partially offset by additional interest capitalized in 1996 on other redevelopment projects.

        Interest and other income, net was $2,918,000 in 1996 compared to $1,716,000 in 1995, an increase of $1,202,000. This increase resulted primarily from (i) the amortization of deferred gains of $794,000 in connection with the Company's postretirement healthcare benefits, (ii) workmen's compensation insurance and real estate tax refunds aggregating $351,000 and (iii) a reimbursement of expenses of $764,000 received in 1996 from the Company's partner in the unconsolidated joint venture, partially offset by (iii) a decrease in interest income of $745,000 as a result of a lower average cash invested this year than in the prior year.

        Effective October 1, 1996, the Company made significant changes in the manner in which it provides healthcare benefits to its retirees. As a result, the Company has reversed its liability for postretirement healthcare costs resulting in the recognition of a $14,372,000 gain.

                              Continuing Operations
               Years Ended December 31, 1995 and December 31, 1994

        The Company's revenues, which consist of property rentals, tenant expense reimbursements, and equity in income of unconsolidated joint venture were $14,761,000 in 1995, compared to $13,206,000 in 1994, an increase of
$1,555,000 or 11.8%.

        Property rentals and tenant expense reimbursements in 1995 did not change significantly from the prior year.

        Equity in income from the Kings Plaza Shopping Center was $3,334,000 in 1995, compared to $1,821,000 in 1994, or increase of $1,153,000. This increase resulted primarily from an increase in rent and tenant expense reimbursements from mall tenants.

        Operating expenses were $3,807,000 in 1995, compared to $2,246,000 in 1994, an increase of $1,561,000. Of this increase (i) $714,000 was higher real estate taxes, maintenance and utility expenses, which were primarily passed through to tenants, (ii) $700,000 was fees under the Management Agreement and
(iii) $147,000 was bad debt expense.

        General and administrative expenses were $4,820,000 in 1995, compared to $2,983,000 in 1994, an increase of $1,837,000. This increase resulted from (i) professional fees of $1,134,000, primarily related to the Company's REIT formation, (ii) non-recurring payroll and other costs of $355,000 related to the Company's closing of its New York City office and (iii) fees under the Management Agreement ($1,800,000) exceeding 1994 expense levels by $348,000.

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

        Interest and other income, net was $1,716,000 in 1995 compared to $4,929,000 in 1994, a decrease of $3,213,000. This decrease resulted from other income of $4,550,000 recorded in 1994 from the settlement of a zoning-related matter, partially offset by higher interest income earned in 1995 on increased average cash invested due to additional borrowings.

        As a result of the Company's election to be taxed as a REIT for the year ended December 31, 1995, the deferred tax balance of $1,406,000 at December 31, 1994 was reversed, resulting in an income tax benefit.

  Discontinued Operations - Years Ended December 31, 1996 and December 31, 1995

        The Company recorded income from discontinued operations of $11,602,000 in 1996 comprised of (i) $9,602,000 from the settlement of a tax certiorari proceeding against the County of Nassau for overpayment of taxes on its former Valley Stream Store property and (ii) $2,000,000 from the reduction of other liabilities of discontinued operations to amounts estimated to be needed to resolve these liabilities at December 31, 1996.

        In 1995, the Company recorded income from discontinued operations of $10,133,000 comprised of (i) $6,133,000 from the settlement of a tax certiorari proceeding with the City of New York regarding the Kings Plaza Shopping Center and (ii) $4,000,000 resulting from the reduction of other liabilities of discontinued operations to amounts considered necessary to cover the remaining estimates of these liabilities at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

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

        In connection with the redevelopment of the existing building and the construction of a multi-level parking structure on its Rego Park I property, the Company has expended approximately $37,200,000 and expects to expend up to an additional $3,400,000 to complete the project. At December 31, 1996, there was $1,700,000 available under a $60,000,000 construction loan to fund these expenditures. The Company estimates that its capital expenditure requirements for other redevelopment projects will include: (i) the redevelopment of the Paramus property, which may include razing the existing building (in which case, the carrying cost of approximately $5,400,000 would be written off), at a cost of approximately $60,000,000 to $70,000,000, (ii) the redevelopment of the Kings Plaza Store property at a cost of approximately $5,000,000 to $10,000,000 and (iii) improvements to the Kings Plaza Shopping Center at a cost of approximately $15,000,000. Further, the Company is evaluating redevelopment plans for the Lexington Avenue site, which may involve razing the existing buildings (in which case, the carrying cost of approximately $15,000,000 would be written off) and developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

        On September 18, 1995, Caldor, which leases the Fordham Road and Flushing properties from the Company, filed for relief under Chapter 11 of the United States Bankruptcy Code. Caldor accounted for approximately 36% and 56% of the Company's consolidated revenues for the years ended December 31, 1996 and 1995. The loss of property rental payments under either of these leases could have a material adverse effect on the financial condition and results of operations of the Company. Caldor failed to meet certain financial tests required under the Company's Fordham Road mortgage. As a result, commencing January 1, 1996 the Company was required to remit the net cash flow from the Fordham Road Property into an account of the lender as additional payments under the loan. The amount remitted to the lender for 1996 was $590,000. On February 11, 1997 Caldor announced, that subject to Bankruptcy Court approval, it expects to close the Fordham Road store in May 1997. The annual base rental revenue under this lease is $3,537,000.

        The $60,000,000 construction loan from a group of banks secured by a mortgage on the Rego Park I property matures on April 1, 1997 (extendable at the Company's option for an additional year). On February 27, 1997, the Company obtained a commitment from one of the existing bank lenders to make a one-year $75,000,000 loan secured by a mortgage on this property and guaranteed by the Company. The proceeds of this loan will be used to repay the existing construction loan and provide the Company with an additional $15,000,000 of working capital. The new loan will bear interest at LIBOR plus 1.00% or Federal Funds Rate plus .50% and provides for a one-time facility fee of .125%. The Company has agreed with the bank to refinance the new loan through the issuance of rated commercial mortgage backed securities later this year.

        As at December 31, 1996, a summary of maturities of debt is as follows (amounts in thousands):

                   Year ending December 31,
                             1997               $      520
                             1998                  169,307
                             1999                      628
                             2000                   21,892
                                                  --------
                                                  $192,347
                                                  ========

        The Company estimates that the fair market values of its assets are substantially in excess of their historical cost and that there is additional borrowing capacity. Alexander's continues to evaluate its needs for capital which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales.

        In addition, the Company may receive proceeds from condemnation proceedings of a portion of its Paramus property.

        Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

        CASH FLOWS

        Year Ended December 31, 1996

        Cash provided by operating activities of $8,574,000 was comprised of net income of $24,699,000 (including income from discontinued operations of $11,602,000), offset by (i) adjustments for non-cash items of $13,890,000 (ii) the payment of liabilities of discontinued operations of $1,175,000, and (iii) the net change in operating assets and liabilities of $1,060,000. The adjustments for non-cash items are comprised of (i) the reversal of the Company's postretirement healthcare liability of $14,372,000, (ii) the change in other liabilities of discontinued operations of $2,000,000, and (iii) the effect of straight-lining of rental income of $1,756,000, offset by (iv) depreciation and amortization of $4,105,000, and (v) equity in income of unconsolidated joint venture of $133,000.

        Net cash used in investing activities of $21,029,000 was comprised of capital expenditures of $32,314,000, offset by the release of cash restricted for both operating liabilities ($9,228,000) and construction financing ($2,057,000).

        Net cash provided by financing activities of $9,464,000 was comprised of proceeds from the issuance of construction financing of $10,527,000 on the Rego Park I property, offset by repayments of debt of $1,063,000.

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

        Net cash used in investing activities of $62,838,000 was comprised of
(i) capital expenditures of $45,933,000 and (ii) cash restricted for both operating liabilities ($10,724,000) and construction financing ($6,181,000).

        Net cash provided by financing activities of $102,156,000 was comprised of proceeds from the issuance of debt of $142,034,000 (net of deferred debt expense), offset by repayments of debt of $39,878,000.

        Year Ended December 31, 1994

        Cash used in operating activities of $1,631,000 for the year ended December 31, 1994, was comprised of: (i) the payment of liabilities of discontinued operations of $5,229,000 and (ii) adjustments for non-cash items of $590,000, offset by (iii) net income of $4,033,000 and (iv) a net change in operating assets and liabilities of $155,000. The adjustments for non-cash items are comprised of (i) equity in income of unconsolidated joint venture of $1,260,000 and (ii) the effect of straight-lining of rental income of $1,581,000, offset by depreciation and amortization of $2,251,000.

        Net cash used in investing activities of $10,395,000 was comprised of additions to real estate of $11,170,000, offset by the use of restricted cash of $775,000.

        Net cash provided by financing activities of $7,336,000 was comprised of proceeds from the issuance of debt (net of deferred debt expense) of $8,111,000, offset by $775,000 of debt repayments.

CERTAIN INDEBTEDNESS

        As at December 31, 1996, debt consists of:

     (1) First mortgage loans are comprised of:

        (a) A $23,611,000 five year loan maturing February 24, 2000, secured principally by a mortgage on the Company's Fordham Road property. The loan bears annual interest at 30 day LIBOR plus 4.25% (9.69% at December 31, 1996), capped at LIBOR 9.75% (all-in rate, 14%) and requires amortization based on a 20 year term with an assumed interest rate of 9 1/2%. The weighted average interest rate for 1996 was 9.88%. Beginning in year four, all cash flow of the property, after debt service, will further amortize the loan. The loan is prepayable without penalty. Caldor, who is the tenant at this property, failed to meet certain financial tests under the mortgage. As a result, commencing January 1, 1996 the Company was required to remit the net cash flow of the property into an account of the lender as additional payments under the loan. The amount remitted to the lender for 1996 was $590,000.

        (b) A $13,591,000 loan maturing December 31, 1998, secured principally by a mortgage on the Company's Paramus property. The loan bears interest at a floating rate (8.22% at December 31, 1996), fixed annually, equal to 2.5% above the one-year U.S. Treasury bill rate with a floor of 6.5%. The weighted average interest rate for 1996 was 8.11%. The loan contains customary mortgage covenants and events of default. The loan is prepayable at any time.

     (2)A $75,000,000 three year loan maturing March 15, 1998, secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The loan bears interest at a blended rate of 13.8% per annum for the first two years and is comprised of two separate notes of $45,000,000 to Vornado and $30,000,000 to a bank. Each note is separately secured by the collateral described above. The Vornado loan is subordinate to that of the bank and bears interest at 16.43% per annum (effective rate 17.54%) for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. The bank's loan bears interest at 9.86% for the first two years and at a fixed rate for the third year of 325 basis points over the one-year Treasury bill rate. The Company paid a loan origination fee to Vornado and the bank of $1,500,000 and $375,000, respectively. The loans are prepayable at the end of the second year of their term without penalty. The loans contain customary covenants including, among others, lease approval rights, limitations on additional debt, dividends, acquisitions, mergers, property sales and restrict the Company from developing property without signed leases for more than 50% of such property's leasable space. No dividends can be paid unless required to maintain Real Estate Investment Trust ("REIT") status.

     (3)A two year $60,000,000 construction loan and a two year $25,000,000 bridge loan from a group of banks, each secured by a mortgage on the Rego Park I property. The loans mature on April 1, 1997 (extendable at the Company's option for an additional year). As of December 31, 1996, approximately $58,300,000 was funded under such construction loan and there were no borrowings under the $25,000,000 bridge loan. The weighted average interest rate for 1996 was 7.28%. On February 27, 1997, the Company obtained a commitment from one of the existing bank lenders to make a one-year $75,000,000 loan secured by a mortgage on this property and guaranteed by the Company. The proceeds of this loan will be used to repay the existing construction loan and provide the Company with an additional $15,000,000 of working capital. The new loan will bear interest at LIBOR plus 1.00% of Federal Funds Rate plus .50% and provides for a one-time facility fee of .125%. The Company has agreed with the bank to refinance the new loan through the issuance of rated commercial mortgage backed securities later this year.

     (4)In January 1995, the Seven Thirty One Limited Partnership ("the Partnership"), redeemed the first portion of the non-affiliated limited partners' interest by giving such limited partners a promissory note due in August 1998 in the amount of $21,812,000 (the "Note"). The Note bears annual interest at Prime plus 1% (9.25% at December 31, 1996) and is secured by a third mortgage on the Lexington Avenue property. The weighted average interest rate for 1996 was 9.25%. The non-affiliated limited partners have the right to put their remaining 7.64% interest to the Partnership until October 1998, in exchange for a five year secured note in the principal amount of $15,000,000, bearing annual interest at Prime plus 1%.

Item 8.   Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                             Page
                                                                            Number
                                                                            ------

    Independent Auditors' Report                                              21

    Consolidated Balance Sheets at December 31, 1996 and 1995                 22

    Consolidated Statements of Operations for the
        Years Ended December 31, 1996, 1995 and 1994                          24

    Consolidated Statements of Stockholders' Equity/(Deficit) for the
        Years Ended December 31, 1996, 1995 and 1994                          25

    Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1996, 1995 and 1994                          26

    Notes to Consolidated Financial Statements                                27


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
  of Alexander's, Inc.
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 1997

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

                                                           December 31, 1996    December 31, 1995
                                                           -----------------    -----------------
ASSETS:
Real estate, at cost:
  Land                                                              $ 45,999             $ 46,082
  Buildings, leaseholds and leasehold improvements
    (including $242 and $34,996 of construction
    in progress at December 31, 1996 and 1995)                       114,280               96,238
  Capitalized expenses and predevelopment costs                       47,488               33,165
                                                                    --------             --------
   Total                                                             207,767              175,485
  Less accumulated depreciation and amortization                     (39,375)             (37,794)
                                                                    --------             --------
                                                                     168,392              137,691
  Investment in unconsolidated joint venture                          12,613               12,744
                                                                    --------             --------
Real estate, net                                                     181,005              150,435

Cash and cash equivalents                                              5,480                8,471
Restricted cash                                                        5,620               16,905
Accounts receivable, net of allowance for doubtful accounts
  of $147 in 1996 and 1995                                               201                  180
Receivable arising from the straight-lining of rents, net              5,984                4,228
Deferred lease and other expenses                                      9,966               10,460
Deferred debt expense                                                  2,364                4,341
Other assets                                                             965                3,521
                                                                    --------             --------


TOTAL ASSETS                                                        $211,585             $198,541
                                                                    ========             ========



                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (continued)
                   (amounts in thousands except share amounts)


                                                                          December 31, 1996   December 31, 1995
                                                                          -----------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Continuing Operations:
Debt                                                                              $ 192,347           $ 182,883
Amounts due to Vornado Realty Trust and its affiliate                                 6,207               8,482
Liability for postretirement healthcare benefits                                         --              15,526
Accounts payable and accrued liabilities                                              4,246               4,389
Minority interest                                                                       600                 600
                                                                                  ---------           ---------
Total continuing operations                                                         203,400             211,880
                                                                                  ---------           ---------

Discontinued Retail Operations:
Accounts payable and accrued liabilities                                                976               2,328
Liabilities subject to settlement under reorganization proceedings                    1,646               3,469
                                                                                  ---------           ---------
Total discontinued retail operations                                                  2,622               5,797
                                                                                  ---------           ---------
  TOTAL LIABILITIES                                                                 206,022             217,677
                                                                                  ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock:  no par value; authorized, 3,000,000 shares;
  issued, none
Common stock:  $1.00 par value per share; authorized, 10,000,000 shares;
  issued, 5,173,450 shares                                                            5,174               5,174
Additional capital                                                                   24,843              24,843
Deficit                                                                             (23,494)            (48,193)
                                                                                  ---------           ---------
                                                                                      6,523             (18,176)
Less treasury shares, 172,600 shares at cost                                           (960)               (960)
                                                                                  ---------           ---------
Total stockholders' equity (deficit)                                                  5,563             (19,136)
                                                                                  ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $ 211,585           $ 198,541
                                                                                  =========           =========


                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)


                                                          Year Ended     Year Ended     Year Ended
                                                         Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994
                                                         -------------  -------------  -------------
Revenues:
   Property rentals                                            $15,952        $10,239        $10,283
   Expense reimbursements                                        1,872          1,188          1,102
   Equity in income of unconsolidated joint venture              4,009          3,334          1,821
                                                              --------       --------       --------
Total revenues                                                  21,833         14,761         13,206
                                                              --------       --------       --------

Expenses:
   Operating (including management fee of $840 and $700
     to Vornado in 1996 and 1995)                                5,562          3,807          2,246
   General and administrative (including management
     fee of $2,160 and $1,800 to Vornado in 1996 and 1995)       4,402          4,820          2,983
   Depreciation and amortization                                 2,128          1,858          1,821
   Reorganization costs                                             --          1,938          3,721
                                                              --------       --------       --------
Total expenses                                                  12,092         12,423         10,771
                                                              --------       --------       --------

Operating income                                                 9,741          2,338          2,435

Interest and debt expense (including interest on loan
   from Vornado in 1996 and 1995)                              (13,934)       (13,156)        (3,331)
Interest and other income, net                                   2,918          1,716          4,929
Gain on reversal of liability for post-retirement
   healthcare benefits                                          14,372             --             --
                                                              --------     ----------     ----------

Income (loss) before reversal of deferred taxes                 13,097         (9,102)         4,033

Reversal of deferred taxes                                          --          1,406             --
                                                              --------       --------      ---------
Income (loss) from continuing operations                        13,097         (7,696)         4,033
Income from discontinued operations                             11,602         10,133             --
                                                              --------       --------      ---------

NET INCOME                                                     $24,699        $ 2,437       $  4,033
                                                               =======        =======       ========

Net Income (Loss) Per Share:
   Continuing operations                                        $ 2.62         $(1.54)        $  .81
   Discontinued operations                                        2.32           2.03             --
                                                                ------         ------        -------
   Net income                                                   $ 4.94        $   .49         $  .81
                                                                ======        =======         ======


                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (amounts in thousands)



                                          Common   Additional              Treasury      Stockholders'
                                          Stock       Capital     Deficit     Stock    Equity (Deficit)
                                          ------      -------    --------     -----    ----------------
Balance, January 1, 1994                  $5,174      $24,843    $(54,663)    $(960)       $(25,606)

Net income                                    --           --       4,033        --           4,033
                                          ------      -------    --------     -----        --------
Balance, December 31, 1994                 5,174       24,843     (50,630)     (960)        (21,573)

Net income                                    --           --       2,437        --           2,437
                                          ------      -------    --------     -----        --------
Balance, December 31, 1995                 5,174       24,843     (48,193)     (960)        (19,136)

Net income                                    --           --      24,699        --          24,699
                                          ------      -------    --------     -----        --------
Balance, December 31, 1996                $5,174      $24,843    $(23,494)    $(960)       $  5,563

                                          ======      =======    ========    ======        ========


                 See notes to consolidated financial statements.

                                     ALEXANDER'S, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (amounts in thousands)

                                                                    Year Ended       Year Ended        Year Ended
                                                                  Dec. 31, 1996     Dec. 31, 1995     Dec. 31, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations                       $ 13,097         $  (7,696)        $  4,033
    Adjustments to reconcile net income/(loss) to
       net cash provided by (used in) continuing
       operating activities:
      Depreciation and amortization (including debt
       issuance costs)                                                  4,105             4,687            2,251
      Gain on reversal of postretirement healthcare liability         (14,372)               --               --
      Straight-lining of rental income, net                            (1,756)           (1,340)          (1,581)
      Equity in income of unconsolidated joint venture
       (net of distributions of $(4,142), $(951) and $(583)
       for the years ended December 31, 1996, 1995
       and 1994, respectively)                                            133            (4,285)          (1,260)
    Change in assets and liabilities:
       Accounts receivable                                                (21)             (137)              --
       Note receivable                                                     --             4,550           (4,550)
       Amounts due to Vornado Realty Trust and its affiliate           (2,094)           (2,001)             591
       Liability for postretirement healthcare benefits                (1,154)             (356)              --
       Accounts payable and accrued liabilities                          (143)             (502)             892
       Other                                                            2,352            (2,453)           3,222
                                                                     --------         ---------         --------
Net cash provided by (used in) operating activities
    of continuing operations                                              147            (9,533)           3,598
                                                                     --------         ---------         --------

Income from discontinued operations                                    11,602            10,133               --
Payment of liabilities of discontinued operations                      (1,175)          (29,488)          (5,229)
Change in other liabilities of discontinued operations                 (2,000)           (4,322)              --
                                                                     --------         ---------         --------
Net cash provided by (used in) discontinued operations                  8,427           (23,677)          (5,229)
                                                                     --------         ---------         --------

Net cash provided by (used in) operating activities                     8,574           (33,210)          (1,631)
                                                                     --------         ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate                                          (32,314)          (45,933)         (11,170)
    Cash restricted for construction financing                          2,057            (6,181)             775
    Cash restricted for operating liabilities                           9,228           (10,724)              --
                                                                     --------         ---------         --------
Net cash used in investing activities                                 (21,029)          (62,838)         (10,395)
                                                                     --------         ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of debt                                                   10,527           147,806           10,000
    Debt repayments                                                    (1,063)          (39,878)            (775)
    Deferred debt expense                                                  --            (5,772)          (1,889)
                                                                     --------         ---------         --------
Net cash provided by financing activities                               9,464           102,156            7,336
                                                                     --------         ---------         --------

Net (decrease) increase in cash and cash equivalents                   (2,991)            6,108           (4,690)
Cash and cash equivalents at the beginning of the
    period                                                              8,471             2,363            7,053
                                                                     --------         ---------         --------
Cash and cash equivalents at the end of the period                   $  5,480         $   8,471         $  2,363
                                                                     ========         =========         ========

SUPPLEMENTAL INFORMATION
    Cash payments for interest                                       $ 20,140         $  16,352         $  5,133
                                                                     ========         =========         ========

    Capitalized interest                                             $  8,552         $   6,575         $  1,718
                                                                     ========         =========         ========

The 1995 amounts exclude an increase in real estate of $20,838 and debt of $21,812 and a reduction in minority interest of $974 as a result of the Company acquiring a partnership interest (see Note 5).

                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1. ORGANIZATION AND BUSINESS

   Alexander's is a real estate investment trust engaged in the business of leasing, managing, developing and redeveloping real estate properties, focusing on the properties where its department stores (which ceased operations in 1992) formerly operated. The Company's properties are located in mature, densely populated areas in New York City and Paramus, New Jersey.

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

   In March 1995, the Company paid holders of allowed general unsecured claims in full, together with accrued interest in respect of their claims. Such payments aggregated approximately $24,000,000. The Official Committee of Unsecured Creditors has been dissolved and all secured and unsecured creditors having allowed claims in the Bankruptcy Court cases have received the cash payments or debt instruments contemplated to be delivered to them under the Plan.

   Alexander's current operating properties (five of its nine properties) do not generate sufficient cash flow to pay all of its expenses. The Company's four non-operating properties (Lexington Avenue, Paramus, Kings Plaza Store and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the development properties, the Company expects that cash flow will become positive. See Note 6 - "Leases" for significant tenants.

   The Company estimates that the fair market values of its assets are substantially in excess of their historical cost, and that there is additional borrowing capacity. Alexander's continues to evaluate its needs for capital, which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. In addition, the Company may receive the proceeds from a condemnation proceeding -- see Note 10 - "Contingencies -Paramus Property". Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and a partnership in which the Company held a majority interest at December 31, 1996. Investments in real estate and other property which are 50% owned joint ventures are accounted for under the equity method. All material intercompany accounts and transactions have been eliminated.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   Income Taxes -- The Company elected, with its federal income tax return for 1995, to be taxed as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify for taxation as a REIT, the Company must meet various federal income tax law requirements. In general, a REIT that distributes to its stockholders at least 95% of its taxable income as a dividend for a taxable year and that meets certain other conditions will not be taxed on income distributed that year.

   The net basis in the Company's assets and liabilities for tax purposes is approximately $53,000,000 lower than the amount reported for financial statement purposes.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INVESTMENT IN UNCONSOLIDATED 50% OWNED JOINT VENTURE (KINGS PLAZA MALL)

    The Kings Plaza Shopping Center (the "Center") comprises a two-level mall (the "Kings Plaza Mall"), and two four-level anchor stores. The Company owns one anchor store in the center(leased to Sears for use as a full-line department store expected to open in the last quarter of 1997) and an undivided one-half interest in the Kings Plaza Mall. The other anchor store is owned and operated as a Macy's store by Federated Department Stores, Inc. ("Federated").

Summary financial information for the Kings Plaza Mall is as follows (amounts in thousands):

                                                                               Fiscal Year Ended June 30,
                                       Year Ended      Six Months Ended         -----------------------
                                      Dec. 31, 1996      Dec. 31 1995           1995               1994
                                      -------------      ------------           ----               ----
Operating revenue                        $26,530            $14,571            $24,828            $24,635
                                         -------            -------            -------            -------

Operating costs                           16,511              9,035             18,176             17,662
Depreciation and amortization              1,269                593              1,101              1,147
Interest expense                             838                465              1,204              1,945
                                         -------            -------            -------            -------
                                          18,618             10,093             20,481             20,754
                                         -------            -------            -------            -------
Income before taxes                      $ 7,912            $ 4,478            $ 4,347            $ 3,881
                                         =======            =======            =======            =======

Assets                                   $35,400            $40,700            $28,100            $33,800
                                         =======            =======            =======            =======

Liabilities                              $16,300            $20,100            $14,900            $19,500
                                         =======            =======            =======            =======

   In December 1995, the Company completed a tax certiorari proceeding with the City of New York regarding the Kings Plaza Shopping Center property. The Company and its joint venture partner agreed with the City of New York to a reduction in the assessed values covering the tax years 1988/1989 through 1995/1996, generating tax credits of $28,350,000 (of which $6,050,000 was applied to 1995 taxes). The Company's allocated share of these credits, approximately $8,600,000, net of expenses, was recorded as follows: (i) $6,100,000 as income from discontinued operations and (ii) $2,500,000 as a reduction of previously capitalized real estate taxes. As a result of this settlement, $6,700,000 of the $8,000,000 held in escrow for unpaid real estate taxes was released in 1996 and the balance is expected to be released in the near future.

4. DISCONTINUED OPERATIONS

   The Company recorded income from discontinued operations of $11,602,000 in 1996, and $10,133,000 in 1995 of which $9,602,000 and $6,133,000 resulted from the settlement of tax certiorari proceedings and $2,000,000 and $4,000,000 resulted from the reduction of other liabilities of discontinued operations to amounts considered necessary to cover the remaining estimates of these liabilities. Management periodically evaluates the reserves and adjusts them accordingly. A reconciliation of the liabilities from the discontinued retail operations is as follows:

  (amounts in thousands)
                                                    Year Ended December 31,
                                                    -----------------------
                                                1996          1995          1994
                                             -------      --------      --------
Balance at beginning of period               $ 5,797      $ 43,160      $ 60,991
Adjustments during period                     (2,000)       (4,000)           --
Liability for postretirement
   healthcare benefits reclassified to
   continuing operations from a separate
   line in discontinued operations                --            --       (15,882)
Utilized during period                        (1,175)      (33,363)       (1,949)
                                             -------      --------      --------
Balance at end of period                     $ 2,622      $  5,797      $ 43,160
                                             =======      ========      ========

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.   DEBT

     Debt comprises:


        (amounts in thousands)                           December 31,  December 31,
                                                             1996         1995
                                                         --------     --------
First mortgage loans, payable to 2000, with interest
 rates ranging from 8.22% to 9.84% at
 December 31, 1996 and 8.08% to 10.28% at
 December 31, 1995(1)                                      37,202     $ 38,265

Term loans payable to 1998, with interest rates
 ranging from 9.86% to 16.43% at
 December 31, 1996 and 1995, respectively(2)               75,000       75,000

Construction loan, payable to 1998, with average
 interest rates of 7.28% and 7.36% at
 December 31, 1996 and 1995(3)                             58,333       47,806

Secured note, due in 1998, with interest at 9.25%
 and 9.50% at December 31, 1996 and 1995(4)                21,812       21,812
                                                         --------     --------
                                                         $192,347     $182,883
                                                         ========     ========


     (1) First mortgage loans are comprised of:

        (a) A $23,611,000 five year loan maturing February 24, 2000, secured principally by a mortgage on the Company's Fordham Road property. The loan bears annual interest at 30 day LIBOR plus 4.25% (9.69% at December 31, 1996), capped at LIBOR 9.75% (all-in rate, 14%) and requires amortization based on a 20 year term with an assumed interest rate of 9 1/2%. The weighted average interest rate for 1996 was 9.88%. Beginning in year four, all cash flow of the property, after debt service, will further amortize the loan. The loan is prepayable without penalty. Caldor, Inc. ("Caldor"), who is the tenant at this property, failed to meet certain financial tests under the mortgage. As a result, commencing January 1, 1996 the Company was required to remit the net cash flow of the property into an account of the lender as additional payments under the loan. The amount remitted to the lender for 1996 was $590,000.

        (b) A $13,591,000 loan maturing December 31, 1998, secured principally by a mortgage on the Company's Paramus property. The loan bears interest at a floating rate (8.22% at December 31, 1996), fixed annually, equal to 2.5% above the one-year U.S. Treasury bill rate with a floor of 6.5%. The weighted average interest rate for 1996 was 8.11%. The loan contains customary mortgage covenants and events of default. The loan is prepayable at any time.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (2)A $75,000,000 three year loan maturing March 15, 1998, secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The loan bears interest at a blended rate of 13.8% per annum for the first two years and is comprised of two separate notes of $45,000,000 to Vornado and $30,000,000 to a bank. Each note is separately secured by the collateral described above. The Vornado loan is subordinate to that of the bank and bears interest at 16.43% per annum (effective rate 17.54%) for the first two years and at a fixed rate for the third year of 992 basis points over the one-year Treasury bill rate. The bank's loan bears interest at 9.86% for the first two years and at a fixed rate for the third year of 325 basis points over the one-year Treasury bill rate. The Company paid a loan origination fee to Vornado and the bank of $1,500,000 and $375,000, respectively. The loans are prepayable at the end of the second year of their term without penalty. The loans contain customary covenants including, among others, lease approval rights, limitations on additional debt, dividends, acquisitions, mergers, property sales and restrict the Company from developing property without signed leases for more than 50% of such property's leasable space. No dividends can be paid unless required to maintain Real Estate Investment Trust ("REIT") status.

     (3)A two year $60,000,000 construction loan and a two year $25,000,000 bridge loan from a group of banks, each secured by a mortgage on the Rego Park I property. The loans mature on April 1, 1997 (extendable at the Company's option for an additional year). As of December 31, 1996, approximately $58,300,000 was funded under such construction loan and there were no borrowings under the $25,000,000 bridge loan. The weighted average interest rate for 1996 was 7.28%. On February 27, 1997, the Company obtained a commitment from one of the existing bank lenders to make a one-year $75,000,000 loan secured by a mortgage on this property and guaranteed by the Company. The proceeds of this loan will be used to repay the existing construction loan and provide the Company with an additional $15,000,000 of working capital. The new loan will bear interest at LIBOR plus 1.00% or Federal Funds Rate plus .50% and provides for a one-time facility fee of .125%. The Company has agreed with the bank to refinance the new loan through the issuance of rated commercial mortgage backed securities later this year.

     (4)In January 1995, the Seven Thirty One Limited Partnership ("the Partnership"), redeemed the first portion of the non-affiliated limited partners' interest by giving such limited partners a promissory note due in August 1998 in the amount of $21,812,000 (the "Note"). The Note bears annual interest at Prime plus 1% (9.25% at December 31, 1996) and is secured by a third mortgage on the Lexington Avenue property. The weighted average interest rate for 1996 was 9.25%. The non-affiliated limited partners have the right to put their remaining 7.64% interest to the Partnership until October 1998, in exchange for a five year secured note in the principal amount of $15,000,000, bearing annual interest at Prime plus 1%.

     As at December 31, 1996, a summary of maturities of debt is as follows (amounts in thousands):

                     Year ended December 31,
                             1997                $     520
                             1998                  169,307
                             1999                      628
                             2000                   21,892
                                                 ---------
                                                 $ 192,347
                                                 =========

    All of the Company's debt is secured by mortgages and/or pledges of the stock of subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $168,392,000 at December 31, 1996.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  LEASES

As Lessor

     The Company leases properties to tenants. The rental terms for the properties leased range from 20 years to approximately 34 years. The leases provide for the payment of fixed base rentals payable monthly in advance and for the payment by the lessees of additional rents based on a percentage of the tenants' sales as well as reimbursements of real estate taxes, insurance and maintenance.

     As of December 31, 1996, future base rental revenue under these noncancellable operating leases is as follows:


                Year Ending                                   Total
               December 31,                                  Amounts
               ------------                               ----------
                   1996                                  $ 13,352,000
                   1997                                    13,716,000
                   1998                                    13,850,000
                   1999                                    13,872,000
                   2000                                    14,296,000
                Thereafter                                289,509,000


     The following tenants accounted for more than 10% of the Company's consolidated revenues:

                                           Years Ended December 31,
                                           ------------------------
                                       1996           1995         1994
                                       ----           ----         ----
               Caldor                    36%            56%          64%
               Sears                     23%            --           --
               Conway                     6%            13%          14%


     In addition, the Company has entered into leases, which had not commenced as of December 31, 1996, with Circuit City (50,000 square feet) and Bed Bath & Beyond (46,000 square feet) at the Rego Park I location and with Sears (289,000 square feet) at the Kings Plaza location. Sears has the right to cancel the lease, if Alexander's does not commit to make certain improvements to the Kings Plaza Shopping Center.

     On September 18, 1995, Caldor, which leases the Company's Fordham Road and Flushing locations, filed for relief under Chapter 11 of the United States Bankruptcy Code. The loss of property rental payments under either of these leases could have a material adverse effect on the financial condition and results of operations of the Company. On February 11, 1997 Caldor announced that, subject to Bankruptcy Court approval, it expects to close the Fordham Road store in May 1997. The annual base rental revenue under this lease is $3,537,000.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As Lessee

    The Company is a tenant under a long-term lease for the Flushing property which expires on January 31, 2027. Future minimum lease payments under the operating lease at December 31, 1996 are as follows:

                Year Ending                                   Total
               December 31,                                  Amounts
               ------------                               ----------
                   1997                                    $  344,000
                   1998                                       331,000
                   1999                                       331,000
                   2000                                       331,000
                   2001                                       331,000
                Thereafter                                  5,355,000

        Rent expense was $496,000 for each of the years ended December 31, 1996, 1995 and 1994.

7.  INTEREST AND OTHER INCOME, NET

        Interest and other income, net is comprised of (amounts in thousands):

                                     Year Ended December 31,
                                     -----------------------
                                   1996       1995       1994
                                 ------     ------     ------
Interest income                  $1,009     $1,601     $  141
Income from a
  zoning-related matter              --         --      4,550
Refund of previously
  paid taxes                        199        115         77
Gain on sale of real estate          --         --        161
Amortization of deferred
  gain on post retirement
  benefit                           794         --         --
Reimbursement of expenses
  from joint venture partner        764         --         --
Workers compensation
  insurance refund                  152         --         --
                                 ------     ------     ------
                                 $2,918     $1,716     $4,929
                                 ======     ======     ======

8.  INCOME TAXES

    The Company elected to be taxed as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for the taxable year ended December 31, 1995. Under the Code, the Company's net operating loss ("NOL") carryovers generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to its stockholders. In addition, the Company had a deferred tax liability of approximately $1,406,000 at December 31, 1994, which amount was reversed in 1995 when the Company elected to be taxed as a REIT.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company has reported NOL carryovers for federal tax purposes of approximately $138,000,000 at December 31, 1996, of which $5,000,000,
$52,000,000, $22,000,000, $15,000,000, $16,000,000, $20,000,000 and $8,000,000
expire in 2005, 2006, 2007, 2008, 2009, 2010 and 2011, respectively. The Company also had investment tax and targeted jobs tax credits of approximately $3,000,000 expiring in 2002 through 2005.

9.  RELATED PARTY TRANSACTIONS

    Steven Roth is Chief Executive Officer and a Director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado Realty Trust ("Vornado"). Interstate owns 27.1% of the outstanding common stock of the Company and owns 24.4% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 3.0% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 29.1% of the outstanding common shares of beneficial interest of Vornado. Vornado owns 29.3% of the outstanding common stock of the Company, including 27.1% purchased in March 1995.


    In March 1995, the Company and Vornado entered into a three-year management and development agreement (the "Management Agreement"). The annual management fee payable by the Company to Vornado is $3,000,000, plus 6% of development costs with minimum guaranteed fees for the development portion of $1,650,000 in the first year of the Management Agreement and $750,000 in each of the second and third years. For the year ended December 31, 1996, the Company paid development fees of $2,343,000 to Vornado. On July 6, 1995, Vornado assigned its Management Agreement to Vornado Management Corp., an affiliate of Vornado.

    The fee pursuant to the Management Agreement is in addition to the leasing fee the Company pays to Vornado under the leasing agreement (the "Leasing Agreement") which has been in effect since 1992. Subject to the payment of rents by tenants, Vornado is due $5,565,000. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later. The term of the Leasing Agreement has been extended to be coterminous with the term of the Management Agreement.

    In March 1995, the Company borrowed $45,000,000 from Vornado, the subordinated tranche of a $75,000,000 secured financing (see Note 5(2)). The Company incurred interest on the loan of $7,517,000 and $5,976,000 for the years ended December 31, 1996 and 1995, of which $3,989,000 and $1,294,000 was capitalized.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    During the years ended December 31, 1996, 1995 and 1994, Vornado through Interstate was paid $1,007,000, $463,000 and $57,000, respectively, by the Kings Plaza Shopping Center for performing leasing services.


10. COMMITMENTS AND CONTINGENCIES

    Lexington Avenue

    The Company is evaluating redevelopment plans for this site, which may involve razing the existing buildings (in which case, the carrying cost of approximately $15,000,000 would be written off) and developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. No development decisions have been finalized.

    Paramus Property

    The Paramus property consists of 39.3 acres of land, including its former store building, located in Paramus, New Jersey. Approximately 9 acres located on the property's periphery are subject to condemnation by the State of New Jersey. Alexander's and the New Jersey Department of Transportation (the "DOT") are negotiating an agreement pursuant to which the DOT will pay approximately $14.7 million for the property subject to condemnation and grant Alexander's the right to develop up to 550,000 square feet on the remaining acreage. The agreement with the DOT is subject to negotiation of final documentation and to certain municipal approvals. Alexander's is considering razing the existing building
(in which case, the carrying cost of approximately $5,400,000 would be written off) and developing a two or three level shopping center on the site. The estimated total cost of such redevelopment is between $60,000,000 and $70,000,000. No development decisions have been finalized.


    Environmental

    The results of a 1993 Phase I environmental study at the Kings Plaza Shopping Center's ("Center") property show that certain adjacent properties owned by third parties have experienced petroleum hydrocarbon contamination. Based on this study and preliminary investigation of the Center's property and its history, there is potential for contamination on the property. The study also revealed an underground storage tank which failed an integrity test, although no contamination has been observed to date. The tank failure has been reported to the New York State Department of Environmental Conservation ("DEC") and the tank was repaired in early 1994. In October 1994, independent testing revealed that all of the Center's underground storage tanks (used for storing heating oil) and related distribution lines passed a tank and line leak status test. Such results were furnished to the DEC. If contamination is found on the property, the Center may be required to engage in remediation activities; management is unable to estimate the financial impact of potential contamination if any is discovered in the future. If further investigations reveal that there is contamination on its site, since the Center believes such contamination would have resulted from activities of third parties, the Center intends to pursue all available remedies against any of these third parties.

    The Company is aware of the presence of asbestos-containing materials at several of its properties and believes that it manages such asbestos in accordance with applicable laws. The Company plans to abate or remove such asbestos as appropriate.

    The Company believes that known and potential environmental liabilities will not have a material adverse effect on the Company's business, assets, results of operations or cash flow. However, there can be no assurance that the confirmation of the existence of contamination or the identification of potential new areas of contamination would not be material to the Company.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Letters of Credit

    Approximately $900,000 in standby letters of credit were issued at December 31, 1996.


11. EMPLOYEE BENEFITS PLAN

    The Company has a postretirement healthcare benefit plan (the "Plan"). Beginning on October 1, 1996, coverage for retirees and their covered dependents is being provided through a medicare health maintenance organization or other insurance providers. This change reduced the costs to the retirees and eliminated the Company's liability. Accordingly, the Company has reversed the liability for postretirement healthcare costs resulting in the recognition of a $14,372,000 gain.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" which was adopted by the Company on December 31, 1995. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the balance sheet. The fair value of debt has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. At December 31, 1996 and 1995, the fair value of debt was estimated to be $192,481,000 and $184,883,000, compared to a carrying value of $192,347,000 and
$182,883,000, respectively. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995.

13. STOCK OPTION PLAN

    Under the Omnibus Stock Plan (the "Plan"), approved by the Company's stockholders on May 22, 1996, officers, key employees, employees of Vornado Realty Trust and any other person or entity as designated by the Omnibus Stock Plan Committee are eligible to be granted incentive share options and non-qualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant, vest on a graduated basis, becoming fully vested 60 months after grant and expire ten years after grant. The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 1996.

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires expanded disclosure of stock-based compensation arrangements with employees, and encourages, but does not require compensation cost be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro forma amounts below, for the year ended December 31, 1996:

               Net income:
                 As reported             $24,699,000
                 Pro-forma                24,495,000

               Net income per share:
                 As reported             $      4.94
                 Pro-forma               $      4.90

    The pro-forma effect of applying SFAS 123 is not necessarily indicative of the effect on reported net income for future years.

    The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-averages assumptions used for grants in the period ended December 31, 1996.

               Expected volatility                 19%
               Expected life                 10  years
               Risk-free interest rate            5.9%
               Expected dividend yield              0%

    A summary of the Plan's status, and changes during the year ended December 31, 1996, is presented below:

                                                                 December 31, 1996
                                                                          Weighted-Average
                                                            Shares        Exercise Price
                                                            ------        --------------
            Outstanding at January 1                             --                --
            Granted                                         350,000            $73.88
            Exercised                                            --                --
                                                            -------            ------
            Outstanding at December 31                      350,000            $73.88
                                                            =======

            Options exercised at December 31                     --

            Weighted-average fair value of options granted
             during the year ended December 31 (per option)  $35.04


      Shares available for future grant at December 31, 1996 were 350,000.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14.     SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
        (amounts in thousands except per share amounts)

                                                   Year Ended                                           Year Ended
                                                December 31, 1996                                    December 31, 1995
                                 ---------------------------------------------       --------------------------------------------
                                                Quarter Ended                                        Quarter Ended
                                 ---------------------------------------------       --------------------------------------------
                                 Mar. 31     June 30      Sept. 30     Dec. 31       Mar. 31     June 30    Sept. 30     Dec. 31
                                 -------     -------       -------     -------       -------     -------     -------     --------
Total Revenues                   $ 4,684     $ 5,686       $ 5,379     $ 6,084       $ 3,554     $ 2,945     $ 4,121     $  4,141
                                 -------     -------       -------     -------       -------     -------     -------     --------
(Loss) income from
  continuing operations             (462)         53          (630)     14,136(2)     (1,444)     (3,260)     (1,926)      (1,066)
Income from discontinued
  operations                          --      11,602(1)         --          --            --          --          --       10,133(3)
                                 -------     -------       -------     -------       -------     -------     -------     --------
Net (loss) income                $  (462)    $11,655       $  (630)    $14,136       $(1,444)    $(3,260)    $(1,926)    $  9,067
                                 =======     =======       =======     =======       =======     =======     =======     ========

(Loss) income per common share:
  Continuing operations          $  (.09)    $   .01       $  (.13)    $  2.83       $  (.29)    $  (.65)    $  (.39)    $   (.21)
  Discontinued operations             --        2.32            --          --            --          --          --         2.03
                                 -------     -------       -------     -------       -------     -------     -------     --------
Net (loss) income                $  (.09)    $  2.33       $  (.13)    $  2.83       $  (.29)    $  (.65)    $  (.39)    $   1.82
                                 =======     =======       =======     =======       =======     =======     =======     ========




(1) Comprised of (i) $9,602,000 upon completion of a tax certiorari proceeding and (ii) $2,000,000 from the reduction of other liabilities of discontinued operations to amounts considered necessary to cover the remaining estimates of these liabilities.

(2) Includes gain on reversal of postretirement healthcare liability in the amount of $14,372,000.

(3) Comprised of (i) $6,133,000 upon completion of a tax certiorari proceeding and (ii) $4,000,000 from the reduction of other liabilities of discontinued operations to amounts considered necessary to cover the remaining estimates of these liabilities.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant


     Information relating to directors and executive officers of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1996, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears on page 12 of this Annual Report on Form 10-K.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Documents filed as part of this Report

                1.The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

                2.Financial Statement Schedules.

                The following financial statement schedules should be read in conjunction with the financial statements included in item 8 of this Annual Report on Form 10-K.


                                                                              Pages in this
                                                                              Annual Report
                                                                              on Form 10-K
                                                                              ------------
                 Schedule III - Real Estate and Accumulated Depreciation           42

                 KINGS PLAZA SHOPPING CENTER AND MARINA (A JOINT VENTURE):

                    Independent Auditors' Report                                   44

                    Balance Sheets at December 31, 1996 and 1995                   45

                    Statements of Earnings for the Year Ended December 31, 1996,
                      the Six Months Ended December 31, 1995 and the Years Ended
                      June 30, 1995 and 1994                                       46

                    Statements of Equity of the Co-Venturers for the Year Ended
                      December 31, 1996, the Six Months Ended December 31, 1995
                      and the Years Ended June 30, 1995 and 1994                   47

                    Statements of Cash Flows for the Year Ended December 31,
                      1996, the Six Months Ended December 31, 1995 and the Years
                      Ended June 30, 1995 and 1994                                 48

                    Notes to Financial Statements                                  49

             All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

             3. Exhibits

                See Exhibit Index on page 53

         (b) Reports on Form 8-K

             During the last quarter of the period covered by this Annual Report on Form 10-K, Alexander's filed the report on Form 8-K described below:

                         Period Covered:
                    (Date of Earliest Event
                             Reported)         Items Reported              Date of Report
                    -----------------------    --------------              --------------
                       December 2, 1996       Other events -               December 17, 1996
                                              re: new Director of Company

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALEXANDER'S, INC.


                                        By:   /s/ Joseph Macnow
                                           ------------------------------------
                                                Joseph Macnow, Vice President,
                                                Chief Financial Officer

                                        Date:  February 27, 1997
                                               --------------------------------



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                         Title                           Date
           ---------                         -----                           ----
/s/ Steven Roth                  Chief Executive Officer and Director   February 27, 1997
---------------------------      (Principal Executive Officer)
Steven Roth


/s/ Thomas R. DiBenedetto        Director                               February 27, 1997
-------------------------
Thomas R. DiBenedetto


/s/ Michael D. Fascitelli        Director                               February 27 , 1997
-------------------------


/s/ David Mandelbaum             Director                               February 27, 1997
-------------------------
David Mandelbaum


/s/  Stephen Mann                Director                               February 27, 1997
-------------------------
Stephen Mann


/s/ Arthur I. Sonnenblick        Director                               February 27, 1997
--------------------------
Arthur I. Sonnenblick


/s/ Neil Underberg               Director                               February 27, 1997
-------------------------
Neil Underberg


/s/ Richard West                 Director                               February 27, 1997
-------------------------
Richard West


/s/ Russell B. Wight, Jr.        Director                               February 27, 1997
-------------------------
Russell B. Wight, Jr.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                             (amounts in thousands)

                               Column A         Column B         Column C             Column D                        Column E




                                                                                                                      Gross Amount
                                                                   Initial                                              at Which
                                                                   Cost to                                             Carried at
                                                                  Company (2)                                       Close of Period-
                                                                   Building,               Cost                          Buildings,
                                                                  Leaseholds           Capitalized                       Leasehold
                                                                 and Leasehold         Subsequent to                   and Leasehold
Description                  Encumbrances            Land         Improvements        Acquisition(3)     Land          Improvements
-----------                  ------------            ----         ------------        --------------     ----          ------------
Commercial Property:
 New York City,
   New York:
    Fordham Rd                 $ 23,611             $ 2,301          $ 9,258                --          $ 2,301          $  9,258
    Third Avenue                     --               1,201            4,437                --            1,201             4,437
    Rego Park I                  58,333               1,647            8,953            53,132            1,647            62,085
    Rego Park II                     --               3,906            1,467               316            3,906             1,566
    Flushing                         --                  --            1,660                --               --             1,660
    Lexington Ave                21,812              14,432           12,355            52,164           33,979            13,647
    Flatbush Ave
     and Avenue U                                       497            9,542            11,302              497            12,638
                                                    -------          -------          --------          -------          --------

 Total New York                                      23,984           47,672           116,914           43,531           105,291


 New Jersey - Paramus            13,591               1,742            7,185             6,440            1,817             7,185

Other Properties                                        651            1,804             1,375              651             1,804
                                                    -------          -------          --------          -------          --------

Other secured debt               75,000(1)
                               --------
TOTAL                          $192,347             $26,377          $56,661          $124,729          $45,999          $114,280
                               ========             =======          =======          ========          =======          ========


                                Column F         Column G         Column H         Column I           Column J


                               Capitalized                                                                            Life on Which
                                 Expenses                         Accumulated                                        Depreciation in
                                 and Pre-                         Depreciation                                        Latest Income
                                development                            and          Date of             Date          Statement is
Description                        Costs         Total(3)         Amortization    Construction        Acquired (2)      Computed
                                -----------      ---------        ------------    ------------        --------         -----------
Commercial Property:
 New York City,
   New York:
    Fordham Rd                        --          $ 11,559          $ 6,630             1933             1992          4-40 years
    Third Avenue                      --             5,638            3,023             1928             1992          13 years
    Rego Park I                       --            63,732            8,853             1959             1992          6-40 years
    Rego Park II                     217             5,689            1,439             1965             1992          5-39 years
    Flushing                          --             1,660            1,483             1975(4)          1992          10-22 years
    Lexington Ave                 31,325            78,951            3,754             1965             1992          29 years
    Flatbush Ave
     and Avenue U                  8,206            21,341            6,130             1970             1992          20-40 years
                                 -------          --------          -------          -------             ----          -----------

 Total New York                   39,748           188,570           31,312


 New Jersey - Paramus              6,365            15,367            6,260             1962             1992          5-40 years

Other Properties                   1,375             3,830            1,803          Various             1992          7-25 years
                                  ------          --------          -------

Other secured debt

TOTAL                            $47,488          $207,767          $39,375
                                 =======          ========          =======


(1) Three-year loan which is secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent.

(2) Initial cost is as of May 15, 1992 (the date on which the Company commenced real estate operations) unless acquired subsequent to that date. See Column I.

(3) Aggregate cost is approximately the same for federal income tax purposes.

(4) Date represents lease acquisition date.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)



                                                 Dec. 31, 1996  Dec. 31, 1995
                                                 -------------  -------------
REAL ESTATE:
Balance at beginning of period                     $ 175,485     $ 86,311
Additions during the period:
  Land                                                    --       19,622
  Buildings, leaseholds and
    leasehold improvements (including $242 and
    $34,996 of construction in progress
    at December 31, 1996 and 1995)                    18,136       36,213
  Capitalized expenses and predevelopment costs       14,322       33,339
                                                   ---------     --------
                                                     207,943      175,485
  Less:  Disposition of property                        (176)          --
                                                   ---------     --------

Balance at end of period                           $ 207,767     $175,485
                                                   =========     ========

ACCUMULATED DEPRECIATION:
Balance at beginning of period                     $  37,794     $ 36,365
Additions charged to operating
   expenses                                            1,611        1,429
                                                   ---------     --------
                                                      39,405       37,794
Less:  Disposition of property                           (30)          --
                                                   ---------     --------

Balance at end of period                           $  39,375     $ 37,794
                                                   =========     ========

                          INDEPENDENT AUDITORS' REPORT

To the Co-Venturers
Kings Plaza Shopping Center and Marina
Brooklyn, New York

     We have audited the accompanying balance sheets of Kings Plaza Shopping Center and Marina (a joint venture) as of December 31, 1996 and 1995, and the related statements of earnings, equity of the co-venturers and cash flows for the year ended December 31, 1996, the six months ended December 31, 1995 and for each of the two years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Kings Plaza Shopping Center and Marina at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, the six months ended December 31, 1995 and for each of the two years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

February 11, 1997

                     KINGS PLAZA SHOPPING CENTER AND MARINA
                               (A JOINT VENTURE)

                                 BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
ASSETS:
Cash..............................................................  $ 1,398,813     $ 4,005,829
Amounts due from tenants, less allowance for doubtful accounts of
  $230,000 and $323,000...........................................    1,243,437       1,791,385
Receivable arising from the straight-lining of rental income,
  net.............................................................      815,622         665,130
Notes receivable..................................................        8,855           8,855
Prepaid expenses and other assets.................................      516,332         689,812
Prepaid real estate tax expense -- tax certiorari proceedings.....    5,633,679       9,172,175
Property and equipment, at cost:
  Land............................................................    4,219,795       4,219,795
  Land improvements...............................................    1,503,417       1,503,417
  Buildings and building equipment................................   46,690,716      44,105,947
  Fixtures and equipment..........................................       62,856         140,407
  Parking lot toll equipment......................................    2,555,957       2,555,957
                                                                    -----------     -----------
                                                                     55,032,741      52,525,523
  Less accumulated depreciation...................................   31,773,904      30,549,557
                                                                    -----------     -----------
                                                                     23,258,837      21,975,966
Deferred charges, less accumulated amortization of $3,395,678 and
  $3,148,219......................................................    2,561,783       2,343,416
                                                                    -----------     -----------
TOTAL ASSETS......................................................  $35,437,358     $40,652,568
                                                                    ===========     ===========
LIABILITIES AND EQUITY:
LIABILITIES:
  Accounts payable................................................  $   506,788     $   661,546
  Accrued expenses................................................      487,916       1,487,088
  Mortgage notes payable..........................................    7,890,836       9,166,249
  Accrued interest payable........................................       64,179          74,552
  Amounts due tenants -- tax certiorari proceedings...............    7,000,180       8,391,954
  Liabilities subject to settlement under reorganization
     proceeding...................................................      346,669         346,669
                                                                    -----------     -----------
          Total liabilities.......................................   16,296,568      20,128,058
COMMITMENTS AND CONTINGENCIES
Equity of the co-venturers........................................   19,140,790      20,524,510
                                                                    -----------     -----------
TOTAL LIABILITIES AND EQUITY......................................  $35,437,358     $40,652,568
                                                                    ===========     ===========

                       See notes to financial statements.

                     KINGS PLAZA SHOPPING CENTER AND MARINA
                               (A JOINT VENTURE)

                             STATEMENTS OF EARNINGS

                                                        SIX MONTHS
                                        YEAR ENDED         ENDED                YEARS ENDED
                                         DECEMBER        DECEMBER                JUNE 30,
                                            31,             31,         ---------------------------
                                           1996            1995            1995            1994
                                        -----------     -----------     -----------     -----------
Revenues:
  Rent................................  $12,994,912     $ 7,062,404     $11,995,203     $12,199,017
  Expense reimbursements:
     Central heating, cooling, air
       handling and electricity.......    2,459,496       1,247,501       2,435,660       2,502,758
     Real estate taxes................    1,599,985         904,312       2,968,046       2,934,114
     Common area......................    5,833,560       2,682,261       3,841,110       3,514,019
  Parking lot.........................    1,938,748       1,085,073       2,094,210       2,012,380
  Miscellaneous income................    1,703,209       1,589,618       1,493,760       1,472,680
                                        -----------     -----------     -----------     -----------
                                         26,529,910      14,571,169      24,827,989      24,634,968
                                        -----------     -----------     -----------     -----------
Expenses:
  Central heating, cooling, air
     handling and electricity.........    4,736,774       2,215,391       4,779,409       4,551,092
  Real estate taxes...................    1,845,382         915,749       3,152,717       3,074,016
  Common area.........................    4,039,642       2,065,609       3,993,106       4,009,608
  Parking lot.........................    3,009,643       1,553,262       3,180,002       2,994,078
  Insurance and other expenses........    1,092,931       1,140,610       1,206,884       1,089,714
  Rent................................       71,156          35,578          71,156          71,156
  Management, leasing and publicity...    1,714,950       1,108,901       1,792,368       1,953,771
  Depreciation........................    1,226,630         565,482       1,056,038       1,099,273
  Amortization........................       42,609          27,590          44,727          47,310
                                        -----------     -----------     -----------     -----------
                                         17,779,717       9,628,172      19,276,407      18,890,018
                                        -----------     -----------     -----------     -----------
Operating income......................    8,750,193       4,942,997       5,551,582       5,744,950
Interest expense......................     (838,247)       (464,607)     (1,204,658)     (1,944,657)
Gain on settlement of pre-petition
  liabilities.........................           --              --              --          80,918
                                        -----------     -----------     -----------     -----------
NET EARNINGS..........................  $ 7,911,946     $ 4,478,390     $ 4,346,924     $ 3,881,211
                                        ===========     ===========     ===========     ===========

                       See notes to financial statements.

                     KINGS PLAZA SHOPPING CENTER AND MARINA
                               (A JOINT VENTURE)

                    STATEMENTS OF EQUITY OF THE CO-VENTURERS

                                                        SIX MONTHS
                                        YEAR ENDED         ENDED
                                         DECEMBER        DECEMBER          YEARS ENDED JUNE 30,
                                            31,             31,         ---------------------------
                                           1996            1995            1995            1994
                                        -----------     -----------     -----------     -----------
BALANCE, BEGINNING OF
  PERIOD..............................  $20,524,510     $13,185,266     $14,297,104     $17,831,957
  Payments to the co-venturers........   (9,295,666)     (1,442,833)     (6,743,226)     (9,516,064)
  Advances from the co-venturers......           --       1,442,833       1,284,464       2,100,000
  Reversal of previously accrued real
     estate taxes.....................           --       2,860,854              --              --
  Net earnings........................    7,911,946       4,478,390       4,346,924       3,881,211
                                        -----------     -----------     -----------     -----------
BALANCE, END OF PERIOD................  $19,140,790     $20,524,510     $13,185,266     $14,297,104
                                        ===========     ===========     ===========     ===========

                       See notes to financial statements.

                     KINGS PLAZA SHOPPING CENTER AND MARINA
                               (A JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS            YEARS ENDED
                                                      YEAR ENDED        ENDED                 JUNE 30,
                                                     DECEMBER 31,    DECEMBER 31,    --------------------------
                                                         1996            1995           1995           1994
                                                     ------------    ------------    -----------    -----------
Cash flows from operating activities
  Net earnings....................................   $  7,911,946    $  4,478,390    $ 4,346,924    $ 3,881,211
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation.................................      1,226,630         565,482      1,056,038      1,099,273
     Gain on settlement of pre-petition
       liabilities................................             --              --             --        (80,918)
     Amortization (including deferred charges)....        247,459         171,749        287,752        278,300
  Change in assets and liabilities:
     Decrease (increase) in amounts due from
       tenants....................................        547,948        (948,459)        (2,226)       (58,324)
     Increase in straight-lining of rental
       income.....................................       (150,492)       (571,672)       (93,458)            --
     Increase in deferred charges.................       (465,826)       (515,423)      (465,535)        (2,885)
     (Decrease) increase in accounts payable and
       accrued expenses (including accrued real
       estate taxes)..............................     (1,153,930)     (2,458,065)     1,514,948     (1,931,933)
     (Decrease) increase in accrued interest
       payable....................................        (10,373)         (4,923)    (2,944,727)       124,996
     (Decrease) increase in amounts due to
       tenants....................................     (1,391,774)      8,263,888             --             --
     Decrease (increase) in prepaid expenses and
       other assets...............................      3,711,977      (6,000,925)       290,550        238,126
                                                      -----------     -----------    -----------    -----------
          Net cash provided by operating
            activities............................     10,473,565       2,980,042      3,990,266      3,547,846
                                                      -----------     -----------    -----------    -----------
Cash flows from investing activities:
  Additions to buildings and building equipment...     (2,509,501)     (1,135,025)    (1,078,664)      (196,561)
  Decrease in note receivable.....................             --           2,132         12,145         11,985
                                                      -----------     -----------    -----------    -----------
          Net cash used in investing activities...     (2,509,501)     (1,132,893)    (1,066,519)      (184,576)
                                                      -----------     -----------    -----------    -----------
Cash flows from financing activities:
  Payments to co-venturers........................     (9,295,666)     (1,442,833)    (6,743,226)    (9,516,064)
  Advances from co-venturers......................             --       1,442,833      1,284,464      2,100,000
  Repayments of mortgage note.....................     (1,275,414)       (605,275)    (3,105,031)    (1,273,711)
                                                      -----------     -----------    -----------    -----------
          Net cash used in financing activities...    (10,571,080)       (605,275)    (8,563,793)    (8,689,775)
                                                      -----------     -----------    -----------    -----------
Net (decrease) increase in cash...................     (2,607,016)      1,241,874     (5,640,046)    (5,326,505)
Cash, beginning of period.........................      4,005,829       2,763,955      8,404,001     13,730,506
                                                      -----------     -----------    -----------    -----------
Cash, end of period...............................   $  1,398,813    $  4,005,829    $ 2,763,955    $ 8,404,001
                                                      ===========     ===========    ===========    ===========
Supplemental disclosure of cash flow information:
  Interest paid...................................   $    848,621    $    469,531    $ 4,111,697    $ 1,819,695
                                                      ===========     ===========    ===========    ===========

Supplemental disclosure of noncash financing activities -- see Note 9.

                       See notes to financial statements.

                     KINGS PLAZA SHOPPING CENTER AND MARINA
                               (A JOINT VENTURE)

                         NOTES TO FINANCIAL STATEMENTS
                       THE YEAR ENDED DECEMBER 31, 1996,
                   THE SIX MONTHS ENDED DECEMBER 31,1995 AND
                       YEARS ENDED JUNE 30, 1995 AND 1994

1.  ORGANIZATION AND BUSINESS

     Kings Plaza Shopping Center of Avenue U, Inc. (a wholly-owned subsidiary of Federated Department Stores, Inc. (formerly R.H. Macy & Co. Inc. ("Macy's")) and Alexander's Department Stores of Brooklyn, Inc. (wholly-owned by Alexander's, Inc. ("Alexander's")), formed a joint venture for the purpose of owning and operating the Kings Plaza Shopping Center and Marina ("Center"), including the energy plant servicing the entire shopping center, but exclusive of the Macy's and Alexander's stores and land thereunder located in the Center. The co-venturers each have an undivided 50% interest as tenants in common in the property and equipment.

2.  SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Presentation -- The financial statements are prepared in conformity with generally accepted accounting principles. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Certain amounts have been reclassified for prior years to conform to 1996 presentation.

     b. Property and Equipment -- Property and equipment is stated at cost. Depreciation of property and equipment is provided on a straight-line basis over the following periods:

        Land improvements...............................................   10-50 years
        Buildings and building equipment................................   20-50 years
        Fixtures and equipment..........................................      10 years
        Parking lot toll equipment......................................      10 years

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

     c. Deferred Charges -- Deferred charges include lease commissions and other costs paid to tenants to acquire the rights to their leased space. Lease commissions are amortized on a straight-line basis over the life of the applicable leases. Other lease acquisition costs are amortized over the life of the respective replacement leases.

     d. Revenue Recognition -- Base rents, additional rent based on tenant's sales volume and reimbursement of the tenant's share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents on the leases which provide for varying rents over the lease terms.

                     KINGS PLAZA SHOPPING CENTER AND MARINA
                               (A JOINT VENTURE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3.  MORTGAGE NOTES PAYABLE

     The mortgage notes payable were issued by the co-venturers. The notes are collateralized by a mortgage on all property and equipment, and by assignment of leases and charges due thereunder. Mortgage notes payable consists of the following:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
    Alexander's note payable in quarterly installments of
      $235,507 (including interest at 7%) plus additional
      interest at 1.5% on the outstanding balance, due through
      December 2001.............................................  $3,945,418     $4,583,125
    Macy's note payable in quarterly installments of $235,507
      (including interest at 7%) plus additional interest at
      4.02% on the outstanding balance, due through December
      2001......................................................   3,945,418      4,583,124
                                                                  ----------     ----------
                                                                  $7,890,836     $9,166,249
                                                                  ==========     ==========

4.  COMMITMENTS

     a. Joint Venture as Lessor -- The joint venture leases space to tenants in its shopping center for which the Center charges fixed minimum rents. The terms of the leases are generally ten years and provide for fixed minimum rents as follows:

                                                                         TOTAL
                            YEAR ENDING DECEMBER 31,                    AMOUNTS
            --------------------------------------------------------  -----------
                   1997.............................................  $12,584,457
                   1998.............................................   12,528,434
                   1999.............................................   12,380,523
                   2000.............................................   11,479,566
                   2001.............................................    9,783,587
            Subsequent to 2001......................................   31,601,312
                                                                      -----------
                                                                      $90,357,879
                                                                      ===========

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

     b. Joint Venture as Lessee -- On January 27, 1970, U & F Realty Corporation, an affiliate, assigned to the joint venture a lease with the City of New York for certain real property. The lease, which was amended

                     KINGS PLAZA SHOPPING CENTER AND MARINA
                               (A JOINT VENTURE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

on May 25, 1976 for additional real property, extends for a period of fifty years from the original lease date at annual rentals (payable quarterly in advance) in future periods as follows:

                                                                         RENTAL
                            YEAR ENDING DECEMBER 31,                   COMMITMENT
            ---------------------------------------------------------  ----------
                   1997..............................................  $   71,156
                   1998..............................................      78,272
                   1999..............................................      85,387
                   2000..............................................      85,387
                   2001..............................................      85,387
            Subsequent to 2001.......................................   1,579,655
                                                                       ----------
                                                                       $1,985,244
                                                                       ==========

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

6.  RELATED PARTY TRANSACTIONS

     Interstate Properties owns 27.1% of the outstanding common stock of Alexander's, Inc. During the year ended December 31, 1996, for the six months ended December 31, 1995 and for the years ended June 30, 1995 and 1994 Interstate Properties was paid $846,000, $389,000, $165,000 and $445,000, respectively, by the Center for performing leasing services for space located in the Center.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and mortgage notes payable are reflected in the balance sheet. The fair value estimates are based on information available as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive revaluation has not been performed for purposes of this financial statement disclosure and current estimates of fair value may differ significantly from those amounts reflected in the balance sheet.

8.  ENVIRONMENTAL INVESTIGATION

     In September 1993, the Center had a Phase I environmental study performed on its property. The results of the study show that certain adjacent properties not owned by the Center have experienced petroleum hydrocarbon contamination. Based on this study and preliminary investigation of the Center's property and its history, there is potential for contamination on the Center's property. The study also revealed the potential for a release in the vicinity of an underground storage tank which failed an integrity test, although no contamination has been observed to date. The tank failure has been reported to the New York State Department of Environmental Conservation ("DEC"). Such tank was repaired in early 1994, and in October

                     KINGS PLAZA SHOPPING CENTER AND MARINA
                               (A JOINT VENTURE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1994, independent testing revealed that all of the Center's underground storage tanks (used for storing heating oil) and related distribution lines passed a tank and line leak status test. Such results were furnished to the DEC. If contamination is found on the property, the Center may be required to engage in remediation activities.

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

9.  TAX CERTIORARI PROCEEDINGS

     In December 1995, the Center completed a tax certiorari proceeding with the City of New York. Each of the co-venturers has agreed with the City of New York to a reduction in the assessed values covering the tax years 1988/1989 through 1995/1996, generating tax credits of $28,350,000, of which $18,836,000 relates to the co-venturer's stores. As a result, real estate taxes previously accrued for each of the co-venturers were reversed. The estimated amounts due to tenants resulting from the tax certiorari proceedings was $7,000,180 and $8,391,954 at December 31, 1996 and 1995, respectively.

                                  * * * * * *

                               INDEX TO EXHIBITS

     The following is a list of all exhibits filed as part of this Report:

  EXHIBIT NO.                                    DOCUMENT                                 PAGE
----------------   ---------------------------------------------------------------------  ----
 3(i)              Certificate of Incorporation, as amended. Incorporated herein by         *
                   reference from Exhibit 3.0 to the Registrant's Current Report on Form
                   8-K dated September 21, 1993.........................................
 3(ii)             By-Laws, as amended. Incorporated herein by reference from Exhibit       *
                   3(B) to the Registrant's Form 10-K for the fiscal year ended July 27,
                   1991.................................................................
 3(iii)            By-laws, as amended. Incorporated herein by reference from the           *
                   Registrants Form 10-Q for the quarter ended September 30, 1996.......
10                 First Amendment, dated February 21, 1996, to the Registrant's Omnibus   57
                   Stock Plan...........................................................
10(i)(A)(1)        Agreement, dated as of December 4, 1985, among Seven Thirty One          *
                   Limited Partnership ("731 Limited Partnership"), Alexander's
                   Department Stores of Lexington Avenue, Inc., the Company, Emanuel
                   Gruss, Riane Gruss and Elizabeth Goldberg (collectively, the
                   "Partners"). Incorporated herein by reference from Exhibit
                   10(i)(F)(1) to the Registrant's Form 10-K for the fiscal year ended
                   July 26, 1986........................................................
10(i)(A)(2)        Amended and Restated Agreement of Limited Partnership in the 731         *
                   Limited Partnership, dated as of August 21, 1986, among the Partners.
                   Incorporated herein by reference from Exhibit 1 to the Registrant's
                   Current Report on Form 8-K, dated August 21, 1986....................
10(i)(A)(3)        Third Amendment to Amended and Restated Agreement of Limited             *
                   Partnership dated December 30, 1994, among the Partners. Incorporated herein by reference from Exhibit 10(i)(A)(3) to the Registrant's Form
                   10-K for the fiscal year ended December 31, 1994.....................
10(i)(B)(1)        Promissory Note Modification Agreement, dated October 4, 1993,           *
                   between Alexander's Department Stores of New Jersey, Inc. and New
                   York Life Insurance Company ("New York Life"). Incorporated herein by reference from Exhibit 10(i)(3)(a) to the Registrant's Form 10-K for the Transition Period August 1, 1993 to December 31, 1993............
10(i)(B)(2)        Mortgage Modification Agreement, dated October 4, 1993, by               *
                   Alexander's Department Stores of New Jersey, Inc. and New York Life
                   Incorporated herein by reference from Exhibit 10(i)(E)(3)(a) to the
                   Registrant's Form 10-K for the Transition Period August 1, 1993 to
                   December 31, 1993....................................................
10(i)(C)           Credit Agreement, dated March 15, 1995, among the Company and Vornado    *
                   Lending Corp. Incorporated herein by reference from Exhibit 10(i)(C)
                   to the Registrant's Form 10-K for the fiscal year ended December 31,
                   1994.................................................................

---------------
 * Incorporated by reference

  EXHIBIT NO.                                    DOCUMENT                                 PAGE
----------------   ---------------------------------------------------------------------  ----
10(i)(D)           Credit Agreement, dated March 15, 1995, among the Company and First      *
                   Union Bank, National Association. Incorporated herein by reference from Exhibit 10(i)(D) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994.........................................
10(i)(E)           Building Loan Agreement, dated as of March 29, 1995, among the           *
                   Company, Union Bank of Switzerland ("UBS") (New York Branch), as
                   Lender, and UBS (New York Branch), as Agent. Incorporated by
                   reference from Exhibit 10(i)(E) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994..................................
10(i)(F)           Project Loan Agreement, dated as of March 29,1995, among the Company,    *
                   UBS (New York Branch), as Lender, and UBS (New York Branch), as
                   Agent. Incorporated herein by reference from Exhibit 10(i)(F) to the
                   Registrant's Form 10-K for the fiscal year ended December 31,
                   1994.................................................................
10(i)(G)(1)        Real Estate Retention Agreement dated as of July 20, 1992, between       *
                   Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant's Form 10-K for the fiscal year ended July 25, 1992..................................
10(i)(G)(2)        Extension Agreement to the Real Estate Retention Agreement, dated as     *
                   of February 6, 1995, between the Company and Vornado Realty Trust.
                   Incorporated herein by reference from Exhibit 10(i)(G)(2) to the
                   Registrant's Form 10-K for the fiscal year ended December 31,
                   1994.................................................................
10(i)(H)           Management and Development Agreement, dated as of February 6, 1995,      *
                   between Vornado Realty Trust and the Company, on behalf of itself and each subsidiary listed therein. Incorporated herein by reference from
                   Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated
                   February 6, 1995.....................................................
10(i)(I)           Standstill and Corporate Governance Agreement, dated as of February      *
                   6, 1995, by and among Vornado Realty Trust, Interstate Properties and the Company. Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 6,
                   1995.................................................................
10(i)(J)           Commitment letter, dated as of February 6, 1995, between Vornado         *
                   Realty Trust and the Company. Incorporated herein by reference from
                   Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated
                   February 6, 1995.....................................................
10(ii)(A)(1)       Agreement of Lease, dated April 22, 1966, between S&E Realty Company and Alexander's Department Stores of Valley Stream, Inc. Incorporated
                   herein by reference from Exhibit 13N to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 2-29780).

---------------
 * Incorporated by reference

  EXHIBIT NO.                                    DOCUMENT                                 PAGE
----------------   ---------------------------------------------------------------------  ----
10(ii)(A)(2)       Guarantee, dated April 22, 1966, of the Lease described as Exhibit       *
                   10(ii)(A)(1) above by Alexander's Department Stores, Inc.
                   Incorporated herein by reference from Exhibit 13N(1) to the
                   Registrant's Registration Statement on Form S-1 (Registration No.
                   2-29780).............................................................
10(ii)(A)(3)       Agreement of Lease for Rego Park, Queens, New York, between              *
                   Alexander's, Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on
                   Form 10-Q for the fiscal quarter ended March 31, 1994................
10(ii)(A)(7)(a)    Lease for Fordham Road, Bronx, New York, dated as of December 1,         *
                   1992, between the Company, as landlord, and Caldor, as tenant.
                   Incorporated herein by reference from Exhibit 10(ii)(E)(6) to the
                   Registrant's Form 10-K for the fiscal year ended July 25, 1992.......
10(ii)(A)(7)(b)    First Amendment to the Lease for Fordham Road, Bronx, New York, dated    *
                   as of February 22, 1995, between the Company, as landlord, and
                   Caldor, as tenant. Incorporated herein by reference from Exhibit
                   10(ii)(A)(7)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994..............................................
10(ii)(A)(8)(a)    Lease for Roosevelt Avenue, Flushing, New York, dated as of December     *
                   1, 1992, between the Company, as landlord, and Caldor, as tenant.
                   Incorporated herein by reference from Exhibit 10(ii)(E)(7) to the
                   Registrant's Form 10-K for the fiscal year ended July 25, 1992.......
10(ii)(A)(8)(b)    First Amendment to Sublease for Roosevelt Avenue, Flushing, New York,    *
                   dated as of February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit
                   10(ii)(A)(8)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994..............................................
10(ii)(A)(9)       Lease Agreement, dated March 1, 1993 by and between the Company and      *
                   Alex Third Avenue Acquisition Associates. Incorporated by reference from Exhibit 10(ii)(F) to the Registrant's Form 10-K for the fiscal year ended July 31, 1993.............................................
10(ii)(A)(10)      Agreement of Lease for Rego Park, Queens, New York, between the          *
                   Company and Marshalls of Richfield, MN., Inc., dated as of March 1,
                   1995. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a)
                   to the Registrant's Form 10-K for the fiscal year ended December 31,
                   1994.................................................................
10(ii)(A)(11)      Guaranty, dated March 1, 1995, of the Lease described in Exhibit         *
                   10(ii)(A)(12)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994..........................

---------------
 * Incorporated by reference

  EXHIBIT NO.                                    DOCUMENT                                 PAGE
----------------   ---------------------------------------------------------------------  ----
10(iii)(A)**       Employment Agreement, dated March 29, 1995, between Brian M. Kurtz       *
                   and the Company. Incorporated herein by reference from Exhibit
                   10(iii)(A) to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1994....................................................
10(iii)(A)(1)**    Amendment to Employment Agreement dated December 11, 1996, between      58
                   Brian M. Kurtz and the Company.......................................
10(iii)(B)**       Employment Agreement, dated February 9, 1995, between the Company and    *
                   Stephen Mann. Incorporated herein by reference from Exhibit
                   10(iii)(B) to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1994....................................................
11                 Not applicable.
12                 Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed     59
                   Charges and Preferred Stock Dividend Requirements....................
13                 Not applicable.
16                 Not applicable.
18                 Not applicable.
19                 Not applicable.
21                 Subsidiaries of Registrant...........................................   60
22                 Not applicable.
23                 Consent by independent auditors to incorporation by reference........   61
25                 Not applicable.
27                 Financial Data Schedule..............................................   62
29                 Not applicable.

---------------
 * Incorporated by reference
** Management contract or compensatory plan