Form 10-Q
period 1997-03-31
ALEXANDERS INC
filed 1997-05-13
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 13


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          MARCH 31, 1997
                                -----------------------------

                                              or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

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

           As of May 2, 1997 there were 5,000,850 common shares outstanding.

                               ALEXANDER'S, INC.

                                     INDEX



                                                                   Page Number
                                                                   -----------

PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of March 31, 1997
             and December 31, 1996..................................    3

             Consolidated Statements of Operations for the Three
             Months Ended March 31, 1997 and March 31, 1996.........    4

             Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1997 and March 31, 1996.........    5

             Notes to Consolidated Financial Statements.............    6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    8


PART II.     OTHER INFORMATION:


     Item 6. Exhibits and Reports on Form 8-K.......................   11


Signatures   .......................................................   12

Exhibit Index ......................................................   13

Exhibit 27   .......................................................   14

PART I.  FINANCIAL INFORMATION

                                      ALEXANDER'S, INC.
                                      AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                         (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                      MARCH 31,     DECEMBER 31,
                                                         1997          1996
                                                      ---------     ------------
 ASSETS:

 Real estate, at cost:
  Land                                                $  45,999       $  45,999
  Buildings, leaseholds and improvements
     (including $366 and $242 of
     construction in progress at
     March 31, 1997 and December 31, 1996)              114,646         114,280
  Capitalized expenses and predevelopment
     costs                                               51,520          47,488
                                                      ---------       ---------
        Total                                           212,165         207,767
  Less accumulated depreciation and
     amortization                                       (39,809)        (39,375)
                                                      ---------       ---------
                                                        172,356         168,392
  Investment in unconsolidated joint
     venture                                             11,550          12,613
                                                      ---------       ---------
  Real estate, net                                      183,906         181,005

Cash and cash equivalents                                17,354           5,480
Restricted cash                                           5,039           5,620
Accounts receivable, net of allowance for
  doubtful accounts of $147 in each period                  265             201
Receivable arising from the straight-lining
  of rents, net                                           6,496           5,984
Deferred lease and other expenses                        13,125           9,966
Deferred debt expense                                     2,046           2,364
Other assets                                              2,517             965
                                                      ---------       ---------


TOTAL ASSETS                                          $ 230,748       $ 211,585
                                                      =========       =========

                                                       MARCH 31,    DECEMBER 31,
                                                          1997          1996
                                                       ---------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:

Debt                                                   $ 208,685      $ 192,347
Amounts due to Vornado Realty Trust and
 its affiliate                                             8,962          6,207
Accounts payable and accrued liabilities                   4,773          4,246
Other liabilities from discontinued operations             2,373          2,622
Minority interest                                            600            600
                                                       ---------      ---------

 TOTAL LIABILITIES                                       225,393        206,022
                                                       ---------      ---------
Commitments and contingencies

Stockholders' Equity:

Common stock; $1.00 par value per share;
  authorized, 10,000,000 shares;
  issued 5,173,450                                         5,174          5,174
Additional capital                                        24,843         24,843
Deficit                                                  (23,702)       (23,494)
                                                       ---------      ---------
                                                           6,315          6,523
Less treasury shares, 172,600 shares at
  cost                                                      (960)          (960)
                                                       ---------      ---------
 Total stockholders' equity                                5,355          5,563
                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                           $ 230,748      $ 211,585
                                                       =========      =========


                 See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


(amounts in thousands except share amounts)

                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                                     MARCH 31,       MARCH 31,
                                                        1997          1996
                                                    -----------    -----------

Revenues:
   Property rentals                                 $     4,220    $     3,127
   Expense reimbursements                                   491            290
   Equity in income of unconsolidated
     joint venture                                        1,287          1,267
                                                    -----------    -----------
Total revenues                                            5,998          4,684
                                                    -----------    -----------

Expenses:
   Operating (including management fee to Vornado
     of $210 in 1997 and 1996)                            1,612          1,024
   General and administrative (including
     management fee to Vornado of $540
     in 1997 and 1996)                                      981          1,160
   Depreciation and amortization                            571            267
                                                    -----------    -----------
Total expenses                                            3,164          2,451
                                                    -----------    -----------

Operating income                                          2,834          2,233

Interest and debt expense
   (including interest on loan from Vornado)             (3,294)        (3,317)
Interest and other income, net                              252            622
                                                    -----------    -----------

Net loss                                            $      (208)   $      (462)
                                                    ===========    ===========

Net loss per share                                  $      (.04)   $      (.09)
                                                    ===========    ===========


Weighted average number of common
   shares outstanding during period                   5,000,850      5,000,850
                                                    ===========    ===========


                 See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                          FOR THE THREE MONTHS ENDED
                                                          --------------------------
                                                            MARCH 31,    MARCH 31,
                                                              1997         1996
                                                          -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $   (208)   $  (462)
 Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
    Depreciation and amortization
      (including debt issuance costs)                          1,057        776
    Straight-lining of rental income                            (512)      (384)
    Equity in income of unconsolidated joint
      venture (net of distributions of
      $2,350 and $2,634 in 1997 and 1996)                      1,063      1,367
 Change in assets and liabilities:
    Accounts receivable                                          (64)      (264)
    Amounts due to Vornado Realty Trust and its affiliate       (542)      (532)
    Liability for postretirement healthcare benefits            --         (504)
    Accounts payable and accrued liabilities                     527        (21)
    Other liabilities from discontinued operations              (249)      (109)
    Other                                                     (1,552)     1,181
                                                            --------    -------

Net cash (used in) provided by operating activities             (480)     1,048
                                                            --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate                                     (4,398)    (9,394)
 Cash restricted for construction financing                        2        (72)
 Cash restricted for operating liabilities                       579      3,262
                                                            --------    -------
Net cash used in investing activities                         (3,817)    (6,204)
                                                            --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of debt                                             16,667      5,056
 Debt repayments                                                (329)      (215)
 Deferred debt expense                                          (167)      --
                                                            --------    -------
Net cash provided by financing activities                     16,171      4,841
                                                            --------    -------

Net increase (decrease) cash and cash equivalents             11,874       (315)
Cash and cash equivalents at beginning of period               5,480      8,471
                                                            --------    -------

Cash and cash equivalents at end of period                  $ 17,354    $ 8,156
                                                            ========    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments for interest (including capitalized
   interest of $2,254 and $2,240)                           $  5,063    $ 5,048
                                                            ========    =======


                See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three months ended March 31, 1997, and the consolidated statements of cash flows for the three months ended March 31, 1997 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.


2. RELATED PARTY TRANSACTIONS

      Under a three-year management and development agreement (the "Management Agreement") with Vornado Realty Trust ("Vornado"), which commenced March 2, 1995, Alexander's incurred fees of $938,000 and $1,088,000 in the three months ended March 31, 1997 and 1996.

    In addition to the fee payable pursuant to the Management Agreement, the Company pays Vornado a leasing fee under the terms of its leasing agreement. Alexander's incurred leasing fees of $625,000 in the three months ended March 31, 1997 and 1996. Vornado is due $8,318,000 at March 31, 1997 under such agreement, subject to the payment of rents by tenants.

    In March 1995, the Company borrowed $45,000,000 from Vornado, the subordinated tranche of a $75,000,000 secured financing. The loan has a three-year term and presently bears interest at 15.60% (previously bore interest at 16.43% through March 1997). The Company incurred interest on its loan from Vornado of $1,830,000 and $1,869,000 in the three months ended March 31, 1997 and 1996, of which $1,216,000 was capitalized this year and $614,000 was capitalized last year.

3. CONTINGENCIES

    Paramus Property

    The Company owns 39.3 acres of land, including its former store building, located in Paramus, New Jersey. Approximately 9 acres located on the property's periphery are subject to condemnation by the State of New Jersey. Alexander's and the New Jersey Department of Transportation ("DOT") are negotiating an agreement, pursuant to which the DOT will pay approximately $14,700,000 for the property subject to condemnation and grant the Company the right to develop up to 550,000 square feet on the remaining acreage. The agreement with the DOT is subject to negotiation of final documentation and to certain municipal approvals.

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

    Caldor Corporation ("Caldor")

    Property rentals from Caldor, which filed for relief under Chapter 11 of the United States Bankruptcy Code in September 1995, represented approximately 36% of the Company's consolidated revenues for the three months ended March 31, 1997 and the year ended December 31, 1996. On April 17, 1997, Caldor filed for Bankruptcy Court approval to reject its Fordham Road lease effective June 20, 1997. After the Bankruptcy Court's approval, Caldor would no longer have any obligation to pay rent under this lease. Alexander's will file a claim for damages based on such rejection. The annual base rental under this lease is $3,537,000 (approximately 19% of the Company's consolidated revenues). The loss of property rental payments under the Caldor leases (for the Flushing and Fordham Road Properties) could have a material adverse effect on the financial condition and results of operations of the Company.

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

   The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture were $5,998,000 in the quarter ended March 31, 1997, compared to $4,684,000 in the prior year's quarter, an increase of $1,314,000.

   Property rentals were $4,220,000 in the quarter ended March 31, 1997, compared to $3,127,000 in the prior year's quarter, an increase of $1,093,000. This increase resulted primarily from a full quarter this year of rents and paid parking at the Company's Rego Park I property compared to one month in 1996. The Company expects its property rentals to be adversely affected by the rejection of Caldor's Fordham Road lease - see Liquidity and Capital Resources.

   Tenant expense reimbursements were $491,000 in the quarter ended March 31, 1997 compared to $290,000 in the prior year's quarter, an increase of $201,000. This increase reflects a corresponding increase in operating expenses passed through to tenants and was largely the result of a full quarter of operations at the Company's Rego Park I property this year compared to one month in 1996.

   Equity in income of unconsolidated joint venture ("the Kings Plaza Shopping Center") in the quarter ended March 31, 1997 did not change significantly from the prior year's quarter.

     Operating expenses were $1,612,000 in the quarter ended March 31, 1997, compared to $1,024,000 in the prior year's quarter, an increase of $588,000. This increase resulted primarily from a full quarter of operations at the Rego Park I property this year compared to one month in 1996.

   General and administrative expenses were $981,000 in the quarter ended March 31, 1997, compared to $1,160,000 in the prior year's quarter, a decrease of $179,000. This decrease resulted primarily from lower professional fees.

   Interest and debt expense was $3,294,000 for the quarter ended March 31, 1997 compared to $3,317,000 for the prior year's quarter, a decrease of $23,000. This decrease resulted primarily from more interest expense being capitalized on other redevelopment projects in the quarter ended March 31, 1997, offset by interest on the Rego Park I debt being charged to income this year whereas in the prior year's quarter such interest was capitalized through mid-March at which time the property became operational.

   Interest and other income, net was $252,000 in the quarter ended March 31, 1997, compared to $622,000 in the prior year's quarter, a decrease of $370,000. This decrease resulted primarily from (i) lower average cash invested this year than in the prior year, and (ii) the amortization of deferred gains in connection with the Company's postretirement healthcare benefits and refunds in the prior year.

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

   The Company estimates that its capital expenditure requirements for redevelopment projects will include: (i) approximately $3,000,000 to complete the Rego Park I project, (ii) the redevelopment of the Paramus property, which may include razing the existing building (in which case, the carrying cost of approximately $5,400,000 would be written-off), at a cost of approximately $60,000,000 to $70,000,000, (iii) the redevelopment of the Kings Plaza Store property at a cost of approximately $5,000,000 to $10,000,000 and (iv) improvements to the Kings Plaza Shopping Center at a cost of approximately $15,000,000. Further, the Company is evaluating redevelopment plans for the Lexington Avenue site, which may involve razing the existing buildings (in which case, the carrying cost of approximately $15,000,000 would be written-off) and developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

   Property rentals from Caldor, which filed for relief under Chapter ll of the United States Bankruptcy Code in September 1995, represented approximately 36% of the Company's consolidated revenues for the three months ended March 31, 1997 and the year ended December 31, 1996. On April 17, 1997, Caldor filed for Bankruptcy Court approval to reject its Fordham Road lease effective June 20, 1997. After the Bankruptcy Court's approval, Caldor would no longer have any obligation to pay rent under this lease. Alexander's will file a claim for damages based on such rejection. The annual base rental revenue under this lease is $3,537,000 (approximately 19% of the Company's consolidated revenues). The loss of property rental payments under the Caldor leases (for the Flushing and Fordham Road Properties) could have a material adverse effect on the financial condition and results of operations of the Company. In addition, Caldor failed to meet certain financial tests required under the Company's Fordham Road mortgage. As a result, the Company is required to remit the net cash flow from the Fordham Road Property into an account of the lender as additional payments under the loan. The amount remitted to the lender for the three months ended March 31, 1997 was $204,000.

   The Company's leases with Circuit City, Bed Bath & Beyond and Old Navy for the remaining 112,000 square feet at its Rego Park I property are expected to commence during the second quarter of 1997. In addition, Sears, which leased 289,000 square feet of the Company's Kings Plaza Store property for use as a full-line department store, is expected to commence in the last quarter of 1997.

   During the quarter, the Company extended its Rego Park construction loan for one year maturing on March 30, 1998. As of March 31, 1997, $75,000,000 was funded under such construction loan (approximately $16,667,000 was borrowed in the quarter ended March 31, 1997). The loan bears interest at LIBOR plus 1.00% (6.30% at March 31, 1997). The Company has also agreed with the bank to refinance the existing loan through the issuance of rated commercial mortgage backed securities later this year.

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

   CASH FLOWS

   Three Months Ended March 31, 1997

   Cash used in operating activities of $480,000 was comprised of (i) a net loss of $208,000, (ii) the payment of liabilities of discontinued operations of $249,000 and (iii) the net change in operating assets and liabilities of $1,631,000, offset by adjustments for non-cash items of $1,608,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $1,057,000 and (ii) equity in income of unconsolidated joint venture of $1,063,000, offset by the effect of straight-lining of rental income of $512,000.

   Net cash used in investing activities of $3,817,000 was comprised of capital expenditures of $4,398,000, offset by the release of cash restricted for both operating liabilities and construction financing of $581,000.

   Net cash provided by financing activities of $16,171,000 was comprised of proceeds from the issuance of debt (net of deferred debt expense) of $16,500,000 on the Rego Park I property, offset by repayments of debt of $329,000.

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

   Net cash provided by financing activities of $4,841,000 was comprised of proceeds from the issuance of debt of $5,056,000 (net of deferred debt expense), offset by repayments of debt of $215,000.

RECENTLY ISSUED ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board adopted Statement No. 128 "Earnings Per Share". The statement is effective for fiscal years ending after December 15, 1997. The Company believes that this pronouncement will not have a material effect on its net income (loss) per share.

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




                                                       ALEXANDER'S, INC.
                                            ------------------------------------
                                                        (Registrant)



Date:  May 8, 1997                                   /s/ Joseph Macnow
                                            ------------------------------------
                                                        JOSEPH MACNOW
                                              Vice President - Chief Financial
                                            Officer and Chief Accounting Officer

                               ALEXANDER'S, INC.

                                 EXHIBIT INDEX


                                                            PAGE NUMBER IN
                                                               SEQUENTIAL
         EXHIBIT NO.                                            NUMBERING
         -----------                                        ---------------




        27       Financial Data Schedule                          14