Form 10-Q
period 1997-06-30
ALEXANDERS INC
filed 1997-08-13
CIK 3499

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                JUNE 30, 1997

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:   1-6064

                                ALEXANDER'S, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               51-0100517
(State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                     Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY             07663
    (Address of principal executive offices)              (Zip Code)

                                  (201)587-8541
              (Registrant's telephone number, including area code)


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

                                 [ ] Yes [ ] No

      As of August 1, 1997 there were 5,000,850 common shares outstanding.

                                ALEXANDER'S, INC.

                                      INDEX



                                                                  Page Number
                                                                  -----------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of June 30, 1997
             and December 31, 1996..................................    3

             Consolidated Statements of Operations for the Three and
             Six Months Ended June 30, 1997 and June 30, 1996.......    4

             Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1997 and June 30, 1996...........    5

             Notes to Consolidated Financial Statements.............    6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    8


PART II.     OTHER INFORMATION:

     Item 4. Submission of Matters to a Vote of Security Holders....   12

     Item 6. Exhibits and Reports on Form 8-K.......................   12


Signatures   .......................................................   13

Exhibit Index ......................................................   14

Exhibit 10   .......................................................   15

Exhibit 27   .......................................................   18

PART I.  FINANCIAL INFORMATION

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                       JUNE 30,     DECEMBER 31,
                                                         1997          1996
                                                       ---------    ------------
 ASSETS:

 Real estate, at cost:
   Land                                                $  45,999     $  45,999
   Buildings, leaseholds and Improvements
      (including $483 and $242 of
      construction in progress at
      June 30, 1997 and December 31, 1996)               114,763       114,280
   Capitalized expenses and predevelopment
      costs                                               55,935        47,488
                                                       ---------     ---------
         Total                                           216,697       207,767
   Less accumulated depreciation and
      amortization                                       (40,243)      (39,375)
                                                       ---------     ---------
                                                         176,454       168,392
   Investment in unconsolidated joint
      venture                                             10,953        12,613
                                                       ---------     ---------
   Real estate, net                                      187,407       181,005

 Cash and cash equivalents                                14,204         5,480
 Restricted cash                                           4,087         5,620
 Accounts receivable, net of allowance for
   doubtful accounts of $147 in each period                  528           201
 Receivable arising from the straight-lining
   of rents, net                                           6,397         5,984
 Deferred lease and other expenses                        12,294         9,966
 Deferred debt expense                                     1,647         2,364
 Other assets                                              1,761           965
                                                       ---------     ---------




 TOTAL ASSETS                                          $ 228,325     $ 211,585
                                                       =========     =========

LIABILITIES AND DEFICIENCY IN NET ASSETS:
Liabilities:
Debt                                                   $ 208,353     $ 192,347
Amounts due to Vornado Realty Trust and
 its affiliate                                             7,570         6,207
Accounts payable and accrued liabilities                   3,925         4,246
Other liabilities from discontinued operations             2,339         2,622
Minority interest                                            600           600
                                                       ---------     ---------

 TOTAL LIABILITIES                                       222,787       206,022
                                                       ---------     ---------
Commitments and contingencies

Stockholders' Equity:

Common stock; $1.00 par value per share;
  authorized, 10,000,000 shares;
  issued 5,173,450                                         5,174         5,174
Additional capital                                        24,843        24,843
Deficit                                                  (23,519)      (23,494)
                                                       ---------     ---------
                                                           6,498         6,523
Less treasury shares, 172,600 shares at
  cost                                                      (960)         (960)
                                                       ---------     ---------
 Total stockholders' equity                                5,538         5,563
                                                       ---------     ---------





TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                               $ 228,325     $ 211,585
                                                       =========     =========

                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share amounts)

                                                FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                ---------------------------     ---------------------------
                                                 JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                   1997            1996            1997            1996
                                                -----------     -----------     -----------     -----------
Revenues:
 Property rentals                               $     4,630     $     4,504     $     8,850     $     7,453
 Expense reimbursements                                 803             499           1,294             967
 Equity in income of unconsolidated
   joint venture                                      1,328             683           2,615           1,950
                                                -----------     -----------     -----------     -----------
Total revenues                                        6,761           5,686          12,759          10,370
                                                -----------     -----------     -----------     -----------

Expenses:
 Operating (including management fee
   to Vornado of $210 and $420 each for
   the three and six months ended 1997
   and 1996, respectively)                            2,265           1,429           3,877           2,453
 General and administrative (including
   management fee to Vornado of $540
   and $1,080 each for the three and
   six months ended 1997 and 1996,
   respectively)                                      1,032           1,262           2,013           2,422
 Depreciation and amortization                          582             556           1,153             823
                                                -----------     -----------     -----------     -----------
Total expenses                                        3,879           3,247           7,043           5,698
                                                -----------     -----------     -----------     -----------

Operating income                                      2,882           2,439           5,716           4,672

Interest and debt expense (including
  interest on loan from Vornado)                     (3,311)         (3,419)         (6,605)         (6,736)
Interest and other income, net                          612           1,033             864           1,655
                                                -----------     -----------     -----------     -----------

Income (loss) from continuing operations                183              53             (25)           (409)
Income from discontinued operations                      --          11,602              --          11,602
                                                -----------     -----------     -----------     -----------

Net income (loss)                               $       183     $    11,655     $       (25)    $    11,193
                                                ===========     ===========     ===========     ===========

Net income (loss) per share:
 Continuing operations                          $       .04     $       .01     $        --     $      (.08)
 Discontinued operations                                 --            2.32              --            2.32
                                                -----------     -----------     -----------     -----------
 Net income (loss)                              $       .04     $      2.33     $        --     $      2.24
                                                ===========     ===========     ===========     ===========

Weighted average number of common
  shares outstanding during period                5,000,850       5,000,850       5,000,850       5,000,850

                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                FOR THE SIX MONTHS ENDED
                                                                ------------------------
                                                                  JUNE 30,     JUNE 30,
                                                                    1997         1996
                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from continuing operations                                $    (25)    $   (409)
    Adjustments to reconcile loss from continuing
       operations to net cash provided by
       continuing operating activities:
         Depreciation and amortization
            (including debt issuance costs)                          2,069        1,827
         Straight-lining of rental income                             (413)        (971)
         Equity in income of unconsolidated joint
            venture (net of distributions of
            $4,275 and $4,149 in 1997 and 1996)                      1,660        2,199
    Change in assets and liabilities:
         Accounts receivable                                          (327)        (336)
         Amounts due to Vornado Realty Trust and its affiliate      (1,090)         371
         Liability for postretirement healthcare benefits               --         (810)
         Accounts payable and accrued liabilities                     (321)         805
         Other liabilities from discontinued operations               (283)      (1,038)
         Other                                                        (956)        (718)
                                                                  --------     --------

Net cash provided by operating activities                              314          920
                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate                                         (8,930)     (24,051)
   Cash restricted for construction financing                          965         (122)
   Cash restricted for operating liabilities                           568        7,846
                                                                  --------     --------
Net cash used in investing activities                               (7,397)     (16,327)
                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                                                 16,667       10,527
   Debt repayments                                                    (661)        (522)
   Deferred debt expense                                              (199)          --
                                                                  --------     --------
Net cash provided by financing activities                           15,807       10,005
                                                                  --------     --------

Net increase (decrease) in cash and cash equivalents                 8,724       (5,402)
Cash and cash equivalents at beginning of period                     5,480        8,471
                                                                  --------     --------

Cash and cash equivalents at end of period                        $ 14,204     $  3,069
                                                                  ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest (including capitalized
     interest of $4,579 and $4,455)                               $ 10,268     $ 10,187
                                                                  ========     ========

                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and six months ended June 30, 1997 and June 30, 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and June 30, 1996 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.


2. RELATED PARTY TRANSACTIONS

      Under a three-year management and development agreement (the "Management Agreement") with Vornado Realty Trust ("Vornado") which commenced March 2, 1995, Alexander's incurred fees of $938,000 in each of the three months ended June 30, 1997 and 1996 and $1,875,000 and $3,468,000 in the six months ended June 30, 1997 and 1996. The fees for the six months ended June 30, 1996, included $1,443,000 related to the completion of the redevelopment of the Rego Park I property in the quarter ended March 31, 1996.

    In addition to the fee payable pursuant to the Management Agreement, the Company pays Vornado a leasing fee under the terms of its leasing agreement. Alexander's incurred leasing fees of $625,000 in each of the three months ended June 30, 1997 and 1996 and $1,250,000 in each of the six months ended June 30, 1997 and 1996. Vornado is due $5,490,000 at June 30, 1997 under such agreement, subject to the payment of rents by tenants. The lease which Vornado had previously negotiated with Caldor on behalf of the Company for its Fordham Road property was rejected in June 1997 in Caldor's bankruptcy proceedings, resulting in $1,254,000 of previously recorded leasing fees payable and $1,507,000 of deferred lease expense being reversed in the quarter ended June 30, 1997.

    In March 1995, the Company borrowed $45,000,000 from Vornado, the subordinated tranche of a $75,000,000 secured financing. The loan has a three-year term and presently bears interest at 15.60% (previously bore interest at 16.43% through March 1997). The Company incurred interest on its loan from Vornado of $1,775,000 and $1,889,000 in the three months ended June 30, 1997 and 1996, of which $1,250,000 and $1,203,000 were capitalized.
   Interest on the loan was $3,626,000 and $3,758,000 in the six months ended June 30, 1997 and 1996, of which $2,479,000 and $1,857,000 were capitalized.

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

    Environmental Matters

    The results of a 1993 Phase I Environmental Study at the Kings Plaza Shopping Center property ("Center") - a 50% owned joint venture - showed that certain adjacent properties owned by third parties have experienced contamination by petroleum hydrocarbons. The Center commissioned a Phase II Environmental Study and Contamination Assessment/Site Investigation in June 1997 to evaluate and delineate environmental conditions. These additional reports indicate that the Center is required to engage in remediation activities at the property due to the presence of petroleum and other hydrocarbons. Management believes that the remediation will not have a material adverse effect on the Company's financial condition and results of operations.

    The Company is aware of the presence of asbestos-containing materials at several of its properties and believes that it manages such asbestos in accordance with applicable laws. The Company plans to abate or remove such asbestos as appropriate.

    Caldor Corporation ("Caldor")

    Property rentals from Caldor, which filed for relief under Chapter 11 of the United States Bankruptcy Code in September 1995, represented approximately 29% and 36% of the Company's consolidated revenues for the six months ended June 30, 1997 and the year ended December 31, 1996. Caldor rejected its Fordham Road lease effective June 6, 1997 and accordingly, no longer pays rent; Alexander's has filed a claim for damages based on such rejection. The annual base rental under this lease was $3,537,000 (approximately 15% of the Company's consolidated revenues). The rejection of the Fordham Road lease and the loss of property rental payments, if any, under the Caldor lease for the Flushing property, could have a material adverse affect on the Company's financial condition and results of operations.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

RESULTS OF OPERATIONS

   The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture were $6,761,000 in the quarter ended June 30, 1997, compared to $5,686,000 in the prior year's quarter, an increase of $1,075,000. Revenues were $12,759,000 for the six months ended June 30, 1997, compared to $10,370,000 for the prior year's six months, an increase of $2,389,000.

   Property rentals were $4,630,000 in the quarter ended June 30, 1997 compared to $4,504,000 in the prior year's quarter, an increase of $126,000. This increase resulted primarily from leases commencing during the quarter with Circuit City, Bed Bath & Beyond and Old Navy for the remaining 112,000 square feet at the Company's Rego Park I property, partially offset by the loss of rent resulting from Caldor's rejection of its Fordham Road lease. Property rentals for the six months ended June 30, 1997 were $8,850,000 compared to $7,453,000 for the prior year's six months, an increase of $1,397,000. In addition to the items during the quarter noted above, the increase in the six months reflected six months of paid parking and rents for 234,000 square feet of the Company's Rego Park I property, compared to four months in 1996. The Company expects its property rentals to be adversely affected by the rejection of Caldor's Fordham Road lease - see Liquidity and Capital Resources.

   Tenant expense reimbursements were $803,000 in the quarter ended June 30, 1997, compared to $499,000 the prior year's quarter, an increase of $304,000. Tenant expense reimbursements for the six months ended June 30, 1997 were $1,294,000 compared to $967,000 for the prior year's six months, an increase of $327,000. These increases reflect a corresponding increase in operating expenses passed through to tenants as a result of six months of operations at the Company's Rego Park I property this year, compared to four months in 1996.

   Equity in income of unconsolidated joint venture ("the Kings Plaza Shopping Center") was $1,328,000 in the quarter ended June 30, 1997, compared to $683,000 in the prior year's quarter, an increase of $645,000. Equity in income of the Kings Plaza Shopping Center was $2,615,000 for the six months ended June 30, 1997, compared to $1,950,000 in the prior year's six months, an increase of $665,000. These increases resulted primarily from higher rents.

   Operating expenses were $2,265,000 in the quarter ended June 30, 1997, compared to $1,429,000 in the prior year's quarter, an increase of $836,000. Operating expenses were $3,877,000 in the six months ended June 30, 1997, compared to $2,453,000 in the prior year's six months, an increase of $1,424,000. Of these increases, $667,000 was a second quarter charge to bad debt expense, in connection with Caldor's rejection of its Fordham Road lease, for the receivable from the straight-lining of rents. The remaining increase of $757,000 for the six months resulted primarily from six months of operations at the Rego Park I property this year, compared to four months in 1996.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   General and administrative expenses were $1,032,000 in the quarter ended June 30, 1997, compared to $1,262,000 in the prior year's quarter, a decrease of $230,000. General and administrative expenses were $2,013,000 in the six months ended June 30, 1997 compared to $2,422,000 in the prior year's six months, a decrease of $409,000. These decreases resulted primarily from lower professional fees.

   Interest and debt expense was $3,311,000 for the quarter ended June 30, 1997 compared to $3,419,000 for the prior year's quarter, a decrease of $108,000. Interest and debt expense was $6,605,000 in the six months ended June 30, 1997 compared to $6,736,000 for the prior year's six months, a decrease of $131,000. These decreases resulted primarily from more interest expense being capitalized on redevelopment projects in 1997, offset by interest on the Rego Park I debt being charged to income this year for six months versus four months last year.

   Interest and other income, net was $612,000 in the quarter ended June 30, 1997, compared to $1,033,000 in the prior year's quarter, a decrease of $421,000. Interest and other income, net was $864,000 in the six months ended June 30, 1997, compared to $1,655,000 in the prior year's six months, a decrease of $791,000. These decreases resulted primarily from the amortization of deferred gains in connection with the Company's postretirement healthcare benefits and refunds in the prior year.

   Discontinued Operations

   The Company recorded income from discontinued operations of $11,602,000 in the quarter ended June 30, 1996 comprised of (i) $9,602,000 from the settlement of a tax certiorari proceeding against the County of Nassau for overpayment of taxes on its former Valley Stream Store property and (ii) $2,000,000 from the reduction of "Other liabilities of discontinued operations".

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

   The Company estimates that its capital expenditure requirements for redevelopment projects will include: (i) approximately $2,500,000 to complete the Rego Park I project, (ii) the redevelopment of the Paramus property, which may include razing the existing building (in which case, the carrying cost of approximately $5,400,000 would be written-off), at a cost of approximately $60,000,000 to $70,000,000, (iii) the redevelopment of the Kings Plaza Store property at a cost of approximately $5,000,000 and (iv) improvements to the Kings Plaza Shopping Center at a cost of approximately $15,000,000. Further, the Company is evaluating redevelopment plans for the Lexington Avenue site, which may involve razing the existing buildings (in which case, the carrying cost of approximately $15,000,000 would be written-off) and developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Property rentals from Caldor, which filed for relief under Chapter 11 of the United States Bankruptcy Code in September 1995, represented approximately 29% and 36% of the Company's consolidated revenues for the six months ended June 30, 1997 and the year ended December 31, 1996. Caldor rejected its Fordham Road lease effective June 6, 1997 and accordingly, no longer pays rent; Alexander's has filed a claim for damages based on such rejection. The annual base rental revenue under this lease was $3,537,000 (approximately 15% of the Company's consolidated revenues). The rejection of the Fordham Road lease and the loss of property rental payments, if any, under the Caldor lease for the Flushing Property, could have a material adverse effect on the Company's financial condition and results of operations. In addition, Caldor failed to meet certain financial tests required under the Company's Fordham Road mortgage. As a result, the Company was required to remit the net cash flow from the Fordham Road Property into an account of the lender as additional payments under the loan. The amount remitted to the lender for the six months ended June 30, 1997 was $407,000.

   The Company's leases with Circuit City, Bed Bath & Beyond and Old Navy for the remaining 112,000 square feet at its Rego Park I property commenced during the second quarter of 1997. In addition, the Company's lease with Sears for 289,000 square feet at its Kings Plaza Store property for use as a full-line department store is expected to commence in the last quarter of 1997.

   In March 1997, the Company extended its Rego Park construction loan for one year maturing on March 30, 1998. As of June 30, 1997, $75,000,000 was funded under such construction loan (approximately $16,667,000 was borrowed in the six months ended June 30, 1997). The loan bears interest at LIBOR plus 1.00% (6.88% at June 30, 1997). The Company has also agreed with the bank to refinance the existing loan through the issuance of rated commercial mortgage backed securities later this year.

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

   CASH FLOWS

   Six Months Ended June 30, 1997

   Cash provided by operating activities of $314,000 was comprised of $3,291,000 from results of operations (net loss of $25,000 offset by non-cash items of $3,316,000), partially offset by the net change in operating assets and liabilities of $2,977,000. The adjustments for non-cash items are comprised of
(i) depreciation and amortization of $2,069,000 and (ii) equity in income of unconsolidated joint venture of $1,660,000, offset by the effect of straight-lining of rental income of $413,000.

   Net cash used in investing activities of $7,397,000 was comprised of capital expenditures of $8,930,000, offset by the release of $1,533,000 of restricted cash.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Net cash provided by financing activities of $15,807,000 was comprised of proceeds from the issuance of debt (net of deferred debt expense) of $16,468,000 on the Rego Park I property, offset by repayments of debt of $661,000.

   Six Months Ended June 30, 1996

   Cash provided by operating activities of $920,000 was comprised of $2,646,000 from results of operations (net loss of $409,000 offset by non-cash items of $3,055,000), offset by a net change in operating assets and liabilities of $1,726,000.

   Net cash used in investing activities of $16,327,000 was comprised primarily of capital expenditures of $24,051,000, offset by the release of cash restricted for operating liabilities of $7,846,000.

   Net cash provided by financing activities of $10,005,000 was comprised of proceeds from the issuance of debt of $10,527,000, offset by repayments of debt of $522,000.

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

                                ALEXANDER'S, INC.



     PART II.    OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 On May 28, 1997, the Company held its annual meeting of
             stockholders. The matters on which the stockholders voted, in person or by proxy, were: (1) the election of the three nominees listed in the Proxy Statement to serve on the Board of Directors for a term of three years, or until their respective successors are duly elected and qualify and (2) the approval of the amendment to the Company's Omnibus Stock Plan. The three nominees were elected and the amendment to the Omnibus Stock Plan was approved. The results of the voting are shown below:

                              Election of Directors

                                                             Votes Cast
                                                             Against or
                        Directors          Votes Cast For     Withheld
                  ---------------------    --------------    ----------
                  Steven Roth                4,630,660         71,112
                  Russell B. Wight, Jr.      4,630,909         70,863
                  Neil Underberg             4,630,906         70,866


                 Approval of Amendment to the Omnibus Stock Plan

                                                    Abstention
                                      Votes Cast     or Broker
                    Votes Cast For      Against      Non-Vote
                    --------------    ----------    ----------
                       2,325,696        649,021        3,504


         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits:  The following exhibits are filed with this Quarterly
                 Report on Form 10-Q.


                 10 Registrant's Omnibus Stock Plan, as amended, dated May
                    28, 1997.

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




                                                   ALEXANDER'S, INC.
                                             -----------------------------
                                                      (Registrant)




Date:  August 7, 1997                              /s/ Joseph Macnow
                                             -----------------------------
                                                     JOSEPH MACNOW
                                             Vice President - Chief Financial
                                           Officer and Chief Accounting Officer

                                ALEXANDER'S, INC.

                                  EXHIBIT INDEX


                                                             PAGE NUMBER IN
                                                                SEQUENTIAL
    EXHIBIT NO.                                                 NUMBERING
    -----------                                              --------------

        10       Registrant's Omnibus Stock Plan, as amended,
                 dated May 28, 1997.                              15

        27       Financial Data Schedule                          18