Form 10-Q
period 1997-09-30
ALEXANDERS INC
filed 1997-11-14
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 14


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         SEPTEMBER 30, 1997

                                       or

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

               As of October 31, 1997 there were 5,000,850 common shares outstanding.

                                ALEXANDER'S, INC.

                                      INDEX



                                                                                                     Page Number
                                                                                                     -----------

PART I.          FINANCIAL INFORMATION:

        Item 1.    Financial Statements:

                   Consolidated Balance Sheets as of September 30, 1997
                   and December 31, 1996...........................................................      3

                   Consolidated Statements of Operations for the Three and Nine Months
                   Ended September 30, 1997 and September 30, 1996.................................      4

                   Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 1997 and September 30, 1996.................................      5

                   Notes to Consolidated Financial Statements......................................      6

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................................      8


PART II.           OTHER INFORMATION:


        Item 6.    Exhibits and Reports on Form 8-K................................................     12


Signatures         ................................................................................     13

Exhibit Index      ................................................................................     14

Exhibit 27         ................................................................................     18

PART I.  FINANCIAL INFORMATION


                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                            1997             1996
                                                                       -------------     ------------
  ASSETS:
  Real estate, at cost:
      Land                                                               $  45,999        $  45,999
      Buildings, leaseholds and Improvements
          (including $3,338 and $242 of
          construction in progress at
          September 30, 1997 and
          December 31, 1996)                                               117,618          114,280
      Capitalized expenses and predevelopment costs                         60,474           47,488
                                                                         ---------        ---------
              Total                                                        224,091          207,767
      Less accumulated depreciation and amortization                       (40,681)         (39,375)
                                                                         ---------        ---------
                                                                           183,410          168,392
      Investment in unconsolidated joint venture                            11,131           12,613
                                                                         ---------        ---------
      Real estate, net                                                     194,541          181,005

  Cash and cash equivalents                                                  5,421            5,480
  Restricted cash                                                            4,135            5,620
  Accounts receivable, net of allowance for
      doubtful accounts of $147 in each period                                 666              201
  Receivable arising from the straight-lining
      of rents, net                                                          7,008            5,984
  Deferred lease and other expenses                                         12,152            9,966
  Deferred debt expense                                                      1,215            2,364
  Other assets                                                               3,277              965
                                                                         ---------        ---------


  TOTAL ASSETS                                                           $ 228,415        $ 211,585
                                                                         =========        =========



                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                             1997             1996
                                                                        -------------     -----------


LIABILITIES AND DEFICIENCY IN NET ASSETS:
Liabilities:
Debt                                                                     $ 208,222        $ 192,347
Amounts due to Vornado Realty Trust and
its affiliate                                                                7,033            6,207
Accounts payable and accrued liabilities                                     4,852            4,246
Other liabilities from discontinued operations                               2,305            2,622
Minority interest                                                              600              600
                                                                         ---------        ---------

TOTAL LIABILITIES                                                          223,012          206,022
                                                                         ---------        ---------


Commitments and contingencies

Stockholders' Equity:

Common stock; $1.00 par value per share;
  authorized, 10,000,000 shares;
  issued 5,173,450                                                           5,174            5,174
Additional capital                                                          24,843           24,843
Deficit                                                                    (23,654)         (23,494)
                                                                         ---------        ---------
                                                                             6,363            6,523
Less treasury shares, 172,600 shares at cost                                  (960)            (960)
                                                                         ---------        ---------
Total stockholders' equity                                                   5,403            5,563
                                                                         ---------        ---------




TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 228,415        $ 211,585
                                                                         =========        =========



                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share amounts)

                                                       FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                                        1997               1996               1997               1996
                                                    -----------        -----------        -----------        -----------
Revenues:
 Property rentals                                   $     4,317        $     4,315        $    13,167        $    11,768
 Expense reimbursements                                     419                398              1,713              1,365
 Equity in income of unconsolidated
   joint venture                                          1,280                666              3,895              2,616
                                                    -----------        -----------        -----------        -----------
Total revenues                                            6,016              5,379             18,775             15,749
                                                    -----------        -----------        -----------        -----------

Expenses:
 Operating (including management fee
   to Vornado of $210 and $630 each for
   the three and nine months ended
   September 30, 1997 and 1996, respectively)             1,501              1,481              5,378              3,984
 General and administrative (including
   management fee to Vornado of $540
   and $1,620 each for the three and
   nine months ended September 30, 1997
   and 1996, respectively)                                1,026                961              3,039              3,333
 Depreciation and amortization                              588                549              1,741              1,372
                                                    -----------        -----------        -----------        -----------
Total expenses                                            3,115              2,991             10,158              8,689
                                                    -----------        -----------        -----------        -----------

Operating income                                          2,901              2,388              8,617              7,060

Interest and debt expense (including
  interest on loan from Vornado)                         (3,250)            (3,657)            (9,855)           (10,393)
Interest and other income, net                              214                639              1,078              2,294
                                                    -----------        -----------        -----------        -----------

Loss from continuing operations                            (135)              (630)              (160)            (1,039)
Income from discontinued operations                          --                 --                 --             11,602
                                                    -----------        -----------        -----------        -----------

Net (loss) income                                   $      (135)       $      (630)       $      (160)       $    10,563
                                                    ===========        ===========        ===========        ===========

Net (loss) income per share:
 Continuing operations                              $      (.03)       $      (.13)       $      (.03)       $      (.21)
 Discontinued operations                                     --                 --                 --               2.32
                                                    -----------        -----------        -----------        -----------
 Net (loss) income                                  $      (.03)       $       (13)       $      (.03)       $      2.11
                                                    ===========        ===========        ===========        ===========

Weighted average number of common
  shares outstanding during period                    5,000,850          5,000,850          5,000,850          5,000,850





                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                           FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                            1997            1996
                                                                       -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                      $   (160)       $ (1,039)
      Adjustments to reconcile loss from continuing
          operations to net cash (used in) provided by
          continuing operating activities:
             Depreciation and amortization
                 (including debt issuance costs)                            3,089           2,863
             Straight-lining of rental income                              (1,024)         (1,276)
             Equity in income of unconsolidated joint
                 venture (net of distributions of
                 $5,376 and $4,262 in 1997 and 1996)                        1,481           1,646
      Change in assets and liabilities:
             Accounts receivable                                             (465)            (48)
             Amounts due to Vornado Realty Trust and its affiliate         (1,787)         (1,585)
             Liability for postretirement healthcare benefits                  --          (1,169)
             Accounts payable and accrued liabilities                         606             742
             Other                                                         (2,320)          1,620
                                                                         --------        --------

Net cash (used in) provided by operating activities                          (580)          1,754
Net cash (used in) provided by discontinued operations                       (317)          8,683
                                                                         --------        --------
Net cash (used in) provided by operating activities                          (897)         10,437
                                                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate                                              (16,323)        (28,183)
    Cash restricted for construction financing                                928           2,126
    Cash restricted for operating liabilities                                 557           8,402
                                                                         --------        --------
Net cash used in investing activities                                     (14,838)        (17,655)
                                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of debt                                                       16,667          10,527
    Debt repayments                                                          (792)           (811)
    Deferred debt expense                                                    (199)             --
                                                                         --------        --------
Net cash provided by financing activities                                  15,676           9,716
                                                                         --------        --------

Net (decrease) increase in cash and cash equivalents                          (59)          2,498
Cash and cash equivalents at beginning of period                            5,480           8,471
                                                                         --------        --------

Cash and cash equivalents at end of period                               $  5,421        $ 10,969
                                                                         ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized
      interest of $6,982 and $6,452)                                     $ 15,489        $ 15,354
                                                                         ========        ========


                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three and nine months ended September 30, 1997 and September 30, 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and September 30, 1996 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.


2.  RELATED PARTY TRANSACTIONS

      Under a three-year management and development agreement (the "Management Agreement") with Vornado Realty Trust ("Vornado") which commenced March 2, 1995, Alexander's incurred fees of $937,000 in each of the three months ended September 30, 1997 and 1996 and $2,812,000 and $4,405,000 in the nine months ended September 30, 1997 and 1996. The fees for the nine months ended September 30, 1996, included $1,443,000 related to the completion of the redevelopment of the Rego Park I property in the quarter ended March 31, 1996.

      In addition to the fee payable pursuant to the Management Agreement, the Company pays Vornado a leasing fee under the terms of its leasing agreement. Alexander's incurred leasing fees of $625,000 in each of the three months ended September 30, 1997 and 1996 and $1,875,000 in each of the nine months ended September 30, 1997 and 1996. Vornado is due $6,408,000 at September 30, 1997 under such agreement, subject to the payment of rents by tenants. The lease which Vornado had previously negotiated with Caldor on behalf of the Company for its Fordham Road property was rejected in June 1997 in Caldor's bankruptcy proceedings, resulting in $1,254,000 of previously recorded leasing fees payable and $1,507,000 of deferred lease expense being reversed in the quarter ended June 30, 1997.

      In March 1995, the Company borrowed $45,000,000 from Vornado, the subordinated tranche of a $75,000,000 secured financing. The loan has a three-year term and presently bears interest at 15.60% (previously bore interest at 16.43% through March 1997). The Company incurred interest on its loan from Vornado of $1,794,000 and $1,889,000 in the three months ended September 30, 1997 and 1996, of which $1,317,000 and $1,045,000 were capitalized. Interest on the loan was $5,420,000 and $5,627,000 in the nine months ended September 30, 1997 and 1996, of which $3,796,000 and $2,882,000 were capitalized.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  CONTINGENCIES

      Paramus Property

      The Company owns 39.3 acres of land, including its former store building, located in Paramus, New Jersey. Approximately 9 acres located on the property's periphery are subject to condemnation by the State of New Jersey. Alexander's and the New Jersey Department of Transportation ("DOT") have entered into an agreement, pursuant to which the DOT will pay Alexander's $14,700,000 and convey an adjacent parcel of land to it in exchange for the 9 acres. Further, the Company will be granted an access permit which will allow it to develop up to approximately 600,000 square feet on the remaining acreage. The development of the 600,000 square feet is subject to municipal approvals. During the fourth quarter ended December 31, 1997, the Company expects to record a gain on the involuntary conversion of approximately $14,200,000 and a charge of up to approximately $5,400,000 to write-off the book value of the building or a portion thereof which is to be razed.

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

      Caldor Corporation ("Caldor")

      Property rentals from Caldor, which filed for relief under Chapter 11 of the United States Bankruptcy Code in September 1995, represented approximately 25% and 36% of the Company's consolidated revenues for the nine months ended September 30, 1997 and the year ended December 31, 1996. Caldor rejected its Fordham Road lease effective June 6, 1997 and accordingly, no longer pays rent; Alexander's has filed a claim for damages based on such rejection. The annual base rental under this lease was $3,537,000 (approximately 15% of the Company's consolidated revenues). The rejection of the Fordham Road lease and the loss of property rental payments, if any, under the Caldor lease for the Flushing property, could have a material adverse affect on the Company's financial condition and results of operations.

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

RESULTS OF OPERATIONS

    The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture were $6,016,000 in the quarter ended September 30, 1997, compared to $5,379,000 in the prior year's quarter, an increase of $637,000. Revenues were $18,775,000 for the nine months ended September 30, 1997, compared to $15,749,000 for the prior year's nine months, an increase of $3,026,000.

    Property rentals were $4,317,000 in the quarter ended September 30, 1997 compared to $4,315,000 in the prior year's quarter, an increase of $2,000. This increase resulted primarily from rent from leases commencing during the quarter ended June 30, 1997 with Circuit City, Bed Bath & Beyond and Old Navy for the remaining 112,000 square feet at the Company's Rego Park I property, offset by the loss of rent resulting from Caldor's rejection of its Fordham Road lease - see Liquidity and Capital Resources. Property rentals for the nine months ended September 30, 1997 were $13,167,000 compared to $11,768,000 for the prior year's nine months, an increase of $1,399,000. In addition to the items noted above, the increase in the nine months reflected nine months of paid parking and rents for 234,000 square feet of the Company's Rego Park I property, compared to seven months in 1996.

    Tenant expense reimbursements were $419,000 in the quarter ended September 30, 1997, compared to $398,000 in the prior year's quarter, an increase of $21,000. Tenant expense reimbursements for the nine months ended September 30, 1997 were $1,713,000 compared to $1,365,000 for the prior year's nine months, an increase of $348,000. These increases reflect a corresponding increase in operating expenses passed through to tenants as a result of nine months of operations at the Company's Rego Park I property this year, compared to seven months in 1996.

    Equity in income of unconsolidated joint venture ("the Kings Plaza Shopping Center") was $1,280,000 in the quarter ended September 30, 1997, compared to $666,000 in the prior year's quarter, an increase of $614,000. Equity in income of the Kings Plaza Shopping Center was $3,895,000 for the nine months ended September 30, 1997, compared to $2,616,000 in the prior year's nine months, an increase of $1,279,000. These increases resulted primarily from higher rents.

    Operating expenses were $1,501,000 in the quarter ended September 30, 1997, compared to $1,481,000 in the prior year's quarter, an increase of $20,000. Operating expenses were $5,378,000 in the nine months ended September 30, 1997, compared to $3,984,000 in the prior year's nine months, an increase of $1,394,000. These increases resulted primarily from nine months of operations at the Rego Park I property this year compared to seven months in 1996. The increase for the third quarter of 1997 was partially offset by a charge to bad debt expense in the prior year's quarter.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    General and administrative expenses in the quarter ended September 30, 1997, were substantially unchanged from the prior year's quarter. General and administrative expenses were $3,039,000 in the nine months ended September 30, 1997 compared to $3,333,000 in the prior year's nine months, a decrease of $294,000. This decrease resulted primarily from lower professional fees.

    Interest and debt expense was $3,250,000 for the quarter ended September 30, 1997 compared to $3,657,000 for the prior year's quarter, a decrease of $407,000. Interest and debt expense was $9,855,000 in the nine months ended September 30, 1997 compared to $10,393,000 for the prior year's nine months, a decrease of $538,000. These decreases resulted primarily from more interest expense being capitalized on redevelopment projects in 1997, offset by interest on the Rego Park I debt being charged to income for nine months this year versus seven months last year.

    Interest and other income, net was $214,000 in the quarter ended September 30, 1997, compared to $639,000 in the prior year's quarter, a decrease of $425,000. Interest and other income, net was $1,078,000 in the nine months ended September 30, 1997, compared to $2,294,000 in the prior year's nine months, a decrease of $1,216,000. These decreases resulted primarily from the amortization of deferred gains in connection with the Company's postretirement healthcare benefits and refunds in the prior year.

    Discontinued Operations
    The Company recorded income from discontinued operations of $11,602,000 in the quarter ended June 30, 1996 comprised of (i) $9,602,000 from the settlement of a tax certiorari proceeding against the County of Nassau for overpayment of taxes on its former Valley Stream Store property and (ii) $2,000,000 from the reduction of "Other liabilities from discontinued operations".

LIQUIDITY AND CAPITAL RESOURCES

    Alexander's current operating properties (five of its nine properties) do not generate sufficient cash flow to pay all of its expenses. The Company's four non-operating properties (Lexington Avenue, Paramus, the Kings Plaza Store (which became operational in October 1997) and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the redevelopment properties, the Company expects that cash flow will become positive.

    The Company estimates that its capital expenditure requirements for redevelopment projects will include: (i) approximately $350,000 to complete the Rego Park I project, (ii) the redevelopment of the Paramus property at a cost of approximately $60,000,000 to $70,000,000, (iii) the redevelopment of the Kings Plaza Store property at a cost of approximately $2,000,000 and (iv) improvements to the Kings Plaza Shopping Center at a cost of approximately $15,000,000. Further, the Company is evaluating redevelopment plans for the Lexington Avenue site, which may involve razing the existing buildings (in which case, the carrying cost of approximately $15,000,000 would be written-off) and developing a large multi-use building requiring capital expenditures in excess of $300,000,000. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Property rentals from Caldor, which filed for relief under Chapter 11 of the United States Bankruptcy Code in September 1995, represented approximately 25% and 36% of the Company's consolidated revenues for the nine months ended September 30, 1997 and the year ended December 31, 1996. Caldor rejected its Fordham Road lease effective June 6, 1997 and accordingly, no longer pays rent; Alexander's has filed a claim for damages based on such rejection. The annual base rental revenue under this lease was $3,537,000 (approximately 15% of the Company's consolidated revenues). The rejection of the Fordham Road lease and the loss of property rental payments, if any, under the Caldor lease for the Flushing Property, could have a material adverse effect on the Company's financial condition and results of operations. In addition, Caldor failed to meet certain financial tests required under the Company's Fordham Road mortgage. As a result, the Company was required to remit the net cash flow from the Fordham Road Property into an account of the lender as additional payments under the loan. The amount remitted to the lender for the nine months ended September 30, 1997 was $407,000.

    The Company's leases with Circuit City, Bed Bath & Beyond and Old Navy for the remaining 112,000 square feet at its Rego Park I property commenced during the second quarter of 1997. In addition, the Company's lease with Sears for 289,000 square feet at its Kings Plaza Store property for use as a full-line department store commenced in October 1997.

    In March 1997, the Company extended its Rego Park I construction loan for one year maturing on March 30, 1998. As of September 30, 1997, $75,000,000 was funded under such construction loan (approximately $16,667,000 was borrowed in the nine months ended September 30, 1997). The loan bears interest at LIBOR plus 1.00% (6.66% at September 30, 1997). The Company has also agreed with the construction lender to refinance the existing loan through the issuance of rated commercial mortgage backed securities.

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

    CASH FLOWS

    Nine Months Ended September 30, 1997
    Cash used in operating activities of $580,000 was comprised of a net loss of $160,000 and the net change in operating assets and liabilities of $3,966,000, partially offset by the net change in non-cash items of $3,546,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $3,089,000 and (ii) equity in income of unconsolidated joint venture of $1,481,000, offset by the effect of straight-lining of rental income of $1,024,000.

    Net cash used in investing activities of $14,838,000 was comprised of capital expenditures of $16,323,000, offset by the release of 1,485,000 of restricted cash.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    Net cash provided by financing activities of $15,676,000 was comprised of borrowings under the Rego Park I construction loan of $16,468,000 (net of debt issuance cost), offset by repayments of debt of $792,000.

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




                                                      ALEXANDER'S, INC.
                                                ----------------------------
                                                         (Registrant)




Date:  November 6, 1997                               /s/ Joseph Macnow
                                                ----------------------------
                                                        JOSEPH MACNOW
                                               Vice President - Chief Financial
                                            Officer and Chief Accounting Officer

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