Form 10-K405
period 1997-12-31
ALEXANDERS INC
filed 1998-03-26
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 53

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES /X/        NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the New York Stock Exchange on February 27, 1998) was approximately $202,143,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.    Yes / / No / /

5,000,850 shares of the Registrant's common stock, par value $1 per share, were outstanding as of February 27, 1998.

                      Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 27, 1998

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
               Item
               ----
PART I.        1. Business                                                   3

               2. Properties                                                 6

               3. Legal Proceedings                                         10

               4. Submission of Matters to a Vote of Security Holders       10

                  Executive Officers of the Company                         11

PART II.       5. Market for Registrant's Common
                  Equity and Related Stockholder Matters                    12

               6. Selected Financial Data                                   13

               7. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             14

               8. Financial Statements and Supplementary Data               19

               9. Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    19

PART III.     10. Directors and Executive Officers of the Registrant        38 (1)

              11. Executive Compensation                                    38 (1)

              12. Security Ownership of Certain
                  Beneficial Owners and Management                          38 (1)

              13. Certain Relationships and Related Transactions            38 (1)

PART IV.      14. Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K                        39

SIGNATURES                                                                  40

(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1997, which is incorporated by reference.

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

     Alexander's has nine properties consisting of:

     Operating properties:

   (i) the Rego Park I property located on Queens Boulevard and 63rd Road in Rego Park, Queens, New York, which contains a recently redeveloped 351,000 square foot building, which is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

  (ii) the Kings Plaza Shopping Center on Flatbush Avenue in Brooklyn, New York which consists of 427,000 square feet of mall stores (the "Kings Plaza Mall") in which the Company owns a 50% interest;

 (iii) the Kings Plaza Store, a 339,000 square foot store, which is one of the two anchor stores at the Kings Plaza Shopping Center, which is 85% leased to Sears;

  (iv) the Fordham Road property located at Fordham Road and the Grand Concourse in the Bronx, New York, which contains a 303,000 square foot building currently unoccupied;

   (v) the Flushing property located at Roosevelt Avenue and Main Street in Flushing, New York, which contains a 177,000 square foot building sub-leased to Caldor, and

  (vi) the Third Avenue property located at Third Avenue and 152nd Street in the Bronx, New York, which contains a 173,000 square foot building leased to an affiliate of Conway.

   Non-operating properties to be redeveloped:

 (vii) the Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York in which the Company is the general partner and has a 92% limited partnership interest;

(viii) the Paramus property which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey;

  (ix) the Rego Park II property, which comprises one and one-half square blocks of vacant land adjacent to the Rego Park I property.

      The following tenants accounted for more than 10% of the Company's consolidated revenues:

                                 Year Ended  December 31,
                               ---------------------------
                               1997         1996      1995
                               ----         ----      ----
            Caldor               22%         36%       56%
            Sears                31%         23%       --

In September 1995, Caldor filed for relief under Chapter 11 of the United States Bankruptcy Code. Caldor rejected its Fordham Road lease effective June 6, 1997 and accordingly, no longer pays rent. Alexander's has filed a claim for damages based on such rejection. The annual base rental under this lease was $3,537,000. The loss of property rental payments, if any, under the Caldor lease for the Flushing property, could have a material adverse affect on the Company's financial condition and results of operations.

      In the aggregate, Alexander's current operating properties (six of its nine properties) do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the redevelopment properties, the Company expects that cash flow will become positive.

      The Company estimates that the fair market values of its assets are substantially in excess of their historical cost and that it has additional borrowing capacity. Alexander's continues to evaluate its needs for capital, which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

      The Company is a Delaware corporation with its principal executive office located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663, telephone
(201) 587-8541.

      Relationship with Vornado Realty Trust ("Vornado")

      Vornado owns 29.3% of the Company's Common Stock. The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

      The annual management fee payable by the Company to Vornado is $3,000,000, plus 6% of development costs with minimum guaranteed fees of $750,000 per annum. The leasing agreement provides for the Company to pay a fee to Vornado equal to
(i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by tenants, the Company owes Vornado $6,244,000 at December 31, 1997. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the Commissions occurred, if later.

      In addition, Vornado lent the Company $45,000,000, the subordinated tranche of a $75,000,000 loan. The loan which had a three-year term expiring in March 1998, has been extended for an additional year and the interest rate has been reset from 15.60% per annum to 13.87% per annum.

      Vornado is a fully integrated REIT with significant experience in the ownership, development, redevelopment, leasing, operation and management of retail and office properties.

      Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. Interstate owns 27.1% of the outstanding common stock of the Company and owns 17.9% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 2.2% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 21.3% of the outstanding common shares of beneficial interest of Vornado.

      On December 2, 1996, Michael D. Fascitelli was elected a director of the Company and received an option for 350,000 shares of the Company's common stock pursuant to the Company's Omnibus Stock Plan. Mr. Fascitelli is President of Vornado and a member of its Board of Trustees.

      The agreement with Vornado and Interstate Properties not to own in excess of two-thirds of the Company's common stock expired in March 1998.

ENVIRONMENTAL MATTERS

      In June 1997, the Kings Plaza Shopping Center (the "Center"), in which the Company owns a 50% interest, commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and other hydrocarbons in the soil and groundwater. The Study recommends a remedial approach, but agreement has not yet been reached with the New York State Department of Environmental Conservation ("NYDEC") on the finalization of the approach. The Center has accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Center could incur additional obligations.

      Such contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Center intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Center has not recorded an asset as of December 31, 1997 for potential recoveries of environmental remediation costs from other parties.

      Compliance with applicable provisions of federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had, and, although there can be no assurance, are not expected to have, a material effect on the Company's operations, earnings, competitive position or capital expenditures.

COMPETITION

      The Company conducts its real estate operations in the New York metropolitan area, a highly competitive market. The Company's success depends upon, among other factors, the trends of the national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, income tax laws, governmental regulations and legislation, population trends, the market for real estate properties in the New York metropolitan area, zoning laws and the ability of the Company to lease, sublease or sell its properties at profitable levels. The Company competes with a large number of real estate property owners. In addition, although the Company believes that it will realize significant value from its properties over time, the Company anticipates that it may take a number of years before all of its properties generate cash flow at or near anticipated levels. The Company's success is also subject to its ability to finance its development and to refinance its debts as they come due.

EMPLOYEES

      The Company currently employs two people.

Item 2.     Properties

The following table shows the location, approximate size and leasing status as of December 31, 1997 of each of the Company's properties.

                                                Approximate             Approximate
                                                   Land                Building Square        Average
                                                  Square                  Footage/          Annualized
                                               Footage ("SF")            Number of           Base Rent         Percent
      Property               Ownership           or Acreage               Floors            Per Sq. Foot        Leased
      --------               ---------           ----------               ------            ------------        ------
OPERATING PROPERTIES
 Rego Park I                   Owned              4.8 acres              351,000/3            $29.61             100%
  Queens Blvd. &                                                          (1)
  63rd Rd.
  Rego Park, New York


 Kings Plaza                     50%             24.3 acres              427,000/2            $32.60              86%
  Shopping Center               Owned                                     (1) (2)
  (Kings Plaza Mall)
  Flatbush Avenue
  Brooklyn, New York

Kings Plaza Store               Owned          Included in               339,000/4            $10.00              85%
 Flatbush Avenue                             Shopping Center
 Brooklyn, New York                            total above

 Fordham Road &                 Owned           92,211 SF                303,000/5                --              --
  Grand Concourse
  Bronx, New York

 Roosevelt Avenue &           Leased (5)        44,975 SF                177,000/4            $16.35             100%
  Main Street                                                             (3)
  Flushing, New York

 Third Avenue &                 Owned           60,451 SF                173,000/4            $ 4.33             100%
  152nd Street
  Bronx, New York
                                                                       1,770,000
                                                                       =========
REDEVELOPMENT PROPERTIES
 Square block at East              92%           84,420 SF               591,000/6
  59th Street &                Owned (4)                                  (5)
  Lexington Avenue
  New York, New York

 Routes 4 & 17                  Owned            30.3 acres                   --
  Paramus, New Jersey                                                     (6)

 Rego Park II                   Owned             6.6 acres                   --
  Queens, New York



                                                                                        Lease
                                                                Square                Expiration/
                                                                Footage                 Option
      Property                          Tenants                 Leased                 Expiration
      --------                          -------                 ------                 ----------
OPERATING PROPERTIES
 Rego Park I                             Sears                  195,000                   2021
  Queens Blvd. &                      Circuit City               50,000                   2021
  63rd Rd.                         Bed Bath & Beyond             46,000                   2013
  Rego Park, New York                  Marshalls                 39,000                 2008/2021
                                       Old Navy                  15,000                 2007/2021

 Kings Plaza                          103 Tenants               357,000                 (See table
  Shopping Center                                                                       on page 8)
  (Kings Plaza Mall)
  Flatbush Avenue
  Brooklyn, New York

Kings Plaza Store                        Sears                  289,000                 2023/2033
 Flatbush Avenue
 Brooklyn, New York

 Fordham Road &                           --
  Grand Concourse
  Bronx, New York

 Roosevelt Avenue &                     Caldor                  177,000                   2027
  Main Street
  Flushing, New York

 Third Avenue &                     An affiliate                173,000                   2023
  152nd Street                        of Conway
  Bronx, New York


REDEVELOPMENT PROPERTIES
 Square block at East
  59th Street &
  Lexington Avenue
  New York, New York

 Routes 4 & 17
  Paramus, New Jersey

 Rego Park II
  Queens, New York

(1) Excludes parking garages operated for the benefit of the Company.

(2) Excludes approximately 150,000 square feet of enclosed, common area space.

(3) Leased to the Company through January 2027. The Company is obligated to pay rent to the landlord as follows: $331,000 per year from February 1997 through January 2007, $220,000 per year from February 2007 through January 2017, and $147,000 per year from February 2017 through January 2027.

(4) The Lexington Avenue property is owned by Seven Thirty One Limited Partnership, of which 7.64% is owned by non-affiliated limited partners.

(5) The Company is evaluating redevelopment plans for this site which may involve razing the existing buildings and developing a large multi-use building.

(6) Governmental approvals have been obtained to develop a shopping center at this site containing up to 650,000 square feet (see Item 2 "Paramus Property" on page 9).


Operating Properties:

Rego Park I

   The Rego Park I property encompasses the entire block fronting on Queens Boulevard and bounded by 63rd Road, 62nd Drive, 97th Street and Junction Boulevard.

   The existing 351,000 square foot building was redeveloped in 1996 and is fully leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy. In addition, in conjunction with the redevelopment, a multi-level parking structure was constructed which provides paid parking spaces for approximately 1,200 vehicles.

Kings Plaza Shopping Center

   The Kings Plaza Shopping Center (the "Center") comprises a two-level mall (the "Kings Plaza Mall"), and two four-level anchor stores. The Center contains approximately 1.1 million square feet and occupies a 24.3-acre site at the intersection of Flatbush Avenue and Avenue U located in Brooklyn, New York. Among its features are a marina, a five-level parking structure and an energy plant that generates the shopping center's electrical power. The Company owns one anchor store in the shopping center of approximately 339,000 square feet (see "Kings Plaza Store" - Operating Properties), and an undivided one-half interest in the Kings Plaza Mall. The other anchor store is owned and operated as a Macy's store by Federated Department Stores, Inc.

Kings Plaza Mall

   The Mall stores contain approximately 427,000 leasable square feet. As of December 31, 1997, 86% of the leasable area was leased to approximately 103 tenants.

   The following table shows lease expirations for the tenants in the Mall stores for the next ten years, assuming none of the tenants exercise renewal options:

                                                                                            Percent of Total          Percent of
                                Approximate                             Annualized Fixed      Leased Square           1997 Gross
              Number of       Leased Area in       Annualized Fixed        Rent Under           Footage              Annual Rental
                Leases       Square Feet Under       Rent Under          Expiring Leases     Represented by          Represented by
  Year         Expiring       Expiring Leases       Expiring Leases      per Square Foot      Expiring Leases        Expiring Leases
  ----         --------       ---------------       ---------------      ---------------      ---------------        ---------------
  1998            6               9,705              $  426,440              $43.94                2.26%                   3.04%
  1999            2               3,291                 155,804               47.34                0.77%                   1.11%
  2000           10              17,761                 827,686               46.60                4.14%                   5.90%
  2001           13              33,430               1,998,669               59.79                7.79%                  14.25%
  2002           15              36,748               1,467,961               39.95                8.57%                  10.47%
  2003            9              17,219                 829,349               48.16                4.01%                   5.91%
  2004            1               6,519                 293,355               45.00                1.52%                   2.09%
  2005            4              27,253                 421,885               15.48                6.35%                   3.01%
  2006           16              87,860               2,249,805               25.61               20.48%                  16.04%
  2007           10              56,594               2,742,690               48.46               13.19%                  19.56%

The following table shows the occupancy rate and the average annual rent per square foot as of:

                                                               Average
                                                             Annual Rent
                                    Occupancy Rate         Per Square Foot
                                    --------------         ---------------
           December 31, 1997               86%                  $32.60
           December 31, 1996               84%                   31.19
           December 31, 1995               88%                   27.54
           June 30, 1994                   88%                   24.91
           June 30, 1993                   90%                   24.77

   Centercorp, Inc. manages the Mall. Interstate Properties, through Vornado, is the leasing agent.

   At December 31, 1997, the Company's share of the $6,524,000 mortgage on the Kings Plaza Mall is $3,262,000. The interest rate is 8.50% and it matures on December 1, 2001. Since the Kings Plaza Mall is an unconsolidated joint venture, the mortgage on the Kings Plaza Mall is not reflected on the Company's books and records.

Kings Plaza Store

   The Company's anchor store in the Center is a four-floor building containing approximately 339,000 square feet of which 289,000 square feet is leased to Sears. Access to the store is available from entrances on Flatbush Avenue and the parking lot and from entrances on both levels of the Mall.

Fordham Road

   The Company owns the Fordham Road property, which is located at the intersection of Fordham Road and the Grand Concourse in the Bronx, New York. The property includes a five-floor building containing approximately 303,000 square feet located in the center of a shopping complex in one of the busiest shopping areas in the Bronx. This property, which is currently unoccupied, was previously leased to Caldor. Caldor rejected this lease effective June 6, 1997 and accordingly, no longer pays rent . The Company is currently in discussions with several tenants to re-lease all or portions of this space.

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

Redevelopment Properties:

Lexington Avenue

   As of December 31, 1997, the Company owns an approximately 92% interest in the Seven Thirty One Limited Partnership (the "Partnership"), a limited partnership which owns the Lexington Avenue property. This property comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street and is situated in the heart of one of Manhattan's busiest business and shopping districts with convenient access to several subway and bus lines. The property is located directly across the street from Bloomingdale's flagship store and only a few blocks away from both Fifth Avenue and 57th Street. The Company is evaluating redevelopment plans for this property, which may involve razing the existing buildings and developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. No redevelopment decisions have been finalized.

Paramus

   As of December 31, 1997, the Company owns 30.3 acres of land, including its former store building, located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The Company's property is located directly across from the Garden State Plaza regional shopping mall, within two miles of three other regional shopping malls and within 10 miles of New York City.

   In October 1997, Alexander's and the New Jersey Department of Transportation ("DOT") entered into an agreement, in lieu of condemnation, pursuant to which the DOT agreed to buy approximately 9 acres from the Company located on the periphery of the property for $14,700,000 and granted the Company the right to develop up to approximately 650,000 square feet on the remaining acreage. The Company received the proceeds in March 1998. The Company intends to raze the existing building and develop a shopping center on the site. The estimated cost of such redevelopment is between $90,000,000 and $100,000,000. The Company has received municipal approvals on tentative plans to redevelop the site. No redevelopment plans have been finalized.

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


Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

Executive Officers of the Company

   The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.

                              Principal Occupation, Position and Office (current and during the past
    Name         Age          five years with the Company unless otherwise stated)
    ----         ---          ----------------------------------------------------
Stephen Mann      60          Chairman of the Board of Directors since March 2, 1995; Interim Chairman of the
                              Board of Directors from August, 1994 to March 1, 1995; Chairman of the Clifford
                              Companies since 1990; and, prior thereto, counsel to Mudge Rose Guthrie Alexander
                              & Ferdon, attorneys.


Steven Roth      56           Chief Executive Officer of the Company since March 2, 1995; Chairman of the Board and Chief Executive Officer of Vornado since May 1989; Chairman of Vornado's
                              Executive Committee of the Board since April 1988; and the Managing General
                              Partner of Interstate, an owner of shopping centers and an investor in securities and partnerships.


Joseph Macnow    52           Vice President and Chief Financial Officer of the Company since August 1995;
                              Executive Vice President - Finance and Administration of Vornado since January
                              1998 and Vice President and Chief Financial Officer of Vornado from 1985 to
                              January 1998.


Brian M. Kurtz   49           Executive Vice President and Chief Administrative Officer from July, 1994 to the
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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Equity and Related Stockholder Matters

     The common stock, par value $1.00 per share, of the Company is traded on the New York Stock Exchange under the symbol "ALX". Set forth below are the high and low sales prices for the Company's common stock for each full quarterly period within the two most recent years:

                                High                    Low
                                ----                    ---
      1st Quarter 1997        $ 79 3/8                $ 62 1/2
      2nd Quarter 1997          71 1/4                  65
      3rd Quarter 1997          82 3/4                  70 3/8
      4th Quarter 1997          92 3/8                  81 3/4

                                High                    Low
                                ----                    ---
      1st Quarter 1996        $ 69 5/8                $ 65 1/4
      2nd Quarter 1996          74                      66 1/4
      3rd Quarter 1996          73 1/4                  67 1/2
      4th Quarter 1996          80                      69 1/4


      As of December 31, 1997, there were approximately 2,000 holders of record of the Company's common stock. The Company pays dividends only if, as and when declared by its Board of Directors. No dividends were paid in 1997 and 1996. In order to qualify as a REIT, the Company generally is required to distribute as a dividend 95% of its taxable income. At December 31, 1997, the Company had net operating loss carryovers ("NOL's") of approximately $156,000,000. Under the Internal Revenue Code of 1986, as amended, the Company's NOL's generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to stockholders.

Item 6.  Selected Financial Data

         Summary of Selected Financial Data
         (Amounts in thousands, except per share data)


                                              Year Ended December 31,                                Five Months      Fiscal Year
                                      -----------------------------------------------------------      Ended (1)         Ended
                                        1997         1996         1995        1994       1993(1)     Dec. 31, 1993  July 31, 1993(2)
                                      --------     --------     ---------   ---------    --------    -------------  ---------------
Operating data:
   Total revenues                     $ 25,369     $ 21,833     $  14,761   $  13,206    $ 10,150      $  5,596         $   5,948
                                      ========     ========     =========   =========    ========      ========         =========

Income (loss) from continuing
  operations                          $  7,466(3)  $ 13,097(4)  $  (7,696)  $   4,033    $  9,644      $    946         $  27,151

Income (loss) from discontinued
  operations                              --         11,602        10,133        --          (280)         --                (477)

Cumulative effect of change in
  accounting                              --           --            --          --          --            --             (21,449)
                                      --------     --------     ---------   ---------    --------      --------         ---------

Net income (loss)                     $  7,466     $ 24,699     $   2,437   $   4,033    $  9,364      $    946         $   5,225
                                      ========     ========     =========   =========    ========      ========         =========

Income (loss) per common share: (5)
   Continuing operations              $   1.49     $   2.62     $   (1.54)  $     .81    $   1.93      $    .19         $    5.45
   Discontinued operations                --           2.32          2.03        --          (.05)         --                (.09)
   Cumulative effect of change in
     accounting                           --           --            --          --          --            --               (4.31)
                                      --------     --------     ---------   ---------    --------      --------         ---------
   Net income (loss) per share        $   1.49     $   4.94     $     .49   $     .81    $   1.88      $    .19         $    1.05
                                      ========     ========     =========   =========    ========      ========         =========


Balance sheet data:
   Total assets                        $235,074      $211,585      $ 198,541    $ 109,419    $ 92,917    $ 92,917    $ 113,572
   Real estate                          191,733       181,005        150,435       84,658      70,882      70,882       71,325
   Debt                                 208,087       192,347        182,883       52,842      43,520      43,520       44,359
   Stockholders' equity (deficiency)     13,029         5,563        (19,136)     (21,573)    (25,606)    (25,606)     (26,552)


1. In November 1993, the Company changed to a calendar year from a fiscal year ending on the last Saturday in July. The amounts for the year ended December 31, 1993 are included for comparative purposes only.

2. Includes 53 weeks.

3. Includes a gain of $8,914,000 from the condemnation of a portion of the Paramus property net of the write-off of the book value of the building of $5,786,000.

4. Includes income from the gain on reversal of the Company's postretirement healthcare liability of $14,372,000.

5. The earnings per share amounts presented comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Earnings per share is the same for all years' presented with and without dilution. For further discussion of earnings per share and the impact of SFAS No. 128, see notes to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  Continuing Operations - Years Ended December 31, 1997 and December 31, 1996

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture were $25,369,000 in 1997, compared to $21,833,000 in 1996, an increase of $3,536,000 or 16.2%.

      Property rentals were $18,455,000 in 1997, compared to $15,952,000 in 1996, an increase of $2,503,000 or 15.7%. This increase resulted primarily from rent from leases commencing at the Rego Park I and Kings Plaza Store properties in 1997 of $5,143,000, partially offset by the loss of $2,274,000 of rent resulting from Caldor's rejection of its Fordham Road lease in June 1997.

      Tenant expense reimbursements were $2,668,000 in 1997, compared to $1,872,000 in 1996, an increase of $796,000 or 42.5%. This increase reflects a corresponding increase in operating expenses passed through to tenants as a result of (i) a full year of operations at the Rego Park I property this year compared to ten months in 1996 and (ii) the commencement of operations at the Kings Plaza Store property.

      Equity in income of unconsolidated joint venture (the Kings Plaza Mall) was $4,246,000 in 1997, compared to $4,009,000 in 1996, an increase of $237,000 or 5.9%. This increase resulted primarily from an increase in rent from mall tenants of $973,000, partially offset by an accrual of $750,000 (the Company's 50% share) for estimated environmental remediation costs at the site.

      Operating expenses were $7,459,000 in 1997, compared to $5,562,000 in 1996, an increase of $1,897,000. This increase resulted primarily from a full year of operations at the Rego Park I property this year compared to ten months last year and the commencement of operations at the Kings Plaza Store property.

      General and administrative expenses were $3,933,000 in 1997, compared to $4,402,000 in 1996, a decrease of $469,000. This decrease resulted primarily from lower professional fees.

      Depreciation and amortization expense was $2,714,000 in 1997, compared to $2,128,000 in 1996, an increase of $586,000. This increase resulted primarily from the commencement of operations at the Rego Park I and Kings Plaza Store properties.

      Interest and debt expense was $13,430,000 in 1997, compared to $13,934,000 in 1996, a decrease of $504,000. This decrease resulted primarily from more interest expense being capitalized on redevelopment projects in 1997, offset by interest on the Rego Park I debt being charged to income for twelve months in 1997 versus ten months in 1996.

      Interest and other income, net was $719,000 in 1997 compared to $2,918,000 in 1996, a decrease of $2,199,000. This decrease resulted primarily from the amortization of deferred gains in connection with the Company's postretirement healthcare benefits and refunds in the prior year.

      In October 1997, Alexander's entered into an agreement, in lieu of condemnation, with the New Jersey Department of Transportation ("DOT") pursuant to which the DOT agreed to buy approximately 9 acres from the Company located on the periphery of its Paramus property for $14,700,000. In connection with this agreement, the Company recorded a gain of $8,914,000 in the fourth quarter of 1997 which reflects the proceeds net of the write-off of the book value of the building which the Company intends to raze.

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

      Depreciation and amortization expense was $2,128,000 in 1996, compared to $1,858,000 in 1995, an increase of $270,000. This increase resulted primarily from the commencement of operations at the Rego Park I property as noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

      In the aggregate, Alexander's current operating properties (six of its nine properties) do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the redevelopment properties, the Company expects that cash flow will become positive.

      The Company estimates that its capital expenditure requirements for redevelopment projects will include: (i) the redevelopment of the Paramus property, at a cost of approximately $90,000,000 to $100,000,000 and (ii) improvements to the Kings Plaza Shopping Center at a cost of approximately $15,000,000. Further, the Company is evaluating redevelopment plans for the Lexington Avenue site, which may involve razing the existing buildings (in which case, the carrying cost of approximately $15,000,000 would be written-off) and developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

      Property rentals from Caldor, which filed for relief under Chapter 11 of the United States Bankruptcy Code in September 1995, represented approximately 22% and 36% of the Company's consolidated revenues for the years ended December 31, 1997 and 1996. Caldor rejected its Fordham Road lease effective June 6, 1997 and accordingly, no longer pays rent. Alexander's has filed a claim for damages based on such rejection. The annual base rental revenue under this lease was $3,537,000. The loss of property rental payments, if any, under the Caldor lease for the Flushing property, could have a material adverse affect on the Company's financial condition and results of operations.

      The Company's leases with Circuit City, Bed Bath & Beyond and Old Navy for the remaining 112,000 square feet at its Rego park I property commenced during the second quarter of 1997. In addition, the Company's lease with Sears for 289,000 square feet at its King Plaza Store property commenced in October 1997.

      A summary of maturities of debt at December 31, 1997 is as follows:

          Year ending December 31,
          ------------------------
                    1998               $185,974,000   ($75,000,000 of which has
                                                       been extended to 1999 -
                                                       See below)
                    1999                    628,000
                    2000                 21,485,000
                                       ------------
                                       $208,087,000
                                       ============

      The Company's $75,000,000 loan, collateralized by a mortgage on its Rego Park I property, which was scheduled to mature on March 30, 1998 has been extended to September 30, 1998. The loan bears interest at LIBOR plus 1.00% (currently 6.69%) and is guaranteed by the Company. In connection with the loan extension, the Company paid a fee of 1/8%. The Company expects to complete the refinancing of the loan through the issuance of rated commercial mortgage backed securities.

      In addition, the Company's $75,000,000 loan from a bank and Vornado, which was scheduled to mature in March 1998, has been extended to March 1999. The blended interest rate has been reset from 12.93% to 11.50%, reflecting a reduction in both the spread and the underlying treasury rate.

      Further, the non-affiliated limited partners of the Seven Thirty One Limited partnership (the "Partnership"), a limited partnership which owns the Company's Lexington Avenue property, have the right to put their remaining 7.64% interest to the Partnership until October 3, 1998, in exchange for a five year secured note in the principal amount of $15,000,000, bearing annual interest at Prime plus 1%.

      The Company estimates that the fair market values of its assets are substantially in excess of their historical cost and that it has additional borrowing capacity. Alexander's continues to evaluate its needs for capital which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales.

      In March 1998, the Company received the proceeds from the condemnation of a portion of its Paramus property of $14,700,000 and repaid $3,591,000 of the loan collateralized by the property.

      Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

      CASH FLOWS

      Year Ended December 31, 1997

      Cash used in operating activities of $1,454,000 for the year ended December 31, 1997, was comprised of: (i) a net loss from operations of $1,448,000 (net income of $7,466,000 less the net gain from the Paramus condemnation of $8,914,000), (ii) a net change in operating assets and liabilities of $2,353,000 and (iii) the payment of liabilities of discontinued operations of $326,000, partially offset by (iv) adjustments for non-cash items of $2,673,000. The adjustments for non-cash items are comprised of depreciation and amortization of $4,494,000, partially offset by the effect of straight-lining of rental income of $1,821,000.

      Net cash used in investing activities of $16,877,000 was comprised of additions to real estate of $20,625,000, offset by the use of restricted cash of $3,748,000.

      Net cash provided by financing activities of $15,542,000 was comprised of proceeds from the issuance of debt (net of deferred debt expense) of $16,468,000, offset by $926,000 of debt repayments.

      Year Ended December 31, 1996

      Cash provided by operating activities of $8,574,000 was comprised of net income of $24,699,000 (including income from discontinued operations of $11,602,000), offset by (i) adjustments for non-cash items of $13,757,000 (ii) the payment of liabilities of discontinued operations of $1,175,000, and (iii) the net change in operating assets and liabilities of $1,193,000. The adjustments for non-cash items are comprised of (i) the reversal of the Company's postretirement healthcare liability of $14,372,000, (ii) the change in other liabilities of discontinued operations of $2,000,000, and (iii) the effect of straight-lining of rental income of $1,756,000, offset by (iv) depreciation and amortization of $4,105,000.

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

      Year Ended December 31, 1995

      Cash used in operating activities of $33,210,000 was comprised of: (i) the payment of liabilities of discontinued operations of $29,488,000, (ii) a net change in operating assets and liabilities of $5,184,000, and (iii) an adjustment for non-cash items of $975,000, offset by net income of $2,437,000 (including income from discontinued operations of $10,133,000). The adjustments for non-cash items are comprised of (i) change in other liabilities of discontinued operations of $4,322,000, and (ii) the effect of straight-lining of rental income of $1,340,000, offset by depreciation and amortization of $4,687,000.

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

CERTAIN INDEBTEDNESS

      As of December 31, 1997, debt consists of:

      (1)   First mortgage loans are comprised of:

            (a) A $22,684,000 five year loan maturing February 24, 2000, secured principally by a mortgage on the Company's Fordham Road property. The loan bears annual interest at 10.22%. Beginning in 1998, all cash flow of the property (presently zero) after debt service, will further amortize the loan. The loan is prepayable without penalty.

            (b) A $13,591,000 loan maturing December 31, 1998, secured principally by a mortgage on the Company's Paramus property. The loan bears interest at 8.19%. The loan is prepayable without penalty. In March 1998, the Company prepaid $3,591,000 of the loan with a portion of the proceeds from the condemnation of a portion of the property, reducing the principal balance of the loan to $10,000,000.

      (2) A $75,000,000 loan, scheduled to mature in March 1998, was extended one year to March 1999. The loan is secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The loan bears interest at a blended rate of 12.93% per annum at December 31, 1997 and is comprised of two separate notes of $45,000,000 to Vornado and $30,000,000 to a bank. On March 15, 1998, the interest rate on the loan was reset to a blended rate of 11.50%, reflecting a reduction in both the spread and the underlying treasury rate. The loan is prepayable quarterly without penalty.
            No dividends can be paid unless required to maintain Real Estate Investment Trust ("REIT") status.

      (3) The Company's $75,000,000 loan, collateralized by a mortgage on its Rego Park I property, which was scheduled to mature on March 30, 1998 has been extended to September 30, 1998. The loan bears interest at LIBOR plus 1.00% (currently 6.69%) and is guaranteed by the Company. In connection with the loan extension, the Company paid a fee of 1/8%. The Company expects to complete the refinancing of the loan through the issuance of rated commercial mortgage backed securities.

      (4) In January 1995, the Seven Thirty One Limited Partnership ("the Partnership"), redeemed the first portion of the non-affiliated limited partners' interest by giving such limited partners a promissory note due on August 21, 1998 in the amount of $21,812,000 (the "Note"). The Note bears annual interest at Prime plus 1% (9.50% at December 31, 1997) and is secured by a third mortgage on the Lexington Avenue property. The loan is prepayable without penalty.

Item 8.   Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                            Page
                                                                            Number
                                                                            ------
   Independent Auditors' Report                                               20

   Consolidated Balance Sheets at December 31, 1997 and 1996                  21

   Consolidated Statements of Operations for the
      Years Ended December 31, 1997, 1996 and 1995                            23

   Consolidated Statements of Stockholders' Equity (Deficiency) for the
      Years Ended December 31, 1997, 1996 and 1995                            24

   Consolidated Statements of Cash Flows for the
      Years Ended December 31, 1997, 1996 and 1995                            25

   Notes to Consolidated Financial Statements                                 26


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
  of Alexander's, Inc.
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 17, 1998

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

                                                                             December 31,
                                                                      --------------------------
                                                                        1997             1996
                                                                      ---------        ---------
ASSETS:
Real estate, at cost:
  Land                                                                $  45,571        $  45,999
  Buildings, leaseholds and leasehold improvements                      123,612          114,280
  Capitalized expenses and predevelopment costs                          47,163           47,488
                                                                      ---------        ---------
   Total                                                                216,346          207,767
  Less accumulated depreciation and amortization                        (35,224)         (39,375)
                                                                      ---------        ---------
                                                                        181,122          168,392
  Investment in unconsolidated joint venture                             10,611           12,613
                                                                      ---------        ---------
Real estate, net                                                        191,733          181,005

Cash and cash equivalents                                                 2,691            5,480
Restricted cash                                                           1,872            5,620
Receivable arising from condemnation proceedings                         14,700               --
Accounts receivable, net of allowance for doubtful accounts
  of $147 in 1997 and 1996                                                1,064              201
Receivable arising from the straight-lining of rents, net                 7,805            5,984
Deferred lease and other expenses                                        12,443            9,966
Deferred debt expense                                                       783            2,364
Other assets                                                              1,983              965
                                                                      ---------        ---------


TOTAL ASSETS                                                          $ 235,074        $ 211,585
                                                                      =========        =========


                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   (amounts in thousands except share amounts)

                                                                                     December 31,
                                                                               --------------------------
                                                                                 1997             1996
                                                                               ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Continuing Operations:
Debt                                                                           $ 208,087        $ 192,347
Amounts due to Vornado Realty Trust and its affiliate                              6,888            6,207
Accounts payable and accrued liabilities                                           4,174            4,246
Minority interest                                                                    600              600
                                                                               ---------        ---------
Total continuing operations                                                      219,749          203,400
                                                                               ---------        ---------

Discontinued Retail Operations:
Accounts payable and accrued liabilities                                             976              976
Liabilities subject to settlement under reorganization proceedings                 1,320            1,646
                                                                               ---------        ---------
Total discontinued retail operations                                               2,296            2,622
                                                                               ---------        ---------
  TOTAL LIABILITIES                                                              222,045          206,022
                                                                               ---------        ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock:  no par value; authorized, 3,000,000 shares;
  issued, none
Common stock:  $1.00 par value per share; authorized, 10,000,000 shares;
  issued, 5,173,450 shares                                                         5,174            5,174
Additional capital                                                                24,843           24,843
Deficiency                                                                       (16,028)         (23,494)
                                                                               ---------        ---------
                                                                                  13,989            6,523
Less treasury shares, 172,600 shares at cost                                        (960)            (960)
                                                                               ---------        ---------
Total stockholders' equity                                                        13,029            5,563
                                                                               ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 235,074        $ 211,585
                                                                               =========        =========


                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)

                                                                     Year Ended December 31,
                                                              ----------------------------------------
                                                                1997            1996            1995
                                                              --------        --------        --------
Revenues:
  Property rentals                                            $ 18,455        $ 15,952        $ 10,239
  Expense reimbursements                                         2,668           1,872           1,188
  Equity in income of unconsolidated joint venture               4,246           4,009           3,334
                                                              --------        --------        --------
Total revenues                                                  25,369          21,833          14,761
                                                              --------        --------        --------

Expenses:
  Operating (including management fee of $840, $840 and
    $700 to Vornado)                                             7,459           5,562           3,807
  General and administrative (including management
    fee of $2,160, $2,160 and $1,800 to Vornado)                 3,933           4,402           4,820
  Depreciation and amortization                                  2,714           2,128           1,858
  Reorganization costs                                            --              --             1,938
                                                              --------        --------        --------
Total expenses                                                  14,106          12,092          12,423
                                                              --------        --------        --------

Operating income                                                11,263           9,741           2,338

Interest and debt expense (including interest on loan
  from Vornado)                                                (13,430)        (13,934)        (13,156)
Interest and other income, net                                     719           2,918           1,716
Net gain from condemnation proceedings                           8,914            --              --
Gain on reversal of liability for post-retirement
  healthcare benefits                                             --            14,372            --
                                                              --------        --------        --------

Income (loss) before reversal of deferred taxes                  7,466          13,097          (9,102)

Reversal of deferred taxes                                        --              --             1,406
                                                              --------        --------        --------
Income (loss) from continuing operations                         7,466          13,097          (7,696)
Income from discontinued operations                               --            11,602          10,133
                                                              --------        --------        --------

NET INCOME                                                    $  7,466        $ 24,699        $  2,437
                                                              ========        ========        ========

Net Income (Loss) Per Share (basic and diluted):
  Continuing operations                                       $   1.49        $   2.62        $  (1.54)
  Discontinued operations                                         --              2.32            2.03
                                                              --------        --------        --------
  Net income                                                  $   1.49        $   4.94        $    .49
                                                              ========        ========        ========


                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (amounts in thousands)

                                                                                        Stockholders'
                                 Common     Additional                   Treasury          Equity
                                  Stock      Capital       Deficiency      Stock        (Deficiency)
                                  -----      -------       ----------      -----        ------------
Balance, January 1, 1995         $5,174       $24,843       $(50,630)       $(960)       $(21,573)

Net income                         --            --            2,437         --             2,437
                                 ------       -------       --------        -----        --------
Balance, December 31, 1995        5,174        24,843        (48,193)        (960)        (19,136)

Net income                         --            --           24,699         --            24,699
                                 ------       -------       --------        -----        --------
Balance, December 31, 1996        5,174        24,843        (23,494)        (960)          5,563

Net income                         --            --            7,466         --             7,466
                                 ------       -------       --------        -----        --------
Balance, December 31, 1997       $5,174       $24,843       $(16,028)       $(960)       $ 13,029
                                 ======       =======       ========        =====        ========


                   See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                      Year Ended December 31,
                                                                         -----------------------------------------
                                                                           1997            1996             1995
                                                                         --------        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing operations                            $  7,466        $ 13,097        $  (7,696)
   Adjustments to reconcile net income (loss) to
      net cash (used in) provided by continuing
      operating activities:
     Depreciation and amortization (including debt
      issuance costs)                                                       4,494           4,105            4,687
     Gain on reversal of postretirement healthcare liability                   --         (14,372)              --
     Straight-lining of rental income, net                                 (1,821)         (1,756)          (1,340)
     Net gain from  condemnation proceedings                               (8,914)             --               --
   Change in assets and liabilities:
      Accounts receivable                                                    (863)            (21)            (137)
      Note receivable                                                          --              --            4,550
      Distributions (investment) in excess of equity in income
      of unconsolidated joint venture                                       2,002             133           (4,285)
      Amounts due to Vornado Realty Trust and its affiliate                (1,905)         (2,094)          (2,001)
      Liability for postretirement healthcare benefits                         --          (1,154)            (356)
      Accounts payable and accrued liabilities                                (73)           (143)            (502)
      Other                                                                (1,514)          2,352           (2,453)
                                                                         --------        --------        ---------
Net cash (used in) provided by operating activities
   of continuing operations                                                (1,128)            147           (9,533)
                                                                         --------        --------        ---------

Income from discontinued operations                                            --          11,602           10,133
Payment of liabilities of discontinued operations                            (326)         (1,175)         (29,488)
Change in other liabilities of discontinued operations                         --          (2,000)          (4,322)
                                                                         --------        --------        ---------
Net cash (used in) provided by discontinued operations                       (326)          8,427          (23,677)
                                                                         --------        --------        ---------

Net cash (used in) provided by operating activities                        (1,454)          8,574          (33,210)
                                                                         --------        --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate                                               (20,625)        (32,314)         (45,933)
   Cash restricted for construction financing                               3,203           2,057           (6,181)
   Cash restricted for operating liabilities                                  545           9,228          (10,724)
                                                                         --------        --------        ---------
Net cash used in investing activities                                     (16,877)        (21,029)         (62,838)
                                                                         --------        --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                                                        16,667          10,527          147,806
   Debt repayments                                                           (926)         (1,063)         (39,878)
   Deferred debt expense                                                     (199)             --           (5,772)
                                                                         --------        --------        ---------
Net cash provided by financing activities                                  15,542           9,464          102,156
                                                                         --------        --------        ---------

Net (decrease) increase in cash and cash equivalents                       (2,789)         (2,991)           6,108
Cash and cash equivalents at the beginning of the
   period                                                                   5,480           8,471            2,363
                                                                         --------        --------        ---------
Cash and cash equivalents at the end of the period                       $  2,691        $  5,480        $   8,471
                                                                         ========        ========        =========

SUPPLEMENTAL INFORMATION
   Cash payments for interest                                            $ 20,729        $ 20,140        $  16,352
                                                                         ========        ========        =========

   Capitalized interest                                                  $  9,079        $  8,552        $   6,575
                                                                         ========        ========        =========

The 1995 amounts exclude an increase in real estate of $20,838 and debt of $21,812 and a reduction in minority interest of $974 as a result of the Company acquiring a partnership interest.

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

  In the aggregate, Alexander's current operating properties (six of its nine properties) do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the development properties, the Company expects that cash flow will become positive.

  The Company estimates that the fair market values of its assets are substantially in excess of their historical cost, and that it has additional borrowing capacity. Alexander's continues to evaluate its needs for capital, which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and a partnership in which the Company held a majority interest at December 31, 1997. Investments in real estate and other property which are 50% owned joint ventures are accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

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

  Fair Value of Financial Instruments - All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) are considered appropriate, and reasonably approximate their fair values. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

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

  The Company's policy is to annually assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties over its remaining useful life on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset.

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

  The net basis in the Company's assets and liabilities for tax purposes is approximately $74,000,000 lower than the amount reported for financial statement purposes.

  Amounts Per Share - In 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. No restatement of prior periods were required because the amounts did not change.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INVESTMENT IN UNCONSOLIDATED 50% OWNED JOINT VENTURE (KINGS PLAZA MALL)

  The Kings Plaza Shopping Center (the "Center") comprises a two-level mall (the "Kings Plaza Mall"), and two four-level anchor stores. The Company owns one anchor store in the Center (leased to Sears for use as a full-line department store which opened in October 1997) and an undivided one-half interest in the Kings Plaza Mall. The other anchor store is owned and operated as a Macy's store by Federated Department Stores, Inc. ("Federated").

Summary financial information for the Kings Plaza Mall is as follows:


                                       Year Ended December 31,          Six Months          Fiscal
                                    -----------------------------         Ended           Year Ended
                                       1997              1996          Dec. 31, 1995     June 30, 1995
                                    -----------       -----------      -------------     -------------
Operating revenue                   $30,203,000       $26,530,000       $14,571,000       $24,828,000
                                    -----------       -----------       -----------       -----------
Operating costs                      19,040,000        16,511,000         9,035,000        18,176,000
Depreciation and amortization         1,418,000         1,269,000           593,000         1,101,000
Interest expense                        710,000           838,000           465,000         1,204,000
                                    -----------       -----------       -----------       -----------
                                     21,168,000        18,618,000        10,093,000        20,481,000
                                    -----------       -----------       -----------       -----------
Income before taxes                 $ 9,035,000       $ 7,912,000       $ 4,478,000       $ 4,347,000
                                    ===========       ===========       ===========       ===========

Assets                              $33,400,000       $35,400,000       $40,700,000       $28,100,000
                                    ===========       ===========       ===========       ===========

Liabilities                         $15,200,000       $16,300,000       $20,100,000       $14,900,000
                                    ===========       ===========       ===========       ===========

      In June 1997, the Kings Plaza Shopping Center (the "Center"), in which the Company owns a 50% interest, commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and other hydrocarbons in the soil and groundwater. The Study recommends a remedial approach, but agreement has not yet been reached with the New York State Department of Environmental Conservation ("NYDEC") on the finalization of the approach. The Center has accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Center could incur additional obligations.

      Such contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Center intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Center has not recorded an asset as of December 31, 1997 for potential recoveries of environmental remediation costs from other parties.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                     Year Ended December 31,
                                      --------------------------------------------------
                                          1997               1996                1995
                                      -----------        -----------        ------------
Balance at beginning of period        $ 2,622,000        $ 5,797,000        $ 43,160,000
  Adjustments during period                    --         (2,000,000)         (4,000,000)
  Utilized during period                 (326,000)        (1,175,000)        (33,363,000)
                                      -----------        -----------        ------------
Balance at end of period              $ 2,296,000        $ 2,622,000        $  5,797,000
                                      ===========        ===========        ============

5.  DEBT

    Debt comprises:

                                                     December 31,
                                            -------------------------------
                                                1997               1996
                                            ------------       ------------
First mortgage loan, secured by the
  Company's Fordham Road property (1)       $ 22,684,000       $ 23,611,000

First mortgage loan, secured by
  Company's Paramus property (2)              13,591,000         13,591,000

Term loans (3)                                75,000,000         75,000,000

Construction loan, secured by the
  Company's Rego Park I property (4)          75,000,000         58,333,000

Secured note (5)                              21,812,000         21,812,000
                                            ------------       ------------
                                            $208,087,000       $192,347,000
                                            ============       ============


    (1) A five year loan which matures in February 2000. The loan bears annual interest at LIBOR plus 4.25% (10.22% at December 31, 1997). Beginning in 1998, all cash flow of the property (presently zero) after debt service, will further amortize the loan. The loan is prepayable without penalty.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (2) The loan matures on December 31, 1998. The loan bears interest at 2.50% above the one-year U.S. Treasury bill rate (8.19% at December 31, 1997). The loan is prepayable at any time. In March 1998, the Company prepaid $3,591,000 of the loan with a portion of the proceeds from the condemnation of a portion of the property, reducing the principal balance of the loan to $10,000,000.

    (3) The term loan, scheduled to mature in March 1998, was extended one year to March 1999. The loan is secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The loan bears interest at a blended rate of 12.93% per annum at December 31, 1997 and is comprised of two separate notes of $45,000,000 to Vornado and $30,000,000 to a bank. On March 15, 1998, the interest rate on the loan was reset to a blended rate of 11.50%, reflecting a reduction in both the spread and the underlying treasury rate. The loan is prepayable quarterly without penalty. No dividends can be paid unless required to maintain Real Estate Investment Trust ("REIT") status.

    (4) The Company's $75,000,000 loan, collateralized by a mortgage on its Rego Park I property, which was scheduled to mature on March 30, 1998 has been extended to September 30, 1998. The loan bears interest at LIBOR plus 1.00% (currently 6.69%) and is guaranteed by the Company. In connection with the loan extension, the Company paid a fee of 1/8%. The Company expects to complete the refinancing of the loan through the issuance of rated commercial mortgage backed securities.

    (5) The note matures on August 21, 1998 and is secured by a third mortgage on the Lexington Avenue property. The note bears annual interest at Prime plus 1% (9.50% at December 31, 1997).

    A summary of maturities of debt at December 31, 1997, is as follows:

          Year ended December 31,
          -----------------------
                   1998                       $185,974,000  ($75,000,000 of which has been
                                                              extended to 1999--see below)
                   1999                            628,000
                   2000                         21,485,000
                                              ------------
                                              $208,087,000
                                              ============

   All of the Company's debt is secured by mortgages and/or pledges of the stock of subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $181,122,000 at December 31, 1997.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. LEASES

As Lessor

    The Company leases properties to tenants. The rental terms for the properties leased range from 10 years to approximately 34 years. The leases provide for the payment of fixed base rentals payable monthly in advance and for the payment by the lessees of additional rents based on a percentage of the tenants' sales as well as reimbursements of real estate taxes, insurance and maintenance.

    Future base rental revenue under these noncancellable operating leases is as follows:

             Year Ending                          Total
            December 31,                         Amounts
            ------------                       ----------
                1997                         $ 16,333,000
                1998                           16,717,000
                1999                           16,740,000
                2000                           17,164,000
                2001                           17,479,000
             Thereafter                       406,222,000

    The following tenants accounted for more than 10% of the Company's consolidated revenues:

                                 Years Ended December 31,
                               ----------------------------
                               1997         1996       1995
                               ----         ----       ----
            Caldor              22%          36%        56%
            Sears               31%          23%        --

    In September 1995, Caldor filed for relief under Chapter 11 of the United States Bankruptcy Code. Caldor rejected its Fordham Road lease effective June 6, 1997 and accordingly, no longer pays rent; Alexander's has filed a claim for damages based on such rejection. The annual base rental under this lease was $3,537,000. The loss of property rental payments, if any, under the Caldor lease for the Flushing property, could have a material adverse affect on the Company's financial condition and results of operations.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As Lessee

    The Company is a tenant under a long-term lease for the Flushing property which expires on January 31, 2027. Future minimum lease payments under the operating lease are as follows:

             Year Ending                           Total
            December 31,                          Amounts
            ------------                       ----------
                1998                          $   331,000
                1999                              331,000
                2000                              331,000
                2001                              331,000
                2002                              331,000
             Thereafter                         5,024,000

      Rent expense was $331,000, $496,000 and $496,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

7. INTEREST AND OTHER INCOME, NET

       Interest and other income, net is comprised of:

                                              Year Ended December 31,
                                    --------------------------------------------
                                      1997             1996             1995
                                   ----------       ----------       ----------
Interest income                    $  522,000       $1,009,000       $1,601,000
Reimbursement of expenses
  from joint venture partner          197,000          764,000               --
Refund of previously
  paid taxes                               --          199,000          115,000
Amortization of deferred
  gain on post retirement
  benefit                                  --          794,000               --
Workers compensation
  insurance refund                         --          152,000               --
                                   ----------       ----------       ----------
                                   $  719,000       $2,918,000       $1,716,000
                                   ==========       ==========       ==========

8.  INCOME TAXES

    The Company operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, the Company's net operating loss ("NOL") carryovers generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to its stockholders. In addition, the Company had a deferred tax liability of approximately $1,406,000 at December 31, 1994, which amount was reversed in 1995 when the Company elected to be taxed as a REIT.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company has reported NOL carryovers for federal tax purposes of approximately $156,000,000 at December 31, 1997, expiring from 2005 to 2012. The Company also had investment tax and targeted jobs tax credits of approximately $3,000,000 expiring in 2002 through 2005.

9.   RELATED PARTY TRANSACTIONS

     Steven Roth is Chief Executive Officer and a Director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado Realty Trust ("Vornado"). Interstate owns 27.1% of the outstanding common stock of the Company and owns 17.9% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 2.2% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 21.3% of the outstanding common shares of beneficial interest of Vornado. Vornado owns 29.3% of the outstanding common stock of the Company.

     The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

      The annual management fee payable by the Company to Vornado is $3,000,000, plus 6% of development costs with minimum guaranteed fees of $750,000 per annum. The leasing agreement provides for the Company to pay a fee to Vornado equal to
(i) 3% of the gross proceeds, as defined, from the sale of an asset, and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by tenants, the Company owes Vornado $6,244,000 at December 31, 1997. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the Commissions occurred, if later.

     In March 1995, the Company borrowed $45,000,000 from Vornado, the subordinated tranche of a $75,000,000 secured financing. The Company incurred interest on the loan of $7,214,000 and $7,517,000 for the years ended December 31, 1997 and 1996, of which $4,815,000 and $3,989,000 was capitalized.

     The agreement with Vornado and Interstate not to own in excess of two-thirds of the Company's common stock expired in March 1998.

     During the years ended December 31, 1997, 1996 and 1995, Vornado through Interstate was paid $398,000, $1,007,000, and $463,000, respectively, by the Kings Plaza Shopping Center for performing leasing services. The Company owns 50% of the Kings Plaza Shopping Center.


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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Letters of Credit

     Approximately $3,900,000 in standby letters of credit were issued at December 31, 1997.


11.  STOCK OPTION PLAN

     Under the Omnibus Stock Plan (the "Plan"), approved by the Company's stockholders on May 22, 1996, directors, officers, key employees, employees of Vornado Realty Trust and any other person or entity as designated by the Omnibus Stock Plan Committee are eligible to be granted incentive share options and non-qualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant, vest on a graduated basis, becoming fully vested 60 months after grant and expire ten years after grant. The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 1997.

     If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro forma amounts below, for the years ended December 31, 1997 and 1996:

                                                1997                    1996
                                          --------------          --------------
Net income:
       As reported                        $    7,466,000          $   24,699,000
       Pro-forma                          $    5,512,000          $   24,495,000

Net income per share
applicable to common
shareholders:
       As reported                        $         1.49          $         4.94
       Pro-forma                          $         1.10          $         4.90

     The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants in the period ended December 31, 1996 (no options were granted in the year ended December 31, 1997):

              Expected volatility                  19%
              Expected life                   10 years
              Risk-free interest rate             5.9%
              Expected dividend yield               0%

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





     A summary of the Plan's status, and changes during the years ended December 31, 1997 and 1996, are presented below:

                                                         December 31, 1997                  December 31, 1996
                                                  -----------------------------      -----------------------------
                                                               Weighted-Average                   Weighted-Average
                                                  Shares        Exercise Price       Shares        Exercise Price
                                                  ------        ---------------      ------        ---------------

           Outstanding at January 1              350,000                $73.88            --                   --
           Granted                                    --                    --       350,000               $73.88
           Exercised            --                    --                    --            --
                                                 -------                ------       -------               ------

           Outstanding at December 31            350,000                $73.88       350,000               $73.88
                                                 =======                ======       =======               ======

           Options exercised at December 31          --                                 --

           Weighted-average fair value of
             options granted during the year
             ended December 31 (per option)          --                              $35.04

     The following table summarizes information about options outstanding under the Plan at December 31, 1997:

Exercise price                                                       $     73.88
Options outstanding:
     Number outstanding at December 31, 1997                             350,000
     Weighted-average remaining contractual life                       8.9 Years
     Weighted-average exercise price                                 $     73.88
Options exercisable:
     Number exercisable at December 31, 1997                              70,000
     Weighted-average exercise price                                 $     73.88

     Shares available for future grant at December 31, 1997 were 700,000.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                      December 31,
                                                         1997              1996            1995
                                                      ----------       -----------       ---------
Numerator:
     Income (loss) from continuing operations         $7,466,000       $13,097,000      $(7,696,000)
                                                      ==========       ===========       ==========

Denominator:
     Denominator for basic earnings per share -
          weighted average shares                      5,000,850         5,000,850        5,000,850
     Effect of dilutive securities:
          Employee stock options                           8,302                --               --
                                                      ----------       -----------       ----------

     Denominator for diluted earnings per share -
          adjusted weighted average shares and
          assumed conversions                          5,009,152         5,000,850        5,000,850
                                                      ==========       ===========       ==========


Basic and diluted earnings (loss) per share           $     1.49       $      2.62       $    (1.54)
                                                      ==========       ===========       ==========

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
         (amounts in thousands except per share amounts)



                                                            Year Ended                                Year Ended
                                                        December 31, 1997                          December 31, 1996
                                             -------------------------------------       ----------------------------------------
                                                           Quarter Ended                              Quarter Ended
                                             -------------------------------------       ----------------------------------------

                                             Mar. 31   June 30  Sept. 30   Dec. 31       Mar. 31    June 30     Sept. 30  Dec. 31
                                             -------   -------  -------    -------       -------    -------     -------   -------
Total Revenues                               $ 5,998   $ 6,761  $ 6,016    $ 6,594       $ 4,684    $ 5,686     $ 5,379   $ 6,084
                                             -------   -------  -------    -------       -------    -------     -------   -------
  Income (loss) from continuing operations      (208)      183     (135)     7,626(1)       (462)        53        (630)   14,136(2)
Income from discontinued
  operations                                      --        --       --         --            --     11,602(3)       --        --
                                             -------   -------  -------    -------       -------    -------     -------   -------
Net income (loss)                            $  (208)  $   183  $  (135)   $ 7,626       $  (462)   $11,655     $  (630)  $14,136
                                             =======   =======  =======    =======       =======    =======     =======   =======

Income (loss) per common share
 (basic and diluted):
  Continuing operations                      $  (.04)  $   .04  $  (.03)   $  1.52       $  (.09)   $   .01     $  (.13)  $  2.83
  Discontinued operations (3)                     --        --       --         --            --       2.32          --        --
                                             -------   -------  -------    -------       -------    -------     -------   -------
Net income (loss)                            $  (.04)  $   .04  $  (.03)   $  1.52       $  (.09)   $  2.33     $  (.13)  $  2.83
                                             =======   =======  =======    =======       =======    =======     =======   =======


(1) Includes gain of $8,914,000 from the condemnation of a portion of the Paramus property net of the write-off of the carrying value of the building of $5,786,000.

(2) Includes gain on reversal of postretirement healthcare liability in the amount of $14,372,000.

(3) Comprised of (i) $9,602,000 upon completion of a tax certiorari proceeding and (ii) $2,000,000 from the reduction of other liabilities of discontinued operations to amounts considered necessary to cover the remaining estimates of these liabilities.

                                    PART III



Item 10.    Directors and Executive Officers of the Registrant


      Information relating to directors and executive officers of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1997, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears on page 11 of this Annual Report on Form 10-K.

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

                                                                                     Pages in this
                                                                                     Annual Report
                                                                                      on Form 10-K

         Schedule III - Real Estate and Accumulated Depreciation                            41

         Kings Plaza Shopping Center and Marina (a Joint Venture):

               Independent Auditors' Report                                                 43

               Balance Sheets at December 31, 1997 and 1996                                 44

               Statements of Earnings for the Years Ended December 31, 1997 and
               1996, the Six Months Ended December 31, 1995 and the Year Ended June
               30, 1995                                                                     45

               Statements of Equity of the Co-Venturers for the Years Ended
               December 31, 1997 and 1996, the Six Months Ended December 31, 1995
               and the Year Ended June 30, 1995                                             46

               Statements of Cash Flows for the Years Ended December 31, 1997 and
               1996, the Six Months Ended December 31, 1995 and the Year Ended June
               30, 1995                                                                     47

               Notes to Financial Statements                                                48

            All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

            3.    Exhibits

                  See Exhibit Index on page 53

      (b)   Reports on Form 8-K

            During the last quarter of the period covered by this Annual Report on Form 10-K, no reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALEXANDER'S, INC.


                                            By:   /s/ Joseph Macnow
                                                  ------------------------------
                                                  Joseph Macnow, Vice President,
                                                  Chief Financial Officer

                                            Date: March 17, 1998
                                                  ------------------------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                   Title                                  Date
           ---------                                   -----                                  ----
/s/ Steven Roth                         Chief Executive Officer and Director            March 17, 1998
-------------------------               (Principal Executive Officer)
Steven Roth


/s/ Thomas R. DiBenedetto               Director                                        March 17, 1998
-------------------------
Thomas R. DiBenedetto


/s/ Michael D. Fascitelli               Director                                        March 17, 1998
-------------------------
Michael D. Fascitelli


/s/ David Mandelbaum                    Director                                        March 17, 1998
-------------------------
David Mandelbaum


/s/  Stephen Mann                       Director                                        March 17, 1998
-------------------------
Stephen Mann


/s/ Arthur I. Sonnenblick               Director                                        March 17, 1998
-------------------------
Arthur I. Sonnenblick


/s/ Neil Underberg                      Director                                        March 17, 1998
-------------------------
Neil Underberg


/s/ Richard West                        Director                                        March 17, 1998
-------------------------
Richard West


/s/ Russell B. Wight, Jr.               Director                                        March 17, 1998
-------------------------
Russell B. Wight, Jr.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (amounts in thousands)



                         Column A      Column B   Column C       Column D                Column E         Column F     Column G



                                                                                        Gross Amount
                                                    Initial                               at Which
                                                    Cost to                              Carried at
                                                  Company (2)                          Close of Period-  Capitalized
                                                   Building,        Cost                  Buildings,     Expenses
                                                  Leaseholds     Capitalized              Leasehold      and Pre-
                                                 and Leasehold  Subsequent to           and Leasehold    development
Description             Encumbrances      Land   Improvements  Acquisition(3)   Land     Improvements     Costs        Total(3)
----------------------  ------------     ------  ------------- --------------  -------  --------------   -----------   --------
Commercial Property:
  New York City,
    New York:
     Fordham Rd.         $ 22,684       $ 2,301     $9,258              --     $ 2,301    $  9,258             --      $ 11,559
     Third Avenue               -         1,201      4,437              --       1,201       4,437             --         5,638
     Rego Park I           75,000         1,647      8,953        $ 56,713       1,647      65,666             --        67,313
     Rego Park II               -         3,906      1,467             411       3,906       1,566        $   312         5,784
     Flushing                   -             -      1,660              --          --       1,660             --         1,660
     Lexington Ave.        21,812        14,432     12,355          61,576      33,979      13,647         40,737        88,363
     Flatbush Ave.
      and Avenue U                          497      9,542          16,032         497      25,574             --        26,071
                                        -------    -------        --------     -------    --------        -------      --------

  Total New York                         23,984     47,672         134,732      43,531     121,808         41,049       206,388


  New Jersey - Paramus     13,591         1,441         --           3,990       1,441          --          3,990         5,431

Other Properties                            599      1,804           2,124         599       1,804          2,124         4,527
                                        -------    -------        --------     -------    --------        -------      --------

Other secured debt         75,000 (1)
                         --------

TOTAL                    $208,087       $26,024    $49,476        $140,846     $45,571    $123,612        $47,163      $216,346
                         ========       =======    =======        ========     =======    ========        =======      ========


                            Column H        Column I       Column J


                                                                        Life on Which
                           Accumulated                                  Depreciation in
                           Depreciation                                 Latest Income
                               and          Date of         Date        Statement is
Description                Amortization    Construction   Acquired (2)    Computed
----------------------    -------------    ------------   ------------  -----------
Commercial Property:
  New York City,
    New York:
     Fordham Rd.              $ 6,795         1933           1992        4-40 years
     Third Avenue               3,068         1928           1992        13 years
     Rego Park I               10,472         1959           1992        6-40 years
     Rego Park II               1,445         1965           1992        5-39 years
     Flushing                   1,620         1975(4)        1992        10-22 years
     Lexington Ave.             3,754         1965           1992        29 years
     Flatbush Ave.
      and Avenue U              6,267         1970           1992        20-40 years
                             --------

  Total New York               33,421


  New Jersey - Paramus             --         1962           1992        5-40 years

Other Properties                1,803         Various        1992        7-25 years
                             --------

Other secured debt


TOTAL                        $ 35,224
                             ========

(1) The loan, scheduled to mature in March 1998, was extended one year to March 1999. The loan is secured by mortgages on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent.

(2) Initial cost is as of May 15, 1992 (the date on which the Company commenced real estate operations) unless acquired subsequent to that date. See Column J.

(3) The net basis in the Company's assets and liabilities for tax purposes is approximately $74,000,000 lower than the amount reported for financial statement purposes.

(4)   Date represents lease acquisition date.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)



                                                                  December 31,
                                                           --------------------------
                                                              1997             1996
                                                           ---------        ---------
    REAL ESTATE:
    ACCUMULATED DEPRECIATION:

    Balance at beginning of period                         $ 207,767        $ 175,485
    Additions during the period:
       Land                                                       --               --
       Buildings, leaseholds and
         leasehold improvements (including $242
         of construction in progress at
         December 31, 1996 )                                  16,569           18,136
       Capitalized expenses and predevelopment costs           4,056           14,322
                                                           ---------        ---------
                                                             228,392          207,943
       Less: Write-off of the Paramus property               (12,046)              --
                   Disposition of property                        --             (176)
                                                           ---------        ---------

    Balance at end of period                               $ 216,346        $ 207,767
                                                           =========        =========

Balance at beginning of period                             $  39,375        $  37,794
    Additions charged to operating
       expenses                                                2,109            1,611
                                                           ---------        ---------
                                                              41,484           39,405
    Less: Write-off of the Paramus property                   (6,260)              --
                 Disposition of property                          --              (30)
                                                           ---------        ---------
    Balance at end of period                               $  35,224        $  39,375
                                                           =========        =========

INDEPENDENT AUDITORS' REPORT


To the Co-Venturers
Kings Plaza Shopping Center and Marina
Brooklyn, New York

We have audited the accompanying balance sheets of Kings Plaza Shopping Center and Marina (a joint venture) as of December 31, 1997 and 1996, and the related statements of earnings, equity of the co-venturers and cash flows for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kings Plaza Shopping Center and Marina at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the year ended June 30, 1995 in conformity with generally accepted accounting principles.



February 6, 1998


Deloitte & Touche LLP
Parsippany, New Jersey

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

BALANCE SHEETS

                                                                                  December 31,
                                                                          -----------------------------
ASSETS:                                                                       1997              1996
                                                                          -----------       -----------

Cash                                                                      $ 3,531,861       $ 1,398,813

Amounts due from tenants, less allowance for doubtful
accounts of $211,000 and $230,000                                             608,057         1,243,437

Receivable arising from the straight-lining of rental income, net           1,604,869           815,622

Notes receivable                                                                   --             8,855

Prepaid expenses and other assets                                             574,780           516,332

Prepaid real estate tax expense-tax certiorari proceedings                    820,198         5,633,679

Property and equipment, at cost:
  Land                                                                      4,219,795         4,219,795
  Land improvements                                                         1,503,417         1,503,417
  Buildings and building equipment                                         48,571,692        46,690,716
  Fixtures and equipment                                                       62,856            62,856
  Parking lot toll equipment                                                2,555,957         2,555,957
                                                                          -----------       -----------
                                                                           56,913,717        55,032,741
  Less accumulated depreciation                                            33,124,443        31,773,904
                                                                          -----------       -----------
                                                                           23,789,274        23,258,837
Deferred charges, less accumulated amortization
  of $3,970,000 and $3,357,000                                              2,510,606         2,561,783
                                                                          -----------       -----------
TOTAL ASSETS                                                              $33,439,645       $35,437,358
                                                                          ===========       ===========
LIABILITIES AND EQUITY:

LIABILITIES:
  Accounts payable                                                        $   788,350       $   506,788
  Accrued expenses                                                            806,738           487,916
  Estimated environmental remediation costs                                 1,500,000                --
  Mortgage notes payable                                                    6,523,772         7,890,836
  Accrued interest payable                                                     53,060            64,179
  Amounts due tenants - tax certiorari proceedings                          5,518,351         7,000,180
  Liabilities subject to settlement under reorganization proceeding                --           346,669
                                                                          -----------       -----------
           Total liabilities                                               15,190,271        16,296,568

COMMITMENTS AND CONTINGENCIES

Equity of the co-venturers                                                 18,249,374        19,140,790
                                                                          -----------       -----------
TOTAL LIABILITIES AND EQUITY                                              $33,439,645       $35,437,358
                                                                          ===========       ===========


See notes to financial statements.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

STATEMENTS OF EARNINGS

                                                                                  Six Months
                                                     Year Ended                      Ended             Year Ended
                                                    December 31,                  December 31,          June 30,
                                              1997                1996                1995                1995
                                          ------------        ------------        ------------        ------------
Revenues:
  Rent                                    $ 14,940,482        $ 12,994,912        $  7,062,404        $ 11,995,203
  Expense reimbursements:
    Central heating, cooling, air
      handling and electricity               2,525,417           2,459,496           1,247,501           2,435,660
    Real estate taxes                        1,782,060           1,599,985             904,312           2,968,046
    Common area                              6,467,201           5,833,560           2,682,261           3,841,110
  Parking lot                                2,078,697           1,938,748           1,085,073           2,094,210
  Miscellaneous income                       2,408,590           1,703,209           1,589,618           1,493,760
                                          ------------        ------------        ------------        ------------
                                            30,202,447          26,529,910          14,571,169          24,827,989
                                          ------------        ------------        ------------        ------------
Expenses:
  Central heating, cooling, air
    handling and electricity                 4,638,159           4,736,774           2,215,391           4,779,409
  Real estate taxes                          1,958,117           1,845,382             915,749           3,152,717
  Common area                                4,002,653           4,039,642           2,065,609           3,993,106
  Parking lot                                3,454,875           3,009,643           1,553,262           3,180,002
  Insurance and other expenses               1,083,267           1,092,931           1,140,610           1,206,884
  Rent                                          71,156              71,156              35,578              71,156
  Management, leasing and publicity          2,331,672           1,714,950           1,108,901           1,792,368
  Environmental remediation                  1,500,000                  --                  --                  --
  Depreciation                               1,350,539           1,226,630             565,482           1,056,038
  Amortization                                  67,723              42,609              27,590              44,727
                                          ------------        ------------        ------------        ------------
                                            20,458,161          17,779,717           9,628,172          19,276,407
                                          ------------        ------------        ------------        ------------
Operating income                             9,744,286           8,750,193           4,942,997           5,551,582

Interest expense                              (709,716)           (838,247)           (464,607)         (1,204,658)
                                          ------------        ------------        ------------        ------------

NET EARNINGS                              $  9,034,570        $  7,911,946        $  4,478,390        $  4,346,924
                                          ============        ============        ============        ============


See notes to financial statements.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

STATEMENTS OF EQUITY OF THE CO-VENTURERS


                                                 Year Ended                    Six Months
                                                 December 31,                    Ended              Year Ended
                                       --------------------------------        December 31,          June 30,
                                           1997                1996                1995                1995
                                       ------------        ------------        ------------        ------------
BALANCE, BEGINNING OF
  PERIOD                               $ 19,140,790        $ 20,524,510        $ 13,185,266        $ 14,297,104

  Payments to the co-venturers           (9,925,986)         (9,295,666)         (1,442,833)         (6,743,226)

  Advances from the co-venturers                 --                  --           1,442,833           1,284,464

  Reversal of previously accrued
    real estate taxes                            --                  --           2,860,854                  --

  Net earnings                            9,034,570           7,911,946           4,478,390           4,346,924
                                       ------------        ------------        ------------        ------------
BALANCE, END OF PERIOD                 $ 18,249,374        $ 19,140,790        $ 20,524,510        $ 13,185,266
                                       ============        ============        ============        ============


See notes to financial statements.

KINGS PLAZA SHOPPING CENTER AND MARINA
(A JOINT VENTURE)

STATEMENTS OF CASH FLOWS

                                                                       Year Ended                   Six Months
                                                                      December 31,                    Ended            Years Ended
                                                            --------------------------------        December 31,        June 30,
                                                                1997                1996               1995               1995
                                                            ------------        ------------        -----------        -----------
Cash flows from operating activities
  Net earnings                                              $  9,034,570        $  7,911,946        $ 4,478,390        $ 4,346,924
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation                                              1,350,539           1,226,630            565,482          1,056,038
     Amortization (including deferred charges)                   613,039             247,459            171,749            287,752
  Change in assets and liabilities:
     Decrease (increase) in amounts due from tenants             635,381             547,948           (948,459)            (2,226)
      Increase in straight-lining of rental income              (789,247)           (150,492)          (571,672)           (93,458)
      Increase in deferred charges                              (561,862)           (465,826)          (515,423)          (465,535)
      Increase (decrease) in accounts payable and
        accrued expenses (including accrued real
        estate taxes)                                            203,714          (1,153,930)        (2,458,065)         1,514,948
      Estimated  environmental remediation costs               1,500,000                  --                 --                 --
      Decrease in accrued interest payable                       (11,119)            (10,373)            (4,923)        (2,944,727)
      (Decrease) increase in amounts due to tenants           (1,431,830)         (1,391,774)         8,263,888                 --
      Decrease (increase) in prepaid expenses and
        other assets                                           4,755,035           3,711,977         (6,000,925)           290,550
                                                            ------------        ------------        -----------        -----------

            Net cash provided by operating activities         15,298,220          10,473,565          2,980,042          3,990,266
                                                            ------------        ------------        -----------        -----------

Cash flows from investing activities:
   Additions to buildings and building equipment              (1,880,977)         (2,509,501)        (1,135,025)        (1,078,664)
   Decrease in note receivable                                     8,855                  --              2,132             12,145
                                                            ------------        ------------        -----------        -----------

            Net cash used in investing activities             (1,872,122)         (2,509,501)        (1,132,893)        (1,066,519)
                                                            ------------        ------------        -----------        -----------

Cash flows from financing activities:
     Payments to co-venturers                                 (9,925,986)         (9,295,666)        (1,442,833)        (6,743,226)
     Advances from co-venturers                                       --                  --          1,442,833          1,284,464
     Repayments of mortgage note                              (1,367,064)         (1,275,414)          (605,275)        (3,105,031)
                                                            ------------        ------------        -----------        -----------

             Net cash used in financing activities           (11,293,050)        (10,571,080)          (605,275)        (8,563,793)
                                                            ------------        ------------        -----------        -----------

Net increase (decrease) in cash                                2,133,048          (2,607,016)         1,241,874         (5,640,046)

Cash, beginning of period                                      1,398,813           4,005,829          2,763,955          8,404,001
                                                            ------------        ------------        -----------        -----------

Cash, end of period                                         $  3,531,861        $  1,398,813        $ 4,005,829        $ 2,763,955
                                                            ============        ============        ===========        ===========



Supplemental disclosure of cash flow information:
    Interest paid                                           $    720,834        $    848,621        $   469,531        $ 4,111,697
                                                            ============        ============        ===========        ===========


 Supplemental disclosure of noncash financing activities - see Note 9.


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

            Certain amounts have been reclassified for prior years to conform to 1997 presentation.

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

            Management of the Center assesses any impairment in value by making a comparison of the current and projected operating cash flow of the Center into the foreseeable future on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of an asset.

      c. Deferred Charges - Deferred charges include lease commissions and other costs paid to tenants to acquire the rights to their leased space. Lease commissions are amortized on a straight-line basis over the life of the applicable leases. Other lease acquisition costs are amortized over the life of the respective leases.

       d. Revenue Recognition - Base rents, additional rent based on tenant's sales volume and reimbursement of the tenant's share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents on the leases which provide for varying rents over the lease terms.

       e. Environmental Remediation Costs - The Center accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably determinable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

3.    MORTGAGE NOTES PAYABLE

      The mortgage notes payable were issued by the co-venturers. The notes are collateralized by a mortgage on all property and equipment, and by assignment of leases and charges due thereunder. Mortgage notes payable consists of the following:


                                                                                      December 31,
                                                                              ---------------------------
                                                                                 1997             1996
                                                                              ----------       ----------
        Alexander's note payable in quarterly
         installments of $235,507 (including interest at
         7%) plus additional interest at 1.5% on the outstanding
          balance, due through December 2001                                  $3,261,886       $3,945,418

        Macy's note payable in quarterly installments
         of $235,507 (including interest at 7%) plus additional
         interest at 4.02% on the outstanding balance,
          due through December 2001                                            3,261,886        3,945,418
                                                                              ----------       ----------

                                                                              $6,523,772       $7,890,836
                                                                              ==========       ==========

      4. COMMITMENTS

      a. Joint Venture as Lessor - The joint venture leases space to tenants in its shopping center for which the Center charges fixed minimum rents. The terms of the leases are generally ten years and provide for fixed minimum rents as follows:

                               Year Ending                   Total
                              December 31,                  Amounts
                         ---------------------         ---------------

                                  1998                    $ 14,072,871
                                  1999                      13,427,332
                                  2000                      12,824,664
                                  2001                      11,268,632
                                  2002                       9,559,418
                           Subsequent to 2002               46,843,584
                                                         -------------

                                                         $ 107,996,501
                                                         =============


            In addition to minimum rents, most of the leases provide for percentage rents when the tenants' sales volumes exceed stated amounts per lease agreements and reimbursements for certain of the Center's operating expenses. During the six months ended December 31, 1995, the Center adjusted its billings to tenants for certain reimbursable expenses in accordance with the lease agreements. This adjustment gave rise to an increase of approximately $600,000 in other income attributable to the portion of the tenants' lease year included in the Center's year ended June 30, 1995.

      b. Joint Venture as Lessee - The joint venture leases certain real property from the City of New York. The lease extends to January 2020 at annual rentals (payable quarterly in advance) in future periods as follows:

                       Year Ending                                 Rental
                       December 31,                               Commitment
                 ------------------------                     ------------------

                          1998                                      $ 78,272
                          1999                                        85,387
                          2000                                        85,387
                          2001                                        85,387
                          2002                                        85,387
                    Subsequent to 2002                             1,494,268
                                                                 -----------

                                                                 $ 1,914,088
                                                                 ===========



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

6.    RELATED PARTY TRANSACTIONS

       Steven Roth is Chief Executive Officer and a Director of Alexander's, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado Realty Trust ("Vornado"). Interstate owns 27.1% of the outstanding common stock of Alexander's and owns 17.9% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of Alexander's and trustees of Vornado) own, in the aggregate, 21.3% of the outstanding common shares of beneficial interest of Vornado. Vornado owns 29.3% of the outstanding common stock of Alexander's. During the year ended December 31, 1997 and 1996, for the six months ended December 31, 1995 and for the year in the period ended June 30, 1995, Vornado, through Interstate, was paid $398,000, $846,000, $389,000 and $165,000, respectively, by the Center for performing leasing services for space located in the Center.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and mortgage notes payable are reflected in the balance sheet. The fair value estimates are based on information available as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive revaluation has not been performed for purposes of this financial statement disclosure and current estimates of fair value may differ significantly from those amounts reflected in the balance sheet.

8.    ENVIRONMENTAL INVESTIGATION

      In June 1997, the Kings Plaza Shopping Center (the "Center"), in which the Company owns a 50% interest, commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and other hydrocarbons in the soil and groundwater. The Study recommends a remedial approach, but agreement has not yet been reached with the New York State Department of Environmental Conservation ("NYDEC") on the finalization of the approach. The Center has accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study,
      (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Center could incur additional obligations.

      Such contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Center intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Center has not recorded an asset as of December 31, 1997 for potential recoveries of environmental remediation costs from other parties.

9.    TAX CERTIORARI PROCEEDINGS

      In December 1995, the Center completed a tax certiorari proceeding with the City of New York. Each of the co-venturers has agreed with the City of New York to a reduction in the assessed values covering the tax years 1988/1989 through 1995/1996, generating tax credits of $28,350,000, of which $18,836,000 relates to the co-venturer's stores. As a result, real estate taxes previously accrued for each of the co-venturers were reversed. The estimated amounts due to tenants resulting from the tax certiorari proceedings was $5,518,351 and $7,000,180 at December 31, 1997 and 1996, respectively.



                                     ******

                                Index to Exhibits


           The following is a list of all exhibits filed as part of this Report:

 Exhibit No.                                          Document                                           Page
 -----------                                          --------                                           ----

 3(i)              Certificate of Incorporation, as amended. Incorporated herein                            *
                   by reference from Exhibit 3.0 to the Registrant's Current
                   Report on Form 8-K dated September 21, 1993.

 3(ii)             By-laws, as amended.  Incorporated herein by reference from                              *
                   Exhibit 3.1 to the Registrants Form 10-Q for the quarter ended
                   September 30, 1996.

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

10(i)(B)(1)        Promissory Note Modification Agreement, dated October 4, 1993, between                   *
                   Alexander's Department Stores of New Jersey, Inc. and New York Life
                   Insurance Company ("New York Life").  Incorporated herein by reference from Exhibit 10(i)(3)(a) to the Registrant's Form 10-K for the Transition
                   Period August 1, 1993 to December 31, 1993.

10(i)(B)(2)        Mortgage Modification Agreement, dated October 4, 1993, by Alexander's                   *
                   Department Stores of New Jersey, Inc. and New York Life Incorporated
                   herein by reference from Exhibit 10(i)(E)(3)(a) to the Registrant's
                   Form 10-K for the Transition Period August 1, 1993 to December 31, 1993.

10(i)(C)           Credit Agreement, dated March 15, 1995, among the Company and Vornado                    *
                   Lending Corp.  Incorporated herein by reference from Exhibit 10(i)(C)
                   to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1994.


* Incorporated by reference

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

10(i)(G)(2)        Extension Agreement to the Real Estate Retention Agreement, dated                        *
                   as of February 6, 1995, between the Company and Vornado Realty
                   Trust.  Incorporated herein by reference from Exhibit 10(i)(G)(2)
                   to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1994.

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

10(i)(I)           Commitment letter, dated as of February 6, 1995, between Vornado                         *
                   Realty Trust and the Company.  Incorporated herein by reference from
                   Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated
                   February 6, 1995.

10(ii)(A)(1)       Agreement of Lease, dated April 22, 1966, between S&E Realty                             *
                   Company and Alexander's Department Stores of Valley Stream, Inc.
                   Incorporated herein by reference from Exhibit 13N to the Registrant's
                   Registration Statement on Form S-1 (Registration No. 2-29780).



* Incorporated by reference

 Exhibit No.                                          Document                                           Page
 -----------                                          --------                                           ----

10(ii)(A)(2)       Guarantee, dated April 22, 1966, of the Lease described as                               *
                   Exhibit 10(ii)(A)(1) above by Alexander's Department Stores, Inc.
                   Incorporated herein by reference from Exhibit 13N(1) to the Registrant's
                   Registration Statement on Form S-1 (Registration No. 2-29780).

10(ii)(A)(3)       Agreement of Lease for Rego Park, Queens, New York, between                              *
                   Alexander's, Inc. and Sears Roebuck & Co.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on
                   Form 10-Q for the fiscal quarter ended March 31, 1994.

10(ii)(A)(4)(a)    Lease for Roosevelt Avenue, Flushing, New York, dated as of                              *
                   December 1, 1992, between the Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit 10(ii)(E)(7)
                   to the Registrant's Form 10-K for the fiscal year ended July 25, 1992.

10(ii)(A)(4)(b)    First Amendment to Sublease for Roosevelt Avenue, Flushing, New York,                    *
                   dated as of February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit
                   10(ii)(A)(8)(b) to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1994.

10(ii)(A)(5)       Lease Agreement, dated March 1, 1993 by and between the Company and                      *
                   Alex Third Avenue Acquisition Associates. Incorporated by
                   reference from Exhibit 10(ii)(F) to the Registrant's Form
                   10-K for the fiscal year ended July 31, 1993.

10(ii)(A)(6)       Agreement of Lease for Rego Park, Queens, New York, between the                          *
                   Company and Marshalls of Richfield, MN., Inc., dated as of March 1, 1995.
                   Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the
                   Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(ii)(A)(7)       Guaranty, dated March 1, 1995, of the Lease described in Exhibit                         *
                   10(ii)(A)(12)(a) above by the Company.  Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the Registrant's
                   Form 10-K for the fiscal year ended December 31, 1994.



* Incorporated by reference

 Exhibit No.                                          Document                                           Page
 -----------                                          --------                                           ----




10(iii)(A) **      Employment Agreement, dated March 29, 1995, between Brian M. Kurtz                    *
                   and the Company.  Incorporated herein by reference from Exhibit
                   10(iii)(A) to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1994.

10(iii)(A)(1) **   Amendment to Employment Agreement, dated December 11, 1996, between                    *
                   Brian M. Kurtz and the Company. Incorporated herein by reference from Exhibit 10(iii)(A)(1) to the Registrant's Form 10-K for the
                   fiscal year ended December 31, 1996.

10(iii)(B) **      Employment Agreement, dated February 9, 1995, between the Company                      *
                   and Stephen Mann.  Incorporated herein by reference from Exhibit
                   10(iii)(B) to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1994.


10(iv)(A)          Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997,
                   Incorporated herein by reference from Exhibit 10 to the Registrant's
                   Form 10-Q for the fiscal quarter ended June 30, 1997.                                   *

11                 Not applicable.

12                 Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed
                   Charges and Preferred Stock Dividend Requirements.                                      57

13                 Not applicable.

16                 Not applicable.

18                 Not applicable.

19                 Not applicable.

21                 Subsidiaries of Registrant.                                                             58

22                 Not applicable.

23                 Consent by independent auditors to incorporation by reference.                          59

25                 Not applicable.

27                 Financial Data Schedule.                                                                60

29                 Not applicable.










*        Incorporated by reference

**       Management contract or compensatory plan