Form 10-K405
period 1998-12-31
ALEXANDERS INC
filed 1999-03-30
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 44

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission file number: 1-6064

                                ALEXANDER'S, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  51-0100517
     -------------------------------                  -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


Park 80 West, Plaza II, Saddle Brook, New Jersey            07663
------------------------------------------------          ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the New York Stock Exchange on February 24, 1999) was approximately $150,760,000.

5,000,850 shares of the Registrant's common stock, par value $1 per share, were outstanding as of February 24, 1999.

                       Documents Incorporated by Reference
                       -----------------------------------

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 19, 1999

                               TABLE OF CONTENTS




              Item                                                        Page
              ----                                                        ----

PART I.       1.       Business                                             3

              2.       Properties                                           6

              3.       Legal Proceedings                                    9

              4.       Submission of Matters to a Vote of
                       Security Holders                                     9

                       Executive Officers of the Company                   10

PART II.      5.       Market for Registrant's Common
                       Equity and Related Stockholder Matters              11

              6.       Selected Financial Data                             12

              7.       Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                          13

              7.a.     Quantitative and Qualitative
                       Disclosures about Market Risk                       20

              8.       Financial Statements and
                       Supplementary Data                                  20

              9.       Changes in and Disagreements  with
                       Accountants on Accounting and Financial
                       Disclosure                                          20

PART III.     10.      Directors and Executive Officers of
                       the Registrant                                      39(1)

              11.      Executive Compensation                              39(1)

              12.      Security Ownership of Certain
                       Beneficial Owners and Management                    39(1)


              13.      Certain Relationships and Related
                       Transactions                                        39(1)

PART IV       14.      Exhibits, Financial Statement
                       Schedules, and Reports on Form 8-K                  40

SIGNATURES                                                                 41

----------
(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1998, which is incorporated by reference.

                                    PART I
Item 1. Business

General

      Alexander's, Inc. (the "Company") is a real estate investment trust ("REIT") engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores (which ceased operations in 1992) formerly operated. Alexander's activities are conducted through its manager, Vornado Realty Trust ("Vornado"). The Company believes that its properties, which are located in New York City and Bergen County, New Jersey, offer advantageous retail opportunities, principally because of their size and location in areas where comparable store sites are not readily available.

      Alexander's has eight properties consisting of:

      Operating properties:

      (i) the Rego Park I property located on Queens Boulevard and 63rd Road in Rego Park, Queens, New York, which contains a recently redeveloped 351,000 square foot building, which is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

      (ii) the Kings Plaza Regional Shopping Center on Flatbush Avenue in Brooklyn, New York, which contains 1,100,000 square feet is comprised of a two-level mall containing 477,000 square feet, a 289,000 square foot department store leased to Sears and another anchor department store owned and operated as a Macy's by Federated Department Stores, Inc. ("Federated");

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

      Non-operating properties to be redeveloped:

      (vi) the Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York;

      (vii) the Paramus property which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey;

      (viii) the Rego Park II property, which comprises one and one-half square blocks of vacant land adjacent to the Rego Park I property.

      The following tenants accounted for more than 10% of the Company's consolidated revenues:

                       Year Ended December 31,
                       -----------------------
                        1998     1997     1996
                        ----     ----     ----
           Sears         28%      31%      23%
           Caldor         7%      22%      36%

      In September 1995, Caldor filed for relief under Chapter 11 of the United States Bankruptcy Code. In January 1999, Caldor announced that it is closing all of its stores. Caldor previously sub-leased its Flushing Store from the Company. Caldor rejected the Flushing lease effective March 29, 1999. The annual base rental under the lease was $2,963,000. The loss of property rental payments, if any, could have a material adverse affect on the Company's financial condition and results of operations. Caldor previously rejected its Fordham Road lease effective June 6, 1997 and accordingly, no longer pays rent. The annual base rental under this lease was $3,537,000.

      In June, 1998, the Company increased its interest in the Kings Plaza Mall (the "Mall") to 100% by acquiring Federated's 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus, the Company has agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall and Federated agreed to certain modifications to the Kings Plaza Operating Agreement. In connection with the acquisition, the Company completed a $90,000,000 three-year mortgage loan with Union Bank of Switzerland. The loan is collateralized by the Company's interest in the Kings Plaza Regional Shopping Center and bears interest at LIBOR plus 1.25% (currently 6.79%). In addition to funding the acquisition, the proceeds from the borrowing were also used to repay $34,900,000 of debt ($32,000,000 of which was due in the next year). Further, the Company expects to increase this loan by $30,000,000 of which approximately $15,000,000 will be used to partially fund a renovation of the Mall (estimated to cost $30,000,000 in total) and $15,000,000 will be used to pay the liability to Federated noted above.

      In the aggregate, Alexander's current operating properties (five of its eight properties) do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the redevelopment properties, the Company expects that cash flow will become positive.

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

      Relationship with Vornado Realty Trust ("Vornado")

      Vornado owns 29.3% of the Company's Common Stock. The Company is managed by, and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

      The annual management fee payable by the Company to Vornado is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, plus (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum. The leasing agreement provides for the Company to pay a fee to Vornado equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by tenants, the Company owes Vornado $5,145,000 at December 31, 1998. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the commissions occurred, if later.

      In addition, Vornado lent the Company $45,000,000 in March 1995, the subordinated tranche of a loan in the original amount of $75,000,000 which has a current outstanding balance of $65,000,000. The Vornado loan, which was scheduled to expire in March 1999, has been extended to March 2000 and the interest rate has been reset from 13.87% per annum to 14.18% per annum. The loan is secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent, except for the Kings Plaza Regional Shopping Center. These liens are subordinate to first mortgages.

      Vornado is a fully integrated REIT with significant experience in the ownership, development, redevelopment, leasing, operation and management of retail and office properties.

      Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. Interstate owns 27.1% of the outstanding common stock of the Company and owns 15.2% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 1.9% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 18.1% of the outstanding common shares of beneficial interest of Vornado.

      Michael D. Fascitelli, President of Vornado and a member of its Board of Trustees, is also a director of the Company. Mr. Fascitelli received an option for 350,000 shares of the Company's common stock pursuant to the Company's Omnibus Stock Plan in 1996.

Environmental Matters

      In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and other hydrocarbons in the soil and groundwater. The Study recommends a remedial approach, but agreement has not yet been reached with the New York State Department of Environmental Conservation ("NYDEC") on the finalization of the approach. The Center has accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Center could incur additional obligations.

      Such contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Center intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Center has not recorded an asset as of December 31, 1998 for potential recoveries of environmental remediation costs from other parties.

      Compliance with applicable provisions of federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had, and, although there can be no assurance, are not expected to have, a material effect on the Company's financial position, results of operations and cash flows.

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

Employees

      The Company currently has one corporate employee and eighty property level employees.

Item 2. Properties

The following table shows the location, approximate size and leasing status as of December 31, 1998 of each of the Company's properties.

                                              Approximate         Approximate
                                                  Land          Building Square         Average
                                                 Square             Footage/           Annualized
                                             Footage ("SF")        Number of           Base Rent        Percent
         Property           Ownership          or Acreage            Floors           Per Sq. Foot      Leased
         --------           ---------          ----------            ------           ------------      ------
Operating Properties
   Rego Park I              Owned                 4.8 acres        351,000/3            $ 28.76           100%
    Queens Blvd. &                                                      (1)
    63rd Rd.
    Rego Park, New York

   Kings Plaza Regional     Owned                24.3 acres        289,000              $ 10.00           100%
    Shopping Center                                                477,000              $ 40.63            90%
    Flatbush Avenue                                                -------                                 94%
    Brooklyn, New York                                             766,000/4
                                                                      (1)(2)

  Fordham Road &           Owned              92,211 SF           303,000/5                --             --
    Grand Concourse
    Bronx, New York

   Roosevelt Avenue &       Leased             44,975 SF           177,000/4            $ 16.74           100%
    Main Street                                                         (3)
    Flushing, New York

   Third Avenue &           Owned              60,451 SF           173,000/4            $  5.00           100%
    152nd Street
    Bronx, New York
                                                                 ---------
                                                                 1,770,000
                                                                 =========

Redevelopment Properties
   Square block at East     Owned              84,420 SF               --
    59th Street &                                                      (5)
    Lexington Avenue
    New York, New York

    Routes 4 & 17           Owned                30.3 acres            --
    Paramus, New Jersey                                                (6)

    Rego Park II            Owned                 6.6 acres            --
    Queens, New York



                             Significant                           Lease
                               Tenants            Square        Expiration/
                           (30,000 square         Footage         Option
         Property           feet or more)         Leased        Expiration
         --------           -------------         ------        ----------
Operating Properties
   Rego Park I                  Sears             195,000          2021
    Queens Blvd. &           Circuit City         50,000           2021
    63rd Rd.              Bed Bath & Beyond       46,000           2013
    Rego Park, New York       Marshalls           39,000         2008/2021


   Kings Plaza Regional         Sears             289,000        2023/2033
    Shopping Center        110 mall tenants
    Flatbush Avenue
    Brooklyn, New York

   Fordham Road &                 --
    Grand Concourse
    Bronx, New York

   Roosevelt Avenue &         Caldor(4)           177,000          2027
    Main Street
    Flushing, New York

   Third Avenue &          An affiliate of        173,000          2023
    152nd Street                Conway
    Bronx, New York

(1)   Excludes parking garages operated for the benefit of the Company.

(2) Excludes approximately 150,000 square feet of enclosed, common area space and the 330,000 square foot Macy's store, owned and operated by Federated.

(3) Leased to the Company through January 2027. The Company is obligated to pay rent to the landlord as follows: $331,000 per year from February 1997 through January 2007, $220,000 per year from February 2007 through January 2017, and $147,000 per year from February 2017 through January 2027.

(4) Caldor announced that it is closing all of its stores. Caldor rejected this lease effective March 29, 1999.

(5) The Company is razing the existing buildings and is evaluating redevelopment plans for this site which may involve developing a large multi-use building.

(6) Governmental approvals have been obtained to develop a shopping center at this site containing up to 550,000 square feet (see Item 2 "Paramus Property" on page 9).

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

Kings Plaza Regional Shopping Center

      The Kings Plaza Regional Shopping Center (the "Center") contains approximately 1.1 million square feet and is comprised of a two-level mall (the "Mall") containing 477,000 square feet and two four-level anchor stores. One of the anchor stores is owned by the Company and leased to Sears, while the other anchor store is owned and operated as a Macy's store by Federated. In June 1998, the Company increased its interest in the Mall to 100% by acquiring Federated's 50% interest. The Center occupies a 24.3-acre site at the intersection of Flatbush Avenue and Avenue U located in Brooklyn, New York. Among the Center's features are a marina, a five-level parking structure and an energy plant that generates all of the Center's electrical power. The Company agreed to pay Federated $15,000,000 to renovate its Macy's store and is evaluating plans to renovate the Mall, which is expected to cost approximately $30,000,000.

      The following table shows lease expirations for the Mall tenants in the Center for the next ten years, assuming none of the tenants exercise renewal options:

                                                                                 Percent of     Percent of
                                                                                 Total Lease    1998 Gross
                             Approximate       Annualized       Annualized         Square         Annual
                            Leased Area in     Fixed Rent       Fixed Rent         Footage        Rental
               Number of     Square Feet         Under        Under Expiring     Represented    Represented
                Leases      Under Expiring      Expiring        Leases per       by Expiring    by Expiring
      Year     Expiring         Leases           Leases        Square Foot         Leases         Leases
      ----     --------         ------           ------        -----------         ------         ------
      1999         1             1,285          $   64,250       $  50.00             .18%           .32%
      2000        14             29,148          1,487,627          51.04            4.09%          7.40%
      2001        10             26,952          1,735,739          64.40            3.78%          8.63%
      2002        18             38,285          1,553,874          40.59            5.37%          7.73%
      2003         8             16,611            817,073          49.19            2.33%          4.06%
      2004         3             12,197            580,255          47.57            1.71%          2.89%
      2005         3             16,082            450,192          27.99            2.26%          2.24%
      2006        16             96,095          2,228,455          23.81           13.48%         11.38%
      2007        14             72,620          3,239,150          44.60           10.18%         16.11%
      2008         7             16,857            875,666          51.95            2.36%          4.35%

The following table shows the occupancy rate and the average annual rent per square foot for the Mall stores as of:

                                                                 Average
                                                                Annual Rent
                                             Occupancy Rate   Per Square Foot
                                             --------------   ---------------
                      December 31, 1998            90%          $ 40.63
                      December 31, 1997            86%            38.17
                      December 31, 1996            84%            37.29
                      December 31, 1995            88%            31.43
                      June 30, 1994                88%            28.43

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

      This property was sub-leased to Caldor (other than the portion currently being used as a parking garage). In January 1999, Caldor announced that it is closing all of its stores. Caldor rejected the lease effective March 29, 1999. The annual base rental under the lease was $2,963,000.

Third Avenue

      The Company owns the Third Avenue property, a four-floor building and a small surface parking lot located at the intersection of Third Avenue and 152nd Street in the Bronx, New York. The store is located in a densely populated neighborhood. This property is leased to an affiliate of Conway, a New York area discount retailer.

Redevelopment Properties:

Lexington Avenue

      The Company owns the Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street and is situated in the heart of one of Manhattan's busiest business and shopping districts with convenient access to several subway and bus lines. The property is located directly across the street from Bloomingdale's flagship store and only a few blocks away from both Fifth Avenue and 57th Street. The Company is in the process of razing the existing buildings which is expected to be completed by April 1999 and is evaluating redevelopment plans for this site, which may include developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. No development decisions have been finalized. In September 1998 the carrying value of the buildings of $15,096,000 were written-off.

Paramus

      The Company owns 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The Company's property is located directly across from the Garden State Plaza regional shopping mall, within two miles of three other regional shopping malls and within 10 miles of New York City.

      The Company intends to develop a shopping center of approximately 550,000 square feet on this site. The estimated cost of such redevelopment is approximately $100,000,000. The Company has received municipal approvals on tentative plans to redevelop the site. No redevelopment plans have been finalized.

Rego Park II

      The Company owns two additional land parcels adjacent to the Rego Park I property. They are the entire square block bounded by the Long Island Expressway, 97th Street, 62nd Drive and Junction Boulevard and a smaller parcel of approximately one-half square block at the intersection of 97th Street and the Long Island Expressway. Both parcels are currently zoned for residential use. Both parcels are being used for public paid parking. The Company intends to continue to use these properties for paid parking while it evaluates the feasibility of having these properties re-zoned for commercial use.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

Executive Officers of the Company

      The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.

                           Principal Occupations, Position and Office (current
                           and during the past five years with the Company
     Name         Age      unless otherwise stated)
-------------  --------    -----------------------------------------------------
Stephen Mann      61       Chairman of the Board of Directors since March 2,
                           1995; Interim Chairman of the Board of Directors from
                           August, 1994 to March 1, 1995; Chairman of the
                           Clifford Companies since 1990; and, prior thereto,
                           counsel to Mudge Rose Guthrie Alexander & Ferdon,
                           attorneys.

Steven Roth       57       Chief Executive Officer of the Company since March 2,
                           1995; Chairman of the Board and Chief Executive
                           Officer of Vornado since May 1989; Chairman of
                           Vornado's Executive Committee of the Board since
                           April 1988; and the Managing General Partner of
                           Interstate, an owner of shopping centers and an
                           investor in securities and partnerships.

Joseph Macnow     53       Vice President and Chief Financial Officer of the
                           Company since August 1995; Executive Vice President -
                           Finance and Administration of Vornado since January
                           1998 and Vice President and Chief Financial Officer
                           of Vornado from 1985 to January 1998.

Brian M. Kurtz    50       Secretary and Treasurer from April 1998 to present;
                           Executive Vice President and Chief Administrative
                           Officer from July 1994 to April 1998 and Senior Vice
                           President and Chief Administrative Officer from March
                           1993 to July 1994. Mr. Kurtz has been an employee of
                           Vornado since April 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Equity and Related Stockholder Matters

      The common stock, par value $1.00 per share, of the Company is traded on the New York Stock Exchange under the symbol "ALX". Set forth below are the high and low sales prices for the Company's common stock for each full quarterly period within the two most recent years:

                                   High                             Low
                                   ----                             ---
     1st  Quarter 1998           $ 95 1/4                         $ 86 1/16
     2nd  Quarter 1998             93 15/16                         85 1/2
     3rd  Quarter 1998             93 1/8                           73 3/16
     4th  Quarter 1998             81 3/16                          72 1/8

                                   High                             Low
                                   ----                             ---
     1st  Quarter 1997           $ 79 3/8                         $ 62 1/2
     2nd  Quarter 1997             71 1/4                           65
     3rd  Quarter 1997             82 3/4                           70 3/8
     4th  Quarter 1997             92 3/8                           81 3/4

      As of December 31, 1998, there were approximately 1800 holders of record of the Company's common stock. The Company pays dividends only if, as and when declared by its Board of Directors. No dividends were paid in 1998 and 1997. In order to qualify as a REIT, the Company generally is required to distribute as a dividend 95% of its taxable income. At December 31, 1998, the Company had net operating loss carryovers ("NOL's") of approximately $163,000,000. Under the Internal Revenue Code of 1986, as amended, the Company's NOL's generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to stockholders.

Item 6. Selected Financial Data

        Summary of Selected Financial Data
        (Amounts in thousands, except per share data)

                                                                          Year Ended December 31,
                                              ------------------------------------------------------------------------------
                                                 1998              1997              1996             1995             1994
                                              ------------------------------------------------------------------------------
Operating data:
    Total revenues                            $   51,663       $  25,369         $   21,833       $  14,761        $  13,206
                                              ==========       =========         ==========       =========        =========

(Loss) income from continuing
  operations                                  $   (6,055)(4)   $   7,466(1)      $   13,097(2)    $  (7,696)       $   4,033

Income from discontinued
  operations                                          --              --             11,602          10,133               --
                                              ----------       ---------         ----------       ---------        ---------

Net (loss) income                             $   (6,055)      $   7,466         $   24,699       $   2,437        $   4,033
                                              ==========       =========         ==========       =========        =========

(Loss) income per common share:(3)
    Continuing operations                     $   (1.21)       $    1.49         $     2.62       $   (1.54)       $     .81
    Discontinued operations                          --               --               2.32            2.03               --
                                              ----------       ---------         ----------       ---------        ---------
    Net (loss) income per share               $   (1.21)       $    1.49         $     4.94       $     .49        $     .81
                                              ==========       =========         ==========       =========        =========

Balance sheet data:
    Total assets                              $  317,043       $ 235,074         $  211,585       $ 198,541        $ 109,419
    Real estate                                  239,157         191,733            181,005         150,435           84,658
    Debt                                         277,113         208,087            192,347         182,883           52,842
    Stockholders' equity (deficiency)              6,974          13,029              5,563         (19,136)         (21,573)

1. Includes a gain of $8,914,000 from the condemnation of a portion of the Paramus property net of the write-off of the carrying value of the building of $5,786,000.

2. Includes income from the gain on reversal of the Company's postretirement healthcare liability of $14,372,000.

3. Earnings per share is the same for all years' presented with and without dilution. For further discussion of earnings per share see notes to the consolidated financial statements.

4. Includes the write-off of the carrying value of the Lexington Avenue buildings of $15,096,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company had a net loss of $6,055,000 in the year ended December 31, 1998 as compared to net income of $7,466,000 in the prior year. The net loss for 1998 reflects a charge for the write-off of the carrying value of the Company's Lexington Avenue building of $15,096,000. The net income for 1997 reflects a net gain from condemnation proceedings of $8,914,000. Operating income, before depreciation and amortization and the effect of the straight-lining of property rentals for rent escalations, was $23,790,000 in 1998 as compared to $12,471,000 in 1997, an increase of $11,319,000.

      Details of the changes in the components of net income are discussed in the comparison of the years ended December 31, 1998 and December 31, 1997 below.

Results of Operations

   Continuing Operations - Years Ended December 31, 1998 and December 31, 1997

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture were $51,663,000 in 1998, compared to $25,369,000 in 1997, an increase of
$26,294,000.

      Property rentals were $35,151,000 in 1998, compared to $18,455,000 in 1997, an increase of $16,696,000. This increase resulted from:

                                                   Effective
                                                      Date
                                                      ----
     Rent from new tenants:
         Kings Plaza Regional Shopping Center     October 1997    $  4,440,000
         Rego Park I                              March and          1,391,000
                                                  May 1997
     Acquisition of the remaining 50%
         interest in the Mall                     June 1998          4,564,000
     Consolidation of Mall
         operations previously recorded on
         the equity method                        June 1998          4,564,000
     Caldor's rejection of its Fordham
         Road lease                               June 1997         (1,609,000)
     Parking lot revenue                                             2,749,000
     Other                                                             597,000
                                                                  ------------
                                                                  $ 16,696,000
                                                                  ============

      Tenant expense reimbursements were $13,993,000 in 1998, compared to $2,668,000 in 1997, an increase of $11,325,000. This increase reflects (i) corresponding increases in operating expenses passed through to tenants as a result of leases commencing subsequent to March 31, 1997 at the Rego Park I property, (ii) the commencement of operations of the Sears department store at the Kings Plaza Regional Shopping Center and (iii) the acquisition of the remaining 50% interest in the Mall and the resulting consolidation of its operations after June 18, 1998.

      The decreases in equity in income of unconsolidated joint venture resulted from the consolidation of the Mall's operations as noted above.

      Operating expenses were $20,132,000 in 1998, compared to $7,459,000 in 1997, an increase of $12,673,000. This increase resulted primarily from (i) real estate taxes which previously had been capitalized, being charged to income due to the commencement of operations of the Sears department store at the Kings Plaza Regional Shopping Center and (ii) the acquisition of the remaining 50% interest in the Mall and the resulting consolidation of the Mall's operations after June 18, 1998, partially offset by (iii) a $667,000 charge to bad debt expense in the prior year in connection with Caldor's rejection of its Fordham Road lease.

      General and administrative expenses were $4,079,000 in 1998, compared to $3,933,000 in 1997, an increase of $146,000.

      Depreciation and amortization expense increased in 1998, compared to 1997 as a result of the Kings Plaza Mall acquisition in June 1998 and the commencement of operations at the Kings Plaza Regional Shopping Center in October 1997.

      In September 1998, the Company commenced the process of razing the buildings at its Lexington Avenue property and accordingly, the carrying value of the buildings and related predevelopment costs of $15,096,000 were written-off.

      Interest and debt expense was $15,115,000 in 1998, compared to $13,430,000 in 1997, an increase of $1,685,000. Of this increase $1,215,000 resulted from less interest capitalized in 1998 and $470,000 resulted from higher average borrowings.

      Interest and other income was $993,000 in 1998, compared to $719,000 in 1997, an increase of $274,000. This increase resulted primarily from an increase in interest income this year due to higher average investments.

      In October 1997, Alexander's entered into an agreement, in lieu of condemnation, with the New Jersey Department of Transportation ("DOT") pursuant to which the DOT agreed to buy approximately 9 acres from the Company located on the periphery of its Paramus property for $14,700,000. In connection with this agreement, the Company recorded a gain of $8,914,000 in the fourth quarter of 1997 which reflects the proceeds net of the write-off of the book value of the building.

   Continuing Operations - Years Ended December 31, 1997 and December 31, 1996

      The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture were $25,369,000 in 1997, compared to $21,833,000 in 1996, an increase of $3,536,000.

      Property rentals were $18,455,000 in 1997, compared to $15,952,000 in 1996, an increase of $2,503,000. This increase resulted primarily from rent from leases commencing at the Rego Park I and Kings Plaza Regional Shopping Center properties in 1997 of $5,143,000, partially offset by the loss of $2,274,000 of rent resulting from Caldor's rejection of its Fordham Road lease in June 1997.

      Tenant expense reimbursements were $2,668,000 in 1997, compared to $1,872,000 in 1996, an increase of $796,000. This increase reflects a corresponding increase in operating expenses passed through to tenants as a result of (i) a full year of operations at the Rego Park I property this year compared to ten months in 1996 and (ii) the commencement of operations of the Sears department store at the Kings Plaza Regional Shopping Center.

      Equity in income of unconsolidated joint venture (the Kings Plaza Mall) was $4,246,000 in 1997, compared to $4,009,000 in 1996, an increase of $237,000.
This increase resulted primarily from an increase in rent from mall tenants of $973,000, partially offset by an accrual of $750,000 (the Company's 50% share) for estimated environmental remediation costs at the site.

      Operating expenses were $7,459,000 in 1997, compared to $5,562,000 in 1996, an increase of $1,897,000. This increase resulted primarily from a full year of operations at the Rego Park I property this year compared to ten months last year and the commencement of operations of the Sears department store at the Kings Plaza Regional Shopping Center.

      General and administrative expenses were $3,933,000 in 1997, compared to $4,402,000 in 1996, a decrease of $469,000. This decrease resulted primarily from lower professional fees.

      Depreciation and amortization expense was $2,714,000 in 1997, compared to $2,128,000 in 1996, an increase of $586,000. This increase resulted primarily from the commencement of operations at the Rego Park I and the Kings Plaza Regional Shopping Center properties.

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

Liquidity and Capital Resources

      In the aggregate, Alexander's current operating properties (five of its eight properties) do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the redevelopment properties, the Company expects that cash flow will become positive.

      In June, 1998, the Company increased its interest in the Kings Plaza Mall (the "Mall") to 100% by acquiring Federated Department Store's ("Federated") 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus, the Company has agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall and Federated agreed to certain modifications to the Kings Plaza Operating Agreement.

      In connection with the acquisition, the Company completed a $90,000,000 three-year mortgage loan with Union Bank of Switzerland. The loan is collateralized by the Company's interest in the Kings Plaza Regional Shopping Center and bears interest at LIBOR plus 1.25% (currently 6.79%). In addition to funding the acquisition, the proceeds from the borrowing were also used to repay $34,900,000 of debt ($32,000,000 of which was due in the next year). Further, the Company expects to increase this loan by $30,000,000 of which approximately $15,000,000 will be used to partially fund a renovation of the Mall (estimated to cost $30,000,000 in total) and $15,000,000 will be used to pay the liability to Federated noted above.

      The Company estimates that capital expenditure requirements for the redevelopment of its Paramus property, will approximate $100,000,000. The Company is evaluating development plans for the Lexington Avenue site, which may include a large multi-use building requiring capital in excess of $300,000,000 to be expended. While the Company anticipates that financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. In addition, it is uncertain as to when these projects will commence.

      Property rentals from Caldor, which filed for relief under Chapter 11 of the United States Bankruptcy Code in September 1995, represented approximately 7% and 22% of the Company's consolidated revenues for the years ended December 31, 1998 and 1997. In January 1999, Caldor announced that it is closing all of its stores. Caldor previously sub-leased its Flushing Store from the Company. Caldor rejected the Flushing lease effective March 29, 1999. The annual base rental under the lease was $2,963,000. The loss of property rental payments, if any, could have a material adverse effect on the Company's financial condition and results of operations. Caldor previously rejected its Fordham Road lease effective June 6, 1997 and accordingly, no longer pays rent. The annual base rental under this lease was $3,537,000.

      A summary of maturities of debt at December 31, 1998 is as follows:

            Year ended December 31,
            -----------------------
                     1999               $ 85,628,000
                     2000                 86,485,000
                     2001                 90,000,000
                     2002                         --
                     2003                 15,000,000
                                        ------------
                                        $277,113,000
                                        ============

      The Company's $75,000,000 loan, collateralized by a mortgage on its Rego Park I property, which was scheduled to mature on September 30, 1998, has been extended to April 30, 1999. The loan bears interest at LIBOR plus 1.00% (currently 6.03%) and is guaranteed by the Company. In connection with the loan extension, the Company paid a fee of 1/8%. The Company is in the final stages of refinancing this loan through the placement of long-term debt and expects to complete the refinancing by April 30, 1999.

      In addition, the Company's $65,000,000 loan from a bank and Vornado, which was scheduled to mature in March 1999, has been extended to March 2000. The blended interest rate has been reset from 11.50% to 12.00%.

      The Company's $10,000,000 loan, collateralized by a mortgage on its Paramus property, which was scheduled to mature on December 31, 1998 has been extended to June 30, 1999. The Company expects to repay this loan with $2,318,000 of Restricted cash reflected in the balance sheet and proceeds from a construction loan in connection with the redevelopment of the property.

      In October 1998, the limited partners, other than Alexander's, of the Seven Thirty One Limited Partnership (the "Partnership"), which owns the Company's Lexington Avenue property, exercised the right to put their remaining 7.64% interest to the Partnership in exchange for a five year $15,000,000 note. The note bears interest at Prime plus 1% (currently 8.75%) and is prepayable without penalty. Alexander's now owns 100% of this Partnership.

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

      Cash Flows

      Year Ended December 31, 1998

      Cash provided by operating activities of $5,461,000 was comprised of income after adjustments for non-cash items of $10,327,000, net of the change in operating assets and liabilities of $4,866,000. The adjustments for non-cash items are comprised of (i) the write-off of the carrying value of the Lexington Avenue building and related predevelopment costs of $15,096,000 and (ii) depreciation and amortization of $5,715,000, offset by (iii) the effect of straight-lining of rental income of $4,429,000.

      Net cash used in investing activities of $40,217,000 was primarily comprised of (i) $28,000,000 for the acquisition of the remaining 50% interest in the Kings Plaza Mall, (ii) the escrowing of cash from the condemnation of a portion of the Paramus property ($2,318,000) and cash from the proceeds from the Kings Plaza Regional Shopping Center loan ($5,212,000) which is restricted as to its use and (iii) capital expenditures of $19,387,000, partially offset by (iv) proceeds from the condemnation of a portion of the Paramus property of $14,700,000.

      Net cash provided by financing activities of $47,428,000 was comprised of
(i) proceeds from the issuance of debt on the Kings Plaza Regional Center of $90,000,000, offset by (ii) repayments of debt of $39,236,000 and (iii) debt issuance costs of $3,336,000.

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

      Year Ended December 31, 1996

      Cash provided by operating activities of $8,574,000 was comprised of net income of $24,699,000 (including income from discontinued operations of $11,602,000), offset by (i) adjustments for non-cash items of $14,023,000 (ii) the payment of liabilities of discontinued operations of $1,175,000, and (iii) the net change in operating assets and liabilities of $927,000. The adjustments for non-cash items are comprised of (i) the reversal of the Company's postretirement healthcare liability of $14,372,000, (ii) the change in other liabilities of discontinued operations of

$2,000,000, and (iii) the effect of straight-lining of rental income of $1,756,000, offset by (iv) depreciation and amortization of $4,105,000.

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

Funds from Operations for the Years Ended December 31, 1998 and 1997

      Funds from operations were $7,674,000 in the year ended December 31, 1998, an increase of $8,641,000 over the prior year. The following table reconciles funds from operations and net (loss) income:

                                                      1998              1997
                                                  ------------     ------------
     Net (loss) income                            $ (6,055,000)    $  7,466,000

     Depreciation and amortization of
           real property                             4,289,000        2,714,000

     Straight-lining of property rentals
           for rent escalations                     (4,102,000)      (1,821,000)

     Leasing fees paid in excess
           of expense recognized                    (1,994,000)      (2,144,000)

     Write-off of the carrying value of the
           Lexington Avenue buildings
           and related predevelopment costs         15,096,000               --

     Proportionate share of adjustments
           to equity in income of previously
           unconsolidated joint venture to
           arrive at funds from operations             440,000        1,732,000

     Net gain from condemnation proceedings                --        (8,914,000)
                                                  ------------     ------------
                                                  $  7,674,000     $   (967,000)
                                                  ============     ============

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

                                            1998                1997
                                     --------------      --------------
     Operating activities            $    5,461,000      $   (1,454,000)
     Investing activities            $  (40,217,000)     $  (16,877,000)
     Financing activities            $   47,428,000      $   15,542,000

      Year 2000 Issues

      The Company is managed by Vornado Realty Trust. Vornado has advised the Company that Vornado initiated its Year 2000 compliance programs and information systems modifications in early 1998 to ensure that its systems and key processes will remain functional. Vornado expects this objective to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier and other third-party interfaces. In certain cases, Vornado will be relying on statements from outside vendors as to the Year 2000 readiness of its systems.

      The Company is not aware of any operational systems within its control that are not Year 2000 compliant. In the event that a third-party service is interrupted due to a Year 2000 issue, the Company will seek to obtain such service from another third-party provider.

      Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. The Company does not have any other components of income which need to be presented in a reconciliation to Comprehensive Income.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      The Company has no material exposure to market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

                           Index to Financial Statements
                                                                          Page
                                                                         Number
                                                                         ------

     Independent Auditors' Report                                          21

     Consolidated Balance Sheets at December 31, 1998 and 1997             22

     Consolidated Statements of Operations for the
        Years Ended December 31, 1998, 1997 and 1996                       24

     Consolidated  Statements of Stockholders' Equity (Deficiency)
     for the
        Years Ended December 31, 1998, 1997 and 1996                       25

     Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1998, 1997 and 1996                       26

     Notes to Consolidated Financial Statements                            27


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
  of Alexander's, Inc.
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 29, 1999

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)
================================================================================

                                                                    December 31,
                                                              ----------------------
                                                                   1998       1997
                                                              ----------------------
ASSETS:
Real estate, at cost:
  Land                                                        $  83,957    $  45,571
  Buildings, leaseholds and leasehold improvements              149,054      123,612
  Capitalized expenses and predevelopment costs                  57,675       47,163
                                                              ---------    ---------
   Total                                                        290,686      216,346
  Less accumulated depreciation and amortization                (51,529)     (35,224)
                                                              ---------    ---------
                                                                239,157      181,122
  Investment in unconsolidated joint venture                         --       10,611
                                                              ---------    ---------
Real estate, net                                                239,157      191,733

Cash and cash equivalents                                        15,363        2,691
Restricted cash                                                   9,402        1,872
Receivable arising from condemnation proceedings                     --       14,700
Accounts receivable, net of allowance for doubtful accounts
  of $841 and $147 in 1998 and 1997                               3,303        1,064
Receivable arising from the straight-lining of rents, net        13,036        7,805
Deferred lease and other property costs                          27,921       12,443
Deferred debt expense                                             2,693          783
Other assets                                                      6,168        1,983
                                                              ---------    ---------

TOTAL ASSETS                                                  $ 317,043    $ 235,074
                                                              =========    =========

                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   (amounts in thousands except share amounts)
================================================================================

                                                                    December 31,
                                                              ----------------------
                                                                   1998       1997
                                                              ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Debt (including $45,000 due to Vornado Realty Trust)          $ 277,113    $ 208,087
Amounts due to Vornado Realty Trust and its affiliate             5,840        6,888
Accounts payable and accrued liabilities                         10,113        4,174
Minority interest                                                    --          600
Other liabilities                                                17,003        2,296
                                                              ---------    ---------
   TOTAL LIABILITIES                                            310,069      222,045
                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock:  no par value; authorized, 3,000,000
   shares; issued, none
Common stock: $1.00 par value per share;  authorized,
10,000,000 shares;
   issued, 5,173,450 shares                                       5,174        5,174
Additional capital                                               24,843       24,843
Deficiency                                                      (22,083)     (16,028)
                                                              ---------    ---------
                                                                  7,934       13,989
Less treasury shares, 172,600 shares at cost                       (960)        (960)
                                                              ---------    ---------
Total stockholders' equity                                        6,974       13,029
                                                              ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 317,043    $ 235,074
                                                              =========    =========

                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)
================================================================================

                                                                  Year Ended December 31,
                                                             --------------------------------
                                                                1998        1997        1996
                                                             --------------------------------
Revenues:
Property rentals                                             $ 35,151    $ 18,455    $ 15,952
Expense reimbursements                                         13,993       2,668       1,872
Equity in income of unconsolidated joint venture                2,519       4,246       4,009
                                                             --------    --------    --------
Total revenues                                                 51,663      25,369      21,833
                                                             --------    --------    --------

Expenses:
   Operating (including management fee of $1,060, $840 and
    $840 to Vornado)                                           20,132       7,459       5,562

   General and administrative (including management
    fee of $2,160 to Vornado in each year)                      4,079       3,933       4,402
   Depreciation and amortization                                4,289       2,714       2,128
                                                             --------    --------    --------
Total expenses                                                 28,500      14,106      12,092
                                                             --------    --------    --------

Operating income                                               23,163      11,263       9,741

Interest and debt expense (including interest on loan
   from Vornado)                                              (15,115)    (13,430)    (13,934)
Interest and other income, net                                    993         719       2,918
Write-off of the carrying value of the
   Lexington Avenue buildings and related
   predevelopment costs                                       (15,096)         --          --
Net gain from condemnation proceedings                             --       8,914          --
Gain on reversal of liability for post-retirement
   healthcare benefits                                             --          --      14,372
                                                             --------    --------    --------

(Loss) income from continuing operations                       (6,055)      7,466      13,097
Income from discontinued operations                                --          --      11,602
                                                             --------    --------    --------

NET (LOSS) INCOME                                            $ (6,055)   $  7,466    $ 24,699
                                                             ========    ========    ========

Net (loss) income per share (basic and diluted):
   Continuing operations                                     $  (1.21)   $   1.49    $   2.62
   Discontinued operation                                          --          --        2.32
                                                             --------    --------    --------
   Net (loss) income                                         $  (1.21)   $   1.49    $   4.94
                                                             ========    ========    ========

                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (amounts in thousands)
================================================================================

                                                                                         Stockholders'
                                                Additional                   Treasury       Equity
                                 Common Stock     Capital      Deficiency     Stock      (Deficiency)
                                 ------------     -------      ----------     -----      ------------
Balance, January 1, 1996          $  5,174       $ 24,843     $  (48,193)    $   (960)    $ (19,136)

Net income                              --             --         24,699           --        24,699
                                  --------       --------     ----------     --------     ---------
Balance, December 31, 1996           5,174         24,843        (23,494)        (960)        5,563

Net income                              --             --          7,466           --         7,466
                                  --------       --------     ----------     --------     ---------
Balance, December 31, 1997           5,174         24,843        (16,028)        (960)       13,029

Net loss                                --             --         (6,055)          --        (6,055)
                                  --------       --------     -----------    --------     ----------
Balance, December 31, 1998        $  5,174       $ 24,843     $  (22,083)    $   (960)    $   6,974
                                  ========       ========     ===========    =========    =========

                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
================================================================================

                                                                  Year Ended December 31,
                                                             --------------------------------
                                                                1998        1997        1996
                                                             ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations                 $ (6,055)   $  7,466    $ 13,097
Adjustments to reconcile net (loss) income to
  net cash provided by (used in) continuing
  operating activities:
  Depreciation and amortization (including debt
      issuance costs)                                           5,715       4,494       4,105
  Gain on reversal of postretirement healthcare liability          --          --     (14,372)
  Straight-lining of rental income, net                        (4,429)     (1,821)     (1,756)
  Write-off of the carrying value of the Lexington
    Avenue building and related predevelopment costs           15,096          --          --
  Net gain from condemnation proceedings                           --      (8,914)         --
Change in assets and liabilities:
  Accounts receivable                                          (1,935)       (863)        (21)
  Distributions (less than) in excess of equity in income
  of unconsolidated joint venture                                (386)      2,002         133
  Amounts due to Vornado Realty Trust and its affiliate        (1,048)     (1,905)     (2,094)
  Liability for postretirement healthcare benefits                 --          --      (1,154)
  Accounts payable and accrued liabilities                      1,313         (73)       (143)
  Other                                                        (2,810)     (1,514)      2,352
                                                             --------    --------    --------
Net cash provided by (used in) operating activities
  of continuing operations                                      5,461      (1,128)        147
                                                             --------    --------    --------

Income from discontinued operations                                --          --      11,602
Payment of liabilities of discontinued operations                  --        (326)     (1,175)
Change in other liabilities of discontinued operations             --          --      (2,000)
                                                             --------    --------    --------
Net cash (used in) provided by discontinued operations             --        (326)      8,427
                                                             --------    --------    --------

Net cash provided by (used in) operating activities             5,461      (1,454)      8,574
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition  of Kings Plaza Mall,  net of  liabilities of
  $1,905                                                      (28,000)         --          --
Additions to real estate                                      (19,387)    (20,625)    (32,314)
Collection of condemnation proceeds                            14,700          --          --
Cash restricted for construction financing                     (5,212)      3,203       2,057
Cash restricted for operating liabilities                      (2,318)        545       9,228
                                                             --------    --------    --------
Net cash used in investing activities                         (40,217)    (16,877)    (21,029)
                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                               90,000      16,667      10,527
Debt repayments                                               (39,236)       (926)     (1,063)
Deferred debt expense                                          (3,336)       (199)         --
                                                             --------    --------    --------
Net cash provided by financing activities                      47,428      15,542       9,464
                                                             --------    --------    --------

Net increase (decrease) in cash and cash equivalents           12,672      (2,789)     (2,991)
Cash and cash equivalents at the beginning of the period        2,691       5,480       8,471
                                                             --------    --------    --------
Cash and cash equivalents at the end of the period           $ 15,363    $  2,691    $  5,480
                                                             ========    ========    ========

SUPPLEMENTAL INFORMATION
Cash payments for interest                                   $ 21,553    $ 20,729    $ 20,140
                                                             ========    ========    ========
Capitalized interest                                         $  7,864    $  9,079    $  8,552
                                                             ========    ========    ========

      1998 amounts exclude an increase in real estate of $14,400 and debt of $15,000 and a reduction in minority interest of $600 as a result of the Company acquiring a partnership interest.

                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. ORGANIZATION AND BUSINESS

      Alexander's is a real estate investment trust engaged in the business of leasing, managing, developing and redeveloping real estate properties, focusing on the properties where its department stores (which ceased operations in 1992) formerly operated. Alexander's activities are conducted through its manager, Vornado. The Company's properties are located in mature, densely populated areas in New York City and Paramus, New Jersey.

      In the aggregate, Alexander's current operating properties (five of its eight properties) do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the development properties, the Company expects that cash flow will become positive.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

      The Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties over its remaining useful life on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset.

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

      The net basis in the Company's assets and liabilities for tax purposes is approximately $72,000,000 lower than the amount reported for financial statement purposes.

      Amounts Per Share -Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Options outstanding were not dilutive in any period.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3. ACQUISITION OF KINGS PLAZA MALL AND RELATED FINANCING TRANSACTIONS

      On June 18, 1998, the Company increased its interest in the Kings Plaza Mall (the "Mall") to 100% by acquiring Federated Department Store's ("Federated") 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus, the Company has agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall and Federated agreed to certain modifications to the Kings Plaza Operating Agreement. The Company has accrued this liability as part of "Other liabilities" and the consideration as part of "Deferred lease and other property costs" on the Consolidated Balance Sheet. Prior to June 18, 1998, the Company owned a 50% interest in the Mall (since it was built in 1970) and had accounted for this investment under the equity method. This acquisition was recorded under the purchase method of accounting. The purchase cost was allocated to the acquired assets and assumed liabilities based on the fair value as of the closing date, based on valuations and other studies which are not yet complete. Accordingly, the initial valuation is subject to change as such information is finalized. The Company believes that any such change will not be significant since the allocation was principally to real estate.

      In connection with the acquisition, the Company completed a $90,000,000 three-year mortgage loan with Union Bank of Switzerland. The loan is collateralized by the Company's interest in the Kings Plaza Regional Shopping Center and bears interest at LIBOR plus 1.25% (currently 6.79%). In addition to funding the acquisition, the proceeds from the borrowings were also used to repay $34,900,000 of debt ($32,000,000 of which was due in the next year). Further, the Company expects to increase this loan by $30,000,000 of which approximately $15,000,000 will be used to partially fund a renovation of the Mall and $15,000,000 will be used to pay the liability to Federated noted above.

      Set forth below is the unaudited pro forma condensed consolidated statements of operations data for the Company for the years ended December 31, 1998 and 1997 as if the acquisition of the Kings Plaza Mall and the related financing transactions had occurred on January 1, 1997.

(Amounts in thousands, except per share amounts)

                                      Pro Forma For The Year Ended December 31
                                      ----------------------------------------
                                                1998            1997
                                              --------        --------
     Revenues                                 $ 63,309         $51,476
                                              ========         =======

     Net (loss) income                        $ (2,859)        $10,157
                                              =========        =======

     Net  (loss)  income  per share -         $   (.57)        $  2.03
     basic and diluted                        ========         =======

Summary financial information for the Kings Plaza Mall prior to the acquisition is as follows:


                                      For The Period From   Year Ended December 31,
                                        January 1, 1998     -----------------------
                                       to June 17, 1998      1997             1996
                                      -------------------    ----             ----
     Operating revenue                   $14,085,000     $30,203,000      $26,530,000
                                         -----------     -----------      -----------
     Operating costs                       8,481,000      19,040,000        6,511,000
     Depreciation and amortization           715,000       1,418,000        1,269,000
     Interest expense                        283,000         710,000          838,000
                                         -----------     -----------      -----------
                                           9,479,000      21,168,000       18,618,000
                                         -----------     -----------      -----------
     Operating income                    $ 4,606,000     $ 9,035,000      $ 7,912,000
                                         ===========     ===========      ===========
     Assets                              $31,000,000     $33,400,000      $35,400,000
                                         ===========     ===========      ===========

     Liabilities                         $12,300,000     $15,200,000      $16,300,000
                                         ===========     ===========      ===========

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

4. DISCONTINUED OPERATIONS

      The Company recorded income from discontinued operations of $11,602,000 in 1996, of which $9,602,000 resulted from the settlement of tax certiorari proceedings and $2,000,000 resulted from the reduction of other liabilities of discontinued operations to amounts considered necessary to cover the remaining estimates of these liabilities.

5. DEBT

      Debt comprises:

                                                         December 31,
                                                 ---------------------------
                                                      1998           1997
                                                 ------------  -------------
     First mortgage loan, secured by the
       Company's Fordham Road property (1)       $ 22,113,000   $ 22,684,000

     First mortgage loan, secured by
       Company's Paramus property (2)              10,000,000     13,591,000

     Term loans (3)                                65,000,000     75,000,000

     Construction loan, secured by the
       Company's Rego Park I property (4)          75,000,000     75,000,000

     Secured note (5)                              15,000,000     21,812,000

     First mortgage loan, secured by
       the Company's Kings Plaza
       Regional Shopping Center (6)                90,000,000             --
                                                 ------------   ------------

                                                 $277,113,000   $208,087,000
                                                 ============   ============

      (1)   The loan bears interest at LIBOR plus 4.25% (9.87% at December 31,
            1998) and matures in February 2000. Beginning in 1998, all cash flow of the property (presently zero) after debt service, will further amortize the loan. The loan is prepayable without penalty.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

      (2) The loan which was scheduled to mature on December 31, 1998 has been extended to June 30, 1999. The loan bears interest at 2.50% above the one-year U.S. Treasury bill rate (7.65% at December 31, 1998). In March 1998, the Company prepaid $3,591,000 of the loan with a portion of the proceeds from the condemnation of a portion of the property, reducing the principal balance of the loan to $10,000,000.

      (3) The term loan which was scheduled to mature in March 1999, has been extended to March 2000. The blended interest rate has been reset from 11.50% to 12.00%. The loan is secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent, except for the Kings Plaza Regional Shopping Center. These liens are subordinate to first mortgages. The loan is comprised of two separate notes of $45,000,000 to Vornado and $20,000,000 to a bank. During 1998 the Company reduced the principal balance due the bank by $10,000,000. The loan is prepayable quarterly without penalty. Under the terms of the loan, no dividends can be paid unless required to maintain Real Estate Investment Trust ("REIT") status.

      (4) The Company's $75,000,000 loan, collateralized by a mortgage on its Rego Park I property, which was scheduled to mature on September 30, 1998, has been extended to April 30, 1999. The loan bears interest at LIBOR plus 1.00% (currently 6.03%) and is guaranteed by the Company. In connection with the loan extension, the Company paid a fee of 1/8%. The Company is in the final stages of refinancing this loan through the placement of long-term debt and expects to complete the refinancing by April 30, 1999.

      (5) The $21,812,000 note to the former Alexander's partners in the Lexington Avenue property matured and was repaid during 1998. The note of $15,000,000 as of December 31, 1998 is secured by a third mortgage on the Lexington Avenue property. The note bears annual interest at Prime plus 1% (currently 8.75%) and is prepayable without penalty.

      (6) The Company's mortgage loan matures on June 1, 2001 and is secured by a mortgage on the Kings Plaza Regional Shopping Center and guaranteed by the Company. The loan bears interests at LIBOR plus 1.25% (currently 6.79%).

      A summary of maturities of debt at December 31, 1998, is as follows:

            Year ended December 31,
            -----------------------
                     1999               $ 85,628,000
                     2000                 86,485,000
                     2001                 90,000,000
                     2002                         --
                     2003                 15,000,000
                                        ------------
                                        $277,113,000
                                        ============

      All of the Company's debt is secured by mortgages and/or pledges of the stock of subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $239,157,000 at December 31, 1998.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

      Future base rental revenue under these noncancellable operating leases is as follows:

            Year Ending                              Total
            December 31,                            Amounts
            ------------                        -------------
                1999                            $  34,163,000
                2000                               33,521,000
                2001                               32,398,000
                2002                               31,335,000
                2003                               30,973,000
             Thereafter                           424,993,000

      The following tenants accounted for more than 10% of the Company's consolidated revenues:

                               Years Ended December 31,
                              --------------------------
                              1998       1997       1996
                              -----  ----------  -------
     Sears                    28%        31%        23%
     Caldor                    7%        22%        36%

      In September 1995, Caldor filed for relief under Chapter 11 of the United States Bankruptcy Code. In January 1999, Caldor announced that it is closing all of its stores. Caldor previously sub-leased its Flushing Store from the Company. Caldor rejected the Flushing lease effective March 29, 1999. The annual base rental under the lease was $2,963,000. The loss of property rental payments, if any, could have a material adverse affect on the Company's financial condition and results of operations. Caldor previously rejected its Fordham Road lease effective June 6, 1997 and accordingly, no longer pays rent. The annual base rental under this lease was $3,537,000.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

As Lessee

      The Company is a tenant under a long-term lease for the Flushing property which expires on January 31, 2027. Future minimum lease payments under the operating lease are as follows:

            Year Ending                              Total
            December 31,                            Amounts
            ------------                        -------------
                1999                            $     331,000
                2000                                  331,000
                2001                                  331,000
                2002                                  331,000
                2003                                  331,000
             Thereafter                             4,693,000

      Rent expense was $331,000, $331,000 and $496,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

7. INCOME TAXES

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

      The Company has reported NOL carryovers for federal tax purposes of approximately $163,000,000 at December 31, 1998, expiring from 2005 to 2012. The Company also had investment tax and targeted jobs tax credits of approximately $3,000,000 expiring in 2002 through 2005.

8. RELATED PARTY TRANSACTIONS

      Steven Roth is Chief Executive Officer and a Director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado Realty Trust ("Vornado"). Interstate owns 27.1% of the outstanding common stock of the Company and owns 15.2% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 1.9% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 21.3% of the outstanding common shares of beneficial interest of Vornado. Vornado owns 29.3% of the outstanding common stock of the Company.

      The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

      The annual management fee payable by the Company to Vornado is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, plus (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum. The leasing agreement provides for the Company to pay a fee to Vornado equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset, and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by tenants, the Company owes Vornado $5,145,000 at December 31, 1998. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the Commissions occurred, if later.

      The Company owes Vornado $45,000,000, the subordinated tranche of a $65,000,000 secured financing. The Company incurred interest on the loan of $6,486,000, $7,214,000 and $7,517,000 for the years ended December 31, 1998,
1997 and 1996, of which $4,008,000, $4,851,000 and $3,989,000 was capitalized.
The loan to Vornado Currently bears interest at 14.18%.

9. COMMITMENTS AND CONTINGENCIES

      Lexington Avenue

      The Company is in the process of razing the existing buildings which is expected to be completed by April 1999 and is evaluating redevelopment plans for this site, which may include developing a large multi-use building requiring capital in excess of $300,000,000 to be expended. No development decisions have been finalized. In September 1998, the carrying value of the buildings and related predevelopment costs of $15,096,000 were written-off.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

      In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and other hydrocarbons in the soil and groundwater. The Study recommends a remedial approach, but agreement has not yet been reached with the New York State Department of Environmental Conservation ("NYDEC") on the finalization of the approach. The Center has accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Center could incur additional obligations.

      Such contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Center intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Center has not recorded an asset as of December 31, 1998 for potential recoveries of environmental remediation costs from other parties.

      Letters of Credit

      Approximately $3,900,000 in standby letters of credit were issued at December 31, 1998. Of this amount $3,000,000 was cancelled in February 1999.

10. STOCK OPTION PLAN

      Under the Omnibus Stock Plan (the "Plan"), approved by the Company's stockholders on May 22, 1996, directors, officers, key employees, employees of Vornado Realty Trust and any other person or entity as designated by the Omnibus Stock Plan Committee are eligible to be granted incentive share options and non-qualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant, vest on a graduated basis, becoming fully vested 60 months after grant and expire ten years after grant. The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 1998.

      If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro forma amounts below, for the years ended December 31, 1998, 1997 and 1996:

                                         1998           1997            1996
                                         ----           ----            ----
     Net (loss) income:
           As reported                $(6,055,000)   $7,466,000      $24,699,000
           Pro-forma                  $(8,009,000)   $5,512,000      $24,495,000

     Net (loss) income per share
      applicable to common
      shareholders:
           As reported                $   (1.21)     $    1.49       $      4.94
           Pro-forma                  $   (1.60)     $    1.10       $      4.90

      The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants in the period ended December 31, 1996 (no options were granted in the years ended December 31, 1998 and 1997):

     Expected Volatility               19%
     Expected Life                10 years
     Risk-free interest rate          5.9%
     Expected dividend yield            0%

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

      A summary of the Plan's status, and changes during the years ended December 31, 1998 and 1997, are presented below:

                                   December 31, 1998             December 31, 1997
                                -------------------------    --------------------------
                                         Weighted-Average              Weighted-Average
                                Shares    Exercise Price     Shares      Exercise Price
                                -------  ----------------  ----------  ----------------
Outstanding at January 1        350,000     $  73.88         350,000          73.88
Granted                              --           --             --       $      --
Exercised                            --           --             --              --
                                -------     --------         -------      ---------

Outstanding at December 31      350,000     $  73.88         350,000      $   73.88
                                =======     ========         =======      =========

      The following table summarizes information about options outstanding under the Plan at December 31, 1998:

     Exercise price                                                $    73.88
     Options outstanding:
          Number outstanding at December 31, 1998                     350,000
          Weighted-average remaining contractual life               7.9 Years
          Weighted-average exercise price                          $    73.88
     Options exercisable:
          Number exercisable at December 31, 1998                     140,000
          Weighted-average exercise price                          $    73.88

     Shares available for future grant at December 31, 1998 were 700,000.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

11. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                                         December 31,
                                                          ------------------------------------------
                                                             1998             1997            1996
                                                          -----------      -----------    ----------
Numerator:
     (Loss) income from continuing operations             $(6,055,000)     $ 7,466,000    $13,097,000
                                                          ===========      ===========    ===========

Denominator:
     Denominator for basic (loss) earnings per share -
        weighted average shares                             5,000,850        5,000,850      5,000,850
     Effect of dilutive securities:
        Employee stock options                                     --            8,302             --
                                                          -----------      -----------    -----------

     Denominator for diluted earnings per share -
        adjusted weighted average shares and
        assumed conversions                                 5,000,850        5,009,152      5,000,850
                                                          ===========      ===========    ===========

Basic and diluted (loss) earnings per share               $     (1.21)     $      1.49    $      2.62
                                                          ===========      ===========    ===========

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
     (amounts in thousands except per share amounts)

                                                    Year Ended                                           Year Ended
                                                 December 31, 1998                                     December 31, 1997
                                   --------------------------------------------        ---------------------------------------------
                                                   Quarter Ended                                         Quarter Ended
                                   --------------------------------------------        ---------------------------------------------
                                   Mar. 31    June 30     Sept. 30      Dec. 31        Mar. 31     June 30    Sept. 30    Dec. 31
                                   -------    -------     --------      -------        -------     -------    --------    -------
Total Revenues                     $ 8,007    $ 9,473    $ 16,201      $ 17,982        $ 5,998    $  6,761     $ 6,016    $ 6,594
                                   =======    =======    ========      ========        =======    ========     =======    =======
Net (loss) income                  $   922    $ 1,116    $(11,942)(2)  $  3,849        $  (208)   $    183     $  (135)   $ 7,626(3)
                                   =======    =======    ========      ========        ========   ========     =======    =======

(Loss) income per common share
  (basic and diluted) (1)          $   .18    $   .22     $(2.39)      $    .77        $  (.04)   $    .04     $  (.03)   $  1.52
                                   =======    =======     =======      ========        ========   ========     =======    =======


(1) The total for the year may differ from the sum of the quarters as a result of weighting.

(2) Includes the write-off of the carrying value of the Lexington Avenue buildings of $15,096,000.

(3) Includes gain of $8,914,000 from the condemnation of a portion of the Paramus property net of the write-off of the carrying value of the buildings of $5,786,000.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information relating to directors and executive officers of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1998, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears on page 11 of this Annual Report on Form 10-K.

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

                                                                   Pages in this
                                                                   Annual Report
                                                                   on Form 10-K
                                                                   -------------
 Schedule III - Real Estate and Accumulated Depreciation                42

            All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

            3.    Exhibits

             See Exhibit Index on page 44

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

                                         ALEXANDER'S, INC.


                                         By:   /s/ Joseph Macnow
                                               ---------------------------------
                                               Joseph Macnow, Vice President,
                                               Chief Financial Officer

                                         Date: March 29, 1999
                                               ---------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                                    Title                   Date
  ---------                                    -----                   ----

/s/ Steven Roth                   Chief Executive Officer         March 29, 1999
---------------------------       and Director
Steven Roth                       (Principal Executive Officer)


/s/ Thomas R. DiBenedetto         Director                        March 29, 1999
---------------------------
Thomas R. DiBenedetto


/s/ Michael D. Fascitelli         Director                        March 29, 1999
---------------------------


/s/ David Mandelbaum              Director                        March 29, 1999
---------------------------
David Mandelbaum


/s/  Stephen Mann                 Director                        March 29, 1999
---------------------------
Stephen Mann


/s/ Arthur I. Sonnenblick         Director                        March 29, 1999
---------------------------
Arthur I. Sonnenblick


/s/ Neil Underberg                Director                        March 29, 1999
---------------------------
Neil Underberg


/s/ Richard West                  Director                        March 29, 1999
---------------------------
Richard West


/s/ Russell B. Wight, Jr.         Director                        March 29, 1999
---------------------------
Russell B. Wight, Jr.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                             (amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                        Column A      Column B      Column C        Column D               Column E        Column F      Column G
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Gross Amount
                                                                                            at which
                                                     Initial                               Carried at
                                                     Cost to                                Close of
                                                   Company (2)        Cost                   Period-       Capitalized
                                                    Building,      Capitalized              Buildings,      Expenses
                                                    Leaseholds     Subsequent               Leasehold       and Pre-
                                                  and Leasehold        to                 and Leaseholds   development
    Description       Encumbrances      Land       Improvements   Acquisition(3)   Land    Improvements      Costs       Total(3)
    -----------       ------------      ----       ------------   --------------   ----    ------------      -----       --------
Commercial
Property:
New York City,
  New York:
Fordham Rd.             $ 22,113      $ 2,301       $ 9,258              --       $ 2,301     $ 9,258            --     $ 11,559
Third Avenue                  --        1,201         4,437              --         1,201       4,437            --        5,638
Rego Park I               75,000        1,647         8,953         $56,794         1,647      65,747            --       67,394
Rego Park II                  --        3,906         1,467             428         3,906       1,566       $   329        5,801
Flushing                      --           --         1,660              --            --       1,660            --        1,660
Lexington Ave.            15,000       14,432        12,355          67,536        48,379          --        45,944       94,323
Flatbush Ave.
 and Avenue U             90,000          497         9,542          79,026        24,483      64,582            --       89,065
                         -------       ------       -------         -------       -------     -------       -------      -------

Total New York           202,113       23,984        47,672         203,784        81,917     147,250        46,273      275,440


New Jersey
 - Paramus                10,000        1,441            --           8,528         1,441          --         8,528        9,969

Other Properties              --          599         1,804           2,874           599       1,804         2,874        5,277
                                       ------       -------         -------       -------     -------       -------      -------

Other secured debt         65,000(1)
                         --------
TOTAL                    $277,113      $26,024      $49,476         $215,186      $ 83,957    $149,054      $57,675     $290,686
                         ========      =======      =======         ========      ========    ========      =======     ========

--------------------------------------------------------------------------------
                       Column H       Column I     Column J
--------------------------------------------------------------------------------

                                                                   Life on Which
                       Accumulated                                  Depreciation
                      Depreciation                               in Latest Income
                          and           Date of        Date        Statement is
    Description       Amortization   Construction   Acquired(2)      Computed
    -----------       ------------   ------------   -----------      --------
Commercial
Property:
New York City,
  New York:
Fordham Rd.             $ 6,878          1933          1992         4-40 years
Third Avenue              3,112          1928          1992           13 years
Rego Park I              12,199          1959          1992         6-40 years
Rego Park II              1,450          1965          1992         5-39 years
Flushing                  1,660          1975(4)       1992        10-22 years
Lexington Ave.               --            --          1992          --
Flatbush Ave.
 and Avenue U            24,424          1970          1992        20-40 years
                        -------

Total New York           49,723


New Jersey
 - Paramus                   --            --          1992           --

Other Properties          1,806          Various       1992         7-25 years
                        -------

Other secured debt

TOTAL                   $51,529
                        =======

(1) The loan, which was scheduled to mature in March 1999, has been extended to March 2000. The loan is secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent, except for the Kings Plaza Regional Shopping Center. These liens are subordinate to first mortgages.

(2) Initial cost is as of May 15, 1992 (the date on which the Company commenced real estate operations) unless acquired subsequent to that date. See Column J.

(3) The net basis in the Company's assets and liabilities for tax purposes is approximately $72,000,000 lower than the amount reported for financial statement purposes.

(4)   Date represents lease acquisition date.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)

                                                                    December 31,
                                                              ----------------------
                                                                   1998       1997
                                                              ----------  ----------
REAL ESTATE:
Balance at beginning of period                                $ 216,346    $ 207,767
Additions during the period:
    Buildings, leaseholds and
    leasehold improvements                                       16,117       16,569
Acquisition of remaining 50% interest in the
    Kings Plaza Mall (the "Acquisition")                         29,905
Reclassification of 50% investment of joint venture
    due to the Acquisition                                       31,453           --

Capitalized expenses and predevelopment costs                    15,715        4,056
                                                             ----------   ----------
                                                                309,536      228,392
Less:  Write-off of the Paramus property                             --      (12,046)
       Write-off Lexington Avenue buildings                     (18,850)          --
                                                            -----------   ----------

Balance at end of period                                      $ 290,686    $ 216,346
                                                             ==========   ==========

ACCUMULATED DEPRECIATION:

Balance at beginning of period                                $  35,224    $  39,375

Reclassification of 50% investment of joint venture
    due to the Acquisition                                       16,955           --

    Additions charged to operating
     expenses                                                     3,104        2,109
                                                             ----------   ----------
                                                                 55,283       41,484
Less:  Write-off of the Paramus property                             --       (6,260)
       Write-off of the Lexington Avenue buildings               (3,754)          --
                                                            -----------   ----------

Balance at end of period                                      $  51,529    $  35,224
                                                             ==========   ==========

                                Index to Exhibits

         The following is a list of all exhibits filed as part of this Report:

Exhibit No.      Document                                                                      Page
-----------      --------                                                                      ----
3(i)             Certificate of Incorporation, as amended. Incorporated herein by reference * from Exhibit 3.0 to the Registrant's Current
                 Report on Form 8-K dated September 21, 1993.

3(ii)            By-laws, as amended. Incorporated herein by reference from
                 Exhibit 3.1 * to the Registrants Form 10-Q for the quarter ended September 30, 1996.

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

----------
*     Incorporated by reference

Exhibit No.      Document                                                                      Page
-----------      --------                                                                      ----
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

----------
*     Incorporated by reference

Exhibit No.      Document                                                                      Page
-----------      --------                                                                      ----
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

10(iii)(B)       Employment Agreement, dated February 9, 1995, between the Company              *
                 and Stephen Mann.  Incorporated herein by reference from Exhibit
                 10(iii)(B) to the Registrant's Form 10-K for the fiscal year ended
                 December 31, 1994.

10(iv)(A)        Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997.               *
                 Incorporated herein by reference from Exhibit 10 to the Registrant's
                 Form 10-Q for the fiscal quarter ended June 30, 1997.

12               Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed            48
                 Charges and Preferred Stock Dividend Requirements.

13               Not applicable.

16               Not applicable.

18               Not applicable.

19               Not applicable.

21               Subsidiaries of Registrant.                                                    49

22               Not applicable.

23               Consent by independent auditors to incorporation by reference.                 50

----------
*     Incorporated by reference

Exhibit No.      Document                                                                      Page
-----------      --------                                                                      ----
25               Not applicable.

27               Financial Data Schedule.                                                       51

29               Not applicable.