Form 10-Q
period 1999-03-31
ALEXANDERS INC
filed 1999-05-12
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 16


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      MARCH 31, 1999
                              ------------------------------------------------

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

                                 (201) 587-8541
              (Registrant's telephone number, including area code)

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

                                 [ ] Yes [ ] No

        As of May 1, 1999 there were 5,000,850 common shares outstanding.

                                ALEXANDER'S, INC.

                                      INDEX


                                                                                                    Page Number
                                                                                                    -----------
PART I.          FINANCIAL INFORMATION:

        Item 1.    Financial Statements:

                   Consolidated Balance Sheets as of March 31, 1999
                   and December 31, 1998...........................................................      3

                   Consolidated Statements of Operations for the Three
                   Months Ended March 31, 1999 and March 31, 1998..................................      4

                   Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 1999 and March 31, 1998..................................      5

                   Notes to Consolidated Financial Statements......................................      6

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................................      9

        Item 3.    Quantitative and Qualitative
                   Disclosures about Market Risk...................................................     13


PART II.           OTHER INFORMATION:


        Item 6.    Exhibits and Reports on Form 8-K................................................     14


Signatures         ................................................................................     15

Exhibit Index      ................................................................................     16

Exhibit 27         ................................................................................     17


PART I.  FINANCIAL INFORMATION

                                ALEXANDER'S INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

    (amounts in thousands except share amounts)

                                                           MARCH 31,       DECEMBER 31,
                                                             1999             1998
                                                          ---------        ----------
ASSETS:
Real estate, at cost:
     Land                                                 $  83,957         $  83,957
     Buildings leaseholds and improvements                  149,145           149,054
     Capitalized expenses and predevelopment
         costs                                               61,680            57,675
                                                          ---------         ---------
               Total                                        294,782           290,686
     Less accumulated depreciation and
         amortization                                       (52,429)          (51,529)
                                                          ---------         ---------
     Real estate, net                                       242,353           239,157

Cash and cash equivalents                                    15,076            15,363
Restricted cash                                               8,855             9,402

Accounts receivable, net of allowance for doubtful
  accounts of $684 in 1999 and $841 in 1998                   4,065             3,303
Receivable arising from the straight-lining
  of rents, net                                              11,060            13,036
Deferred lease and other property costs                      26,018            27,921
Deferred debt expense                                         2,574             2,693
Other assets                                                  6,870             6,168
                                                          ---------         ---------
TOTAL ASSETS                                              $ 316,871         $ 317,043
                                                          =========         =========


                                                 MARCH 31,       DECEMBER 31,
                                                  1999             1998
                                                ---------        -----------
 LIABILITIES AND SHAREHOLDERS' EQUITY:

Debt (including $45,000 due to Vornado)         $ 276,962         $ 277,113
Amounts due to Vornado Realty Trust and
     its affiliate                                  4,153             5,840
Accounts payable and accrued liabilities           10,354            10,113
Other liabilities                                  16,953            17,003
                                                ---------         ---------

     TOTAL LIABILITIES                            308,422           310,069
                                                ---------         ---------

Commitments and contingencies
Stockholders' Equity:
                                                    5,174             5,174
Common stock; $1.00 par value per share;
     authorized 10,000,0000 shares;
     issued 5,173,450
Additional capital                                 24,843            24,843
Deficit                                           (20,608)          (22,083)
                                                ---------         ---------
                                                    9,409             7,934

Less treasury shares, 172,600 shares
      at cost                                        (960)             (960)
                                                ---------         ---------
Total shareholders' equity                          8,449             6,974
                                                ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                     $ 316,871         $ 317,043
                                                =========         =========

                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (amounts in thousands except per share amounts)

                                                                    FOR THE THREE MONTHS ENDED
                                                                    --------------------------
                                                                  MARCH 31, 1999   MARCH 31, 1998
                                                                  --------------   -------------
Revenues:
     Property rentals ......................................        $ 11,388         $  5,631
     Expense reimbursements ................................           5,235              998
     Equity in income of unconsolidated
         joint venture .....................................            --              1,378
                                                                    --------         --------
Total revenues .............................................          16,623            8,007
                                                                    --------         --------

Expenses:
     Operating (including management fee to Vornado of $327
         and $210 in 1999 and 1998) ........................           8,996            2,020
     General and administrative (including
         management fee to Vornado of $540 in 1998 and 1999)             979              866
     Depreciation and amortization .........................           1,338              798
                                                                    --------         --------
Total expenses .............................................          11,313            3,684
                                                                    --------         --------

Operating income ...........................................           5,310            4,323

Interest and debt expense
     (including interest on loan from Vornado) .............          (3,761)          (3,665)
Other, net .................................................             (74)             264
                                                                    --------         --------

Net income .................................................        $  1,475         $    922
                                                                    ========         ========

Net income per share (basic and diluted) ...................        $    .29         $    .18
                                                                    ========         ========


                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                         FOR THE THREE MONTHS ENDED
                                                                         --------------------------
                                                                       MARCH 31, 1999    MARCH 31, 1998
                                                                       --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..................................................        $  1,475         $    922
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization
     (including debt issuance costs) ............................           1,749            1,169
    Straight-lining of rental income ............................          (1,024)            (898)
    Write-off of the asset arising from the straight-lining
     of rents ...................................................           3,000             --
Change in assets and liabilities:
    Accounts receivable .........................................            (762)             589
    Amounts due to Vornado Realty Trust and its affiliate .......            (427)            (527)
    Accounts payable and accrued liabilities ....................             241               92
    Other liabilities from discontinued operations ..............             (50)             (58)
    Note receivable .............................................            --             14,700
    Investment in excess of equity in income
     of unconsolidated joint venture ............................            --                (98)
    Other .......................................................            (340)          (1,994)
                                                                         --------         --------

Net cash provided by operating activities .......................           3,862           13,897
                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate ....................................          (4,096)          (3,603)
    Cash restricted for construction and development ............             469           (6,326)
    Cash restricted for operating liabilities ...................             (79)             (11)
                                                                         --------         --------
Net cash used in investing activities ...........................          (3,706)          (9,940)
                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt repayments .............................................            (151)          (3,729)
    Deferred debt expense .......................................            (292)            (219)
                                                                         --------         --------
    Net cash used in financing activities .......................            (443)          (3,948)
                                                                         --------         --------

Net (decrease) increase in cash and cash equivalents ............            (287)               9
Cash and cash equivalents at beginning of period ................          15,363            2,691
                                                                         --------         --------

Cash and cash equivalents at end of period ......................        $ 15,076         $  2,700
                                                                         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of
     $2,245 and $1,765) .........................................        $  5,595         $  5,060
                                                                         ========         ========

                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999, and the consolidated statements of cash flows for the three months ended March 31, 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.


2. ACQUISITION OF KINGS PLAZA MALL

     On June 18, 1998, the Company increased its interest in the Kings Plaza Mall (the "Mall") to 100% by acquiring Federated Department Store's ("Federated") 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus the Company has agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall and Federated agreed to certain modifications to the Kings Plaza Operating Agreement.

     Set forth below is the pro forma condensed consolidated statement of operations data for the Company for the three months ended March 31, 1998 as if the acquisition of the Kings Plaza Mall and the related financing transactions had occurred on January 1, 1998.

         Revenues ...............................        $14,734,000
                                                         ===========

         Net income .............................        $ 1,788,000
                                                         ===========

         Net income per share - basic and diluted        $       .35
                                                         ===========

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. RELATIONSHIP WITH VORNADO REALTY TRUST ("Vornado")

      Vornado owns 29.3% of the Company's Common Stock. The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company incurred fees of $1,679,000 and $1,563,000 in each of the three month periods ended March 31, 1999 and 1998. In addition, Vornado is due $3,448,000 at March 31, 1999 under the leasing agreement, subject to the payment of rents by tenants.

      The Company is indebted to Vornado in the amount of $45,000,000, the subordinated tranche of a $65,000,000 secured financing. The Company incurred interest on its loan from Vornado of $1,561,000 and $1,718,000 in the three months ended March 31, 1999 and 1998, of which $1,164,000 and $907,000 was capitalized.


4. LEASES

       In the first quarter of 1999, Caldor closed all of its stores. Caldor previously sub-leased its Flushing store from the Company. Caldor rejected the Flushing lease effective March 29, 1999. In connection therewith the Company wrote-off the $3,000,000 asset arising from the straight-lining of Caldor's rent.


5. COMMITMENTS AND CONTINGENCIES

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


6. EARNINGS PER SHARE

     The following table set for the computation of basic and diluted earnings per share:

                                                                             FOR THE THREE MONTHS ENDED
                                                                             --------------------------
                                                                          MARCH 31, 1999    MARCH 31, 1998
                                                                          --------------    --------------
         Numerator:
            Net income .............................................        $1,475,000        $  922,000
                                                                            ==========        ==========
         Denominator:
            Denominator for basic earnings per share --
             weighted average shares ...............................         5,000,850         5,000,850
            Effect of dilutive securities:
             Employee stock options ................................             1,183            67,335
                                                                            ----------        ----------

         Denominator for diluted earnings per share --
            adjusted weighted average shares and assumed conversions         5,002,033         5,068,185
                                                                            ==========        ==========

         Basic and diluted earnings per share ......................        $      .29        $      .18
                                                                            ==========        ==========

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company had net income of $1,475,000 in the quarter ended March 31, 1999, compared to $922,000 in the quarter ended March 31, 1998, an increase of $553,000. Operating income, before depreciation and amortization and the effect of the straight-lining of property rentals for rent escalations, was $5,624,000 in 1999, compared to $4,384,000 in 1998, an increase of $1,240,000.

         Property rentals were $11,388,000 in quarter ended March 31, 1999, compared to $5,631,000 in the quarter ended March 31, 1998, an increase of $5,757,000. This increase resulted from:

                                                          Effective
                                                             Date             Amount
                                                          ---------         ----------
         Rent from new tenants                                              $  615,000
         Acquisition of the remaining 50%
             interest in the Kings Plaza Mall             June 1998          2,646,000
         Consolidation of 50% interest in the
             Kings Plaza Mall previously recorded
             on the equity method                         June 1998          2,646,000
         Other                                                                (150,000)
                                                                            ----------
                                                                            $5,757,000
                                                                            ==========

         Tenant expense reimbursements were $5,235,000 in the quarter ended March 31, 1999, compared to $998,000 in the quarter ended March 31, 1998, an increase of $4,237,000. This increase resulted primarily from the acquisition of the remaining 50% interest in the Kings Plaza Mall and the resulting consolidation of the Mall's operations after June 18, 1998.

         The decrease in equity in income of unconsolidated joint venture resulted from the consolidation of the Mall's operations as noted above.

         Operating expenses were $8,996,000 in the quarter ended March 31, 1999, compared to $2,020,000 in the quarter ended March 31, 1998, an increase of $6,976,000. Of this increase: (i) $4,064,000 is attributable to the acquisition of the remaining 50% interest in the Kings Plaza Mall and the resulting consolidation of the Mall's operations after June 18, 1998 and (ii) $3,000,000 resulted from the write-off of the asset arising from the straight-lining of rents due to Caldor's rejection of its Flushing lease.

         General and administrative expenses were $979,000 in the quarter ended March 31, 1999, compared to $866,000 in the quarter ended March 31, 1998.

         Depreciation and amortization expense increased primarily as a result of the Kings Plaza Mall acquisition in June 1998.

         Interest and debt expense was $3,761,000 in the quarter ended March 31, 1999, compared to $3,665,000 in the quarter ended 1998, an increase of $96,000. The increase results from higher average debt in 1999, partially offset by a greater amount of interest capitalized on redevelopment projects.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         In the aggregate, Alexander's current operating properties (five of the eight properties) do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of redevelopment. As rents commence from a portion of the redevelopment properties, the Company expects that cash flow will become positive.

    In connection with the acquisition of the remaining 50% interest in the Kings Plaza Mall, the Company completed a $90,000,000 three-year mortgage loan with Union Bank of Switzerland. The Company expects to increase this loan by $30,000,000 of which approximately $15,000,000 will be used to partially fund a renovation of the Mall (estimated to cost $30,000,000 in total) and $15,000,000 will be used to pay its liability to Federated.

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

         In the first quarter of 1999, Caldor closed all of its stores. Caldor previously sub-leased its Flushing Store from the Company. Caldor rejected the Flushing lease effective March 29, 1999. The annual base rental under the lease was $2,963,000.

         On May 12, 1999, the Company, through a newly formed subsidiary, completed an $82,000,000 refinancing of its subsidiary's Rego Park I property and repaid the then existing $75,000,000 debt on the property from the proceeds of the new loan. The new 10-year debt, which is an obligation of the subsidiary, matures in May 2009 and bears interest at 7.25%.

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


    CASH FLOWS

    Three Months Ended March 31, 1999

    Cash provided by operating activities of $3,862,000 was comprised of (i) net income of $1,475,000, (ii) non-cash items of $3,725,000, offset by (iii) the net change in operating assets and liabilities of $1,338,000. The adjustments for non-cash items are comprised of (i) the write-off of the asset arising from the straight-lining of rents of $3,000,000 and (ii) depreciation and amortization of $1,749,000, offset by (iii) the effect of straight-lining of rental income of $1,024,000.

    Net cash used in investing activities of $3,706,000 was primarily comprised of capital expenditures.

    Net cash used in financing activities of $443,000 was comprised primarily of
(i) debt issuance costs of $292,000 and (ii) repayments of debt of $151,000.

    Three Months Ended March 31, 1998

    Cash provided by operating activities of $13,897,000 was comprised of (i) net income of $922,000, (ii) proceeds from the condemnation of a portion of the Paramus property of $14,700,000 and (iii) non-cash items of $271,000, offset by
(iv) the net change in operating assets and liabilities of $1,169,000, offset by the effect of straight-lining of rental income of $898,000.

    Net cash used in investing activities of $9,940,000 was primarily comprised of (i) cash from the condemnation of a portion of the Paramus property restricted for construction and development of $6,326,000 and (ii) capital expenditures of $3,603,000.

    Net cash used in financing activities of $3,948,000 was comprised primarily of repayments of debt.

Funds from Operations for the Three Months Ended March 31, 1999 and 1998

         Funds from operations was $4,679,000 in the three months ended March 31, 1999, an increase of $4,116,000 over the prior year. The following table reconciles funds from operations and net income:

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                            1999                 1998
                                                        -----------         -----------
         Net income                                     $ 1,475,000         $   922,000
         Depreciation and amortization of
               real property                              1,338,000             798,000
         Straight-lining of property rentals
               for rent escalations                      (1,024,000)           (898,000)
         Leasing fees paid in excess
               of expense recognized                       (110,000)           (490,000)
         Proportionate share of adjustments
               to equity in income of previously
               unconsolidated joint venture to
               arrive at funds from operations                 --               231,000
         Write-off of asset arising from the
               straight-lining of rents                   3,000,000                --
                                                        -----------         -----------
                                                        $ 4,679,000         $   563,000
                                                        ===========         ===========

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

                                         Three months Ended March 31,
                                         ----------------------------
                                         1999               1998
                                     -----------          ------------
         Operating activities        $  3,862,000         $ 13,897,000
                                     ============         ============

         Investing activities        $ (3,706,000)        $ (9,940,000)
                                     ============         ============

         Financing activities        $   (443,000)        $ (3,948,000)
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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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




                                                      ALEXANDER'S, INC.
                                               --------------------------------
                                                        (Registrant)



Date:  May 12, 1999                                   /s/ Joseph Macnow
                                               --------------------------------
                                               Joseph Macnow, Vice President,
                                               Chief Financial Officer

                                ALEXANDER'S, INC.

                                  EXHIBIT INDEX
                                                                   PAGE NUMBER
                                                                        IN
                                                                    SEQUENTIAL
         EXHIBIT NO.                                                NUMBERING
         -----------                                                ---------


            27           Financial Data Schedule                    17