Form 10-Q
period 1999-06-30
ALEXANDERS INC
filed 1999-08-11
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 15


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 1999

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________________  to ________________________

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

                                 [ ] Yes [ ] No

           As of August 9, 1999 there were 5,000,850 common shares outstanding.

                                ALEXANDER'S, INC.

                                      INDEX

                                                                        Page Number
                                                                        -----------
PART I.    FINANCIAL INFORMATION:

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1998..................................          3

             Consolidated Statements of Operations for the Three
             and Six Months Ended June 30, 1999 and June 30, 1998...          4

             Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1999 and June 30, 1998...........          5

             Notes to Consolidated Financial Statements.............          6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................          8

     Item 3. Quantitative and Qualitative
             Disclosures about Market Risk..........................         12


PART II.     OTHER INFORMATION:


     Item 4. Submission of Matters to a Vote of Security Holders....         13

     Item 6. Exhibits and Reports on Form 8-K.......................         13


Signatures   .......................................................         14

Exhibit Index.......................................................         15


   PART I.  FINANCIAL INFORMATION

                                ALEXANDER'S INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share amounts)

                                                                    JUNE 30,             DECEMBER 31,
                                                                      1999                  1998
                                                                   ---------             ---------
ASSETS:

Real estate, at cost:
     Land                                                          $  83,957             $  83,957
     Buildings, leaseholds and improvements                          149,849               149,054
     Capitalized expenses and predevelopment
         costs                                                        64,897                57,675
                                                                   ---------             ---------
               Total                                                 298,703               290,686
     Less accumulated depreciation and
         amortization                                                (53,294)              (51,529)
                                                                   ---------             ---------
     Real estate, net                                                245,409               239,157


Cash and cash equivalents                                             15,109                15,363
Restricted cash                                                        6,755                 9,402
Accounts receivable, net of allowance for
     doubtful accounts of $523 in 1999 and $841 in 1998                3,196                 3,303
Receivable arising from the straight-lining
     of rents, net                                                    11,763                13,036
Deferred lease and other property costs                               25,591                27,921
Deferred debt expense                                                  3,764                 2,693
Other assets                                                           2,820                 6,168
                                                                   ---------             ---------

TOTAL ASSETS                                                       $ 314,407             $ 317,043
                                                                   =========             =========


                                                      JUNE 30,          DECEMBER 31,
                                                       1999                  1998
                                                     ---------            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Debt (including $45,000 due to Vornado)             $ 273,807             $ 277,113
Amounts due to Vornado Realty Trust and
     its affiliate                                      3,592                 5,840
Accounts payable and accrued liabilities                9,269                10,113
Other liabilities                                      16,953                17,003
                                                    ---------             ---------


     TOTAL LIABILITIES                                303,621               310,069
                                                    ---------             ---------

Commitments and contingencies
Stockholders' Equity:
Common stock; $1.00 par value per share;
     authorized 10,000,0000 shares;
     issued 5,173,450                                   5,174                 5,174
Additional capital                                     24,843                24,843
Deficit                                               (18,271)              (22,083)
                                                    ---------             ---------
                                                       11,746                 7,934

Less treasury shares, 172,600 shares
      at cost                                            (960)                 (960)
                                                    ---------             ---------
Total stockholders' equity                             10,786                 6,974
                                                    ---------             ---------


TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                         $ 314,407             $ 317,043
                                                    =========             =========


                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


(amounts in thousands except per share amounts)


                                                            FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                  ENDED                             ENDED
                                                        JUNE 30,         JUNE 30,          JUNE 30,         JUNE 30,
                                                          1999             1998             1999             1998
                                                        --------         --------         --------         --------
Revenues:
   Property rentals                                     $ 10,758         $  6,720         $ 22,146         $ 12,351
   Expense reimbursements                                  5,279            1,612           10,514            2,610
   Equity in income of unconsolidated
      joint venture                                           --            1,141               --            2,519
                                                        --------         --------         --------         --------
Total revenues                                            16,037            9,473           32,660           17,480
                                                        --------         --------         --------         --------

Expenses:
   Operating (including management fee to
     Vornado of $347 and $210 each for the
     three months ended in 1999 and 1998;
     $674 and $420 each for the six months
     ended in 1999 and 1998)                               7,455            2,993           16,451            5,013
   General and administrative (including
     management fee to Vornado of $540 and
     $1,080 each for the three and six months
     ended in 1999 and 1998, respectively)                   942            1,371            1,921            2,237
   Depreciation and amortization                           1,292              893            2,630            1,691
                                                        --------         --------         --------         --------
Total expenses                                             9,689            5,257           21,002            8,941
                                                        --------         --------         --------         --------

Operating income                                           6,348            4,216           11,658            8,539

Interest and debt expense
   (including interest on loan due to Vornado)           (4,339)          (3,260)          (8,100)          (6,925)
Interest and other income, net                               327              160              253              424
                                                        --------         --------         --------         --------

Net income                                              $  2,336         $  1,116         $  3,811         $  2,038
                                                        ========         ========         ========         ========

Net income per share - basic                            $    .47         $    .22         $    .76         $    .41
                                                        ========         ========         ========         ========

Net income per share - diluted                          $    .47         $    .22         $    .76         $    .40
                                                        ========         ========         ========         ========


                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                            FOR THE SIX MONTHS ENDED
                                                                            -------------------------
                                                                            JUNE 30,         JUNE 30,
                                                                              1999             1998
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .....................................................        $  3,811         $  2,038
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization
     (including debt issuance costs) ...............................           3,709            2,290
    Straight-lining of rental income ...............................          (1,727)          (2,723)
    Write-off of the asset arising from the straight-lining of rents           3,000               --
Change in assets and liabilities:
    Accounts receivable ............................................           3,187           (1,548)
    Investment in excess of equity in income
     of unconsolidated joint venture ...............................              --             (386)
    Amounts due to Vornado Realty Trust and its affiliate ..........            (716)            (704)
    Accounts payable and accrued liabilities .......................            (844)           1,018
    Other liabilities ..............................................             (50)             (67)
    Other ..........................................................             199              114
                                                                            --------         --------


Net cash provided by operating activities ..........................          10,569               32
                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate .......................................          (8,017)          (6,711)
    Cash restricted for construction and development ...............           2,668          (10,349)
    Cash restricted for operating liabilities ......................             (21)             (43)
    Acquisition of Kings Plaza Mall ................................              --          (28,000)
    Collection of condemnation proceeds ............................              --           14,700
                                                                            --------         --------
Net cash used in investing activities ..............................          (5,370)         (30,403)
                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of debt ...............................................          82,000           90,000
    Debt repayments ................................................         (85,306)         (38,584)
    Deferred debt expense ..........................................          (2,147)          (2,722)
                                                                            --------         --------
Net cash (used in) provided by financing activities ................          (5,453)          48,694
                                                                            --------         --------

Net (decrease) increase in cash and cash equivalents ...............            (254)          18,323
Cash and cash equivalents at beginning of period ...................          15,363            2,691
                                                                            --------         --------

Cash and cash equivalents at end of period .........................        $ 15,109         $ 21,014
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of
     $4,458 and $3,721) ............................................        $ 11,479         $ 10,073
                                                                            ========         ========


                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Balance Sheet as of June 30, 1999, the Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

    Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

    Set forth below is the unaudited pro forma condensed consolidated operating data for the Company for the six months ended June 30, 1998 as if the acquisition of the Kings Plaza Mall and the related financing transactions had occurred on January 1, 1998. (Amounts in thousands, except per share amounts)

      Revenues                                    $  30,600
                                                  =========

      Net income                                 $    3,700
                                                 ==========

      Net income per share - basic               $      .75
                                                 ==========

      Net income per share - diluted             $      .74
                                                 ==========


3. RELATIONSHIP WITH VORNADO REALTY TRUST ("Vornado")

    Vornado owns 29.3% of the Company's Common Stock. The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company incurred fees of $1,700,000 and $1,563,000 in each of the three month periods ended June 30, 1999 and 1998 and $3,380,000 and $3,126,000 in each of the six month periods ended June 30, 1999 and 1998. In addition, Vornado is due $2,896,000 at June 30, 1999 under the leasing agreement, subject to the payment of rents by tenants.

    The Company is indebted to Vornado in the amount of $45,000,000, the subordinated tranche of a $65,000,000 secured financing. The Company incurred interest on its loan from Vornado of $1,613,000 and $1,578,000 in the three months ended June 30, 1999 and 1998, of which $1,053,000 and $902,000 were capitalized. Interest on the loan was $3,174,000 and $3,296,000 in the six months ended June 30, 1999 and 1998, of which $2,217,000 and $1,809,000 were capitalized.

                              ALEXANDER'S, INC.
                              AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LEASES

     In the first quarter of 1999, Caldor closed all of its stores. Caldor previously sub-leased its Flushing store from the Company. Caldor rejected the Flushing lease effective March 29, 1999. In connection therewith the Company wrote-off the $3,000,000 asset arising from the straight-lining of Caldor's rent.

5. COMMITMENTS AND CONTINGENCIES

     In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and other hydrocarbons in the soil and groundwater. The Study recommends a remedial approach, but agreement has not yet been reached with the New York State Department of Environmental Conservation ("NYDEC") on the finalization of the approach. In 1997, the Center accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates, the Company has accrued an additional $500,000 in the quarter ended June 30, 1999. If the NYDEC insists on a more extensive remediation approach, the Center could incur additional obligations.

     Such contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of June 30, 1999 for potential recoveries of environmental remediation costs from other parties.

6. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:


                                               FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                      ENDED                      ENDED
                                                      -----                      -----
                                             JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                               1999          1998          1999          1998
                                              ------        ------        ------        ------
Numerator:
  Net income .........................        $2,336        $1,116        $3,811        $2,038
                                              ======        ======        ======        ======

Denominator:
  Denominator for basic earnings per
  share -
   weighted average shares ...........         5,001         5,001         5,001         5,001
  Effect of dilutive securities:
   Employee stock options ............            20            61             8            65
                                              ------        ------        ------        ------

Denominator for diluted earnings per
  share -
  adjusted weighted average shares and
  assumed conversions ................         5,021         5,062         5,009         5,066
                                              ======        ======        ======        ======

Net income per share - basic .........        $  .47        $  .22        $  .76        $  .41
                                              ======        ======        ======        ======

Basic and diluted earnings per share .        $  .47        $  .22        $  .76        $  .40
                                              ======        ======        ======        ======

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The Company had net income of $2,336,000 in the quarter ended June 30, 1999, compared to $1,116,000 in the quarter ended June 30, 1998, an increase of $1,220,000 and $3,811,000 for the six months ended June 30, 1999, compared to $2,038,000 for the six months ended June 30, 1998, an increase of $1,773,000. Operating income before depreciation and amortization and the effect of the straight-lining of property rentals for rent escalations, was $6,710,000 in the quarter ended June 30, 1999, compared to $4,226,000 in the quarter ended June 30, 1998, an increase of $2,484,000 and $12,334,000 for the six months ended June 30, 1999 compared to $8,449,000 for the six months ended June 30, 1998 an increase of $3,885,000.

      Property rentals were $10,758,000 in the quarter ended June 30, 1999, compared to $6,720,000 in the quarter ended June 30, 1998, an increase of $4,038,000 and $22,146,000 for the six months ended June 30, 1999, compared to $12,351,000 for the six months ended June 30, 1998, an increase of $9,795,000. These increases resulted from:

                                                                                  FOR THE              FOR THE
                                                                                THREE MONTHS         SIX MONTHS
                                                            EFFECTIVE              ENDED               ENDED
                                                               DATE            JUNE 30, 1999       JUNE 30, 1999
                                                            ---------          -------------       -------------
      Rent from new tenants ........................          Various           $   516,000         $ 1,132,000
      Acquisition of additional 50%
         interest in the Kings Plaza Mall...........        June 1998             4,758,000           9,978,000
      Caldor's rejection of its Flushing
         lease .....................................        April 1999             (844,000)           (844,000)
      Closure of parking operations at the
      Lexington Avenue property ....................                               (306,000)           (481,000)
      Other ........................................                                (86,000)             10,000
                                                                                -----------         -----------
                                                                                $ 4,038,000         $ 9,795,000
                                                                                ===========         ===========

      Tenant expense reimbursements were $5,279,000 in the quarter ended June 30, 1999 compared to $1,612,000 in the prior year's quarter, an increase of $3,667,000. Tenant expense reimbursements were $10,514,000 for the six months ended June 30, 1999, compared to $2,610,000 for the prior year's six months, an increase of $7,904,000. These increases resulted primarily from the acquisition of the remaining 50% interest in the Kings Plaza Mall (the Mall) and the resulting consolidation of the Mall's operations after June 18, 1998.

      The decrease in equity in income of unconsolidated joint venture resulted from the consolidation of the Mall's operations as noted above.

      Operating expenses were $7,455,000 in the quarter ended June 30, 1999, compared to $2,993,000 in the prior year's quarter, an increase of $4,462,000. Operating expenses were $16,451,000 for the six months ended June 30, 1999, compared to $5,013,000 in the prior year's six months, an increase of $11,438,000. These increases resulted primarily from the acquisition of the remaining 50% interest in the Kings Plaza Mall and the resulting consolidation of the Mall's operations after June 18, 1998, partially off-set by a decrease in the operating expenses relating to the closure of the parking operations at the Lexington Avenue property. In addition, operating expenses for the six months ended June 30, 1999 includes $3,000,000 resulting from the write-off of the asset arising from the straight-lining of rents due to Caldors rejection of its Flushing lease.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      General and administrative expenses were $942,000 in the quarter ended June 30, 1999, compared to $1,371,000 in the prior year's quarter, a decrease of $429,000. General and administrative expenses were $1,921,000 for the six months ended June 30, 1999, compared to $2,237,000 in the prior year's six months, a decrease of $316,000. These decreases resulted primarily from lower professional fees.

      Depreciation and amortization expense increased primarily as a result of the Kings Plaza Mall acquisition in June 1998.

      Interest and debt expense was $4,339,000 in the quarter ended June 30, 1999, compared to $3,260,000 in the prior year's quarter, an increase of $1,079,000. Interest and debt expense was $8,100,000 for the six months ended June 30, 1999, compared to $6,925,000 in the prior year's six months, an increase of $1,175,000. These increases resulted primarily from higher average debt.

      Interest and other income was $327,000 in the quarter ended June 30, 1999, compared to $160,000 in the prior year's quarter, an increase of $167,000. Interest and other income was $253,000 for the six months ended June 30, 1999, compared to $424,000 in the prior year's six-months, a decrease of $171,000. The changes resulted from higher average investments this year, off-set by the write-off of leasing commissions at the Flushing property in the first quarter of 1999.


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

   In connection with the acquisition of the remaining 50% interest in the Kings Plaza Mall in June 1998, the Company obtained a $90,000,000 three-year mortgage loan with Union Bank of Switzerland. On August 9, 1999 the Company increased the availability under this mortgage loan by $30,000,000 of which $15,000,000 will be used to partially fund a renovation of the Mall (estimated to cost $32,000,000) and $15,000,000 will be used to pay its liability to Federated ($2,100,000 has been paid as of July 31, 1999). The Company is required to supply a completion guarantee of the renovation which is limited to $17,000,000.

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


   CASH FLOWS

   Six Months Ended June 30, 1999

      Cash provided by operating activities of $10,569,000 was comprised of (i) net income of $3,811,000, (ii) non-cash items of $4,982,000, off-set by (iii) the net change in operating assets and liabilities of $1,776,000. The adjustments for non-cash items are comprised of (i) the write-off of the asset arising from the straight-lining of rents of $3,000,000 and (ii) depreciation and amortization of $3,709,000, off-set by (iii) the effect of straight-lining of rental income of $1,727,000.

      Net cash used in investing activities of $8,017,000 was primarily comprised of capital expenditures.

      Net cash used in financing activities of $5,453,000 resulted from proceeds of $82,000,000 from the refinancing of its subsidiary's Rego Park I property off-set by (i) the repayment of the then existing $75,000,000 debt on the property, (ii) repayment of the $10,000,000 debt on the Paramus property and
(iii) an increase in debt issuance costs of $2,147,000.

   Six Months Ended June 30, 1998

      Cash provided by operating activities of $32,000 was comprised of (i) net income of $2,038,000, off-set by (ii) non-cash items of $433,000, and (iii) the net change in operating assets and liabilities of $1,573,000. The adjustments for non-cash items are comprised of the effect of straight-lining of rental income of $2,723,000, off-set by depreciation and amortization of $2,290,000.

      Net cash used in investing activities of $30,403,000 was primarily comprised of (i) $28,000,000 for the acquisition of the remaining 50% interest in the Kings Plaza Mall, (ii) the escrowing of cash from the condemnation of a portion of the Paramus property ($5,341,000) and cash from the proceeds from the Kings Plaza Shopping Center loan ($5,008,000) which is restricted as to its use and (iii) capital expenditures of $6,711,000, partially off-set by (iv) proceeds from the condemnation of a portion of the Paramus property of $14,700,000.

      Net cash provided by financing activities of $48,694,000 was comprised of
(i) proceeds from the issuance of debt on the Kings Plaza Center of $90,000,000, off-set by (ii) repayments of debt of $38,584,000 and (iii) debt issuance costs of $2,722,000.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funds from Operations for the Three and Six Months Ended June 30, 1999 and 1998

      Funds from operations were $2,146,000 in the quarter ended June 30, 1999, compared to $838,000 in the prior year's quarter, an increase of $1,308,000. Funds from operations were $6,825,000 in the six months ended June 30, 1999, compared to $1,401,000 in the prior year's six months, an increase of $5,424,000. The following table reconciles funds from operations and net income.

                                                       For The Three Months Ended                For The Six Months Ended
                                                    ---------------------------------       ---------------------------------
                                                    June 30, 1999       June 30, 1998       June 30, 1999       June 30, 1998
                                                    -------------       -------------       -------------       -------------
      Net income ............................        $ 2,336,000         $ 1,116,000         $ 3,811,000         $ 2,038,000
      Depreciation and amortization of
            real property ...................          1,292,000             893,000           2,630,000           1,691,000
      Straight-lining of property rentals
            for rent escalations ............           (930,000)           (883,000)         (1,954,000)         (1,781,000)
      Leasing fees paid in excess
            of expense recognized ...........           (552,000)           (497,000)           (662,000)           (987,000)
      Proportionate share of adjustments
            to equity in income of previously
            unconsolidated joint venture to
            arrive at funds from operations .                 --             209,000                  --             440,000
      Write-off of asset arising from the
            straight-lining of rents ........                 --                  --           3,000,000                  --
                                                     -----------         -----------         -----------         -----------
                                                     $ 2,146,000         $   838,000         $ 6,825,000         $ 1,401,000
                                                     ===========         ===========         ===========         ===========

      The number of shares that should be used for determining funds from operations per share is the number used for basic and diluted earnings per share. (See Note 6 of Notes to Consolidated Financial Statements.)

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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  For The Three Months Ended                For The Six Months Ended
                                  ---------------------------               ------------------------
                              June 30, 1999      June 30, 1998       June 30, 1999        June 30, 1998
                              -------------      -------------       -------------        -------------
Operating activities       $      6,707,000    $        835,000   $     10,569,000     $          32,000
                           ================    ================   ================     =================

Investing activities       $     (1,664,000)   $    (35,163,000)  $     (5,370,000)    $     (30,403,000)
                           ================    ================   ================     =================

Financing activities       $     (5,010,000)   $     52,642,000   $     (5,453,000)    $      48,694,000
                           ================    ================   ================     =================

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

   Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At June 30, 1999, the Company had $126,807,000 of variable rate debt at a weighted average interest rate of 7.02% and $147,000,000 of fixed rate debt bearing interest at a weighted average interest rate of 9.35%. A one - percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,268,000 decrease in the Company's annual net income ($
 .25 per basic and diluted share).

                                ALEXANDER'S, INC.



     PART II.    OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 2, 1999, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (i) for the election of the three nominees listed in the Proxy Statement to serve on the on the Board of Directors for a term of three years, or until their respective successors are duly elected and qualify and (ii) an amendment to Alexander's Omnibus Stock Plan (the "Plan") which would authorize the allocation of an additional 500,000 shares of Common Stock to be reserved for issuance and sale under the Plan. The three nominees were elected and the amendment to the Plan was approved. The results of the voting are show below:

        Election of Directors:

                                                       Votes Cast
                                                       Against or
               Directors            Votes Cast For      Withheld
               ---------            --------------      --------
        Arthur Sonnenblick             4,224,109         24,308
        Russell B. Wight, Jr.          4,224,209         24,208
        Neil Underberg                 4,137,509        110,908


        Amendment to Omnibus Stock Plan:

                                                       Votes Cast
                                                       Against or
                                    Votes Cast For      Withheld
                                    --------------      --------
                                       3,292,062        547,185


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.


             (b)    Reports on Form 8-K:

                    None

\                                ALEXANDER'S, INC.


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       ALEXANDER'S, INC.
                                                -------------------------------
                                                         (Registrant)



Date: August 9, 1999                                 /s/ Joseph Macnow
                                                ------------------------------
                                                Joseph Macnow, Vice President,
                                                Chief Financial Officer

                                ALEXANDER'S, INC.

                                  EXHIBIT INDEX



      The following is a list of all exhibits filed as part of this Report:

Exhibit No.                                                                                                  Page
-----------                                                                                                  ----
3(i)                Certificate of Incorporation, as amended. Incorporated                                      *
                    herein by reference from Exhibit 3.0 to the Registrant's
                    Current Report on Form 8-K dated September 21, 1993.

3(ii)               By-laws, as amended. Incorporated herein by reference from
                    Exhibit 3.1 to the Registrants Form 10-Q for the quarter ended September 30, 1996.

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


--------

*     Incorporated by reference

Exhibit No.                                                                                                   Page
-----------                                                                                                   ----
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


--------

*     Incorporated by reference

Exhibit No.                                                                                                   Page
-----------                                                                                                   ----
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

27                  Financial Data Schedule                                                                    18


--------

*     Incorporated by reference