Form 10-Q
period 1999-09-30
ALEXANDERS INC
filed 1999-11-12
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 17

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended:                 SEPTEMBER 30, 1999
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ---------------------       ---------------------

Commission File Number: 1-6064
                        -------------------------------------------------------

                                ALEXANDER'S, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                          51-0100517
----------------------------------------------------  -------------------------------------
 (State or other jurisdiction of incorporation                    (I.R.S. Employer
               or organization)                                 Identification Number)

PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                     07663
----------------------------------------------------  -------------------------------------
    (Address of principal executive offices)                       (Zip Code)

                                 (201) 587-8541
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                                 [ ] Yes [ ] No

     As of October 25, 1999 there were 5,000,850 common shares outstanding.

                                      INDEX

                                                                                                                       Page Number
                                                                                                                       ------------
PART I.                FINANCIAL INFORMATION:
                       ----------------------
           Item 1.     Financial Statements:

                       Consolidated Balance Sheets as of September 30, 1999
                       and December 31, 1998...........................................................................     3

                       Consolidated Statements of Operations for the Three
                       and Nine Months Ended September 30, 1999 and September 30, 1998.................................     4

                       Consolidated Statements of Cash Flows for the Nine
                       Months Ended September 30, 1999 and September 30, 1998..........................................     5

                       Notes to Consolidated Financial Statements......................................................     6

           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................................................     9

           Item 3.     Quantitative and Qualitative
                       Disclosures about Market Risk...................................................................     14

PART II.               OTHER INFORMATION:
                       ------------------

           Item 1.     Legal...........................................................................................     15

           Item 6.     Exhibits and Reports on Form 8-K................................................................     15

Signatures             ................................................................................................     16

Exhibit Index          ................................................................................................     17

PART I.  FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS


                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share amounts)

                                                                             SEPTEMBER 30,                         DECEMBER 31,
                                                                                1999                                   1998
                                                                        -------------------------         ----------------------
ASSETS:

Real estate, at cost:
         Land......................................................     $                  83,957         $               83,957
         Buildings, leaseholds and improvements....................                       151,044                        149,054
         Capitalized expenses and predevelopment
                  costs............................................                        67,910                         57,675
                                                                        -------------------------         ----------------------
                              Total................................                       302,911                        290,686
         Less accumulated depreciation and
                  amortization.....................................                       (54,283)                       (51,529)
                                                                        -------------------------         ----------------------
         Real estate, net..........................................                       248,628                        239,157
Cash and cash equivalents..........................................                         5,223                         15,363
Restricted cash....................................................                         7,634                          9,402
Accounts receivable, net of allowance for
         doubtful accounts of $804 in 1999 and $841
         in 1998...................................................                         3,454                          3,303
Receivable arising from the straight-lining of
         rents, net................................................                        12,742                         13,036
Deferred lease and other property costs............................                        25,143                         27,921
Deferred debt expense..............................................                         4,639                          2,693
Other assets.......................................................                         5,762                          6,168
                                                                        -------------------------         ----------------------



TOTAL ASSETS.......................................................     $                 313,225         $              317,043
                                                                        =========================         ======================


                                                             SEPTEMBER 30,                      DECEMBER 31,
                                                                1999                                1998
                                                   ---------------------------         ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Debt (including $45,000 due to Vornado)..........  $                   273,648         $              277,113
Amounts due to Vornado Realty Trust and
         its affiliate...........................                        3,122                          5,840
Accounts payable and accrued liabilities.........                       10,755                         10,113
Other liabilities...............................                        13,280                         17,003
                                                   ---------------------------         ----------------------
                                                                       300,805                        310,069
                                                   ---------------------------         ----------------------

Commitments and contingencies

Stockholders' equity:
Preferred stock; no par value;
         authorized 3,000,000;
         issued, none
Common stock; $1.00 par value per share;
         authorized 10,000,0000 shares;
         issued 5,173,450.......................                         5,174                          5,174
Additional capital...............................                       24,843                         24,843
Deficiency.......................................                      (16,637)                       (22,083)
                                                   ---------------------------         ----------------------
                                                                        13,380                          7,934
Less treasury shares, 172,600 shares
            at cost..............................                         (960)                          (960)
                                                   ---------------------------         ----------------------
Total stockholders' equity......................                        12,420                          6,974
                                                   ---------------------------         ----------------------
TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY....................  $                   313,225         $              317,043
                                                   ===========================         ======================

                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

                                                                                       FOR THE THREE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                          -------------------------------------------
                                                                                  1999                    1998
                                                                          --------------------    --------------------
Revenues:
         Property rentals...............................................  $             10,724    $             11,100
         Expense reimbursements.........................................                 5,223                   5,101
         Equity in income of unconsolidated
                  joint venture.........................................                    --                      --
                                                                          --------------------    --------------------
Total revenues..........................................................                15,947                  16,201
                                                                          --------------------    --------------------
Expenses:
         Operating (including management fee to Vornado of $326
                  and $210 each for the three months ended in 1999 and
                  1998; $1,000 and $630 each for the nine months ended
                   in 1999 and 1998)....................................                 7,768                   6,951
         General and administrative (including
                  management fee to Vornado of $540 and $1,620
                  each for the three and nine months ended in 1999
                  and 1998, respectively)...............................                   872                     869
         Depreciation and amortization..................................                 1,444                   1,219
                                                                          --------------------    --------------------
Total expenses..........................................................                10,084                   9,039
                                                                          --------------------    --------------------
Operating income........................................................                 5,863                   7,162
Write-off resulting from the razing of the building formerly
         located at the Company's Lexington Avenue site.................                    --                 (15,096)
Interest and debt expense
         (including interest on loan due to Vornado)....................                (4,223)                 (4,336)
Other income (expense), net.............................................                    (5)                    328
                                                                          --------------------    --------------------
Net income (loss).......................................................  $              1,635    $            (11,942)
                                                                          ====================    =====================
Net income (loss) per share - basic ....................................  $                .33    $              (2.39)
                                                                          ====================    =====================
Net income (loss) per share - diluted...................................  $                .32    $              (2.39)
                                                                          ====================    =====================

                                                                                              FOR THE NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                           -------------------------------------------------
                                                                                   1999                          1998
                                                                           --------------------         --------------------
Revenues:
         Property rentals...............................................   $             32,870         $             23,451
         Expense reimbursements.........................................                 15,737                        7,711
         Equity in income of unconsolidated
                  joint venture.........................................                     --                        2,519
                                                                           --------------------         --------------------
Total revenues..........................................................                 48,607                       33,681
                                                                           --------------------         --------------------
Expenses:
         Operating (including management fee to Vornado of $326
                  and $210 each for the three months ended in 1999 and
                  1998; $1,000 and $630 each for the nine months ended
                   in 1999 and 1998)....................................                 24,568                       11,964
         General and administrative (including
                  management fee to Vornado of $540 and $1,620
                  each for the three and nine months ended in 1999
                  and 1998, respectively)...............................                  2,793                        3,106
         Depreciation and amortization..................................                  4,074                        2,910
                                                                           --------------------         --------------------
Total expenses..........................................................                 31,435                       17,980
                                                                           --------------------         --------------------
Operating income........................................................                 17,172                       15,701
Write-off resulting from the razing of the building formerly
         located at the Company's Lexington Avenue site.................                     --                      (15,096)
Interest and debt expense
         (including interest on loan due to Vornado)....................                (12,323)                     (11,261)
Other income (expense), net.............................................                    597                          752
                                                                           --------------------         --------------------
Net income (loss).......................................................   $              5,446         $            (9,904)
                                                                           ====================         ====================
Net income (loss) per share - basic ....................................   $               1.09         $             (1.98)
                                                                           ====================         ====================
Net income (loss) per share - diluted...................................   $               1.08         $             (1.98)
                                                                           ====================         ====================


                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         ------------------------------------------
                                                                                                 1999                   1998
                                                                                         --------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)................................................................ $              5,446    $           (9,904)
       Adjustments to reconcile net income (loss) to net
              cash provided by (used in) operating activities:
                     Depreciation and amortization
                           (including debt issuance costs)..............................                5,604                 3,937
                     Straight-lining of rental income...................................               (2,706)               (4,076)
                     Write-off of the asset arising from the straight-lining of rents...                3,000                    --
                     Write-off resulting from the razing of the building
                           formerly located at the Company's Lexington
                           Avenue site..................................................                   --                15,096
       Change in assets and liabilities:
              Accounts receivable.......................................................                2,925                  (472)
              Investment in excess of equity in income
                     of unconsolidated joint venture....................................                   --                  (386)
              Amounts due to Vornado Realty Trust and its affiliate.....................               (2,718)               (1,048)
              Accounts payable and accrued liabilities..................................                  642                (1,299)
              Other liabilities.........................................................               (3,723)                 (120)
              Other.....................................................................               (1,212)               (4,632)
                                                                                         --------------------    ------------------
       Net cash provided by (used in) operating activities..............................                7,258                (2,904)
                                                                                         --------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to real estate.........................................................              (12,225)              (10,656)
       Cash restricted for construction and development.................................                 (178)               (9,237)
       Cash restricted for operating liabilities........................................                1,946                   (66)
       Acquisition of Kings Plaza Mall..................................................                   --               (28,000)
       Collection of condemnation proceeds..............................................                   --                14,700
                                                                                         --------------------    ------------------
       Net cash used in investing activities ...........................................              (10,457)              (33,259)
                                                                                         --------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of debt.................................................................               82,000                90,000
       Debt repayments..................................................................              (85,465)              (38,720)
       Deferred debt expense............................................................               (3,476)               (3,342)
                                                                                         --------------------    ------------------
       Net cash (used in) provided by financing activities..............................               (6,941)               47,938
                                                                                         --------------------    ------------------

       Net (decrease) increase in cash and cash equivalents.............................              (10,140)               11,775
       Cash and cash equivalents at beginning of period.................................               15,363                 2,691
                                                                                         --------------------    ------------------

       Cash and cash equivalents at end of period....................................... $              5,223    $           14,466
                                                                                         ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash payments for interest (including capitalized interest of
         $6,630 and $5,529)............................................................. $             17,423    $           15,762
                                                                                         ====================    ==================

                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

       The Consolidated Balance Sheet as of September 30, 1999, the Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

       Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

2.     ACQUISITION OF KINGS PLAZA MALL

       On June 18, 1998, the Company increased its interest in the Kings Plaza Mall (the "Mall") to 100% by acquiring Federated Department Store's ("Federated") 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus the Company has agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall of which $4,649,000 has been paid and Federated agreed to certain modifications to the Kings Plaza Operating Agreement.

       Set forth below is the unaudited pro forma condensed consolidated operating data for the Company for the nine months ended September 30, 1998 as if the acquisition of the Kings Plaza Mall and the related financing transactions had occurred on January 1, 1998.

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30, 1998
                                                                                  -------------------------
(amounts in thousands except per share amounts)

Revenues.........................................................                 $             45,327
                                                                                  ====================

Net loss.........................................................                 $             (6,708)
                                                                                  ====================

Net loss per share - basic and diluted...........................                 $             (1.34)
                                                                                  ====================

The pro forma results include the write-off of $15,096,000 resulting from the razing of the building formerly located at the Company's Lexington Avenue site.

3.     RELATIONSHIP WITH VORNADO REALTY TRUST ("VORNADO")

       Vornado owned 29.3% of the Company's Common Stock at September 30, 1999. The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company incurred fees of $1,677,000 and $1,563,000 in each of the three month periods ended September 30, 1999 and 1998 and $5,057,000 and $4,688,000 in each of the nine month periods ended September 30, 1999 and 1998. In addition, Vornado is due $2,333,000 at September 30, 1999 under the leasing agreement, subject to the payment of rents by tenants.

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       At September 30, 1999, the Company was indebted to Vornado in the amount of $45,000,000, the subordinated tranche of a $65,000,000 secured financing. The Company incurred interest on its loan from Vornado of $1,631,000 and $1,595,000 in the three months ended September 30, 1999 and 1998, of which $1,198,000 and $976,000 were capitalized. Interest on the loan was $4,806,000 and $4,891,000 in the nine months ended September 30, 1999 and 1998, of which $3,415,000 and $2,785,000 were capitalized.

       On October 20, 1999, the Company borrowed an additional $50,000,000 from Vornado and on October 21, 1999, Vornado increased its ownership percentage in the Company - see "Subsequent Events".

4.     LEASES

       In the first quarter of 1999, Caldor closed all of its stores. Caldor previously sub-leased its Flushing store from the Company. Caldor rejected the Flushing lease effective March 29, 1999. In connection therewith the Company wrote-off the $3,000,000 asset arising from the straight lining of Caldor's rent.

5.     COMMITMENTS AND CONTINGENCIES

       In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and other hydrocarbons in the soil and groundwater. The Study recommends a remedial approach, but agreement has not yet been reached with the New York State Department of Environmental Conservation ("NYDEC") on the finalization of the approach. In 1997, the Center accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates, the Company accrued an additional $500,000 in the second quarter of 1999. If the NYDEC insists on a more extensive remediation approach, the Center could incur additional obligations.

       Such contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of September 30, 1999 for potential recoveries of environmental remediation costs from other parties.

       The Company let a contract for $20,000,000 to excavate and build a foundation at the Lexington Avenue site which is expected to be completed next year.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.     EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:


                                                                 FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                               -------------------------------   --------------------------------
                                                                   1999            1998              1999                1998
                                                               -------------    --------------   -------------     --------------
(amounts in thousands except per share amounts)

Numerator:
     Net income (loss)........................................ $       1,635    $      (11,942)  $       5,446     $       (9,904)
                                                               =============    ==============   =============     ==============
Denominator:
     Denominator for basic earnings per share -
       weighted average shares................................         5,001             5,001           5,001              5,001
     Effect of dilutive securities:
       Employee stock options.................................            60                --              19                 --
                                                               -------------    --------------   -------------     --------------
Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed conversions.         5,061             5,001           5,020              5,001
                                                               =============    ==============   =============     ==============

Net income (loss) per share - basic........................... $         .33    $        (2.39)  $        1.09     $        (1.98)
                                                               =============    ==============   =============     ==============

Net income (loss) per share - diluted......................... $         .32    $        (2.39)  $        1.08     $        (1.98)
                                                               =============    ==============   =============     ==============

7.     SUBSEQUENT EVENTS

       On October 20, 1999, the Company borrowed an additional $50,000,000 from Vornado under the same terms and conditions as its existing $45,000,000 loan from Vornado, including the interest rate of 14.18% and the maturity date of March 15, 2000. The Company plans to use the proceeds to fund a portion of the real estate development costs at its Lexington Avenue property and a portion of the costs to refurbish its Kings Plaza Regional Shopping Center. In connection therewith, the Company paid to Vornado $11,200,000 (Vornado's cost plus $200,000 in interest and closing costs) for 112,000 square feet of air rights which Vornado had recently contracted to purchase. Vornado paid for the air rights at the time it entered into the contracts with closings to take place when the developments which give rise to the air rights are completed in 2000.

       On October 21, 1999, Vornado aquired 135,600 additional shares of the Company's stock increasing its ownership from 29.3% to 32.0%.

                               ALEXANDER'S, INC.
                               AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense,
(f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Alexander's to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations, (l) general competitive factors, (m) dependence upon Vornado Realty Trust, (n) possible conflicts of interest with Vornado Realty Trust and (o) failure by Alexander's, or by other companies with which it does business, to remediate possible Year 2000 problems in computer software or embedded technology.

RESULTS OF OPERATIONS

       The Company had net income of $1,635,000 in the quarter ended September 30, 1999, compared to a net loss of $11,942,000 in the quarter ended September 30, 1998, an increase of $13,577,000 and net income of $5,446,000 for the nine months ended September 30, 1999, compared to a net loss of $9,904,000 for the nine months ended September 30, 1998, an increase of $15,350,000. The net loss for the quarter and the nine months ended September 30, 1998, includes the write-off of $15,096,000 resulting from the razing of the building formerly located at the Company's Lexington Avenue site. Operating income before depreciation and amortization and the effect of the straight-lining of property rentals for rent escalations, was $6,329,000 in the quarter ended September 30, 1999, compared to $7,216,000 in the quarter ended September 30, 1998, a decrease of $887,000 and $21,314,000 for the nine months ended September 30, 1999, compared to $15,665,000 for the nine months ended September 30, 1998, an increase of $5,649,000.

       Property rentals were $10,724,000 in the quarter ended September 30, 1999, compared to $11,100,000 in the quarter ended September 30, 1998, a decrease of $376,000. Property rentals were $32,870,000 for the nine months ended September 30, 1999, compared to $23,451,000 for the nine months ended September 30, 1998, an increase of $9,419,000. These changes resulted from:

                                                                              FOR THE THREE          FOR THE NINE
                                                                              MONTHS ENDED           MONTHS ENDED
                                                        EFFECTIVE DATE     SEPTEMBER 30, 1999     SEPTEMBER 30, 1999
                                                        --------------     ------------------     ------------------
(amounts in thousands)

Rent from new tenants...............................        Various          $     330,000        $     1,462,000
Acquisition of additional 50% interest in the
         Kings Plaza Mall...........................        June 1998                   --              9,978,000
Caldor's rejection of its Flushing
         lease......................................       April 1999             (844,000)            (1,688,000)
Closure of parking operations at the Lexington
         Avenue property............................                              (152,000)              (633,000)
Other...............................................                               290,000                300,000
                                                                             -------------        ---------------
                                                                             $    (376,000)       $     9,419,000
                                                                             =============        ===============

       Tenant expense reimbursements were $5,223,000 in the quarter ended September 30, 1999, compared to $5,101,000 in the prior year's quarter, an increase of $122,000. Tenant expense reimbursements were $15,737,000 for the nine months ended September 30, 1999, compared to $7,711,000 for the prior year's nine months, an increase of $8,026,000. The increase for the nine months ended September 30, 1999, resulted primarily from the acquisition of the remaining 50% interest in the Kings Plaza Mall (the Mall) and the resulting consolidation of the Mall's operations after June 18, 1998.

       The decrease in equity in income of unconsolidated joint venture resulted from the consolidation of the Mall's operations as noted above.

       Operating expenses were $7,768,000 in the quarter ended September 30, 1999, compared to $6,951,000 in the prior year's quarter, an increase of $817,000. This increase resulted primarily from higher real estate taxes and bad debt expenses. Operating expenses were $24,568,000 for the nine months ended September 30, 1999, compared to $11,964,000 in the prior year's nine months, an increase of $12,604,000. This increase resulted primarily from the

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

acquisition of the remaining 50% interest in the Kings Plaza Mall and the resulting consolidation of the Mall's operations after June 18, 1998. In addition, operating expenses for the nine months ended September 30, 1999, includes $3,000,000 resulting from the write-off of the asset arising from the straight-lining of rents due to Caldors rejection of its Flushing lease in the first quarter of 1999.

       General and administrative expenses were $872,000 in the quarter ended September 30, 1999, compared to $869,000 in the prior year's quarter, an increase of $3,000. General and administrative expenses were $2,793,000 for the nine months ended September 30, 1999, compared to $3,106,000 in the prior year's nine months, a decrease of $313,000. This decrease resulted primarily from lower professional fees.

       Depreciation and amortization expense increased for the three and nine months ended September 30, 1999, as compared to last year primarily as a result of the acquisition of the remaining 50% interest in the Kings Plaza Mall and the resulting consolidation of the Mall's operations after June 18, 1998.

       Interest and debt expense was $4,223,000 in the quarter ended September 30, 1999, compared to $4,336,000 in the prior year's quarter, a decrease of $113,000. Interest and debt expense was $12,323,000 for the nine months ended September 30, 1999, compared to $11,261,000 in the prior year's nine months, an increase of $1,062,000. This increase resulted primarily from higher average debt, offset by an increase in capitalized interest relating to the Company's non-operating properties.

       Other income (expense) was an expense of $5,000 in the quarter ended September 30, 1999, compared to income of $328,000 in the prior year's quarter, a decrease of $333,000. This decrease resulted from the write-off of certain deferred costs and a decrease in interest income which resulted from lower average invested balances. Other income (expense) was $597,000 for the nine months ended September 30, 1999, compared to $752,000 in the prior year's nine months, a decrease of $155,000. This decrease resulted from the write-off of certain deferred costs, partially offset by an increase in interest income which resulted from higher average invested balances.

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

       In connection with the acquisition of the remaining 50% interest in the Kings Plaza Mall in June 1998, the Company obtained a $90,000,000 three-year mortgage loan with Union Bank of Switzerland. On August 9, 1999 the Company increased the availability under this mortgage loan by $30,000,000, of which $15,000,000 will be used to partially fund a renovation of the Mall (estimated to cost $33,000,000) and $15,000,000 will be used to pay its liability to Federated ($4,649,000 has been paid as of September 30, 1999).

       The Company estimates that capital expenditure requirements for the redevelopment of its Paramus property, will approximate $100,000,000. The Company is evaluating development plans for the Lexington Avenue site, which may include a large multi-use building requiring capital in excess of $300,000,000 to be expended; of such amount, the Company let a contract for $20,000,000 to excavate and build a foundation which is expected to be completed next year.

       On October 20, 1999, the Company borrowed an additional $50,000,000 from Vornado under the same terms and conditions as its existing $45,000,000 loan from Vornado, including the interest rate of 14.18% and the maturity date of March 15, 2000. The Company plans to use the proceeds to fund a portion of the real estate development costs at its Lexington Avenue property and a portion of the costs to refurbish its Kings Plaza Regional Shopping

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

Center. In connection therewith, the Company paid to Vornado $11,200,000 (Vornado's cost plus $200,000 in interest and closing costs) for 112,000 square feet of air rights which Vornado had recently contracted to purchase. Vornado paid for the air rights at the time it entered into the contracts with closings to take place when the developments which give rise to the air rights are completed in 2000.

       While the Company anticipates that additional financing will be available after tenants have been obtained for these redevelopment projects, there can be no assurance that such additional financing will be obtained or if obtained, that such financings will be on terms that are acceptable to the Company. It is uncertain as to when these projects will commence.

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

CASH FLOWS

Nine Months Ended September 30, 1999

       Cash provided by operating activities of $7,258,000 was comprised of (i) net income of $5,446,000, (ii) non-cash items of $5,154,000, off-set by (iii) the net change in operating assets and liabilities of $3,342,000. The adjustments for non-cash items are comprised of (i) the write-off of the asset arising from the straight-lining of rents of $3,000,000 and (ii) depreciation and amortization of $4,860,000, offset by (iii) the effect of straight-lining of rental income of $2,706,000.

       Net cash used in investing activities of $10,457,000 was primarily comprised of capital expenditures.

       Net cash used in financing activities of $6,941,000 resulted primarily from proceeds of $82,000,000 from the refinancing of its subsidiary's Rego Park I property offset by (i) the repayment of the then existing $75,000,000 debt on the property, (ii) repayment of the $10,000,000 debt on the Paramus property and, (iii) an increase in debt issuance costs of $3,476,000.

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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

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

Funds from Operations for the Three and Nine Months Ended September 30, 1999 and 1998

       Funds from operations were $1,406,000 in the quarter ended September 30, 1999, compared to $2,707,000 in the prior year's quarter, a decrease of $1,301,000. Funds from operations were $8,231,000 in the nine months ended September 30, 1999, compared to $4,108,000 in the prior year's nine months, an increase of $4,123,000. The following table reconciles funds from operations and net income (loss):

                                                       FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                -------------------------------------     ------------------------------------
                                                      1999                 1998                1999                1998
                                                ----------------  --------------------    ----------------   -----------------
(amounts in thousands)

Net income (loss)............................... $     1,635,000   $       (11,942,000)   $      5,446,000     $    (9,904,000)
Depreciation and amortization of
         real property..........................       1,444,000             1,219,000           4,074,000           2,910,000
Straight-lining of property rentals
         for rent escalations...................        (978,000)           (1,165,000)         (2,932,000)         (2,946,000)
Leasing fees paid in excess
         of expense recognized..................        (695,000)             (501,000)         (1,357,000)         (1,488,000)
Write-off of the carrying value of the
         Lexington Avenue building
         and related predevelopment costs.......              --            15,096,000                  --          15,096,000
Proportionate share of adjustments
         to equity in income of previously
         unconsolidated joint venture to
         arrive at funds from operations........              --                    --                  --             440,000
Write-off of asset arising from the
         straight-lining of rents...............              --                    --           3,000,000                  --
                                                ----------------  --------------------    ----------------   -----------------
                                                 $     1,406,000   $         2,707,000    $      8,231,000    $      4,108,000
                                                ================  ====================    ================   =================

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

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

                                           FOR THE THREE MONTHS ENDED                          FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                                        SEPTEMBER 30,
                                  --------------------------------------------              ---------------------------------
                                           1999                   1998                           1999              1998
                                  --------------------     -------------------              ---------------   ---------------
Operating activities............. $         (3,311,000)    $        (2,936,000)             $     7,258,000   $    (2,904,000)
                                  ====================     ===================              ===============   ===============

Investing activities............. $         (5,087,000)    $        (2,856,000)             $   (10,457,000)  $   (33,259,000)
                                  ====================     ===================              ===============   ===============

Financing activities............. $         (1,488,000)    $          (756,000)             $    (6,941,000)  $    47,938,000
                                  ====================     ===================              ===============   ===============

Year 2000 Issues

       The Company is managed by Vornado Realty Trust. Vornado has advised the Company that Vornado initiated its Year 2000 compliance programs and information systems modifications in early 1998 to ensure that its systems and key processes will remain functional. Vornado has determined that all mission critical systems are Year 2000 compliant. Vornado believes that any issues encountered with informational or operational systems have been remediated. Vornado completed its testing of all mission critical systems during the quarter ended September 30, 1999. In certain cases, Vornado will be relying on statements from outside vendors as to the Year 2000 readiness of its systems.

       The Company is not aware of any operational systems within its control that are not Year 2000 compliant. In the event that a third-party service is interrupted due to a Year 2000 issue, the Company will seek to obtain such service from another third-party provider. Failure of third parties with which the Company conducts business to successfully respond to their Year 2000 issues may have an adverse effect on the Company.

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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       At September 30, 1999, the Company had $126,648,000 of variable rate debt at a weighted average interest rate of 7.45% and $147,000,000 of fixed rate debt bearing interest at a weighted average interest rate of 9.35%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,266,000 decrease in the Company's annual net income ($.25 per basic and diluted share).

                                ALEXANDER'S, INC.

PART II.            OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

       The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

                                                       ALEXANDER'S, INC.
                                                 ------------------------------
                                                        (Registrant)

Date: November 4, 1999                               /s/ Joseph Macnow.
                                                 ------------------------------
                                                 Joseph Macnow, Vice President,
                                                    Chief Financial Officer

                                ALEXANDER'S, INC.

                                  EXHIBIT INDEX

           The following is a list of all exhibits filed as part of this Report:

EXHIBIT
  NO.                                                                                                                          PAGE
-------                                                                                                                        -----
3(i)             --      Certificate of Incorporation, as amended.  Incorporated herein by reference from Exhibit 3.0 to the
                          Registrant's Current Report on Form 8-K dated September 21, 1993..................................      *

3(ii)            --      By-laws, as amended.  Incorporated herein by reference from Exhibit 3.1 to the Registrants Form
                          10-Q for the quarter ended September 30, 1996.....................................................      *

10(i)(A)(1)      --      Agreement, dated as of December 4, 1985, among Seven Thirty One Limited Partnership
                          ("731 Limited Partnership"), Alexander's Department Stores of Lexington Avenue, Inc., the
                          Company, Emanuel Gruss, Riane Gruss and Elizabeth Goldberg (collectively, the "Partners").
                          Incorporated herein by reference from Exhibit 10(i)(F)(1) to the Registrant's Form 10-K for the
                          fiscal year ended July 26, 1986...................................................................      *

10(i)(A)(2)      --      Amended and Restated Agreement of Limited Partnership in the 731 Limited Partnership, dated as of August 21, 1986, among the Partners. Incorporated herein by reference from Exhibit 1 to the
                          Registrant's Current Report on Form 8-K, dated August 21, 1986....................................      *

10(i)(A)(3)      --      Third Amendment to Amended and Restated Agreement of Limited Partnership dated December 30,
                          1994, among the Partners.  Incorporated herein by reference from Exhibit 10(i)(A)(3) to the
                          Registrant's Form 10-K for the fiscal year ended December 31, 1994................................      *

10(i)(B)(1)      --      Promissory Note Modification Agreement, dated October 4, 1993, between Alexander's Department
                          Stores of New Jersey, Inc. and New York Life Insurance Company ("New York Life").
                          Incorporated herein by reference from Exhibit 10(i)(3)(a) to the Registrant's Form 10-K for the
                          Transition Period August 1, 1993 to December 31, 1993.............................................      *

10(i)(B)(2)      --      Mortgage Modification Agreement, dated October 4, 1993, by Alexander's Department Stores of
                          New Jersey, Inc. and New York Life Incorporated herein by reference from Exhibit 10(i)(E)(3)(a)
                          to the Registrant's Form 10-K for the Transition Period August 1, 1993 to December 31, 1993........     *

10(i)(C)         --      Credit Agreement, dated March 15, 1995, among the Company and Vornado Lending Corp.
                          Incorporated herein by reference from Exhibit 10(i)(C) to the Registrant's Form 10-K for the fiscal
                          year ended December 31, 1994......................................................................      *

10(i)(D)         --      Credit Agreement, dated March 15, 1995, among the Company and First Union Bank, National
                          Association.  Incorporated herein by reference from Exhibit 10(i)(D) to the Registrant's Form
                          10-K for the fiscal year ended December 31, 1994...................................................     *

10(i)(E)         --      Building Loan Agreement, dated as of March 29, 1995, among the Company, Union Bank of
                          Switzerland ("UBS") (New York Branch), as Lender, and UBS (New York Branch), as Agent.
                          Incorporated by reference from Exhibit 10(i)(E) to the Registrant's Form 10-K for the fiscal year
                          ended December 31, 1994............................................................................     *


* Incorporated by reference

EXHIBIT
  NO.                                                                                                                          PAGE
-------                                                                                                                        ----
10(i)(F)         --    Project Loan Agreement, dated as of March 29,1995, among the Company, UBS (New York
                        Branch), as Lender, and UBS (New York Branch), as Agent.  Incorporated herein by reference
                        from Exhibit 10(i)(F) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994.....    *

10(i)(G)(1)      --    Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen
                        Realty Consultants, Inc., each as special real estate consultants, and the Company.  Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant's Form 10-K for the fiscal year ended
                        July 25, 1992.......................................................................................    *

10(i)(G)(2)      --    Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust.  Incorporated herein by reference from Exhibit
                        10(i)(G)(2) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994................   *

10(i)(H)         --    Management and Development Agreement, dated as of February 6, 1995, between Vornado Realty
                        Trust and the Company, on behalf of itself and each subsidiary listed therein.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 6,
                        1995.................................................................................................   *

10(i)(I)         --    Commitment letter, dated as of February 6, 1995, between Vornado Realty Trust and the Company.
                        Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form
                        8-K dated February 6, 1995..........................................................................    *

10(ii)(A)(1)     --    Agreement of Lease, dated April 22, 1966, between S&E Realty Company and Alexander's
                        Department Stores of Valley Stream, Inc. Incorporated herein by reference from Exhibit 13N to
                        the Registrant's Registration Statement on Form S-1 (Registration No. 2-29780)......................    *

10(ii)(A)(2)     --    Guarantee, dated April 22, 1966, of the Lease described as Exhibit 10(ii)(A)(1) above by
                        Alexander's Department Stores, Inc. Incorporated herein by reference from Exhibit 13N(1) to the
                        Registrant's Registration Statement on Form S-1 (Registration No. 2-29780)...........................   *

10(ii)(A)(3)     --    Agreement of Lease for Rego Park, Queens, New York, between Alexander's, Inc. and Sears
                        Roebuck & Co.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly
                        Report on Form 10-Q for the fiscal quarter ended March 31, 1994.....................................    *

10(ii)(A)(4)(a)  --    Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the
                        Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from
                        Exhibit (ii)(E)(7) to the Registrant's Form 10-K for the fiscal year ended July 25, 1992.............   *

10(ii)(A)(4)(b)  --    First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of February 22,
                        1995 between the Company, as sublandlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant's Form 10-K for the fiscal year ended
                        December 31, 1994....................................................................................   *

10(ii)(A)(5)     --    Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue
                        Acquisition Associates.  Incorporated by reference from Exhibit 10(ii)(F) to the Registrant's Form
                        10-K for the fiscal year ended July 31, 1993.........................................................   *

EXHIBIT
  NO.                                                                                                                        PAGE
--------                                                                                                                    ------
10(ii)(A)(6)   --     Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of
                       Richfield, MN., Inc., dated as of March 1, 1995.  Incorporated herein by reference from Exhibit
                       10(ii)(A)(12)(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994.........    *

10(ii)(A)(7)   --     Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(12)(a) above by the
                       Company.  Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the Registrant's
                       Form 10-K for the fiscal year ended December 31, 1994..............................................    *

10(iii)(B)     --     Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann.
                       Incorporated herein by reference from Exhibit 10(iii)(B) to the Registrant's
                       Form 10-K for the fiscal year ended December 31, 1994..............................................    *

10(iv)(A)      --     Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997.  Incorporated herein by reference from Exhibit 10 to the Registrant's Form 10-Q for the fiscal quarter ended June 30,
                       1997...............................................................................................    *

27             --     Financial Data Schedule.............................................................................   20


*    Incorporated by reference