Form 10-K405
period 1999-12-31
ALEXANDERS INC
filed 2000-03-27
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 43


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 1999

                         Commission file number: 1-6064

                                ALEXANDER'S, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


                    Delaware                               51-0100517
--------------------------------------------          ----------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

Park 80 West, Plaza II, Saddle Brook, New Jersey               07663
------------------------------------------------           ---------------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    (201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:


      Title of each class              Name of each exchange on which registered
    --------------------               -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the New York Stock Exchange on February 25, 2000) was approximately $154,554,000.

5,000,850 shares of the Registrant's common stock, par value $1 per share, were outstanding as of February 25, 2000.

                       Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 31, 2000

                                TABLE OF CONTENTS

                                                                                             Page
                  Item                                                                       ----
                  ----
   PART I.        1.     Business                                                               3

                  2.     Properties                                                             6

                  3.     Legal Proceedings                                                     10

                  4.     Submission of Matters to a Vote of Security Holders                   10

                         Executive Officers of the Company                                     10

   PART II.       5.     Market for Registrant's Common
                         Equity and Related Stockholder Matters                                11

                  6.     Selected Financial Data                                               12

                  7.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                         13

                  7A.    Quantitative and Qualitative Disclosures about Market Risk            19

                  8.     Financial Statements and Supplementary Data                           19

                  9.     Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure                                19

   PART III.      10.    Directors and Executive Officers of the Registrant                    38 (1)

                  11.    Executive Compensation                                                38 (1)

                  12.    Security Ownership of Certain
                         Beneficial Owners and Management                                      38 (1)


                  13.    Certain Relationships and Related Transactions                        38 (1)


   PART IV        14.    Exhibits, Financial Statement
                         Schedules, and Reports on Form 8-K                                    39

   SIGNATURES                                                                                  40
-----------------


(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1999, which is incorporated by reference.

                                     PART I

Item 1.    Business

GENERAL

       Alexander's, Inc. (the "Company") is a real estate investment trust ("REIT") engaged in leasing, managing, developing and redeveloping properties. Alexander's activities are conducted through its manager, Vornado Realty Trust ("Vornado").

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

       (iv) the Flushing property located at Roosevelt Avenue and Main Street in Flushing, New York, which contains a 177,000 square foot building currently unoccupied; and

       (v) the Third Avenue property located at Third Avenue and 152nd Street in the Bronx, New York, which contains a 173,000 square foot building leased to an affiliate of Conway.

       Non-operating properties to be developed:

       (vi) the Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York;

       (vii) the Paramus property which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey; and

       (viii) the Rego Park II property, which comprises one and one-half square blocks of vacant land adjacent to the Rego Park I property.

       The Company is currently undertaking the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include a combination of retail stores, offices, hotel space, extended stay residences, residential rentals and parking; and a residential portion, consisting of condominium units to be sold to the public. In connection therewith, the Company paid $14,500,000 for 140,000 square feet of air rights of which $12,200,000 was paid to Vornado (Vornado's cost plus $243,000 in interest and closing costs). The air rights were contracted for and paid for in 1999, with closings to take place when the developments which give rise to the air rights are completed in 2000. The capital required for the proposed building will be in excess of $400,000,000.

       Because a REIT is not permitted to sell condominiums, the air rights representing the residential portion of the property are being transferred to a preferred stock affiliate, a corporation in which the Company owns all of the preferred equity and none of the common equity. The transfer value will be adjusted once the final size of the residential portion is determined.

       Sears accounted for 22%, 28% and 31% of the Company's consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Caldor, a former tenant, accounted for 22% of the Company's consolidated revenues in 1997. No other tenant accounted for more than 10% of revenues.

       In June 1998, the Company increased its interest in the Kings Plaza Mall (the "Mall") to 100% by acquiring Federated's 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus the Company agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall ($12,103,000 has been paid as of January 31, 2000) and Federated agreed to certain modifications to the Kings Plaza Operating Agreement. In connection with the acquisition, the Company completed a $90,000,000 three-year mortgage loan. The loan is collateralized by the Company's interest in the Kings Plaza Regional Shopping Center and bears interest at LIBOR plus 1.25% (7.75% at December 31,
1999). In addition to funding the acquisition, the proceeds from the borrowing were also used to repay $34,900,000 of debt. Further, on August 9, 1999 the Company increased the availability under this mortgage loan by $30,000,000 ($9,935,000 is outstanding as of January 31, 2000) of which $15,000,000 will be used to partially fund a renovation of the Mall estimated to cost $33,000,000 ($9,045,000 has been paid as of January 31, 2000) and $15,000,000 will be used to pay the liability to Federated noted above. The renovations are expected to be completed in 2000.

       In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of development. As rents commence from portions of the development properties and from the vacant property(s), the Company expects that cash flow will become positive.

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

       Relationship with Vornado Realty Trust ("Vornado")

       Vornado owns 32% of the Company's Common Stock. The Company is managed by, and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

       The annual management fee payable by the Company to Vornado is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Mall, plus (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum. The leasing agreement provides for the Company to pay a fee to Vornado equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by tenants, the Company owes Vornado $1,756,000 at December 31, 1999. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the Commissions occurred, if later.

       As of December 31, 1999, the Company has a loan payable to Vornado aggregating $95,000,000, including $50,000,000 it borrowed from Vornado on October 20, 1999. The Company used the proceeds from the additional $50,000,000 loan to fund a portion of the development costs at its Lexington Avenue property and a portion of the costs to refurbish its Kings Plaza Regional Shopping Center. The loan, which was scheduled to mature on March 15, 2000, has been extended to March 15, 2001 and the interest rate has been reset from 14.18% per annum to 15.72% per annum reflecting an increase in the underlying treasury rate. The loan is secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The liens do not cover the Kings Plaza Regional Shopping Center and Rego Park I and are subordinate to first mortgages and a $20,000,000 bank term loan.

       Vornado is a fully integrated REIT with significant experience in the ownership, development, leasing, operation and management of retail and office properties.

       Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 1999, Interstate and its Partners own 27.3% of the outstanding common stock of the Company and owns 15.0% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 1.8% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 17.8% of the outstanding common shares of beneficial interest of Vornado.

ENVIRONMENTAL MATTERS

       In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has not yet approved the remediation approach. In 1997, the Center accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates the Company accrued an additional $500,000 in the second quarter of 1999 ($727,000 has been paid as of January 31, 2000). If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

       The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of December 31, 1999 for potential recoveries of environmental remediation costs from other parties.

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

EMPLOYEES

       The Company currently has one corporate employee and 70 property level employees.

Item 2.    Properties

The following table shows the location, approximate size and leasing status as of December 31, 1999 of each of the Company's properties.


                                          Approximate        Approximate
                                            Area in        Leaseable Square         Average
                                          Square Feet           Feet/             Annualized
                                             ("SF")           Number of            Base Rent     Percent
             Property        Ownership     or Acreage           Floors           Per Sq. Foot     Leased
             --------        ---------     ----------           ------           ------------     ------
OPERATING PROPERTIES

   Rego Park I               Owned         4.8 acres         351,000/3           $28.76            100%
     Queens Blvd. &                                              (1)
     63rd Rd.
     Rego Park, New York

   Kings Plaza Regional      Owned         24.3 acres        766,000/4            29.40            91%
     Shopping Center                                          (1)(2)
     Flatbush Avenue
     Brooklyn, New York


   Fordham Road &            Owned         92,211 SF         303,000/5                  --          --
     Grand Concourse
     Bronx, New York

   Roosevelt Avenue &        Leased (3)    44,975 SF         177,000/4                  --          --
     Main Street
     Flushing, New York

   Third Avenue &
     152nd Street
     Bronx, New York         Owned         60,451 SF         173,000/4             5.00            100%

                                                            ----------
                                                             1,770,000
                                                            ==========

DEVELOPMENT PROPERTIES

   Square block at East      Owned         84,420 SF              --
     59th Street &                                               (4)
     Lexington Avenue
     New York, New York

     Routes 4 & 17           Owned         30.3 acres             --
     Paramus, New Jersey                                         (5)

     Rego Park II            Owned         6.6 acres              --
     Queens, New York



                                     Significant                          Lease
                                       Tenants             Square      Expiration/
                                   (30,000 square         Footage        Option
             Property               feet or more)          Leased      Expiration
             --------              --------------          ------      ----------
OPERATING PROPERTIES
   Rego Park I                        Sears               195,000         2021
     Queens Blvd. &                Circuit City            50,000         2021
     63rd Rd.                   Bed Bath & Beyond          46,000         2013
     Rego Park, New York            Marshalls              39,000      2008/2021

   Kings Plaza Regional               Sears               289,000      2023/2033
     Shopping Center             107 Mall tenants
     Flatbush Avenue
     Brooklyn, New York


   Fordham Road &                       --                     --
     Grand Concourse
     Bronx, New York

   Roosevelt Avenue &                   --                     --
     Main Street
     Flushing, New York

   Third Avenue &
     152nd Street
     Bronx, New York          An affiliate of Conway      173,000         2023

(1)    Excludes parking garages operated for the benefit of the Company.

(2) Excludes the 339,000 square foot Macy's store, owned and operated by Federated.

(3) Leased to the Company through January 2027. The Company is obligated to pay rent to the landlord as follows: $331,000 per year from February 1997 through January 2007, $220,000 per year from February 2007 through January 2017, and $147,000 per year from February 2017 through January 2027.

(4) The Company razed the existing buildings and is currently undertaking the excavation and laying the foundation of the site. It is evaluating development plans for this site which may include a large multi-use building.

(5) Governmental approvals have been obtained to develop a shopping center at this site containing approximately 550,000 square feet (see Item 2 "Paramus Property").


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

Kings Plaza Regional Shopping Center

       The Kings Plaza Regional Shopping Center (the "Center") contains approximately 1.1 million square feet and is comprised of a two-level mall (the "Mall") containing 477,000 square feet and two four-level anchor stores. One of the anchor stores is owned by the Company and leased to Sears, while the other anchor store is owned and operated as a Macy's store by Federated. In June 1998, the Company increased its interest in the Mall to 100% by acquiring Federated's 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus the Company agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall and Federated agreed to certain modifications to the Kings Plaza Operating Agreement. The Center occupies a 24.3-acre site at the intersection of Flatbush Avenue and Avenue U located in Brooklyn, New York. Among the Center's features are a marina, a five-level parking structure and an energy plant that generates all of the Center's electrical power. The Company is currently renovating the Mall in connection with the overall renovation of the Center at an estimated cost of $33,000,000 of which $9,045,000 has been expended as of January 31, 2000. The renovation is expected to be completed in 2000.

      The following table shows lease expirations for the Mall tenants in the Center for the next ten years, assuming none of the tenants exercise renewal options:



                                                                               Percent of     Percent of
                            Approximate                                       Total Lease      1999 Gross
                          Leased Area in       Annualized       Annualized      Square        Annual Base
                            Square Feet        Fixed Rent       Fixed Rent      Footage        Rental
             Number of         Under              Under       Under Expiring   Represented   Represented
              Leases         Expiring            Expiring       Leases per     by Expiring   by Expiring
   Year      Expiring         Leases              Leases        Square Foot      Leases         Leases
----------   --------    --------------        -----------    --------------   -----------   ------------

   2000           2             3,901        $     202,656      $ 51.95            0.95%         1.15%
   2001          15            69,142            2,572,737        37.21           16.92%        14.55%
   2002          14            26,778            1,577,979        58.93            6.55%         8.92%
   2003           8            16,611              860,071        51.78            4.06%         4.86%
   2004           4            23,006              908,255        39.48            5.63%         5.14%
   2005           4            16,232              500,192        30.82            3.97%         2.83%
   2006          15            61,808            1,918,773        31.04           15.12%        10.85%
   2007          12            59,301            3,114,608        52.52           14.51%        17.61%
   2008           5             5,959              343,613        57.66            1.46%         1.94%
   2009          16            78,438            3,753,020        47.85           19.19%        21.22%

The following table shows the occupancy rate and the average annual rent per square foot for the Mall stores as of:

                                                                                   Average
                                                                              Annual Base Rent
                                                    Occupancy Rate             Per Square Foot
                                                    --------------           -------------------

                     December 31, 1999                   86%                     $  43.12
                     December 31, 1998                   90%                        40.63
                     December 31, 1997                   86%                        38.17
                     December 31, 1996                   84%                        37.29
                     December 31, 1995                   88%                        31.43

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

       This property, which is currently unoccupied, was previously sub-leased to Caldor (other than the portion currently being used as a parking garage). In January 1999, Caldor announced that it is closing all of its stores. Caldor rejected the lease effective March 29, 1999. The Company is currently in discussions with several tenants to re-lease all or portions of this space.

Third Avenue

       The Company owns the Third Avenue property, a four-floor building and a small surface parking lot located at the intersection of Third Avenue and 152nd Street in the Bronx, New York. The store is located in a densely populated neighborhood. This property is leased to an affiliate of Conway, a New York area discount retailer.

Development Properties:

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

       The Company is currently undertaking the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include a combination of retail stores, offices, hotel space, extended stay residences, residential rentals and parking; and a residential portion, consisting of condominium units to be sold to the public. In connection therewith, the Company paid $14,500,000 for 140,000 square feet of air rights of which $12,200,000 was paid to Vornado (Vornado's cost plus $243,000 in interest and closing costs). The air rights were contracted for and paid for in 1999, with closings to take place when the developments which give rise to the air rights are completed in 2000. The capital required for the proposed building will be in excess of $400,000,000.

       Because a REIT is not permitted to sell condominiums, the air rights representing the residential portion of the property are being transferred to a preferred stock affiliate, a corporation in which the Company owns all of the preferred equity and none of the common equity. The transfer value will be adjusted once the final size of the residential portion is determined.

Paramus

       The Company owns 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The Company's property is located directly across from the Garden State Plaza regional shopping mall, within two miles of three other regional shopping malls and within 10 miles of New York City.

       The Company intends to develop a shopping center of approximately 550,000 square feet on this site. The estimated cost of such development is approximately $100,000,000. The Company has received municipal approvals on tentative plans to redevelop the site. No development plans have been finalized.

Rego Park II

       The Company owns two land parcels adjacent to the Rego Park I property. They are the entire square block bounded by the Long Island Expressway, 97th Street, 62nd Drive and Junction Boulevard and a smaller parcel of approximately one-half square block at the intersection of 97th Street and the Long Island Expressway. Both parcels are currently zoned for residential use. Both parcels are being used for public paid parking. The Company intends to continue to use these properties for paid parking while it evaluates development options.

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

Item 4.    Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

Executive Officers of the Company

      The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.


                                                    Principal Occupations, Position and Office (current and
                                                    during the past five years with the Company unless otherwise
          Name                      Age             stated)
-------------------------           ---             ------------------------------------------------------------
Stephen Mann                         62             Chairman of the Board of Directors since March 2,
                                                    1995; Interim Chairman of the Board of Directors
                                                    from August, 1994 to March 1, 1995; Chairman of the
                                                    Clifford Companies since 1990; and, prior thereto,
                                                    counsel to Mudge Rose Guthrie Alexander & Ferdon,
                                                    attorneys.



Steven Roth                          58             Chief Executive Officer of the Company since March
                                                    2, 1995; Chairman of the Board and Chief Executive
                                                    Officer of Vornado since May 1989; Chairman of
                                                    Vornado's Executive Committee of the Board since
                                                    April 1988; and the Managing General Partner of
                                                    Interstate, an owner of shopping centers and an
                                                    investor in securities and partnerships.



Joseph Macnow                        54             Vice President and Chief Financial Officer of the
                                                    Company since August 1995; Executive Vice President
                                                    - Finance and Administration of Vornado since
                                                    January 1998 and Vice President and Chief Financial
                                                    Officer of Vornado from 1985 to January 1998.



Irwin Goldberg                       55             Secretary and Treasurer from June 1999 to present;
                                                    Vice President - Chief Financial Officer of Vornado
                                                    since January 1998; Partner at Deloitte & Touche LLP
                                                    from September 1978 to January 1998



                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

       Equity and Related Stockholder Matters

       The common stock, par value $1.00 per share, of the Company is traded on the New York Stock Exchange under the symbol "ALX". Set forth below are the high and low sales prices for the Company's common stock for each full quarterly period within the two most recent years:


                                               High                      Low
                                               ----                      ---
             1st   Quarter 1999             $  78 1/4                $  66 15/16
             2nd   Quarter 1999                75 7/8                   68
             3rd   Quarter 1999                84 1/16                  70 1/2
             4th   Quarter 1999                79 1/2                   70


                                               High                      Low
                                               ----                      ---
             1st   Quarter 1998             $  95 1/4                $  86 1/16
             2nd   Quarter 1998                93 15/16                 85 1/2
             3rd   Quarter 1998                93 1/8                   73 3/16
             4th   Quarter 1998                81 3/16                  72 1/8

       As of December 31, 1999, there were approximately 1,800 holders of record of the Company's common stock. The Company pays dividends only if, as and when declared by its Board of Directors. No dividends were paid in 1999 and 1998. In order to qualify as a REIT, the Company generally is required to distribute as a dividend 95% of its taxable income. At December 31, 1999, the Company had net operating loss carryovers ("NOL's") of approximately $158,000,000. Under the Internal Revenue Code of 1986, as amended, the Company's NOL's generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to stockholders.



                                      -11

Item 6.  Selected Financial Data

         Summary of Selected Financial Data
         (Amounts in thousands, except per share data)



                                                                                      Year Ended December 31,

                                              --------------------------------------------------------------------------------------
                                                1999              1998                1997                1996               1995
                                              --------------------------------------------------------------------------------------
Operating data:
     Total revenues                           $    64,390      $    51,663       $   25,369        $    21,833       $     14,761
                                              ===========      ===========       ==========        ===========       ============

Income (loss) from continuing
  operations                                  $     5,524(1)   $    (6,055)(2)   $    7,466 (3)    $    13,097  (4)  $     (7,696)

Income from discontinued
  operations                                           --               --               --             11,602             10,133
                                              -----------      -----------       ----------        -----------       ------------
Net income (loss)                             $     5,524      $    (6,055)      $    7,466        $    24,699       $      2,437
                                              ===========      ===========       ==========        ===========       ============

Income (loss) per common share: (5)
     Continuing operations                    $      1.10      $     (1.21)      $     1.49        $      2.62       $      (1.54)
     Discontinued operations                           --               --               --               2.32               2.03
                                              -----------       ----------       ----------        -----------       ------------
     Net income (loss) per share              $      1.10      $     (1.21)      $     1.49        $      4.94       $        .49
                                              ===========      ===========       ==========        ===========       ============

Balance sheet data:
     Total assets                             $   366,496      $   317,043       $  235,074        $   211,585       $    198,541
     Real estate                                  271,805          239,157          191,733            181,005            150,435
     Debt                                         329,161          277,113          208,087            192,347            182,883
     Stockholders' equity (deficiency)             12,498            6,974           13,029              5,563            (19,136)

1. Net of $4,877,000 resulting from the write-off of the asset arising from the straight-lining of rents primarily due to Caldor's rejection of its Flushing lease in 1999.

2. Includes the write-off of $15,096,000 resulting from the razing of the building formerly located at the Company's Lexington Avenue site.

3. Includes a gain of $8,914,000 from the condemnation of a portion of the Paramus property net of the write-off of the carrying value of the building of $5,786,000.

4. Includes income from the gain on reversal of the Company's postretirement healthcare liability of $14,372,000.

5. Income (loss) per share is the same for all years' presented with and without dilution. For further discussion of income (loss) per share see notes to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       The Company had net income of $5,524,000 for the year ended December 31, 1999 as compared to net loss of $6,055,000 in the prior year. Net income for 1999 is net of $4,877,000 resulting from the write-off of the asset arising from the straight-lining of rents primarily due to Caldor's rejection of its Flushing lease in 1999. The net loss for 1998 includes the write-off of $15,096,000 resulting from the razing of the building formerly located at the Company's Lexington Avenue site.

       Details of the changes in the components of net income are discussed in the comparison of the years ended December 31, 1999 and December 31, 1998 below.

RESULTS OF OPERATIONS

       Years Ended December 31, 1999 and December 31, 1998

       The Company's revenues, which consist of property rentals, tenant expense reimbursements and equity in income of unconsolidated joint venture (prior to 1999) were $64,390,000 in 1999, compared to $51,663,000 in 1998, an increase of
$12,727,000.

       Property rentals were $44,232,000 in 1999, compared to $35,151,000 in 1998, an increase of $9,081,000. This increase resulted from:


                                                                    Effective
                                                                       Date
                                                               --------------------
  Acquisition of the remaining 50%
        interest in the Kings Plaza Mall                       June 1998                     $   11,130,000
   Rent from new tenants                                       Various                            1,116,000
   Caldor's rejection of its Flushing lease                    April 1999                        (2,532,000)
   Closure of parking operations at the Lexington
        Avenue property                                                                            (633,000)
                                                                                             --------------
                                                                                             $    9,081,000
                                                                                             ==============

       Tenant expense reimbursements were $20,158,000 in 1999, compared to $13,993,000 in 1998, an increase of $6,165,000. This increase resulted primarily from the acquisition of the remaining 50% interest in the Kings Plaza Mall and the resulting consolidation of its operations after June 18, 1998.

       The decrease in equity in income of unconsolidated joint venture resulted from the consolidation of the Mall's operations in 1998 as noted above.

       Operating expenses were $33,081,000 in 1999, compared to $20,132,000 in 1998, an increase of $12,949,000. Of this increase (i) $9,254,000 primarily resulted from the acquisition of the remaining 50% interest in the Kings Plaza Mall and the resulting consolidation of the Mall's operations after June 18, 1998 and (ii) $4,877,000 resulted from the write-off of the asset arising from the straight-lining of rents primarily due to Caldor's rejection of its Flushing lease in 1999, partially offset by a decrease in real estate tax, repairs and maintenance and parking garage expenses.

       General and administrative expenses were $3,692,000 in 1999, compared to $4,079,000 in 1998, a decrease of $387,000 primarily as a result of lower professional fees.

       Depreciation and amortization expense was $5,441,000 in 1999 compared to $4,289,000 in 1998, an increase of $1,152,000 primarily as a result of the acquisition of the remaining 50% interest in the Kings Plaza Mall and the resulting consolidation of its operations after June 18, 1998.

       In September 1998, the Company wrote-off $15,096,000 resulting from the razing of the building formerly located at the Lexington Avenue site.

       Interest and debt expense was $17,647,000 in 1999, compared to $15,115,000 in 1998, an increase of $2,532,000. This increase resulted primarily from (i) higher average debt, partially offset by (ii) a decrease in the average interest rate and (iii) an increase in capitalized interest relating to the Company's development properties.

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

       Property rentals were $35,151,000 in 1998, compared to $18,455,000 in 1997, an increase of $16,696,000. This increase resulted from:


                                                            Effective
                                                               Date
                                                           ------------
    Rent from new tenants:
         Kings Plaza Regional Shopping Center              October 1997        $       4,440,000
         Rego Park I                                       March and
                                                           May 1997                    1,391,000
    Acquisition of the remaining 50%
         interest in the Mall                              June 1998                   4,564,000
    Consolidation of Mall
         operations previously recorded on
         the equity method                                 June 1998                   4,564,000
    Caldor's rejection of its Fordham
         Road lease                                        June 1997                  (1,609,000)
    Parking lot revenue                                                                2,749,000
    Other                                                                                597,000
                                                                               -----------------
                                                                               $      16,696,000
                                                                               =================

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

       In September 1998, the Company wrote-off $15,096,000 resulting from the razing of the building formerly located at its Lexington Avenue site.

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

LIQUIDITY AND CAPITAL RESOURCES

       In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of development. As rents commence from portions of the development property(s) and from the vacant property(s), the Company expects that cash flow will become positive.

       In June, 1998, the Company increased its interest in the Kings Plaza Mall (the "Mall") to 100% by acquiring Federated's 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus the Company agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall ($12,103,000 has been paid as of January 31, 2000) and Federated agreed to certain modifications to the Kings Plaza Operating Agreement. In connection with the acquisition, the Company completed a $90,000,000 three-year mortgage loan. The loan is collateralized by the Company's interest in the Kings Plaza Regional Shopping Center and bears interest at LIBOR plus 1.25% (7.75% at December 31,
1999). In addition to funding the acquisition, the proceeds from the borrowing were also used to repay $34,900,000 of debt. Further, on August 9, 1999 the Company increased the availability under this mortgage loan by $30,000,000 ($9,935,000 is outstanding as of January 31, 2000) of which $15,000,000 will be used to partially fund a renovation of the Mall estimated to cost $33,000,000 ($9,045,000 has been paid as of January 31, 2000) and $15,000,000 will be used to pay the liability to Federated noted above. The renovations are expected to be completed in 2000.

       The Company estimates that capital expenditure requirements for the development of its Paramus property will approximate $100,000,000.

       The Company is currently undertaking the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include a combination of retail stores, offices, hotel space, extended stay residences, residential rentals and parking; and a residential portion, consisting of condominium units to be sold to the public. In connection therewith, the Company paid $14,500,000 for 140,000 square feet of air rights of which $12,200,000 was paid to Vornado (Vornado's cost plus $243,000 in interest and closing costs). The air rights were contracted for and paid for in 1999, with closings to take place when the developments which give rise to the air rights are completed in 2000. The capital required for the proposed building will be in excess of $400,000,000.

       Because a REIT is not permitted to sell condominiums, the air rights representing the residential portion of the property are being transferred to a preferred stock affiliate, a corporation in which the Company owns all of the preferred equity and none of the common equity. The transfer value will be adjusted once the final size of the residential portion is determined.

       In the first quarter of 1999, Caldor closed all of its stores. Caldor previously sub-leased its Flushing store from the Company. Caldor rejected the Flushing lease effective March 29, 1999. The annual base rent under the lease was $2,963,000.

       On May 12, 1999, the Company, through a newly formed wholly-owned subsidiary, completed an $82,000,000 refinancing of its subsidiary's Rego Park I property and repaid the then existing $75,000,000 debt on the property from the proceeds of the new loan. The new 10-year debt, which is an obligation of the subsidiary, matures in May 2009 and bears interest at 7.25%.

       The Company's $21,485,000 loan collateralized by a mortgage on its Fordham Road property, which was scheduled to mature on February 24, 2000, has been extended 60 days in connection with negotiations to extend the loan for an additional three-years. The existing loan bears interest at LIBOR plus 4.25% (10.73% at December 31, 1999). Beginning in 1998, all cash flow of the property after debt service further amortizes the loan. There has been no further amortization through December 31, 1999. Under the terms of the proposed extension, interest accrues at LIBOR plus 1.50% in the first two years and LIBOR plus 1.75% in year three. Interest will be payable at LIBOR for the entire term. Interest accrued but not paid will be added to the outstanding principal balance. The net carrying value of the Fordham Road property is $4,602,000 at December 31, 1999.

       As of December 31, 1999, the Company has a loan payable to Vornado aggregating $95,000,000, including $50,000,000 it borrowed from Vornado on October 20, 1999. The Company used the proceeds from the additional $50,000,000 loan to fund a portion of the development costs at its Lexington Avenue property and a portion of the costs to refurbish its Kings Plaza Regional Shopping Center. The loan, which was scheduled to mature on March 15, 2000, has been extended to March 15, 2001 and the interest rate has been reset from 14.18% per annum to 15.72% per annum reflecting an increase in the underlying treasury rate. The loan is secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The liens do not cover the Kings Plaza Regional Shopping Center and Rego Park I and are subordinate to first mortgages and a $20,000,000 bank term loan.

            A summary of maturities of debt at December 31, 1999 is as follows:


           Year ending December 31,
           ------------------------
                     2000                                    21,485,000
                     2001                                   210,676,000
                     2002                                            --
                     2003                                    15,000,000
                     2004                                       339,000
                                                        ---------------
                                                        $   247,500,000
                                                        ===============

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

       CASH FLOWS

       Year Ended December 31, 1999

       Cash provided by operating activities of $9,765,000 was comprised of income after adjustments for non-cash items of $8,921,000, net of the change in operating assets and liabilities of $4,680,000. The adjustments for non-cash items are comprised of depreciation and amortization of $7,460,000 and the effect of straight-lining of rental income of $1,461,000.

       Net cash used in investing activities of $47,601,000 was primarily comprised of (i) the escrowing of cash from the proceeds from the Kings Plaza Regional Shopping Center which is restricted as to its use ($13,601,000), net of the release of cash from escrow for the condemnation of a portion of the Paramus property ($2,318,000) and (ii) capital expenditures of $36,318,000.

       Net cash provided by financing activities of $48,526,000 was comprised of
(i) proceeds from the issuance of debt of $137,676,000, offset by (ii) repayments of debt of $85,628,000 and (iii) debt issuance costs of $3,522,000.

       Year Ended December 31, 1998

       Cash provided by operating activities of $5,461,000 was comprised of income after adjustments for non-cash items of $10,327,000, net of the change in operating assets and liabilities of $4,866,000. The adjustments for non-cash items are comprised of (i) the write-off of the carrying value of the Lexington Avenue building and related development costs of $15,096,000 and (ii) depreciation and amortization of $5,715,000, offset by (iii) the effect of straight-lining of rental income of $4,429,000.

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

       Year Ended December 31, 1997

       Cash used in operating activities of $1,454,000 was comprised of: (i) a net loss from operations of $1,448,000 (net income of $7,466,000 less the net gain from the Paramus condemnation of $8,914,000), (ii) a net change in operating assets and liabilities of $2,353,000 and (iii) the payment of liabilities of discontinued operations of $326,000, partially offset by (iv) adjustments for non-cash items of $2,673,000. The adjustments for non-cash items are comprised of depreciation and amortization of $4,494,000, partially offset by the effect of straight-lining of rental income of $1,821,000.

       Net cash used in investing activities of $16,877,000 was comprised of additions to real estate of $20,625,000, offset by the use of restricted cash of $3,748,000.

       Net cash provided by financing activities of $15,542,000 was comprised of proceeds from the issuance of debt (net of deferred debt expense) of $16,468,000, offset by $926,000 of debt repayments.

Funds from Operations for the Years Ended December 31, 1999 and 1998

       Funds from operations were $9,896,000 in the year ended December 31, 1999, an increase of $2,222,000 over the prior year. The following table reconciles funds from operations and net (loss) income:


                                                                        1999                      1998
                                                                  -----------------        -----------------
   Net income (loss)                                              $       5,524,000        $      (6,055,000)
   Depreciation and amortization of
           real property                                                  5,441,000                4,289,000
   Straight-lining of property rentals
           for rent escalations                                          (3,740,000)              (4,102,000)
   Write-off of the asset arising from the
           straight-lining of rents                                       4,877,000                       --
   Leasing fees paid in excess
           of expense recognized                                         (2,206,000)              (1,994,000)
   Write-off of the carrying value of the
           Lexington Avenue buildings
           and related development costs                                         --               15,096,000
   Proportionate share of adjustments
           to equity in income of previously
           unconsolidated joint venture to
           arrive at funds from operations                                       --                  440,000
                                                                  -----------------        -----------------
                                                                  $       9,896,000        $       7,674,000
                                                                  =================        =================

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


                                                     1999                      1998
                                             ------------------        ------------------
    Operating activities                     $        9,765,000        $        5,461,000

    Investing activities                     $      (47,601,000)       $      (40,217,000)

    Financing activities                     $       48,526,000        $       47,428,000

       Year 2000 Issues

       The Company is managed by Vornado. Vornado has advised the Company that it has completed its Year 2000 remediation plan, which addressed all mission critical systems. Vornado is not aware of any adverse effects of Year 2000 issues including the inability of a significant vendor to provide services to the Company.

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

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements including contingent rentals under leases. Management does not anticipate that implementation of SAB 101 will have a material effect on the Companies financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       At December 31, 1999, the Company had $132,161,000 of variable rate debt at a weighted average interest rate of 8.43% and $197,000,000 of fixed rate debt bearing interest at a weighted average interest rate of 10.58%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,322,000 decrease in the Company's annual net income ($.26 per basic and diluted share).

Item 8. Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                               Page
                                                                              Number
                                                                              -------
          Independent Auditors' Report                                          20

          Consolidated Balance Sheets at December 31, 1999 and 1998             21

          Consolidated Statements of Operations for the
                Years Ended December 31, 1999, 1998 and 1997                    23

          Consolidated Statements of Stockholders' Equity for the
                Years Ended December 31, 1999, 1998 and 1997                    24

          Consolidated Statements of Cash Flows for the
                Years Ended December 31, 1999, 1998 and 1997                    25

          Notes to Consolidated Financial Statements                            26


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
  of Alexander's, Inc.
Saddle Brook, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at
Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 8, 2000
(March 23, 2000 as to note 4)

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands except share amounts)


-----------------------------------------------------------------------------------------------------------------------

                                                                                                December 31,
                                                                                   ------------------------------------

                                                                                         1999                   1998
                                                                                    ------------           ------------
ASSETS:
Real estate, at cost:
   Land                                                                             $     83,957           $     83,957
   Buildings, leaseholds and leasehold improvements                                      155,899                149,054
   Capitalized expenses and development costs                                             87,148                 57,675
                                                                                    ------------           ------------
      Total                                                                              327,004                290,686
   Less accumulated depreciation and amortization                                        (55,199)               (51,529)
                                                                                    ------------           -------------
Real estate, net                                                                         271,805                239,157

Cash and cash equivalents                                                                 26,053                 15,363
Restricted cash                                                                           20,685                  9,402
Accounts receivable, net of allowance for doubtful accounts
   of $314 and $841 in 1999 and 1998                                                       3,353                  3,303
Receivable arising from the straight-lining of rents, net                                 11,575                 13,036
Deferred lease and other property costs                                                   24,788                 27,921
Deferred debt expense                                                                      4,206                  2,693
Other assets                                                                               4,031                  6,168
                                                                                    ------------           ------------


TOTAL ASSETS                                                                        $    366,496           $    317,043
                                                                                    ============           ============


                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   (amounts in thousands except share amounts)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                           ----------------------------------
                                                                                                1999                 1998
                                                                                           -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Debt (including $95,000 and $45,000 due to Vornado Realty Trust in 1999 and 1998)          $     329,161        $     277,113
Amounts due to Vornado Realty Trust and its affiliate                                              3,821                5,840
Accounts payable and accrued expenses                                                             10,804               10,113
Other liabilities                                                                                 10,212               17,003
                                                                                           -------------        -------------
     TOTAL LIABILITIES                                                                           353,998              310,069
                                                                                           -------------        -------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
Preferred stock:  no par value; authorized, 3,000,000 shares;
     issued, none

Common stock:  $1.00 par value per share; authorized, 10,000,000 shares;
     issued, 5,173,450 shares                                                                      5,174                5,174
Additional capital                                                                                24,843               24,843
Deficiency                                                                                       (16,559)             (22,083)
                                                                                           -------------        -------------
                                                                                                  13,458                7,934
Less treasury shares, 172,600 shares at cost                                                        (960)                (960)
                                                                                           -------------        -------------
Total stockholders' equity                                                                        12,498                6,974
                                                                                           -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $     366,496        $     317,043
                                                                                           =============        =============

                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands except per share amounts)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended December 31,
                                                                               ---------------------------------------------------
                                                                                  1999                1998               1997
                                                                               ------------   ------------------   ---------------
Revenues:
Property rentals                                                               $    44,232        $    35,151         $    18,455
Expense reimbursements                                                              20,158             13,993               2,668
Equity in income of unconsolidated joint venture                                        --              2,519               4,246
                                                                               -----------        -----------         -----------
Total revenues                                                                      64,390             51,663              25,369
                                                                               -----------        -----------         -----------

Expenses:
     Operating (including management fee of $1,342, $1,060 and $840
        to Vornado)                                                                 33,081             20,132               7,459
     General and administrative (including management
        fee of $2,160 to Vornado in each year)                                       3,692              4,079               3,933
     Depreciation and amortization                                                   5,441              4,289               2,714
                                                                               -----------        -----------         -----------
Total expenses                                                                      42,214             28,500              14,106
                                                                               -----------        -----------         -----------

Operating income                                                                    22,176             23,163              11,263

Interest and debt expense (including interest on loan
     from Vornado)                                                                 (17,647)           (15,115)            (13,430)
Interest and other income, net                                                         995                993                 719
Write-off resulting from the razing of the
     building formerly located at the Company's
     Lexington Avenue site                                                              --            (15,096)                 --
Net gain from condemnation proceedings                                                  --                 --               8,914
                                                                               -----------        -----------      --------------

NET INCOME (LOSS)                                                              $     5,524        $    (6,055)        $     7,466
                                                                               ===========        ===========         ===========

Net income (loss) per share (basic and diluted):                               $      1.10        $     (1.21)        $      1.49
                                                                               ===========        ===========         ===========


                See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)

--------------------------------------------------------------------------------



                                        Common           Additional                                Treasury           Stockholders'
                                        Stock             Capital              Deficiency            Stock                Equity
                                   -----------          -----------          -------------        -----------         ------------
Balance, January 1, 1997           $     5,174          $    24,843          $     (23,494)       $      (960)        $      5,563

Net income                                  --                   --                  7,466                 --                7,466
                                   -----------          -----------          -------------        -----------         ------------
Balance, December 31, 1997               5,174               24,843                (16,028)              (960)              13,029

Net loss                                    --                   --                 (6,055)                --               (6,055)
                                   -----------          -----------          -------------        -----------         ------------
Balance, December 31, 1998               5,174               24,843                (22,083)              (960)               6,974

Net income                                  --                   --                  5,524                 --                5,524
                                   -----------          -----------          -------------        -----------         ------------
Balance, December 31, 1999         $     5,174          $    24,843          $     (16,559)       $      (960)        $     12,498
                                   ===========          ===========          =============        ===========         ============



                See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

--------------------------------------------------------------------------------

                                                                                        Year Ended December 31,
                                                                        ----------------------------------------------------------
                                                                             1999                  1998                  1997
                                                                        --------------         --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $        5,524         $       (6,055)      $        7,466
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Depreciation and amortization (including debt
      issuance costs)                                                            7,460                  5,715                4,494
   Straight-lining of rental income, net                                        (3,416)                (4,429)              (1,821)
   Write-off of the asset arising from the straight-lining of rents              4,877                     --                   --
   Write-off resulting from the razing of the building
      formerly located at the Company's Lexington Avenue site                       --                 15,096                   --
   Net gain from condemnation proceedings                                           --                     --               (8,914)
Change in assets and liabilities:
   Accounts receivable                                                             (50)                (1,935)                (863)
   Distributions (less than) in excess of equity in income
        of unconsolidated joint venture                                             --                   (386)               2,002
   Amounts due to Vornado Realty Trust and its affiliate                        (2,019)                (1,048)              (1,905)
   Accounts payable and accrued expenses                                           691                  1,313                  (73)
   Other                                                                        (3,302)                (2,810)              (1,840)
                                                                        --------------         --------------       --------------
Net cash provided by (used in) operating activities                              9,765                  5,461               (1,454)
                                                                        --------------         --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                                       (36,318)               (19,387)             (20,625)
Cash restricted for construction financing                                     (13,601)                (5,212)               3,203
Cash made available (restricted) for operating liabilities                       2,318                 (2,318)                 545
Acquisition of Kings Plaza Mall, net of liabilities of $1,905                       --                (28,000)                  --
Collection of condemnation proceeds                                                 --                 14,700                   --
                                                                        --------------         --------------       --------------
Net cash used in investing activities                                          (47,601)               (40,217)             (16,877)
                                                                        --------------         --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                                               137,676                 90,000               16,667
Debt repayments                                                                (85,628)               (39,236)                (926)
Deferred debt expense                                                           (3,522)                (3,336)                (199)
                                                                        --------------         --------------       --------------
Net cash provided by financing activities                                       48,526                 47,428               15,542
                                                                        --------------         --------------       --------------

Net increase (decrease) in cash and cash equivalents                            10,690                 12,672               (2,789)
Cash and cash equivalents at the beginning of the
   year                                                                         15,363                  2,691                5,480
                                                                        --------------         --------------       --------------
Cash and cash equivalents at the end of the year                        $       26,053         $       15,363       $        2,691
                                                                        ==============         ==============       ==============


SUPPLEMENTAL INFORMATION

Cash payments for interest                                              $       24,990         $       21,553       $       20,729
                                                                        ==============         ==============       ==============
Capitalized interest                                                    $        9,352         $        7,864       $        9,079
                                                                        ==============         ==============       ==============

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  ORGANIZATION AND BUSINESS

       Alexander's Inc. (the "Company") is a real estate investment trust ("REIT") engaged in leasing, managing, developing and redeveloping properties. Alexander's activities are conducted through its manager, Vornado Realty Trust ("Vornado").

       In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of development. As rents commence from portions of the development properties and from the vacant property(s), the Company expects that cash flow will become positive.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications to prior year amounts have been made to conform with the current year's presentation. The Company currently operates in one business segment.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

       Real Estate and Other Property - Real estate and other property is carried at cost, net of accumulated depreciation. Depreciation is provided on buildings and improvements on a straight-line basis over their estimated useful lives ranging from four years to forty years. When real estate and other property is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that management believes such costs are recoverable through the value of the property.

       The Company's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis, to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset.

       Deferred Lease Expense - The Company capitalizes the costs incurred in connection with obtaining long-term leases. Deferred lease expense is amortized on the straight-line method over the initial terms of the leases.

       Deferred Finance and Debt Expense - The Company capitalizes the costs incurred in connection with obtaining short-term or long-term debt or refinancing existing debt. These costs are amortized on the straight-line method over the initial terms of the debt, which approximates the interest method.

       Leases - All leases are operating leases whereby rents and reimbursements of operating expenses are recorded as real estate operating revenue. The straight-line basis is used to recognize rents under leases entered into which provide for varying rents over the lease terms.

       Income Taxes - The Company operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, the Company's net operating loss ("NOL") carryovers generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to its stockholders.

       The Company has reported NOL carryovers for federal tax purposes of approximately $158,000,000 at December 31, 1999, expiring from 2005 to 2012. The Company also has investment tax and targeted jobs tax credits of approximately $3,000,000 expiring in 2002 through 2005.

       The net basis in the Company's assets and liabilities for tax purposes is approximately $80,000,000 lower than the amount reported for financial statement purposes.

       Amounts Per Share - Basic income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Options outstanding were not dilutive in any period.

       Stock Options - The Company accounts for stock-based compensation using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans.

3.   ACQUISITION OF KINGS PLAZA MALL AND RELATED FINANCING TRANSACTIONS

       In June 1998, the Company increased its interest in the Kings Plaza Mall (the "Mall") to 100% by acquiring Federated Department Store's ("Federated") 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus the Company agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall ($12,103,000 has been paid as of January 31, 2000) and Federated agreed to certain modifications to the Kings Plaza Operating Agreement. Prior to June 18, 1998, the Company owned a 50% interest in the Mall and had accounted for this investment under the equity method. The acquisition was recorded under the purchase method of accounting. The purchase cost was allocated to the acquired assets and assumed liabilities based on the fair value as of the closing date.

       In connection with the acquisition, the Company completed a $90,000,000 three-year mortgage loan. The loan is collateralized by the Company's interest in the Kings Plaza Regional Shopping Center and bears interest at LIBOR plus 1.25% (7.75% at December 31, 1999). In addition to funding the acquisition, the proceeds from the borrowing were also used to repay $34,900,000 of debt. Further, on August 9, 1999 the Company increased the availability under this mortgage by $30,000,000 ($9,935,000 is outstanding as of January 31, 2000) of which $15,000,000 will be used to partially fund a renovation of the Mall estimated to cost $33,000,000 ($9,045,000 has been paid as of January 31, 2000) and $15,000,000 will be used to pay the liability to Federated noted above. The renovations are expected to be completed in 2000.

       Set forth below is the unaudited pro forma condensed consolidated operating data for the Company for the years ended December 31, 1998 and 1997 as if the acquisition of the Kings Plaza Mall and the related financing transactions had occurred on January 1, 1997.

(Amounts in thousands, except per share amounts)

                                                                   Pro Forma For The Year Ended December 31
                                                                   ---------------------------------------
                                                                        1998                     1997
                                                                   ---------------         ---------------
       Revenues                                                    $        63,309         $        51,476
                                                                   ===============         ===============

       Net (loss) income                                           $        (2,859)        $        10,157
                                                                   ===============         ===============

       Net (loss) income per share - basic and diluted             $          (.57)        $          2.03
                                                                   ===============         ===============



Summary financial information for the Kings Plaza Mall prior to the acquisition is as follows:


                                                                             For The Period From
                                                                               January 1, 1998                  Year Ended
                                                                               to June 17, 1998              December 31, 1997
                                                                               ----------------              ------------------
        Operating revenue                                                     $       14,085,000             $       30,203,000
                                                                              ------------------             ------------------
        Operating costs                                                                8,481,000                     19,040,000
        Depreciation and amortization                                                    715,000                      1,418,000
        Interest expense                                                                 283,000                        710,000
                                                                              ------------------             ------------------
                                                                                       9,479,000                     21,168,000
                                                                              ------------------             ------------------
        Operating income                                                      $        4,606,000             $        9,035,000
                                                                              ==================             ==================
        Assets                                                                $       31,000,000                    $33,400,000
                                                                              ==================             ==================

        Liabilities                                                           $       12,300,000                    $15,200,000
                                                                              ==================             ==================

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.      DEBT

        Debt comprises:


                                                                               December 31,
                                                               -------------------------------------------
                                                                       1999                    1998
                                                               --------------------  ---------------------

           Term loan to Vornado (1)                             $       95,000,000      $       45,000,000

           Term loan to bank (1)                                        20,000,000              20,000,000

           First mortgage loan, secured by
              the Company's Kings Plaza
              Regional Shopping Center (2)                              95,676,000              90,000,000

           First mortgage loan secured by the Company's
              Rego Park I Shopping Center (3)                           82,000,000                      --

           First mortgage loan, secured by the
              Company's Fordham Road property (4)                       21,485,000              22,113,000


           Secured note (5)                                             15,000,000              15,000,000

           Construction loan, secured by the
              Company's Rego Park I property (3)                                --              75,000,000

           First mortgage loan, secured by
              Company's Paramus property                                        --              10,000,000
                                                                ------------------      ------------------
                                                                $      329,161,000      $      277,113,000
                                                                ==================      ==================

(1) On October 20, 1999, the Company increased its loan from Vornado by $50,000,000. The Company used the proceeds from the additional loan to fund a portion of the development costs at its Lexington Avenue property and a portion of the costs to refurbish its Kings Plaza Regional Shopping Center. The term loans which were scheduled to mature on March 15, 2000, have been extended to March 15, 2001. The interest rate on the Vornado loan has been reset from 14.18% to 15.72% reflecting an increase in the underlying treasury rate. The interest rate on the bank loan was reset from a fixed rate of 7.10% to a floating rate of LIBOR plus 1.85% (7.67% at December 31, 1999). The loans are secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The liens do not cover the Kings Plaza Regional Shopping Center and Rego Park I and are subordinate to first mortgages. The Vornado lien is subordinate to the bank's. The Vornado loan is prepayable quarterly without penalty. Under the terms of the loans, no dividends can be paid unless required to maintain Real Estate Investment Trust ("REIT") status.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(2) The Company's mortgage loan, which is an obligation of a wholly-owned subsidiary, matures on June 1, 2001 and is secured by a mortgage on the Kings Plaza Regional Shopping Center and guaranteed by the Company. The loan bears interests at LIBOR plus 1.25% (7.75% at December 31, 1999).

(3) The Company's $75,000,000 loan, collateralized by a mortgage on its Rego Park I property, was paid off on May 12, 1999, when the Company, through a newly formed wholly-owned subsidiary, completed an $82,000,000 refinancing of its subsidiary's Rego Park I property. The new 10-year debt, which is an obligation of the subsidiary, matures in May 2009 and bears interest at 7.25%. Amortization of principal begins in July 2004 on a 30-year schedule.

(4) The Company's $21,485,000 loan collateralized by a mortgage on its Fordham Road property, which was scheduled to mature on February 24, 2000, has been extended 60 days in connection with negotiations to extend the loan for an additional three-years. The existing loan bears interest at LIBOR plus 4.25% (10.73% at December 31, 1999). Beginning in 1998, all cash flow of the property after debt service further amortizes the loan. There has been no further amortization through December 31, 1999. Under the terms of the proposed extension, interest accrues at LIBOR plus 1.50% in the first two years and LIBOR plus 1.75% in year three. Interest will be payable at LIBOR for the entire term. Interest accrued but not paid will be added to the outstanding principal balance. The net carrying value of the Fordham Road property is $4,602,000 at December 31, 1999.

(5) The note is secured by a third mortgage on the Lexington Avenue property. The note bears annual interest at Prime plus 1% (9.50% at December 31, 1999) and is prepayable without penalty.

        A summary of maturities of debt at December 31, 1999, is as follows:


           Year Ending December 31,
           ------------------------
                     2000                                    21,485,000
                     2001                                   210,676,000
                     2002                                            --
                     2003                                    15,000,000
                     2004                                       339,000
                                                        ---------------
                                                        $   247,500,000
                                                        ===============

       All of the Company's debt is secured by mortgages and/or pledges of the stock of subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $271,805,000 at December 31, 1999.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.    LEASES

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

       Future base rental revenue under these noncancellable operating leases is as follows:



                   Year Ending                                   Total
                   December 31,                                 Amounts
             -----------------------                   -----------------------
                      2000                             $       31,782,000
                      2001                                     29,870,000
                      2002                                     28,717,000
                      2003                                     29,251,000
                      2004                                     29,187,000
                   Thereafter                                 317,426,000


        Included in operating expenses for the year ended December 31, 1999 is $4,877,000 resulting from the write-off of the asset arising from the straight-lining of rents primarily as a result of Caldor's rejection of its Flushing lease in 1999.

       Sears accounted for 22%, 28% and 31% of the Company's consolidated revenues for the years ended December 31, 1999, 1998, and 1997, respectively. Caldor, a former tenant, accounted for 22% of the Company's consolidated revenues in 1997. No other tenant accounted for more than 10% of revenues

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

As Lessee

       The Company is a tenant under a long-term leases. Future minimum lease payments under the operating leases are as follows:



                Year Ending                      Total
                 December 31,                   Amounts
           -----------------------       ---------------------
                    2000                 $         416,000
                    2001                           416,000
                    2002                           416,000
                    2003                           416,000
                    2004                           416,000
                 Thereafter                      5,679,000


       Rent expense was $416,000, $376,000 and $331,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

6.     RELATED PARTY TRANSACTIONS

       Steven Roth is Chief Executive Officer and a Director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 1999, Interstate and its Partners own 27.3% of the outstanding common stock of the Company and owns 15.0% of the outstanding common shares of beneficial interest of Vornado. In addition, Mr. Roth owns 1.8% of the outstanding common shares of beneficial interest of Vornado. Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 17.8% of the outstanding common shares of beneficial interest of Vornado. Vornado owns 32% of the outstanding common stock of the Company.

       The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

       The annual management fee payable by the Company to Vornado is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, plus (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum. The leasing agreement provides for the Company to pay a fee to Vornado equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset, and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term. Subject to the payment of rents by tenants, the Company owes Vornado $1,756,000 at December 31, 1999. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the Commissions occurred, if later.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
       The Company owes Vornado $95,000,000, the subordinated tranche of a $115,000,000 secured financing. The Company incurred interest on the loan of $7,857,000, $6,486,000 and $7,214,000 for the years ended December 31, 1999,
1998 and 1997, of which $5,171,000, $4,008,000 and $4,851,000 was capitalized.

7.     COMMITMENTS AND CONTINGENCIES

       The Company let a contract for $20,000,000 to undertake the excavation, clearing and preparation of the Lexington Avenue property for the development of a large multi-use building. As of January 31, 2000, $5,700,000 has been paid.

       In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has not yet approved the finalization of the approach. In 1997, the Center accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation,
(ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates the Company accrued an additional $500,000 in the second quarter of 1999 ($727,000 has been paid as of January 31, 2000). If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

       The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of December 31, 1999 for potential recoveries of environmental remediation costs from other parties.

       Letters of Credit

       Approximately $900,000 in standby letters of credit were issued at December 31, 1999.

8.     STOCK OPTION PLAN

       Under the Omnibus Stock Plan (the "Plan"), approved by the Company's stockholders on May 22, 1996, directors, officers, key employees, employees of Vornado Realty Trust and any other person or entity as designated by the Omnibus Stock Plan Committee are eligible to be granted incentive share options and non-qualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant, vest on a graduated basis, becoming fully vested 60 months after grant and expire ten years after grant. The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined, none of which have been awarded as of December 31, 1999.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

       If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro forma amounts below, for the years ended December 31, 1999, 1998 and 1997:


                                                      1999                          1998                           1997
                                             ----------------------  ----------------------------  --------------------------
      Net income (loss):
                 As reported                 $        5,524,000            $       (6,055,000)            $        7,466,000
                 Pro forma                   $       (1,414,000)           $       (8,009,000)            $        5,512,000

      Net income (loss) per share
        applicable to common
        shareholders:
                 As reported                 $             1.10            $            (1.21)            $             1.49
                 Pro forma                   $             (.28)           $            (1.60)            $             1.10

       The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the period ended December 31, 1999 (no options were granted in the years ended December 31, 1998 and 1997):


     Expected Volatility                            38%
     Expected Life                             10 years
     Risk-free interest rate                      6.45%
     Expected dividend yield                         0%


       A summary of the Plan's status, and changes during the years ended December 31, 1999 and 1998, are presented below:


                                                        December 31, 1999                             December 31, 1998
                                          ---------------------------------------            ------------------------------------
                                                                                                                    Weighted-
                                                                 Weighted-Average                                    Average
                                              Shares              Exercise Price                 Shares           Exercise Price
                                          --------------         ---------------              -----------         ---------------
Outstanding at January 1                         350,000         $         73.88                    350,000         $       73.88
Granted                                          605,000                   70.38                         --                    --
Exercised                                             --                      --                         --                    --
                                          --------------         ---------------                -----------         -------------

Outstanding at December 31                       955,000         $         71.66                    350,000         $       73.88
                                          ==============         ===============                ===========         =============
Weighted-average fair value of options
  granted (per option)                    $        40.81                                        $        --
                                          ==============                                        ===========

       The following table summarizes information about options outstanding under the Plan at December 31, 1999:

       Options outstanding:
             Number outstanding at December 31, 1999                                      955,000
             Weighted-average remaining contractual life                                8.4 Years
             Weighted-average exercise price                                       $        71.66
       Options exercisable:
             Number exercisable at December 31, 1999                                      210,000
             Weighted-average exercise price                                       $        73.88

       Shares available for future grant at December 31, 1999 were 595,000.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.     INCOME (LOSS) PER SHARE

       The following table sets forth the computation of basic and diluted income (loss) per share:


                                                                                      December 31,
                                                               ------------------------------------------------------------
                                                                    1999                  1998                   1997
                                                               ---------------       ---------------        ---------------
Numerator:
      Income (loss) from continuing operations                 $     5,524,000       $    (6,055,000)       $     7,466,000
                                                               ===============       ================       ===============

Denominator:
      Denominator for basic income (loss) per share -
           weighted average shares                                   5,000,850             5,000,850              5,000,850
      Effect of dilutive securities:
           Employee stock options                                       22,072                    --                  8,302
                                                               ---------------       ---------------        ---------------

      Denominator for diluted income (loss) per share -
      adjusted weighted average shares and
      assumed conversions                                            5,022,922             5,000,850             5,009,152
                                                               ===============       ===============        ==============

Basic and diluted income (loss) per share                           $     1.10             $   (1.21)              $  1.49
                                                                    ==========             =========               =======

                                      -35-

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

10.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
            (amounts in thousands except per share amounts)


                                                   Year Ended                                        Year Ended
                                               December 31, 1999                                  December 31, 1998
                                 --------------------------------------------     ----------------------------------------------
                                                Quarter Ended                                       Quarter Ended
                                 --------------------------------------------     ----------------------------------------------
                                 Mar. 31    June 30    Sept. 30      Dec. 31      Mar. 31     June 30     Sept. 30       Dec. 31
Total Revenues                   $16,623    $16,037    $ 15,947      $15,783      $8,007      $9,473      $ 16,201      $17,982
                                 =======    =======    ========      =======      ======      ======      ========      =======
Net income (loss)                $ 1,475    $ 2,336    $  1,635      $    78 (3)  $  922      $1,116      $(11,942)(2)  $ 3,849
                                 =======    =======    ========      =======      ======      ======      ========      =======

Income (loss) per common share
  (basic and diluted) (1)        $   .29    $   .47    $   .32       $   .02      $  .18      $  .22      $ (2.39)      $   .77
                                 =======    =======    ========      =======      ======      ======      =======       =======

(1) The total for the year may differ from the sum of the quarters as a result of weighting.

(2) In September 1998, the Company wrote-off $15,096,000 resulting from the razing of the building formerly located at the Lexington Avenue site.

(3) Net of $4,877,000 resulting from the write-off of the asset arising from the straight-lining of rents, primarily due to Caldor's rejection of its Flushing lease in 1999, of which $1,877,000 was recognized in the fourth quarter of 1999.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
11.   SUBSEQUENT EVENT

       The Company is currently undertaking the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include a combination of retail stores, offices, hotel space, extended stay residences, residential rentals and parking; and a residential portion, consisting of condominium units to be sold to the public. In connection therewith, the Company paid $14,500,000 for 140,000 square feet of air rights of which $12,200,000 was paid to Vornado (Vornado's cost plus $243,000 in interest and closing costs). The air rights were contracted for and paid for in 1999, with closings to take place when the developments which give rise to the air rights are completed in 2000. The capital required for the proposed building will be in excess of $400,000,000.

       Because a REIT is not permitted to sell condominiums, the air rights representing the residential portion of the property are being transferred to a preferred stock affiliate, a corporation in which the Company owns all of the preferred equity and none of the common equity. The transfer value will be adjusted once the final size of the residential portion is determined.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

       Information relating to directors and executive officers of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1999, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears on page 10 of this Annual Report on Form 10-K.

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

                                                                      Pages in this
                                                                      Annual Report
                                                                      on Form 10-K
                                                                      -------------

Schedule III - Real Estate and Accumulated Depreciation                   41


       All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

              3.     Exhibits

                     See Exhibit Index on page 43

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

                                         ALEXANDER'S, INC.

                                         By:      /s/ Joseph Macnow
                                             ----------------------------------
                                                  Joseph Macnow, Vice President,
                                                  Chief Financial Officer

                                         Date:    March 7, 2000
                                             ----------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                                     Title                                   Date
     ---------                                    ------                                   ----
/s/ Steven Roth                      Chief Executive Officer and Director                March 7, 2000
--------------------------
Steven Roth                          (Principal Executive Officer)


/s/ Thomas R. DiBenedetto            Director                                            March 7, 2000
--------------------------
Thomas R. DiBenedetto

/s/ Michael D. Fascitelli            Director                                            March 7, 2000
--------------------------
Michael D. Fascitelli

/s/ David Mandelbaum                 Director                                            March 7, 2000
------------------------
David Mandelbaum

/s/  Stephen Mann                    Director                                            March 7, 2000
--------------------------
Stephen Mann

/s/ Arthur I. Sonnenblick            Director                                            March 7, 2000
--------------------------
Arthur I. Sonnenblick

/s/ Neil Underberg                   Director                                            March 7, 2000
------------------------
Neil Underberg

/s/ Richard West                     Director                                            March 7, 2000
--------------------------
Richard West

/s/ Russell B. Wight, Jr.            Director                                            March 7, 2000
--------------------------
Russell B. Wight, Jr.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999
                             (amounts in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                           Column A           Column B           Column C             Column D                      Column E
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Gross Amount
                                                                  Initial                                            at which
                                                                  Cost to                                            Carried at
                                                                Company (2)                                       Close of Period-
                                                                 Building,              Cost                         Buildings,
                                                                Leaseholds           Capitalized                      Leasehold
                                                               and Leasehold        Subsequent to                  and Leaseholds
      Description       Encumbrances           Land             Improvements        Acquisition(3)      Land        Improvements
----------------------------------------------------------------------------------------------------------------------------------

Commercial Property:
New York City,
  New York:
Fordham Rd.                $   21,485        $ 2,301            $    9,258                     --      $ 2,301          $    9,258
Third Avenue                       --          1,201                 4,437                     --        1,201               4,437
Rego Park I                    82,000          1,647                 8,953             $   57,314        1,647              66,267
Rego Park II                       --          3,906                 1,467                    433        3,906               1,566
Flushing                           --             --                 1,660                     --           --               1,660
Lexington Ave.                 15,000         14,432                12,355                 94,338       48,379                  --
Flatbush Ave.
 and Avenue U                  95,676            497                 9,542                 85,351       24,483              70,907
                               ------        -------            ----------             ----------      -------          ----------

Total New York                214,161         23,984                47,672                237,436       81,917             154,095


New Jersey - Paramus               --          1,441                    --                 10,444        1,441                  --

Other Properties                   --            599                 1,804                  3,624          599               1,804
                                             -------            ----------             ----------      -------          ----------

Other secured debt            115,000  (1)
                              -------

TOTAL                      $  329,161        $26,024            $   49,476             $  251,504      $83,957          $  155,899
                           ==========        =======            ==========             ==========    =========     ===============





------------------------------------------------------------------------------------------------------------------------------------
                                Column F         Column G        Column H              Column I     Column J
------------------------------------------------------------------------------------------------------------------------------------




                                Capitalized
                                  Expenses                        Accumulated                                        Life on Which
                                  and Pre-                       Depreciation                                        Latest Income
                                development                           and            Date of            Date          Statement is
      Description                  Costs           Total(3)      Amortization      Construction     Acquired (2)         Computed
------------------------------------------------------------------------------------------------------------------------------------
Commercial Property:
New York City,

  New York:

Fordham Rd.                               --        $  11,559        $   6,957            1933            1992        4-40 years
Third Avenue                              --            5,638            3,156            1928            1992        13 years
Rego Park I                               --           67,914           13,936            1959            1992        6-40 years
Rego Park II                       $     334            5,806            1,456            1965            1992        5-39 years
Flushing                                  --            1,660            1,660            1975(4)         1992        10-22 years
Lexington Ave.                        72,746          121,125               --              --            1992        --
Flatbush Ave.

 and Avenue U                             --           95,390           26,228            1970            1992        10-40 years
                                   ---------        ---------        ---------

Total New York                        73,080          309,092           53,393


New Jersey - Paramus                  10,444           11,885               --              --            1992        --

Other Properties                       3,624            6,027            1,806            Various         1992        7-25 years
                                   ---------        ---------        ---------

Other secured debt


TOTAL                              $  87,148        $ 327,004        $  55,199
                                   =========        =========        =========


(1) The loans, which were scheduled to mature in March 2000, have been extended to March 2001. The loans are secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent, except for the Kings Plaza Regional Shopping Center and Rego Park I. These liens are subordinate to first mortgages.

(2) Initial cost is as of May 15, 1992 (the date on which the Company commenced real estate operations) unless acquired subsequent to that date. See Column J.

(3) The net basis in the Company's assets and liabilities for tax purposes is approximately $80,000,000 lower than the amount reported for financial statement purposes.

(4) Date represents lease acquisition date.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)



                                                                       December 31,
                                                         ----------------------------------------
                                                                 1999                 1998
                                                         -----------------      -----------------
REAL ESTATE:

Balance at beginning of period                              $      290,686        $      216,346
Additions during the period:
     Buildings, leaseholds and
      leasehold improvements                                         6,846                18,072
Acquisition of remaining 50% interest in the
     Kings Plaza Mall (the "Acquisition")                               --                29,905
Reclassification of 50% investment of joint venture
     due to the Acquisition                                             --                29,498

Capitalized expenses and development costs                          29,472                15,715
                                                            --------------        --------------
                                                                   327,004               309,536
Less: Write-off of the Lexington Avenue buildings                       --               (18,850)
                                                            --------------        --------------

Balance at end of period                                    $      327,004        $      290,686
                                                            ==============        ==============

ACCUMULATED DEPRECIATION:

Balance at beginning of period                              $       51,529        $       35,224


Reclassification of 50% investment of joint venture
     due to the Acquisition                                             --                16,955

     Additions charged to operating
      expenses                                                       3,670                 3,104
                                                            --------------        --------------
                                                                    55,199                55,283
Less: Write-off of the Lexington Avenue buildings                       --                (3,754)
                                                            --------------        --------------

Balance at end of period                                    $       55,199        $       51,529
                                                            ==============        ==============

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


10(i)(A)(1)              Agreement, dated as of December 4, 1985, among Seven                                              *
                         Thirty One Limited Partnership ("731 Limited
                         Partnership"), Alexander's Department Stores of
                         Lexington Avenue, Inc., the Company, Emanuel Gruss,
                         Riane Gruss and Elizabeth Goldberg (collectively, the
                         "Partners"). Incorporated herein by reference from
                         Exhibit 10(i)(F)(1) to the
                         Registrant's Form 10-K for the fiscal year ended July 26, 1986.

10(i)(A)(2)              Amended and Restated Agreement of Limited Partnership                                             *
                         in the 731 Limited Partnership, dated as of August 21,
                         1986, among the Partners. Incorporated herein by
                         reference from Exhibit 1 to the Registrant's
                         Current Report on Form 8-K, dated August 21, 1986.

10(i)(A)(3)              Third Amendment to Amended and Restated Agreement of                                              *
                         Limited Partnership dated December 30, 1994, among the
                         Partners. Incorporated herein by reference from Exhibit
                         10(i)(A)(3) to the Registrant's Form 10-K for the
                         fiscal year ended December 31, 1994.

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

10(i)(C)                 Credit Agreement, dated March 15, 1995, among the                                                 *
                         Company and Vornado Lending Corp. Incorporated herein
                         by reference from Exhibit 10(i)(C) to the Registrant's
                         Form 10-K for the fiscal year ended December 31, 1994.

10(i)(D)                 Credit Agreement, dated March 15, 1995, among the                                                 *
                         Company and First Union Bank, National Association.
                         Incorporated herein by reference from Exhibit 10(i)(D)
                         to the Registrant's Form 10-K for the fiscal
                         year ended December 31, 1994.

-----------------------------------
*     Incorporated by reference


Exhibit No.              Document
-----------              --------

10(i)(E)                 Building Loan Agreement, dated as of March 29, 1995,                                              *
                         among the Company, Union Bank of Switzerland ("UBS")
                         (New York Branch), as Lender, and UBS (New York
                         Branch), as Agent. Incorporated by reference from
                         Exhibit 10(i)(E) to the Registrant's Form 10-K for
                         the fiscal year ended December 31, 1994.

10(i)(F)                 Project Loan Agreement, dated as of March 29,1995,                                                *
                         among the Company, UBS (New York Branch), as Lender,
                         and UBS (New York Branch), as Agent. Incorporated
                         herein by reference from Exhibit 10(i)(F) to the
                         Registrant's Form 10-K for the fiscal year ended December 31, 1994.

10(i)(G)(1)              Real Estate Retention Agreement dated as of July 20,                                              *
                         1992, between Vornado Realty Trust and Keen Realty
                         Consultants, Inc., each as special real estate
                         consultants, and the Company. Incorporated herein by
                         reference from Exhibit 10(i)(O) to the Registrant's
                         Form 10-K for the fiscal year ended July 25, 1992.

10(i)(G)(2)              Extension Agreement to the Real Estate Retention                                                  *
                         Agreement, dated as of February 6, 1995, between the
                         Company and Vornado Realty Trust. Incorporated herein
                         by reference from Exhibit 10(i)(G)(2) to the
                         Registrant's Form 10-K for the fiscal year ended
                         December 31, 1994.

10(i)(H)                 Management and Development Agreement, dated as of                                                 *
                         February 6, 1995, between Vornado Realty Trust and the
                         Company, on behalf of itself and each subsidiary listed
                         therein. Incorporated herein by reference from Exhibit
                         10.1 to the Registrant's Current Report on Form 8-K dated
                         February 6, 1995.

10(i)(I)                 Commitment letter, dated as of February 6, 1995,                                                  *
                         between Vornado Realty Trust and the Company.
                         Incorporated herein by reference from Exhibit 10.3 to
                         the Registrant's Current Report on Form 8-K dated
                         February 6, 1995.

10(ii)(A)(1)             Agreement of Lease, dated April 22, 1966, between S&E                                             *
                         Realty Company and Alexander's Department Stores of
                         Valley Stream, Inc. Incorporated herein by reference
                         from Exhibit 13N to the Registrant's Registration Statement on Form S-1 (Registration No. 2-29780).

10(ii)(A)(2)             Guarantee, dated April 22, 1966, of the Lease described                                           *
                         as Exhibit 10(ii)(A)(1) above by Alexander's Department
                         Stores, Inc. Incorporated herein by reference from
                         Exhibit 13N(1) to the Registrant's Registration Statement
                         on Form S-1 (Registration No. 2-29780).

10(ii)(A)(3)             Agreement of Lease for Rego Park, Queens, New York, between                                       *
                         Alexander's, Inc. and Sears Roebuck & Co.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on
                         Form 10-Q for the fiscal quarter ended March 31, 1994.

-----------------------------------
*     Incorporated by reference


Exhibit No.              Document
-----------              --------

10(ii)(A)(4)(a)          Lease for Roosevelt Avenue, Flushing, New York, dated                                             *
                         as of December 1, 1992, between the Company, as
                         landlord, and Caldor, as tenant. Incorporated herein by
                         reference from Exhibit 10(ii)(E)(7) to the Registrant's Form
                         10-K for the fiscal year ended July 25, 1992.

10(ii)(A)(4)(b)          First Amendment to Sublease for Roosevelt Avenue,                                                 *
                         Flushing, New York, dated as of February 22, 1995
                         between the Company, as sublandlord, and Caldor, as
                         tenant. Incorporated herein by reference from Exhibit
                         10(ii)(A)(8)(b) to the Registrant's Form 10-K for the
                         fiscal year ended December 31, 1994.

10(ii)(A)(5)             Lease Agreement, dated March 1, 1993 by and between the                                           *
                         Company and Alex Third Avenue Acquisition Associates.
                         Incorporated by reference from Exhibit 10(ii)(F) to the
                         Registrant's Form 10-K for the fiscal year ended July 31, 1993.

10(ii)(A)(6)             Agreement of Lease for Rego Park, Queens, New York,                                               *
                         between the Company and Marshalls of Richfield, MN.,
                         Inc., dated as of March 1, 1995. Incorporated herein by
                         reference from Exhibit 10(ii)(A)(12)(a) to the Registrant's
                         Form 10-K for the fiscal year ended December 31, 1994.

10(ii)(A)(7)             Guaranty, dated March 1, 1995, of the Lease described                                             *
                         in Exhibit 10(ii)(A)(12)(a) above by the Company.
                         Incorporated herein by reference from Exhibit
                         10(ii)(A)(12)(b) to the Registrant's Form 10-K for the
                         fiscal year ended December 31, 1994.

10(iii)(B)               Employment Agreement, dated February 9, 1995, between                                             *
                         the Company and Stephen Mann. Incorporated herein by
                         reference from Exhibit 10(iii)(B) to the Registrant's
                         Form 10-K for the fiscal year ended December 31, 1994.

12                       Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed
                         Charges and Preferred Stock Dividend Requirements.





-----------------------------------
*     Incorporated by reference

EXHIBIT NO.                          DOCUMENT
------------             -------------------------------
13                       Not applicable.

16                       Not applicable.

18                       Not applicable.

19                       Not applicable.

21                       Subsidiaries of Registrant.

22                       Not applicable.

23                       Consent by Deloitte & Touche LLP.

25                       Not applicable.

27                       Financial Data Schedule.

29                       Not applicable.