Form 10-Q
period 2000-03-31
ALEXANDERS INC
filed 2000-05-09
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 14


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                    MARCH 31, 2000
                               -------------------------------------------------

                                       or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                                  to
                              --------------------------------------------------

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

                                        [X] Yes    [ ] No

               As of May 1, 2000 there were 5,000,850 common shares outstanding.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES
                                     INDEX



                                                                                               Page Number
                                                                                               -----------
PART I.         FINANCIAL INFORMATION:
                ----------------------

       Item 1.    Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2000
                  and December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

                  Consolidated Statements of Income for the Three
                  Months Ended March 31, 2000 and March 31, 1999  . . . . . . . . . . . . . .        4

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and March 31, 1999  . . . . . . . . . . . . . .        5

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .        6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .        8

       Item 3.    Quantitative and Qualitative
                  Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . .       11


PART II.          OTHER INFORMATION:
                  -----------------

       Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

       Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .       12


Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

Exhibit Index     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14


    PART I.  FINANCIAL INFORMATION
         ITEM 1.   FINANCIAL STATEMENTS

                              ALEXANDER'S, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands except share amounts)

                                                       MARCH 31,   DECEMBER 31,
                                                         2000         1999
                                                       ---------  -------------
 ASSETS:

 Real estate, at cost:
   Land  . . . . . . . . . . . . . . . . . . .         $  83,957   $    83,957
   Buildings, leaseholds and improvements  . .           161,779       155,899
   Capitalized expenses and predevelopment
       costs . . . . . . . . . . . . . . . . .           102,566        87,148
                                                       ---------   -----------
             Total . . . . . . . . . . . . . .           348,302       327,004

   Less accumulated depreciation and
       amortization  . . . . . . . . . . . . .           (56,105)      (55,199)
                                                       ---------   -----------
   Real estate, net  . . . . . . . . . . . . .           292,197       271,805

 Cash and cash equivalents . . . . . . . . . .            14,886        26,053

 Restricted cash . . . . . . . . . . . . . . .            15,037        20,685

 Accounts receivable, net of allowance for
   doubtful accounts of $290 in 2000 and $314
   in 1999 . . . . . . . . . . . . . . . . . .             1,945         3,353

 Receivable arising from the straight-lining
   of rents, net . . . . . . . . . . . . . . .            12,442        11,575

 Deferred lease and other property costs . . .            24,363        24,788

 Deferred debt expense . . . . . . . . . . . .             3,859         4,206

 Other assets  . . . . . . . . . . . . . . . .             4,917         4,031
                                                       ---------   -----------
 TOTAL ASSETS                                          $ 369,646   $   366,496
                                                       =========   ===========

                                                            MARCH 31,   DECEMBER 31,
                                                              2000         1999
                                                            ---------  -------------
  LIABILITIES AND STOCKHOLDERS' EQUITY:

  Debt (including $95,000 due to Vornado)  . . . . .         $339,325    $  329,161
  Amounts due to Vornado Realty Trust and
      its affiliate  . . . . . . . . . . . . . . . .            2,267         3,821

  Accounts payable and accrued liabilities . . . . .            9,973        10,804

  Other liabilities  . . . . . . . . . . . . . . . .            4,156        10,212
                                                             --------    ----------
                                                              355,721       353,998
                                                             --------    ----------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:

  Preferred stock; no par value;
      authorized 3,000,000 shares
      issued, none
  Common stock; $1.00 par value per share;
      authorized, 10,000,0000 shares;
      issued 5,173,450   . . . . . . . . . . . . . .            5,174         5,174
  Additional capital . . . . . . . . . . . . . . . .           24,843        24,843

  Deficit  . . . . . . . . . . . . . . . . . . . . .          (15,132)      (16,559)
                                                             --------    ----------
                                                                             13,458

  Less treasury shares, 172,600 shares
       at cost . . . . . . . . . . . . . . . . . . .             (960)         (960)
                                                             --------    ----------
  Total stockholders' equity . . . . . . . . . . . .           13,925        12,498
                                                             --------    ----------
  TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY   . . . . . . . . . . . .         $369,646    $  366,496
                                                             ========    ==========

                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


(amounts in thousands except per share amounts)

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                                2000                 1999
                                                                            ----------------- -------------------
 Revenues:
     Property rentals  . . . . . . . . . . . . . . . . . . . . . .              $    10,512      $   11,388
     Expense reimbursements  . . . . . . . . . . . . . . . . . . .                    4,574           5,235
                                                                                -----------      ----------
 Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                   15,086          16,623
                                                                                -----------      ----------
 Expenses:
     Operating (including management fee to Vornado of $335
         and $327 in 2000 and 1999)  . . . . . . . . . . . . . . .                    6,614           8,996
     General and administrative (including management fee  to Vornado of
         $540 in each three month period)  . . . . . . . . . . . .                      851             979
     Depreciation and amortization   . . . . . . . . . . . . . . .                    1,353           1,338
                                                                                -----------      ----------
 Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . .                    8,818          11,313
                                                                                -----------      ----------


 Operating income  . . . . . . . . . . . . . . . . . . . . . . . .                    6,268           5,310

 Interest and debt expense
     (including interest on loan from Vornado)   . . . . . . . . .                   (5,233)         (3,761)

 Interest and other income (expense), net  . . . . . . . . . . . .                      392             (74)
                                                                                -----------      ----------


 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              $     1,427      $    1,475
                                                                                ===========      ==========


 Net income per share - basic  . . . . . . . . . . . . . . . . . .              $       .29      $      .29
                                                                                ===========      ==========

 Net income per share - diluted  . . . . . . . . . . . . . . . . .              $       .28      $      .29
                                                                                ===========      ==========


                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------
                                                                                2000                 1999
                                                                         -------------------  ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .             $    1,427          $   1,475
 Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization (including debt issuance costs).                  1,805              1,749
    Straight-lining of rental income . . . . . . . . . . . . . . .                   (913)            (1,024)
    Write-off of the asset arising from the straight-lining of
     rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    --               3,000
 Change in assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . .                  1,408               (762)
   Amounts due to Vornado Realty Trust and its affiliate . . . . .                 (1,554)              (427)
   Accounts payable and accrued liabilities  . . . . . . . . . . .                   (831)               241
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . .                   (184)               (50)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (861)              (340)
                                                                               ----------          ---------
 Net cash (used in) provided by operating activities . . . . . . .                    297              3,862
                                                                               ----------          ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate  . . . . . . . . . . . . . . . . . . .                (21,298)            (4,096)
   Cash restricted for construction and development  . . . . . . .                  5,861                469
   Cash restricted for operating liabilities . . . . . . . . . . .                   (213)               (79)
                                                                               ----------          ---------
 Net cash used in investing activities   . . . . . . . . . . . . .                (15,650)            (3,706)
                                                                               ----------          ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt  . . . . . . . . . . . . . . . . . . . . . . .                 10,329                 --
   Debt repayments . . . . . . . . . . . . . . . . . . . . . . . .                   (166)              (151)
   Deferred debt expense . . . . . . . . . . . . . . . . . . . . .                   (105)              (292)
   Payment of acquisition obligation   . . . . . . . . . . . . . .                 (5,872)                --
                                                                               ----------          ---------

 Net cash provided by (used in) financing activities . . . . . . .                  4,186               (443)
                                                                               ----------          ---------

 Net decrease in cash and cash equivalents . . . . . . . . . . . .                (11,167)              (287)

 Cash and cash equivalents at beginning of period  . . . . . . . .                 26,053             15,363
                                                                               ----------          ---------


 Cash and cash equivalents at end of period  . . . . . . . . . . .             $   14,886          $  15,076
                                                                               ==========          =========


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest (including capitalized interest of
    $3,338 and $2,245) . . . . . . . . . . . . . . . . . . . . . .             $    8,118          $   5,595
                                                                               ==========          =========



                See notes to consolidated financial statements.

                               ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

      The Consolidated Balance Sheet as of March 31, 2000, the Consolidated Statements of Income for the three months ended March 31, 2000 and March
31, 1999, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

      Management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

2.    RELATIONSHIP WITH VORNADO REALTY TRUST ("VORNADO")

      Vornado owns 32.9% of the Company's Common Stock at March 31, 2000, of which 41,500 shares were acquired on March 31, 2000. Additionally, on April 11, 2000, Vornado acquired 10,400 shares of the Company's stock increasing its ownership from 32.9% to 33.1%.

      The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company incurred fees of $1,687,000 and $1,679,000 in the three month periods ended March 31, 2000 and March 31, 1999. In addition, Vornado is due $1,166,000 at March 31, 2000 under the leasing agreement, subject to the payment of rents by tenants.

      At March 31, 2000 the Company is indebted to Vornado in the amount of $95,000,000, the subordinated tranche of a $115,000,000 secured financing. The Company incurred interest on its loan from Vornado of $3,474,000 and $1,561,000 in the three months ended March 31, 2000 and March 31, 1999.

3.    LEASES

      In the first quarter of 1999, Caldor closed all of its stores. Caldor previously sub-leased its Flushing store from the Company. Caldor rejected the Flushing lease effective March 29, 1999. In connection therewith the Company wrote-off the $3,000,000 asset arising from the straight-lining of Caldor's rent.

4.    COMMITMENTS AND CONTINGENCIES

      During 1999, the Company let a contract for $20,000,000 to undertake the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. As of March 31, 2000, $11,107,000 has been paid.

      In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has not yet approved the finalization of the approach. In 1997, the Center accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of
(i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates the Company accrued an additional $500,000 in the second quarter of 1999 ($822,000 has been paid as of March 31, 2000). If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

     The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of March 31, 2000 for potential recoveries of environmental remediation costs from other parties.

     Letters of Credit

         Approximately $900,000 in standby letters of credit were issued at March 31, 2000.

5.  INCOME PER SHARE

         The following table sets for the computation of basic and diluted income per share:



                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                          -----------------------------------------
                                                                                    2000                 1999
                                                                          ---------------------  ------------------
 (amounts in thousands except per share amounts)
 Numerator:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $        1,427      $       1,475
                                                                               ==============      =============

 Denominator:
   Denominator for basic income per share -
   weighted average shares . . . . . . . . . . . . . . . . . . . . .                    5,001              5,001
  Effect of dilutive securities:
   Employee stock options  . . . . . . . . . . . . . . . . . . . . .                       58                  1
                                                                               --------------      -------------
 Denominator for diluted income per share -
  adjusted weighted average shares and assumed conversions . . . . .                    5,059              5,002
                                                                               ==============      =============

 Net Income per share - basic  . . . . . . . . . . . . . . . . . . .           $          .29      $         .29
                                                                               ==============      =============
 Net Income per share - diluted  . . . . . . . . . . . . . . . . . .           $          .28      $         .29
                                                                               ==============      =============

6.  SUBSEQUENT EVENT

    The outstanding mortgage loan of $21,263,000, an obligation of a wholly-owned subsidiary of the Company, is collateralized by a mortgage on its Fordham Road property. This loan, which was scheduled to mature on February 24, 2000, has been extended for an additional three-years to April 17, 2003. Under the terms of the extension, interest accrues at LIBOR plus 1.50% in the first two years and LIBOR plus 1.75% in year three which is a reduction of the original terms of LIBOR plus 4.25%. Interest is payable at LIBOR for the entire term. The spread over LIBOR accrues during the extended term and increases the principal balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward- looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense,
(f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Alexander's to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations, (l) general competitive factors, (m) dependence upon Vornado Realty Trust and (n) possible conflicts of interest with Vornado Realty Trust.

RESULTS OF OPERATIONS

         The Company had net income of $1,427,000 in the quarter ended March 31, 2000, compared to $1,475,000 in the quarter ended March 31, 1999, a decrease of $48,000.

         Property rentals were $10,512,000 in quarter ended March 31,2000, compared to $11,388,000 in the quarter ended March 31, 1999, a decrease of $876,000. This decrease is primarily from Caldor's rejection of its Flushing lease effective March 29,1999.

         Tenant expense reimbursements were $4,574,000 in the quarter ended March 31, 2000, compared to $5,235,000 in the prior year's quarter, a decrease of $661,000. This decrease results primarily from a change in the method of allocating an anchor tenant's share of parking lot expenses at a shopping center and covered a number of years.

         Operating expenses were $6,614,000 in the quarter ended March 31, 2000, compared to $8,996,000 in the prior year's quarter, a decrease of $2,382,000. Operating expenses for the three months ended March 31, 1999 included $3,000,000 resulting from the write-off of the asset arising from the straight-lining of rents due to Caldor's rejection of its Flushing lease. This amount is partially offset by an increase in expenses of the utility plant at the Company's Kings Plaza Regional Shopping Center resulting primarily from an increase in fuel costs.

         General and administrative expenses were $851,000 in the quarter ended March 31, 2000, compared to $979,000 in the prior year's quarter, a decrease of $128,000. This decrease resulted primarily from lower professional fees.

         Interest and debt expense was $5,233,000 in the quarter ended March 31, 2000, compared to $3,761,000 in the prior year's quarter, an increase of $1,472,000. This increase resulted from (i) an increase in average debt outstanding of $62,400,000, and (ii) an increase in average interest rates from 8.03% to 9.61% partially offset by (iii) an increase in capitalized interest relating to the Company's development properties.

         Interest and other income (expense) was $392,000 in the quarter ended March 31, 2000, compared to an expense of $74,000 in the prior year's quarter, an increase of $466,000. Results for the prior year's quarter included the write-off of certain deferred costs.

LIQUIDITY AND CAPITAL RESOURCES

         In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of development. As rents commence from portions of the development property(s) and from the vacant property(s) the Company expects that cash flow will become positive.

         The Company estimates that capital expenditure requirements for the development of its Paramus property, will approximate $100,000,000.

         The Company is currently undertaking the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The capital required for the proposed building will be in excess of $400,000,000.

         The outstanding mortgage loan of $21,263,000 an obligation of a wholly-owned subsidiary of the Company, is collateralized by a mortgage on its Fordham Road property. This loan, which was scheduled to mature on February 24, 2000, has been extended for an additional three-years to April 17, 2003. Under the terms of the extension, interest accrues at LIBOR plus 1.50% in the first two years and LIBOR plus 1.75% in year three which is a reduction of the original terms of LIBOR plus 4.25%. Interest is payable at LIBOR for the entire term. The spread over LIBOR accrues during the extended term and increases the principal balance.

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

    CASH FLOWS

    Three Months Ended March 31, 2000

    Cash provided by operating activities of $297,000 was comprised of (i) net income of $1,427,000, (ii) non-cash items of $892,000, offset by (iii) the net change in operating assets and liabilities of $2,022,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $1,805,000, offset by (ii) the effect of straight-lining of rental income of $913,000.

    Net cash used in investing activities of $15,650,000 was comprised of capital expenditures of $21,298,000 partially offset by the release of restricted cash of $5,648,000.

    Net cash provided by financing activities of $4,186,000 resulted primarily from an increase in debt of $10,329,000 partially offset by the payment of acquisition debt of $5,872,000.

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

Funds from Operations for the Three Months Ended March 31, 2000 and March 31,
1999

         Funds from operations were $1,297,000 in the quarter ended March 31, 2000, compared to $4,679,000 in the prior year's quarter, a decrease of $3,382,000. The following table reconciles net income to funds from operations:


                                                                For The Three Months Ended
                                                                        March 31,
                                                           -----------------------------------
                                                                    2000            1999
                                                           ------------------  ---------------
 Net income  . . . . . . . . . . . . . . . . . . . . .           $ 1,427,000    $  1,475,000
 Depreciation and amortization of
      real property  . . . . . . . . . . . . . . . . .             1,353,000       1,338,000
 Straight-lining of property rentals
      for rent escalations   . . . . . . . . . . . . .              (893,000)     (1,024,000)
 Leasing fees paid in excess
      of expense recognized  . . . . . . . . . . . . .              (590,000)       (110,000)
 Write-off of asset arising from the
      straight-lining of rents   . . . . . . . . . . .                    --       3,000,000
                                                                 -----------    ------------

                                                                 $ 1,297,000    $  4,679,000
                                                                 ===========    ============

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


                                                           For The Three Months Ended
                                                                   March  31,
                                                    -----------------------------------------
                                                                2000             1999
                                                    -----------------------  ----------------
 Operating activities  . . . . . . . . . .             $           297,000    $   3,862,000
                                                       ===================    =============
 Investing activities  . . . . . . . . . .             $       (15,650,000)   $  (3,706,000)
                                                       ===================    =============
 Financing activities  . . . . . . . . . .             $         4,186,000    $    (443,000)
                                                       ===================    =============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At March 31, 2000, the Company had $162,325,000 of variable rate of debt at a weighted average interest rate of 7.93% and $177,000,000 of fixed rate of debt bearing interest at a weighted average interest rate of 11.80%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,623,000 decrease in the Company's annual net income ($.32 per basic and diluted share).

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation of S-K are filed herewith and are listed in the attached Exhibit Index.

(b)    Reports on Form 8-K:

       None

                                   SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALEXANDER'S, INC.
                              ------------------------------------------
                                             (Registrant)



Date: May 4, 2000                         /s/ Joseph Macnow
                              ------------------------------------------
                                    Joseph Macnow, Vice President,
                                       Chief Financial Officer

                                 EXHIBIT INDEX

   EXHIBIT
     NO.                                                                                                                  PAGE
---------------                                                                                                           ----
3(i)                --      Certificate of Incorporation, as amended.  Incorporated herein by reference from
                            Exhibit 3.0 to the Registrant's Current Report on Form 8-K dated September 21, 1993 ......      *

3(ii)               --      Amended and Restated By-laws .............................................................      *

10(i)(A)(1)         --      Agreement, dated as of December 4, 1985, among Seven Thirty One Limited
                            Partnership ("731 Limited Partnership"), Alexander's Department Stores of
                            Lexington Avenue, Inc., the Company, Emanuel Gruss, Riane Gruss and Elizabeth
                            Goldberg (collectively, the "Partners").  Incorporated herein by reference from
                            Exhibit 10(i)(F)(1) to the Registrant's Form 10-K for the fiscal year ended July
                            26, 1986 .................................................................................      *

10(i)(A)(2)         --      Amended and Restated Agreement of Limited Partnership in the 731 Limited
                            Partnership, dated as of August 21, 1986, among the Partners. Incorporated herein by reference from Exhibit 1 to the Registrant's Current Report on Form 8-K, dated
                            August 21, 1986 ..........................................................................      *

10(i)(A)(3)         --      Third Amendment to Amended and Restated Agreement of Limited Partnership dated
                            December 30, 1994, among the Partners.  Incorporated herein by reference from
                            Exhibit 10(i)(A)(3) to the Registrant's Form 10-K for the fiscal year ended
                            December 31, 1994 ........................................................................      *

10(i)(B)(1)         --      Promissory Note Modification Agreement, dated October 4, 1993, between Alexander's
                            Department Stores of New Jersey, Inc. and New York Life Insurance Company ("New
                            York Life"). Incorporated herein by reference from Exhibit 10(i)(3)(a) to the
                            Registrant's Form 10-K for the Transition Period August 1, 1993 to December 31,
                            1993 .....................................................................................      *

10(i)(B)(2)         --      Mortgage Modification Agreement, dated October 4, 1993, by Alexander's Department
                            Stores of New Jersey, Inc. and New York Life Incorporated herein by reference from
                            Exhibit 10(i)(E)(3)(a) to the Registrant's Form 10-K for the Transition Period
                            August 1, 1993 to December 31, 1993 ......................................................      *

10(i)(C)            --      Credit Agreement, dated March 15, 1995, among the Company and Vornado Lending
                            Corp. Incorporated herein by reference from Exhibit 10(i)(C) to the Registrant's
                            Form 10-K for the fiscal year ended December 31, 1994 ....................................      *

10(i)(D)            --      Credit Agreement, dated March 15, 1995, among the Company and First Union Bank,
                            National Association.  Incorporated herein by reference from Exhibit 10(i)(D) to
                            the Registrant's Form 10-K for the fiscal year ended December 31, 1994 ...................      *

10(i)(D)(1)         --      Modification and Extension of Credit Agreement, dated as of April 14, 2000, between First Union National Bank, as lender, and Alexander's Inc., as borrower ..........

10(i)(D)(2)         --      Pledge and Security Agreement for Transferable Development Rights, dated as of
                            April 14, 2000, between First Union National Bank, as secured party, 731 Limited
                            Partnership, as assignor, and Alexander's, Inc. as borrower ..............................


---------------------------------
*  Incorporated by reference

   EXHIBIT
     NO.                                                                                                                  PAGE
---------------                                                                                                           ----
10(i)(E)            --      Building Loan Agreement, dated as of March 29, 1995, among the Company, Union Bank of Switzerland ("UBS") (New York Branch), as Lender, and UBS (New York Branch), as
                            Agent.  Incorporated by reference from Exhibit 10(i)(E) to the Registrant's Form
                            10-K for the fiscal year ended December 31, 1994 .........................................      *

10(i)(F)            --      Project Loan Agreement, dated as of March 29,1995, among the Company, UBS (New
                            York Branch), as Lender, and UBS (New York Branch), as Agent.  Incorporated herein by reference from Exhibit 10(i)(F) to the Registrant's Form 10-K for the fiscal
                            year ended December 31, 1994 .............................................................      *

10(i)(G)(1)         --      Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty
                            Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the
                            Registrant's Form 10-K for the fiscal year ended July 25, 1992 ...........................      *

10(i)(G)(2)         --      Extension Agreement to the Real Estate Retention Agreement, dated as of February
                            6, 1995, between the Company and Vornado Realty Trust.  Incorporated herein by reference from Exhibit 10(i)(G)(2) to the Registrant's Form 10-K for the fiscal
                            year ended December 31, 1994 .............................................................      *

10(i)(H)            --      Management and Development Agreement, dated as of February 6, 1995, between
                            Vornado Realty Trust and the Company, on behalf of itself and each subsidiary listed therein.  Incorporated herein by reference from Exhibit 10.1 to the
                            Registrant's Current Report on Form 8-K dated February 6, 1995 ...........................      *

10(i)(I)            --      Commitment letter, dated as of February 6, 1995, between Vornado Realty Trust and the Company.  Incorporated herein by reference from Exhibit 10.3 to the
                            Registrant's Current Report on Form 8-K dated February 6, 1995 ...........................      *

10(i)(J)(1)         --      First Amendment to Mortgage and Security Agreement, dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as mortgagee, and
                            Alexander's of Fordham Road, Inc., as mortgagor ..........................................

10(i)(J)(2)         --      Amended and Restated Promissory Note (Secured), dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as lender, and Alexander's of Fordham Road, Inc., as borrower .......................................................

10(i)(J)(3)         --      Trigger Agreement, dated as of February 24, 2000, between Banc of America
                            Commercial Finance Corporation, as lender, and Alexander's, Inc., as guarantor ...........

10(i)(K)            --      Term Loan Agreement dated as of June 18, 1998 among Alexanders' Kings Plaza Center,
                            Inc., Kings Plaza Corp., and Alexander's Department Stores of Brooklyn, Inc., as
                            Borrower, Union Bank of Switzerland as Lender. Incorporated herein by reference
                            from Exhibit 10 to the Registrant's Form 10-Q for the quarter ended June 30, 1998 ........      *


---------------------------------
*  Incorporated by reference

   EXHIBIT
     NO.                                                                                                                  PAGE
---------------                                                                                                           ----
10(ii)(A)(3)        --      Agreement of Lease for Rego Park, Queens, New York, between Alexander's, Inc. and
                            Sears Roebuck & Co.  Incorporated herein by reference from Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
                            1994 .....................................................................................      *

10(ii)(A)(4)(a)     --      Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit (ii)(E)(7) to the Registrant's Form 10-K for the fiscal
                            year ended July 25, 1992 .................................................................      *

10(ii)(A)(4)(b)     --      First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of
                            February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant.
                            Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant's
                            Form 10-K for the fiscal year ended December 31, 1994 ....................................      *

10(ii)(A)(5)        --      Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third
                            Avenue Acquisition Associates.  Incorporated by reference from Exhibit 10(ii)(F)
                            to the Registrant's Form 10-K for the fiscal year ended July 31, 1993 ....................      *

10(ii)(A)(6)        --      Agreement of Lease for Rego Park, Queens, New York, between the Company and
                            Marshalls of Richfield, MN., Inc., dated as of March 1, 1995.  Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the Registrant's Form 10-K for the
                            fiscal year ended December 31, 1994 ......................................................      *

10(ii)(A)(7)        --      Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)
                            above by the Company.  Incorporated herein by reference from Exhibit
                            10(ii)(A)(12)(b) to the Registrant's Form 10-K for the fiscal year ended December
                            31, 1994 .................................................................................      *

10(iii)(B)          --      Employment Agreement, dated February 9, 1995, between the Company and Stephen
                            Mann.  Incorporated herein by reference from Exhibit 10(iii)(B) to the
                            Registrant's Form 10-K for the fiscal year ended December 31, 1994 .......................      *

10(iv)(A)           --      Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997.  Incorporated herein by reference from Exhibit 10 to the Registrant's Form 10-Q for the fiscal
                            quarter ended June 30, 1997...............................................................      *

27                  --      Financial Data Schedule


---------------------------------
*  Incorporated by reference