Form 10-Q
period 2000-06-30
ALEXANDERS INC
filed 2000-08-08
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 15


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      JUNE 30, 2000


                                       or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number:       1-6064

                                ALEXANDER'S, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                          51-0100517
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                          Identification Number)

210 ROUTE 4 EAST, PARAMUS, NEW JERSEY                             07652
(Address of principal executive offices)                        (Zip Code)

                                  (201)587-8541
              (Registrant's telephone number, including area code)

                    PARK 80 WEST, PLAZA II, SADDLE BROOK, NJ 07663
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

     As of July 21, 2000 there were 5,000,850 common shares outstanding.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                              Page Number

PART I.          FINANCIAL INFORMATION:

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999...........................................       3

            Consolidated Statements of Income for the Three and Six
            Months Ended June 30, 2000 and June 30, 1999....................       4

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2000 and June 30, 1999...........................       5

            Notes to Consolidated Financial Statements......................       6

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................       9

 Item 3.    Quantitative and Qualitative
            Disclosures about Market Risk...................................      12


PART II.           OTHER INFORMATION:

 Item 1.    Legal Proceedings...............................................      13

 Item 5.    Other Information...............................................      13

 Item 6.    Exhibits and Reports on Form 8-K................................      13


Signatures         .........................................................      14

Exhibit Index      .........................................................      15

      PART I.  FINANCIAL INFORMATION
         ITEM 1.    FINANCIAL STATEMENTS

                                                   ALEXANDER'S, INC.
                                                   AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS
       (amounts in thousands except share amounts)

                                                              JUNE 30,       DECEMBER 31,
                                                                2000            1999
ASSETS:
Real estate, at cost:
     Land.........................................          $     83,957    $    83,957
     Buildings, leaseholds and improvements.......               168,804        155,899
     Capitalized expenses and development
         costs....................................               115,942         87,148
                                                            ------------    -----------
               Total..............................               368,703        327,004
     Less accumulated depreciation and
         amortization.............................               (57,010)       (55,199)
                                                            -------------   -----------
     Real estate, net.............................               311,693        271,805

Cash and cash equivalents.........................                 2,762         26,053
Restricted cash...................................                12,603         20,685
Accounts receivable, net of allowance for
     doubtful accounts of $382 in 2000 and $314 in
     1999.........................................                 1,740          3,353
Receivable arising from the straight-lining of
     rents, net...................................                13,304         11,575
Deferred lease and other property costs...........                24,277         24,788
Deferred debt expense.............................                 3,785          4,206
Other assets......................................                 2,663          4,031
                                                            ------------    -----------


TOTAL ASSETS......................................          $    372,827    $   366,496
                                                            ============    ===========



                                                                 JUNE 30,        DECEMBER 31,
                                                                   2000              1999
 LIABILITIES AND STOCKHOLDERS' EQUITY:

 Debt (including $95,000 due to Vornado)...............       $      341,409   $   329,161
 Amounts due to Vornado Realty Trust and
      its affiliate....................................                2,905         3,821
 Accounts payable and accrued liabilities..............               10,180        10,804
 Other liabilities ....................................                4,175        10,212
                                                              --------------   -----------
                                                                     358,669       353,998

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock; no par value;
      authorized 3,000,000 shares
      issued, none
 Common stock; $1.00 par value per share;
      authorized, 10,000,0000 shares;
      issued 5,173,450.................................                5,174         5,174
 Additional capital....................................               24,843        24,843
 Deficit...............................................              (14,899)      (16,559)
                                                              ---------------  -----------
                                                                      15,118        13,458
 Less treasury shares, 172,600 shares
       at cost.........................................                 (960)         (960)
                                                              --------------   -----------
 Total stockholders' equity............................               14,158        12,498
                                                              --------------   -----------



 TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY.............................       $      372,827   $   366,496
                                                              ==============   ===========

                See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


(amounts in thousands except per share amounts)

                                                                              FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                                     ENDED                           ENDED
                                                                              -----------------------       -----------------------
                                                                              JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                                2000           1999           2000           1999
                                                                              --------       --------       --------       --------
Revenues:
     Property rentals ..................................................      $ 10,655       $ 10,758       $ 21,167       $ 22,146
     Expense reimbursements ............................................         5,433          5,279         10,007         10,514
                                                                              --------       --------       --------       --------
Total revenues .........................................................        16,088         16,037         31,174         32,660
                                                                              --------       --------       --------       --------

Expenses:
     Operating (including management fee to Vornado of $333
         and $347 each for the three months ended in 2000 and
         1999; $668 and $674 each for the six months ended in
         2000 and 1999) ................................................         7,395          7,455         14,009         16,800

     General and administrative (including management fee to Vornado of $540 and $1,080 each for the three and six months ended in
         2000...........................................................         1,903            942          2,755          1,921
     Depreciation and amortization .....................................         1,364          1,292          2,717          2,630
                                                                              --------       --------       --------       --------
Total expenses .........................................................        10,662          9,689         19,481         21,351
                                                                              --------       --------       --------       --------

Operating income .......................................................         5,426          6,348         11,693         11,309
Interest and debt expense (including interest on loan from Vornado) ....        (5,449)        (4,339)       (10,681)        (8,100)
Interest and other income, net .........................................           256            327            648            602
                                                                              --------       --------       --------       --------

Net income .............................................................      $    233       $  2,336       $  1,660       $  3,811
                                                                              ========       ========       ========       ========

Net income per share - basic and diluted ...............................      $    .05       $    .47       $    .33       $    .76
                                                                              ========       ========       ========       ========




                See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                  ---------------------------------
                                                                                    2000                   1999
                                                                                  ---------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................            $  1,660               $  3,811
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization (including debt issuance costs) ....               3,610                  3,709
     Straight-lining of rental income .................................              (1,729)                (1,727)
     Write-off of the asset arising from the straight-lining of rents .                --                    3,000
Change in assets and liabilities:
    Accounts receivable ...............................................               1,613                  3,187
    Amounts due to Vornado Realty Trust and its affiliate .............                (916)                  (716)
    Accounts payable and accrued liabilities ..........................                (624)                  (844)
    Other liabilities .................................................                 747                    (50)
    Other .............................................................                 969                    199
                                                                                   --------               --------
Net cash provided by  operating activities ............................               5,330                 10,569
                                                                                   --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate ..........................................             (41,699)                (8,017)
    Cash restricted for construction and development ..................               7,995                  2,668
    Cash restricted for operating liabilities .........................                  87                    (21)
                                                                                   --------               --------
Net cash used in investing activities .................................             (33,617)                (5,370)
                                                                                   --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of debt ..................................................              12,470                 82,000
    Debt repayments ...................................................                (222)               (85,306)
    Deferred debt expense .............................................                (468)                (2,147)
    Payment of acquisition obligation .................................              (6,784)                  --
                                                                                   --------               --------
Net cash provided by (used in) financing activities ...................               4,996                 (5,453)
                                                                                   --------               --------

Net decrease in cash and cash equivalents .............................             (23,291)                  (254)
Cash and cash equivalents at beginning of period ......................              26,053                 15,363
                                                                                   --------               --------

Cash and cash equivalents at end of period ............................            $  2,762               $ 15,109
                                                                                   ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of
     $6,962 and $4,458) ...............................................            $ 14,606               $ 10,999
                                                                                   ========               ========




                See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statements of Income for the three and six months ended June 30, 2000 and June 30, 1999, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

2.    RELATIONSHIP WITH VORNADO REALTY TRUST ("VORNADO")

      Vornado owns 33.1% of the Company's Common Stock at June 30, 2000, of which 41,500 shares were acquired on March 31, 2000 and 10,400 shares were acquired on April 11, 2000.

      The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company incurred fees of $ 1,686,000 and $1,700,000 in the three month periods ended June 30, 2000 and June 30, 1999 and $3,373,000 and $3,380,000 in the six months periods ended June 30, 2000 and June 30, 1999. In addition, Vornado is due $562,000 at June 30, 2000 under the leasing agreement, subject to the payment of rents by tenants.

      At June 30, 2000 the Company is indebted to Vornado in the amount of $95,000,000, the subordinated tranche of a $115,000,000 secured financing. The Company incurred interest on its loan from Vornado of $3,474,000 and $1,613,000 in the three months ended June 30, 2000 and June 30, 1999 and $7,249,000 and $3,174,000 in the six months period ended June 30, 2000 and June 30, 1999.

3.     DEBT

      A mortgage loan of $21,263,000, an obligation of a wholly-owned subsidiary of the Company collateralized by the Fordham Road property, was scheduled to mature on February 24, 2000. The mortgage loan has been extended for an additional three-years to April 17, 2003. Under the terms of the extension, interest accrues at LIBOR plus 1.50% in the first two years and LIBOR plus 1.75% in year three which is a reduction of the original terms of LIBOR plus 4.25%. Interest is payable at LIBOR for the entire term. The spread over LIBOR accrues during the extended term and increases the principal balance.

4.     COMMITMENTS AND CONTINGENCIES

       The Company let contracts for $28,000,000 to undertake the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. As of June 30, 2000, $17,748,000 has been paid.

       In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has not yet approved the finalization of the approach. In 1997, the Center accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation,
(ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates the Company accrued an additional $500,000 in the second quarter of 1999 ($915,000 has been paid as of June 30, 2000). If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

      The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of June 30, 2000 for potential recoveries of environmental remediation costs from other parties.

     Letters of Credit

          Approximately $900,000 in standby letters of credit were issued at June 30, 2000.

5.   INCOME PER SHARE

         The following table sets for the computation of basic and diluted income per share:


                                                                       FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,                              JUNE 30,
                                                                        2000             1999                2000              1999
(amounts in thousands except per share amounts)


Numerator:
   Net income ..............................................            $  233            $2,336            $1,660            $3,811
                                                                        ======            ======            ======            ======
Denominator:
   Denominator for basic income per share-
    weighted average shares ................................             5,001             5,001             5,001             5,001
   Effect of dilutive securities:
    Employee stock options .................................              --                  20                 6                 8
                                                                        ------            ------            ------            ------

Denominator for diluted income per share-
   adjusted weighted average shares and assumed conversions              5,001             5,021             5,007             5,009
                                                                        ======            ======            ======            ======

Net income per share - basic and diluted ...................            $   05            $  .47            $  .33            $  .76
                                                                        ======            ======            ======            ======

6.   STOCK APPRECIATION RIGHTS

     On June 5, 2000, the Board of Directors approved the conversion of 850,000 stock options of two officers/directors into equivalent stock appreciation rights (SARs). The SARs have the same vesting terms and strike prices as the options. Accounting for SARs is reflected in the statement of operations, whereas the accounting for stock options is not, accordingly a charge of $983,000 has been recorded in the second quarter of this year. SARs, unlike options, are not aggregated under the REIT rules.

7.   SUBSEQUENT EVENT

     On August 1, 2000, the Company obtained a $50,000,000 secured line of credit from Vornado under the same terms and conditions as the existing $95,000,000 loan from Vornado, including the interest rate of 15.72%. The maturity date of the existing $95,000,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists. The Company plans to use the proceeds for general corporate purposes including continuing to fund the real estate development costs at its Lexington Avenue property. It is expected that a construction loan will be obtained to finance the Lexington Avenue property.

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

RESULTS OF OPERATIONS

     The Company had a net income of $233,000 in the quarter ended June 30, 2000, compared to $2,336,000 in the quarter ended June 30, 1999, a decrease of $2,103,000 and $1,660,000 for the six months ended June 30, 2000, compared to $3,811,000 for the six months ended June 30, 1999 a decrease of $2,151,000.

     Property rentals were $10,655,000 in quarter ended June 30,2000, compared to $10,758,000 in the quarter ended June 30, 1999, a decrease of $103,000 and $21,167,000 for the six months ended June 30, 2000, compared to $22,146,000 for the six months ended June 30, 1999 a decrease of $979,000. The decrease for the six months is primarily from Caldor's rejection of its Flushing lease effective March 29,1999.

     Tenant expense reimbursements were $5,433,000 in the quarter ended June 30, 2000, compared to $5,279,000 in the prior year's quarter, an increase of $154,000 and $10,007,000 for the six months ended June 30, 2000, compared to $10,514,000 for the six months ended June 30, 1999 a decrease $507,000. The increase for the three months ended June 30, 2000 resulted from higher reimbursements for increased fuel costs of the utility plan at the Company's King's Plaza Regional Shopping Center. This increase was offset for the six months primarily from a change made in the first quarter of 2000, in the method of allocating an anchor tenant's share of parking lot expenses at a shopping center and covered a number of years.

     Operating expenses were $7,395,000 in the quarter ended June 30, 2000, compared to $7,455,000 in the prior year's quarter, a decrease of $60,000. This decrease results primarily from lower repairs and maintenance, offset by an increase in expenses of the utility plant at the Company's Kings Plaza Regional Shopping Center resulting primarily from higher fuel costs. Operating expenses were $14,009,000 for the six months ended June 30, 2000, compared to $16,800,000 for the six months ended June 30, 1999 a decrease of $2,791,000. Operating expenses for the six months ended June 30, 1999 included $3,000,000 resulting from the write-off of the asset arising from the straight-lining of rents due to Caldor's rejection of its Flushing lease. This amount is partially offset by an increase in expenses of the utility plant at the Company's Kings Plaza Regional Shopping Center resulting primarily from higher fuel costs.

     General and administrative expenses were $1,903,000 in the quarter ended June 30, 2000, compared to $942,000 in the prior year's quarter, an increase of $961,000 and $2,755,000 for the six months ended June 30, 2000, compared to $1,921,000 for the six months ended June 30, 1999, an increase of $834,000. These increases resulted from an increase in compensation expense of $983,000 relating to stock appreciation rights granted on June 5, 2000.

     Interest and debt expense was $5,449,000 in the quarter ended June 30, 2000, compared to $4,339,000 in the prior year's quarter, an increase of $1,110,000 and $10,681,000 for the six months ended June 30, 2000, compared to $8,100,000 for the six months ended June 30, 1999 an increase of $2,581,000. These increases resulted from (i) an increase in average debt outstanding of approximately $58,000,000, and (ii) an increase in average interest rates from 8.1% to 10.0%, partially offset by (iii) an increase in capitalized interest relating to the Company's development properties.

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

     The Company let contracts for $28,000,000 to undertake the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. As of June 30, 2000, $17,748,000 has been paid. The additional capital required for the proposed building will be in excess of $400,000,000.

     On August 1, 2000, the Company obtained a $50,000,000 secured line of credit from Vornado under the same terms and conditions as the existing $95,000,000 loan from Vornado, including the interest rate of 15.72%. The maturity date of the existing $95,000,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists. The Company plans to use the proceeds for general corporate purposes including continuing to fund the real estate development costs at its Lexington Avenue property. It is expected that a construction loan will be obtained to finance the Lexington Avenue property.

     The Company estimates that capital expenditure requirements for the development of its Paramus property, will approximate $100,000,000.

     A mortgage loan of $21,263,000, an obligation of a wholly-owned subsidiary of the Company collateralized by the Fordham Road property, was scheduled to mature on February 24, 2000. The mortgage loan has been extended for an additional three-years to April 17, 2003. Under the terms of the extension, interest accrues at LIBOR plus 1.50% in the first two years and LIBOR plus 1.75% in year three which is a reduction of the original terms of LIBOR plus 4.25%. Interest is payable at LIBOR for the entire term. The spread over LIBOR accrues during the extended term and increases the principal balance.

     The Company estimates that the fair market values of its assets are substantially in excess of their historical costs and that it has additional borrowing capacity. Alexander's continues to evaluate its needs for capital which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

    CASH FLOWS

     Six Months Ended June 30, 2000

     Cash provided by operating activities of $5,330,000 was comprised of (i) net income of $1,660,000, (ii) non-cash items of $1,881,000, and (iii) the net change in operating assets and liabilities of $1,789,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $3,610,000, offset by (ii) the effect of straight-lining of rental income of $1,729,000.

     Net cash used in investing activities of $33,617,000 was comprised of capital expenditures of $41,699,000, partially offset by the release of restricted cash of $8,082,000.

     Net cash provided by financing activities of $4,996,000 resulted primarily from an increase in debt of $12,470,000 partially offset by the payment of acquisition debt of $6,784,000.

Six Months Ended June 30, 1999

     Cash provided by operating activities of $10,569,000 was comprised of (i) net income of $3,811,000, (ii) non-cash items of $4,982,000, and (iii) the net change in operating assets and liabilities of $1,776,000. The adjustments for non-cash items are comprised of (i) the write-off of the asset arising from the straight-lining of rents of $3,000,000 and (ii) depreciation and amortization of $3,709,000, offset by (iii) the effect of straight-lining of rental income of $1,727,000.

     Net cash used in investing activities of $5,370,000 was primarily comprised of capital expenditures.

     Net cash used in financing activities of $5,453,000 resulted from proceeds of $82,000,000 from the refinancing of its subsidiary's Rego Park I property offset by (i) the repayment of the then existing $75,000,000 debt on the property, (ii) repayment of the $10,000,000 debt on the Paramus property and
(iii) an increase in debt issuance costs of $2,147,000.

Funds from Operations for the Three and Six Months Ended June 30, 2000 and June 30, 1999

     Funds from operations was $105,000 in the quarter ended June 30, 2000, compared to $2,146,000 in the prior year's quarter, a decrease of $2,041,000 and $1,402,000 in the six months ended June 30, 2000 compared to $6,825,000 in the prior year's six months, a decrease of $5,423,000. The following table reconciles net income to funds from operations:


                                                      For The Three Months Ended                       For The Six Months Ended
                                                               June 30,                                        June 30,
                                                      2000                   1999                   2000                    1999

Net income ..........................            $   233,000             $ 2,336,000             $ 1,660,000            $ 3,811,000
Depreciation and amortization of
      real property .................              1,364,000               1,292,000               2,717,000              2,630,000
Straight-lining of property rentals
      for rent escalations ..........               (888,000)               (930,000)             (1,781,000)            (1,954,000)
Leasing fees paid in excess
      of expense recognized .........               (604,000)               (552,000)             (1,194,000)              (662,000)
Write-off of asset arising from the
      straight-lining of rent .......                   --                      --                      --                3,000,000
                                                 -----------             -----------             -----------            -----------
                                                 $   105,000             $ 2,146,000             $ 1,402,000            $ 6,825,000
                                                 ===========             ===========             ===========            ===========

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

                                                For The Three Months Ended                          For The Six Months Ended
                                                         June 30,                                            June 30,
                                              2000                     1999                      2000                      1999

Operating activities .......             $  5,033,000              $  6,707,000              $  5,330,000              $ 10,569,000
                                         ============              ============              ============              ============

Investing activities .......             $(17,967,000)             $ (1,664,000)             $(33,617,000)             $ (5,370,000)
                                         ============              ============              ============              ============

Financing activities .......             $    810,000              $ (5,010,000)             $  4,996,000              $ (5,453,000)
                                         ============              ============              ============              ============

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2000, the Company had $164,409,000 of variable rate of debt at a weighted average interest rate of 7.95% and $177,000,000 of fixed rate of debt bearing interest at a weighted average interest rate of 11.80%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,644,000 decrease in the Company's annual net income ($.33 per basic and diluted share).

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.

ITEM 5. OTHER INFORMATION

     Michael D. Fascitelli was elected Alexander's new President by its Board, effective August 1, 2000. Mr. Fascitelli has been a Director of Alexander's since December, 1996. Mr. Fascitelli has also been the President and a Trustee of Vornado Realty Trust, Alexander's managing agent, since December 1996.

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



                                                     ALEXANDER'S, INC.
                                                     (Registrant)



Date: August 1, 2000                               /s/ Joseph Macnow
                                               Joseph Macnow, Vice President,
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


 EXHIBIT
   NO.                                                                                       PAGE

3(i)           --   Certificate of Incorporation, as amended. Incorporated
                    herein by reference from Exhibit 3.0 to the Registrant's
                    Current Report on Form 8-K dated September 21, 1993 ..................     *

3(ii)          --   By-laws, as amended. Incorporated herein by reference from
                    Exhibit 10.1 to the Registrant's Quarterly Report on Form
                    10-Q for the fiscal quarter ended March 31, 2000 .....................     *

10(i)(A)(1)    --   Agreement, dated as of December 4, 1985, among Seven Thirty
                    One Limited Partnership ("731 Limited Partnership"),
                    Alexander's Department Stores of Lexington Avenue, Inc., the
                    Company, Emanuel Gruss, Riane Gruss and Elizabeth Goldberg
                    (collectively, the "Partners"). Incorporated herein by
                    reference from Exhibit 10(i)(F)(1) to the Registrant's Form
                    10-K for the fiscal year ended July 26, 1986 .........................     *

10(i)(A)(2)    --   Amended and Restated Agreement of Limited Partnership in the
                    731 Limited Partnership, dated as of August 21, 1986, among the Partners. Incorporated herein by reference from Exhibit
                    1 to the Registrant's Current Report on Form 8-K, dated
                    August 21, 1986 ......................................................     *

10(i)(A)(3)    --   Third Amendment to Amended and Restated Agreement of Limited
                    Partnership dated December 30, 1994, among the Partners.
                    Incorporated herein by reference from Exhibit 10(i)(A)(3) to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1994 ....................................................     *

10(i)(B)(1)    --   Promissory Note Modification Agreement, dated October 4,
                    1993, between Alexander's Department Stores of New Jersey,
                    Inc. and New York Life Insurance Company ("New York Life").
                    Incorporated herein by reference from Exhibit 10(i)(3)(a) to the Registrant's Form 10-K for the Transition Period August
                    1, 1993 to December 31, 1993 .........................................     *

10(i)(B)(2)    --   Mortgage Modification Agreement, dated October 4, 1993, by
                    Alexander's Department Stores of New Jersey, Inc. and New
                    York Life Incorporated herein by reference from Exhibit
                    10(i)(E)(3)(a) to the Registrant's Form 10-K for the
                    Transition Period August 1, 1993 to December 31, 1993 ................     *

10(i)(C)       --   Credit Agreement, dated March 15, 1995, among the Company
                    and Vornado Lending Corp. Incorporated herein by reference from Exhibit 10(i)(C) to the Registrant's Form 10-K for the
                    fiscal year ended December 31, 1994 ..................................     *

10(i)(C)(1)    --   Modification and Extension of Credit Agreement, dated as of
                    March 13, 2000, between Vornado Lending L.L.C., as Lender, and Alexander's Inc., as Borrower ....................................

10(i)(D)       --   Credit Agreement, dated March 15, 1995, among the Company
                    and First Union Bank, National Association. Incorporated
                    herein by reference from Exhibit 10(i)(D) to the
                    Registrant's Form 10-K for the fiscal year ended December
                    31, 1994 .............................................................     *

10(i)(D)(1)    --   Modification and Extension of Credit Agreement, dated as of
                    April 14, 2000, between First Union National Bank, as
                    lender, and Alexander's Inc., as borrower. Incorporated
                    herein by reference from Exhibit 10.1 to the Registrant's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended
                    March 31, 2000 .......................................................     *

--------
* Incorporated by reference

 EXHIBIT
   NO.                                                                                       PAGE


10(i)(D)(2)         --   Pledge and Security Agreement for Transferable
                         Development Rights, dated as of April 14, 2000, between
                         First Union National Bank, as secured party, 731
                         Limited Partnership, as assignor, and Alexander's, Inc.
                         as borrower, Incorporated herein by reference from
                         Exhibit 10.1 to the Registrant's Quarterly Report on
                         Form 10-Q for the fiscal quarter ended March 31, 2000 ............    *

10(i)(E)            --   Amended, Restated and Consolidated Mortgage and
                         Security Agreement, dated May 12, 1999, between The
                         Chase Manhattan Bank, as mortgagee, and Alexander's
                         Rego Shopping Center Inc., as mortgagor ..........................

10(i)(G)(1)         --   Real Estate Retention Agreement dated as of July 20,
                         1992, between Vornado Realty Trust and Keen Realty
                         Consultants, Inc., each as special real estate
                         consultants, and the Company. Incorporated herein by
                         reference from Exhibit 10(i)(O) to the Registrant's
                         Form 10-K for the fiscal year ended July 25, 1992 ................    *

10(i)(G)(2)         --   Extension Agreement to the Real Estate Retention
                         Agreement, dated as of February 6, 1995, between the
                         Company and Vornado Realty Trust. Incorporated herein
                         by reference from Exhibit 10(i)(G)(2) to the
                         Registrant's Form 10-K for the fiscal year ended
                         December 31, 1994 ................................................    *

10(i)(H)            --   Management and Development Agreement, dated as of
                         February 6, 1995, between Vornado Realty Trust and the
                         Company, on behalf of itself and each subsidiary listed
                         therein. Incorporated herein by reference from Exhibit
                         10.1 to the Registrant's Current Report on Form 8-K
                         dated February 6, 1995 ...........................................    *

10(i)(I)            --   Commitment letter, dated as of February 6, 1995,
                         between Vornado Realty Trust and the Company.
                         Incorporated herein by reference from Exhibit 10.3 to
                         the Registrant's Current Report on Form 8-K dated
                         February 6, 1995 .................................................    *

10(i)(J)(1)         --   First Amendment to Mortgage and Security Agreement,
                         dated as of February 24, 2000, between Banc of America
                         Commercial Finance Corporation, as mortgagee, and
                         Alexander's of Fordham Road, Inc., as mortgagor.
                         Incorporated herein by reference from Exhibit 10.1 to
                         the Registrant's Quarterly Report on Form 10-Q for the
                         fiscal quarter ended March 31, 2000 ..............................    *

10(i)(J)(2)         --   Amended and Restated Promissory Note (Secured), dated
                         as of February 24, 2000, between Banc of America
                         Commercial Finance Corporation, as lender, and
                         Alexander's of Fordham Road, Inc., as borrower.
                         Incorporated herein by reference from Exhibit 10.1 to
                         the Registrant's Quarterly Report on Form 10-Q for the
                         fiscal quarter ended March 31, 2000 ..............................    *

10(i)(J)(3)         --   Trigger Agreement, dated as of February 24, 2000,
                         between Banc of America Commercial Finance Corporation,
                         as lender, and Alexander's, Inc., as guarantor.
                         Incorporated herein by reference from Exhibit 10.1 to
                         the Registrant's Quarterly Report on Form 10-Q for the
                         fiscal quarter ended March 31, 2000 ..............................    *

10(i)(K)         --      Term Loan Agreement dated as of June 18, 1998 among
                         Alexanders' Kings Plaza Center, Inc., Kings Plaza
                         Corp., and Alexander's Department Stores of Brooklyn,
                         Inc., as Borrower, Union Bank of Switzerland, as
                         Lender. Incorporated herein by reference from Exhibit
                         10 to the Registrant's Form 10-Q for the quarter ended
                         June 30, 1998 ....................................................    *

10(ii)(A)(3)        --   Agreement of Lease for Rego Park, Queens, New York,
                         between Alexander's, Inc. and Sears Roebuck & Co.
                         Incorporated herein by reference from Exhibit 10.1 to
                         the Registrant's Quarterly Report on Form 10-Q for the
                         fiscal quarter ended March 31, 1994 ..............................    *

 EXHIBIT
   NO.                                                                                       PAGE


10(ii)(A)(4)(a)     --   Lease for Roosevelt Avenue, Flushing, New York, dated
                         as of December 1, 1992, between the Company, as
                         landlord, and Caldor, as tenant. Incorporated herein by
                         reference from Exhibit (ii)(E)(7) to the Registrant's
                         Form 10-K for the fiscal year ended July 25, 1992 ................    *

10(ii)(A)(4)(b)     --   First Amendment to Sublease for Roosevelt Avenue,
                         Flushing, New York, dated as of February 22, 1995
                         between the Company, as sublandlord, and Caldor, as
                         tenant. Incorporated herein by reference from Exhibit
                         10(ii)(A)(8)(b) to the Registrant's Form 10-K for the
                         fiscal year ended December 31, 1994 ..............................    *

10(ii)(A)(5)        --   Lease Agreement, dated March 1, 1993 by and between the
                         Company and Alex Third Avenue Acquisition Associates.
                         Incorporated by reference from Exhibit 10(ii)(F) to the
                         Registrant's Form 10-K for the fiscal year ended July
                         31, 1993 .........................................................    *

10(ii)(A)(6)        --   Agreement of Lease for Rego Park, Queens, New York,
                         between the Company and Marshalls of Richfield, MN.,
                         Inc., dated as of March 1, 1995. Incorporated herein by
                         reference from Exhibit 10(ii)(A)(12)(a) to the
                         Registrant's Form 10-K for the fiscal year ended
                         December 31, 1994 ................................................    *

10(ii)(A)(7)        --   Guaranty, dated March 1, 1995, of the Lease described
                         in Exhibit 10(ii)(A)(6)(a) above by the Company.
                         Incorporated herein by reference from Exhibit
                         10(ii)(A)(12)(b) to the Registrant's Form 10-K for the
                         fiscal year ended December 31, 1994 ..............................    *

10(iii)(B)          --   Employment Agreement, dated February 9, 1995, between
                         the Company and Stephen Mann. Incorporated herein by
                         reference from Exhibit 10(iii)(B) to the Registrant's
                         Form 10-K for the fiscal year ended December 31, 1994 ............    *

10(iv)(A)           --   Registrant's Omnibus Stock Plan, as amended, dated May
                         28, 1997. Incorporated herein by reference from Exhibit
                         10 to the Registrant's Form 10-Q for the fiscal quarter
                         ended June 30, 1997 ..............................................    *

27                  --   Financial Data Schedule


--------
* Incorporated by reference