Form 10-Q
period 2000-09-30
ALEXANDERS INC
filed 2000-11-02
CIK 3499

                                                      EXHIBIT INDEX ON PAGE 15


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                SEPTEMBER 30, 2000
                              --------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                          ------------------------------------------------------

Commission File Number:       1-6064

                                ALEXANDER'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                     51-0100517
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                           Identification Number)

    210 ROUTE 4 EAST, PARAMUS, NEW JERSEY                         07652
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                  (201)587-8541
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes    [ ] No

                 As of October 13, 2000 there were 5,000,850 common shares outstanding.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                                                              Page Number
                                                                                                              -----------
PART I.          FINANCIAL INFORMATION:

        Item 1.    Financial Statements:

                   Consolidated Balance Sheets as of September 30, 2000
                   and December 31, 1999...........................................................                 3

                   Consolidated Statements of Operations for the Three and Nine
                   Months Ended September 30, 2000 and September 30, 1999..........................                 4

                   Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 2000 and September 30, 1999.................................                 5

                   Notes to Consolidated Financial Statements......................................                 6

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................................                 9

        Item 3.    Quantitative and Qualitative
                   Disclosures about Market Risk...................................................                12


PART II.           OTHER INFORMATION:

        Item 1.    Legal Proceedings...............................................................                13

        Item 4.    Submission of Matters to a Vote of Security Holders.............................                13

        Item 6.    Exhibits and Reports on Form 8-K................................................                13


Signatures         ................................................................................                14

Exhibit Index      ................................................................................                15

      PART I.  FINANCIAL INFORMATION
         ITEM 1.    FINANCIAL STATEMENTS

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share amounts)


                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       2000               1999
                                                                   -------------      ------------
ASSETS:

Real estate, at cost:
     Land .................................................         $  83,957          $  83,957
     Buildings, leaseholds and improvements ...............           175,657            155,899
     Capitalized expenses and development
         costs ............................................           130,678             87,148
                                                                    ---------          ---------
               Total ......................................           390,292            327,004
     Less accumulated depreciation and
         amortization .....................................           (57,936)           (55,199)
                                                                    ---------          ---------
     Real estate, net .....................................           332,356            271,805

Cash and cash equivalents .................................             1,006             26,053
Restricted cash ...........................................             9,460             20,685
Accounts receivable, net of allowance for
     doubtful accounts of $625 in 2000 and $314 in 1999 ...             2,287              3,353
Receivable arising from the straight-lining of
     rents, net ...........................................            14,171             11,575
Deferred lease and other property costs ...................            24,516             24,788
Deferred debt expense .....................................             3,516              4,206
Other assets ..............................................             5,251              4,031
                                                                    ---------          ---------




TOTAL ASSETS ..............................................         $ 392,563          $ 366,496
                                                                    =========          =========



                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2000               1999
                                                            -------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Debt (including $110,000 and $95,000 due to Vornado) ...     $ 361,693          $ 329,161
Amounts due to Vornado Realty Trust and
     its affiliate .....................................         1,203              3,821
Accounts payable and accrued liabilities ...............        11,271             10,804
Other liabilities ......................................         9,661             10,212
                                                             ---------          ---------
                                                               383,828            353,998
                                                             ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: ..................................         5,174              5,174
Preferred stock; no par value;
     authorized 3,000,000 shares
     issued, none
Common stock; $1.00 par value per share;
     authorized, 10,000,000 shares;
     issued 5,173,450
Additional capital .....................................        24,843             24,843
Deficiency .............................................       (20,322)           (16,559)
                                                             ---------          ---------
                                                                 9,695             13,458
Less treasury shares, 172,600 shares
      at cost ..........................................          (960)              (960)
                                                             ---------          ---------
Total stockholders' equity .............................         8,735             12,498
                                                             ---------          ---------



TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ..............................     $ 392,563          $ 366,496
                                                             =========          =========


                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


     (amounts in thousands except per share amounts)

                                                                                     FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                                     --------------------     -------------------
                                                                                       2000        1999        2000        1999
                                                                                     --------    --------    --------    --------
Revenues:
     Property rentals ............................................................   $ 10,676    $ 10,724    $ 31,843    $ 32,870
     Expense reimbursements ......................................................      5,706       5,223      15,713      15,737
                                                                                     --------    --------    --------    --------
Total revenues ...................................................................     16,382      15,947      47,556      48,607
                                                                                     --------    --------    --------    --------

Expenses:
     Operating (including management fee to Vornado of $329 and $326 each for the three months ended in 2000 and 1999; $997 and $1,000 each for the
         nine months ended in 2000 and 1999) .....................................      7,909       7,768      21,918      24,568
     General and administrative (including management fee to Vornado of $540 and $1,620 each for the three and nine months ended
         in 2000 and 1999)........................................................      6,921         872       9,676       2,793
     Depreciation and amortization ...............................................      1,404       1,444       4,121       4,074
                                                                                     --------    --------    --------    --------
Total expenses ...................................................................     16,234      10,084      35,715      31,435
                                                                                     --------    --------    --------    --------

Operating income .................................................................        148       5,863      11,841      17,172
Interest and debt expense (including interest on loans from Vornado) .............     (5,777)     (4,223)    (16,458)    (12,323)
Interest and other income, net ...................................................        206          (5)        854         597
                                                                                     --------    --------    --------    --------

Net (loss)/income ................................................................   $ (5,423)   $  1,635    $ (3,763)   $  5,446
                                                                                     ========    ========    ========    ========

Net (loss)/income per share - basic ..............................................   $  (1.08)   $    .33    $   (.75)   $   1.09
                                                                                     ========    ========    ========    ========

Net (loss)/income per share - diluted ............................................   $  (1.08)   $    .32    $   (.75)   $   1.08
                                                                                     ========    ========    ========    ========




                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                             ---------------------------------------
                                                                                      2000              1999
                                                                                    --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income .........................................................         $ (3,763)         $  5,446
Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
     Depreciation and amortization (including debt issuance costs) ........            5,427             5,604
     Straight-lining of rental income, net ................................           (2,596)           (2,706)
     Stock appreciation rights compensation expense........................            6,864                --
     Write-off of the asset arising from the straight-lining of rents .....               --             3,000
Change in assets and liabilities:
    Accounts receivable ...................................................            1,066             2,925
    Amounts due to Vornado Realty Trust and its affiliate .................           (2,618)           (2,718)
    Accounts payable and accrued liabilities ..............................              467               642
    Other liabilities .....................................................             (479)              925
    Other .................................................................           (2,333)           (1,212)
                                                                                    --------          --------
Net cash provided by  operating activities ................................            2,035            11,906
                                                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate ..............................................          (63,288)          (12,225)
    Cash (made available) restricted for construction and development .....           11,350              (178)
    Cash (restricted) made available for operating liabilities ............             (125)            1,946
                                                                                    --------          --------
Net cash used in investing activities .....................................          (52,063)          (10,457)
                                                                                    --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of debt ......................................................           32,754            82,000
    Debt repayments .......................................................             (222)          (85,465)
    Deferred debt expense .................................................             (616)           (3,476)
    Payment of acquisition obligation .....................................           (6,936)           (4,648)
                                                                                    --------          --------
Net cash provided by (used in) financing activities .......................           24,980           (11,589)
                                                                                    --------          --------

Net decrease in cash and cash equivalents .................................          (25,048)          (10,140)
Cash and cash equivalents at beginning of period ..........................           26,053            15,363
                                                                                    --------          --------

Cash and cash equivalents at end of period ................................         $  1,005          $  5,223
                                                                                    ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest (including capitalized interest of
    $10,840 and $6,630) ...................................................         $ 24,827          $ 16,558
                                                                                    ========          ========




                 See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

2. RELATIONSHIP WITH VORNADO REALTY TRUST ("VORNADO")

     Vornado owns 33.1% of the Company's Common Stock at September 30, 2000, of which 41,500 shares were acquired on March 31, 2000 and 10,400 shares were acquired on April 11, 2000.

     The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company incurred fees of $1,919,000 and $1,834,000 in the three months ended September 30, 2000 and 1999 and $5,291,000 and $5,278,000 in the nine months ended
September 30, 2000 and 1999.

     At September 30, 2000, the Company is indebted to Vornado in the amount of $110,000,000 comprised of (i) $95,000,000 relating to the subordinated tranche of a $115,000,000 secured financing, and (ii) $15,000,000 under the line of credit discussed below. The Company incurred interest on its loans from Vornado of $4,175,000 and $1,631,000 in the three months ended September 30, 2000 and 1999 and $11,424,000 and $4,806,000 in the nine months ended September 30, 2000 and 1999.

     On August 1, 2000, the Company obtained a $50,000,000 secured line of credit from Vornado under the same terms and conditions as the existing $95,000,000 loan from Vornado, including the interest rate of 15.72%. The maturity date of the existing $95,000,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists. The proceeds of the secured line of credit are being used for general corporate purposes including continuing to fund the real estate development costs at its Lexington Avenue property. It is expected that a construction loan will be obtained to finance the Lexington Avenue property.

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

4. COMMITMENTS AND CONTINGENCIES

     The Company let contracts for $28,000,000 to undertake the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building as of September 30, 2000. $22,635,000 has been paid as of September 30, 2000.

     In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has not yet approved the finalization of the approach. In 1997, the Center accrued $1,500,000 for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation,
(ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates the Company accrued an additional $500,000 in the second quarter of 1999 ($1,107,000 has been paid as of September 30, 2000). If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

     The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of September 30, 2000 for potential recoveries of environmental remediation costs from other parties.

     Letters of Credit

          Approximately $900,000 in standby letters of credit were issued at September 30, 2000.

5. (LOSS)/INCOME PER SHARE

         The following table sets for the computation of basic and diluted
(loss)/income per share:

                                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                       --------------------------    -------------------------
                                                            2000         1999           2000          1999
                                                          -------       ------         -------       ------
(amounts in thousands except per share amounts)


Numerator:
   Net (loss)/income ...............................      $(5,423)      $1,635         $(3,763)      $5,446
                                                          =======       ======         =======       ======

Denominator:
   Denominator for basic (loss)/income per share ...                                                     --
    weighted average shares ........................        5,001        5,001           5,001        5,001
   Effect of dilutive securities:
    Employee stock options .........................           --           60              --           19
                                                          -------       ------         -------       ------
Denominator for diluted (loss)/income per share ....                                                     --
   adjusted weighted average shares and assumed
   conversions .....................................        5,001        5,061           5,001        5,020
                                                          =======       ======         =======       ======

Net (loss)/income per share - basic ................      $ (1.08)      $  .33         $  (.75)      $ 1.09
                                                          =======       ======         =======       ======

Net (loss)/income per share - diluted ..............      $ (1.08)      $  .32         $  (.75)      $ 1.08
                                                          =======       ======         =======       ======

6. STOCK APPRECIATION RIGHTS

         On June 5, 2000, the Board of Directors approved the conversion of 850,000 stock options of two officers/directors into equivalent stock appreciation rights (SARs). The SARs have the same vesting terms and strike prices as the options. Accounting for SARs is reflected in the statement of operations, whereas the accounting for stock options is not, accordingly a charge of $5,881,000 for the quarter ended September 30, 2000 and $6,864,000 for the nine months ended September 30, 2000 has been recorded. SARs, unlike options, are not aggregated under the REIT rules.

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

RESULTS OF OPERATIONS

         The Company had a net loss of $5,423,000 in the quarter ended September 30, 2000, compared to net income of $1,635,000 in the quarter ended September 30, 1999, a decrease of $7,058,000, and a net loss of $3,763,000 for the nine months ended September 30, 2000, compared to net income of $5,446,000 for the nine months ended September 30, 1999, a decrease of $9,209,000.

         Property rentals were $10,676,000 in quarter ended September 30,2000, compared to $10,724,000 in the quarter ended September 30, 1999, a decrease of $48,000, and $31,843,000 for the nine months ended September 30, 2000, compared to $32,870,000 for the nine months ended September 30, 1999, a decrease of $1,027,000. The decrease for the nine months is primarily from Caldor's rejection of its Flushing lease effective March 29, 1999.

         Tenant expense reimbursements were $5,706,000 in the quarter ended September 30, 2000, compared to $5,223,000 in the prior year's quarter, an increase of $483,000, and $15,713,000 for the nine months ended September 30, 2000, compared to $15,737,000 for the nine months ended September 30, 1999, a decrease of $24,000. The increase for the three months ended September 30, 2000 resulted primarily from higher reimbursements for a portion of the increased fuel costs of the utility plant at the Company's Kings Plaza Regional Shopping Center. This increase was offset for the nine months primarily from a change made in the first quarter of 2000, in the method of allocating an anchor tenant's share of parking lot expenses at a shopping center and covered a number of years.

         Operating expenses were $7,909,000 in the quarter ended September 30, 2000, compared to $7,768,000 in the prior year's quarter, a increase of $141,000. This increase is principally from higher expenses of the utility plant at the Company's Kings Plaza Regional Shopping Center resulting primarily from higher fuel costs, partially offset by lower repairs and maintenance. Operating expenses were $21,918,000 for the nine months ended September 30, 2000, compared to $24,568,000 for the nine months ended September 30, 1999, a decrease of $2,650,000. Operating expenses for the nine months ended September 30, 1999, included $3,000,000 resulting from the write-off of the asset arising from the straight-lining of rents due to Caldor's rejection of its Flushing lease. This amount was partially offset by an increase in expenses of the utility plant at the Company's Kings Plaza Regional Shopping Center in the current year's nine months resulting primarily from higher fuel costs.

         General and administrative expenses were $6,921,000 in the quarter ended September 30, 2000, compared to $872,000 in the prior year's quarter, an increase of $6,049,000, and $9,676,000 for the nine months ended September 30, 2000, compared to $2,793,000 for the nine months ended September 30, 1999, an increase of $6,883,000. These increases resulted primarily from an increase in compensation expense relating to stock appreciation rights granted on June 5, 2000.

         Interest and debt expense was $5,777,000 in the quarter ended September 30, 2000, compared to $4,223,000 in the prior year's quarter, an increase of $1,554,000, and $16,458,000 for the nine months ended September 30, 2000, compared to $12,323,000 for the nine months ended September 30, 1999, an increase of $4,135,000. These increases resulted from (i) an increase in average debt outstanding of approximately $81,000,000 and $65,000,000, and (ii) an increase in average interest rates from 8.42% to 10.22%, and 8.19% to 9.95%, partially offset by (iii) an increase in capitalized interest relating to the Company's development properties.

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

         The Company let contracts for $28,000,000 to undertake the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. $22,635,000 has been paid as of September 30, 2000. The additional capital required for the proposed building will be in excess of $650,000,000.

         At September 30, 2000, the Company is indebted to Vornado in the amount of $110,000,000 comprised of (i) $95,000,000 relating to the subordinated tranche of a $115,000,000 secured financing, and (ii) $15,000,000 under the line of credit discussed below.

         On August 1, 2000, the Company obtained a $50,000,000 secured line of credit from Vornado under the same terms and conditions as the existing $95,000,000 loan from Vornado, including the interest rate of 15.72%. The maturity date of the existing $95,000,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists. The proceeds of the secured line of credit are being used for general corporate purposes including continuing to fund the real estate development costs at its Lexington Avenue property. It is expected that a construction loan will be obtained to finance the Lexington Avenue property.

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

         CASH FLOWS

         Nine Months Ended September 30, 2000

         Cash provided by operating activities of $2,035,000 was comprised of
(i) non-cash items of $9,695,000, offset by, (ii) net loss of $3,763,000, and
(iii) the net change in operating assets and liabilities of $3,897,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $5,427,000, (ii) compensation expense of $6,864,000, partially offset by (iii) the effect of straight-lining of rental income of $2,596,000.

         Net cash used in investing activities of $52,063,000 was comprised of capital expenditures of $63,288,000, partially offset by the release of restricted cash of $11,350,000.

         Net cash provided by financing activities of $24,981,000 resulted primarily from an increase in debt of $32,754,000 partially offset by the payment of acquisition obligation of $6,936,000.

Nine Months Ended September 30, 1999

         Cash provided by operating activities of $11,906,000 was comprised of
(i) net income of $5,446,000, (ii) non-cash items of $5,898,000, and (iii) the net change in operating assets and liabilities of $562,000. The adjustments for non-cash items are comprised of (i) the write-off of the asset arising from the straight-lining of rents of $3,000,000 and (ii) depreciation and amortization of $5,604,000, offset by (iii) the effect of straight-lining of rental income of $2,706,000.

         Net cash used in investing activities of $10,457,000 primarily comprised of capital expenditures.

         Net cash used in financing activities of $11,589,000 resulted primarily from proceeds of $82,000,000 from the refinancing of its subsidiary's Rego Park I property, offset by (i) the repayment of the then existing $75,000,000 debt on the property, (ii) repayment of the $10,000,000 debt on the Paramus property,
(iii) an increase in debt issuance costs of $3,476,000, and (iv) payment of acquisition obligation of $4,648,000.



Funds (used in) / from Operations for the Three and Nine Months Ended September 30, 2000 and 1999

         Funds used in operations was $5,396,000 in the quarter ended September 30, 2000, compared to funds from operations of $1,406,000 in the prior year's quarter, a decrease of $6,802,000, and funds used in operations of $3,994,000 in the nine months ended September 30, 2000, compared to funds from operations of $8,231,000 in the prior year's nine months, a decrease of $12,225,000. The following table reconciles net income to funds from operations:


                                                FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                               -----------------------------       -----------------------------
                                                   2000              1999              2000              1999
                                               -----------       -----------       -----------       -----------
  Net (loss)/income .....................      $(5,423,000)      $ 1,635,000       $(3,763,000)      $ 5,446,000
  Depreciation and amortization of
        real property ...................        1,404,000         1,444,000         4,121,000         4,074,000
  Straight-lining of property rentals
        for rent escalations ............         (815,000)         (978,000)       (2,596,000)       (2,932,000)
  Leasing fees paid in excess
        of expense recognized ...........         (562,000)         (695,000)       (1,756,000)       (1,357,000)
  Write-off of asset arising from the
        straight-lining of rent .........               --                --                --         3,000,000
                                               -----------       -----------       -----------       -----------
                                               $(5,396,000)      $ 1,406,000       $(3,994,000)      $ 8,231,000
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

                                     FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                               SEPTEMBER 30,
                                 ----------------------------------          ----------------------------------
                                     2000                  1999                  2000                  1999
                                 ------------          ------------          ------------          ------------
Operating activities ...         $ (3,295,000)         $  1,337,000          $  2,035,000          $ 11,906,000
                                 ============          ============          ============          ============

Investing activities ...         $(18,446,000)         $ (5,087,000)         $(52,063,000)         $(10,457,000)
                                 ============          ============          ============          ============

Financing activities ...         $ 19,984,000          $ (6,136,000)         $ 24,980,000          $(11,589,000)
                                 ============          ============          ============          ============

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At September 30, 2000, the Company had $169,693,000 of variable rate of debt at a weighted average interest rate of 8.29% and $192,000,000 of fixed rate of debt bearing interest at a weighted average interest rate of 12.10%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,697,000 increase in its net loss ($.34 per basic and diluted share).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On August 1, 2000, the Company held its annual meeting of stockholders. The stockholders voted, in person or by proxy, for: (i) the election of the three nominees listed in the Proxy Statement to serve on the Board of Directors for a term of three years, or until their respective successors are duly elected and qualified, and (ii) an amendment to the Company's Omnibus Stock Plan (the "Plan") to authorize the allocation of an additional 300,000 shares to be reserved for issuance under the Plan. The three nominees and the amendment were approved. The results of the voting are shown below:


           Election of Directors:


                                                                          Votes
                      Directors                    Votes Cast For        Withheld
                      ---------                    --------------        --------
           Steven Roth                                  4,825,045          35,323
           David Mandelbaum                             4,825,202          35,166
           Richard West                                 4,825,102          35,266

           Amendment to Omnibus Stock Plan:

                                                                          Votes
                                                                        Against or
                                                   Votes Cast For      Abstentions
                                                   --------------        --------
                                                        4,298,234         294,839

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



                                                  ALEXANDER'S, INC.
                                        ----------------------------------------
                                                    (Registrant)



Date: November 2, 2000                           /s/ Joseph Macnow
                                        ----------------------------------------
                                            Joseph Macnow, Vice President,
                                                Chief Financial Officer

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                                                                                                               PAGE
     -------                                                                                                             ----
3(i)                 --   Certificate of Incorporation, as amended.  Incorporated herein by reference from Exhibit
                           3.0 to the Registrant's Current Report on Form 8-K dated September 21, 1993................     *

3(ii)                --   By-laws, as amended.  Incorporated herein by reference from Exhibit 10.1 to the
                           Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.....     *

10(i)(A)(1)          --   Agreement, dated as of December 4, 1985, among Seven Thirty One Limited Partnership ("731
                           Limited Partnership"), Alexander's Department Stores of Lexington Avenue, Inc., the
                           Company, Emanuel Gruss, Riane Gruss and Elizabeth Goldberg (collectively, the
                           "Partners").  Incorporated herein by reference from Exhibit 10(i)(F)(1) to the
                           Registrant's Form 10-K for the fiscal year ended July 26, 1986.............................     *

10(i)(A)(2)          --   Amended and Restated Agreement of Limited Partnership in the 731 Limited Partnership, dated as of August 21, 1986, among the Partners. Incorporated herein by reference from Exhibit 1
                           to the Registrant's Current Report on Form 8-K, dated August 21, 1986......................     *

10(i)(A)(3)          --   Third Amendment to Amended and Restated Agreement of Limited Partnership dated December 30,
                           1994, among the Partners.  Incorporated herein by reference from Exhibit 10(i)(A)(3) to
                           the Registrant's Form 10-K for the fiscal year ended December 31, 1994.....................     *

10(i)(B)(1)          --   Promissory Note Modification Agreement, dated October 4, 1993, between Alexander's
                           Department Stores of New Jersey, Inc. and New York Life Insurance Company ("New York
                           Life").  Incorporated herein by reference from Exhibit 10(i)(3)(a) to the Registrant's
                           Form 10-K for the Transition Period August 1, 1993 to December 31, 1993....................     *

10(i)(B)(2)          --   Mortgage Modification Agreement, dated October 4, 1993, by Alexander's Department Stores of
                           New Jersey, Inc. and New York Life Incorporated herein by reference from Exhibit
                           10(i)(E)(3)(a) to the Registrant's Form 10-K for the Transition Period August 1, 1993 to
                           December 31, 1993..........................................................................     *

10(i)(C)             --   Credit Agreement, dated March 15, 1995, among the Company and Vornado Lending Corp.
                           Incorporated herein by reference from Exhibit 10(i)(C) to the Registrant's Form 10-K for
                           the fiscal year ended December 31, 1994....................................................     *

10(i)(C)(1)          --   Modification and Extension of Credit Agreement, dated as of March 13, 2000, between Vornado
                           Lending L.L.C., as Lender, and Alexander's Inc., as Borrower. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the Registrant's Quarterly Report on Form 10-Q for
                           the fiscal quarter ended June 30, 2000.....................................................     *

10(i)(D)             --   Credit Agreement, dated March 15, 1995, among the Company and First Union Bank, National
                           Association.  Incorporated herein by reference from Exhibit 10(i)(D) to the Registrant's
                           Form 10-K for the fiscal year ended December 31, 1994......................................     *

-----------------------------------
* Incorporated by reference

     EXHIBIT
       NO.                                                                                                               PAGE
     -------                                                                                                             ----
10(i)(D)(1)          --   Modification and Extension of Credit Agreement, dated as of April 14, 2000, between First
                           Union National Bank, as lender, and Alexander's Inc., as borrower.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
                           fiscal quarter ended March 31, 2000........................................................     *

10(i)(D)(2)          --   Pledge and Security Agreement for Transferable Development Rights, dated as of April 14,
                           2000, between First Union National Bank, as secured party, 731 Limited Partnership, as assignor, and Alexander's, Inc. as borrower, Incorporated herein by reference from Exhibit
                           10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March
                           31, 2000...................................................................................     *

10(i)(E)             --   Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and Alexander's Rego Shopping Center Inc., as mortgagor.  Incorporated herein by reference from Exhibit 10(i)(E) to the Registrant's
                           Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000...................     *

10(i)(G)(1)          --   Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and
                           Keen Realty Consultants, Inc., each as special real estate consultants, and the Company.
                           Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant's Form 10-K for
                           the fiscal year ended July 25, 1992........................................................     *

10(i)(G)(2)          --   Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust.  Incorporated herein by reference from
                           Exhibit 10(i)(G)(2) to the Registrant's Form 10-K for the fiscal year ended December 31,
                           1994.......................................................................................     *

10(i)(H)             --   Management and Development Agreement, dated as of February 6, 1995, between Vornado Realty
                           Trust and the Company, on behalf of itself and each subsidiary listed therein.
                           Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on
                           Form 8-K dated February 6, 1995............................................................     *

10(i)(I)             --   Commitment letter, dated as of February 6, 1995, between Vornado Realty Trust and the
                           Company.  Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current
                           Report on Form 8-K dated February 6, 1995..................................................     *

10(i)(J)(1)          --   First Amendment to Mortgage and Security Agreement, dated as of February 24, 2000, between
                           Banc of America Commercial Finance Corporation, as mortgagee, and Alexander's of Fordham
                           Road, Inc., as mortgagor.  Incorporated herein by reference from Exhibit 10.1 to the
                           Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.....     *

10(i)(J)(2)          --   Amended and Restated Promissory Note (Secured), dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as lender, and Alexander's of Fordham Road,
                           Inc., as borrower.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's
                           Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000..................     *

10(i)(J)(3)          --   Trigger Agreement, dated as of February 24, 2000, between Banc of America Commercial
                          Finance Corporation, as lender, and Alexander's, Inc., as guarantor.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
                          fiscal quarter ended March 31, 2000.........................................................     *

     EXHIBIT
       NO.                                                                                                               PAGE
     -------                                                                                                             ----
10(i)(K)             --   Term Loan Agreement dated as of June 18, 1998 among Alexanders' Kings Plaza Center, Inc.,
                          Kings Plaza Corp., and Alexander's Department Stores of Brooklyn, Inc., as Borrower, Union
                          Bank of Switzerland, as Lender.  Incorporated herein by reference from Exhibit 10 to the
                          Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998...........................     *

10(ii)(A)(3)         --   Agreement of Lease for Rego Park, Queens, New York, between Alexander's, Inc. and Sears
                           Roebuck & Co.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's
                           Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994..................     *

10(ii)(A)(4)(a)      --   Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the
                           Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from
                           Exhibit (ii)(E)(7) to the Registrant's Form 10-K for the fiscal year ended July 25, 1992...     *

10(ii)(A)(4)(b)      --   First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of February
                           22, 1995 between the Company, as sublandlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant's Form 10-K for the fiscal
                           year ended December 31, 1994...............................................................     *

10(ii)(A)(5)         --   Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue
                           Acquisition Associates.  Incorporated by reference from Exhibit 10(ii)(F) to the
                           Registrant's Form 10-K for the fiscal year ended July 31, 1993.............................     *

10(ii)(A)(6)         --   Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of
                           Richfield, MN., Inc., dated as of March 1, 1995.  Incorporated herein by reference from
                           Exhibit 10(ii)(A)(12)(a) to the Registrant's Form 10-K for the fiscal year ended December
                           31, 1994...................................................................................     *

10(ii)(A)(7)         --   Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)(a) above by the Company.  Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the
                           Registrant's Form 10-K for the fiscal year ended December 31, 1994.........................     *

10(iii)(B)           --   Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann.
                           Incorporated herein by reference from Exhibit 10(iii)(B) to the Registrant's Form 10-K for
                           the fiscal year ended December 31, 1994....................................................     *

10(iv)(A)            --   Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997.  Incorporated herein by reference from Exhibit 10 to the Registrant's Form 10-Q for the fiscal quarter ended June
                            30, 1997..................................................................................     *

27                   --   Financial Data Schedule

-----------------------------------
* Incorporated by reference