Form 10-K405
period 2000-12-31
ALEXANDERS INC
filed 2001-03-01
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 43

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number: 1-6064

                                ALEXANDER'S, INC.

             (Exact name of registrant as specified in its charter)

                 Delaware                                     51-0100517
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)


  888 Seventh Avenue, New York, New York.                        10019
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:    (212) 894-7000

                  210 Route 4 East, Paramus, New Jersey 07652
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
----------------------------           -----------------------------------------
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


YES  X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the New York Stock Exchange on February 9, 2001) was approximately $131,783,000.

5,000,850 shares of the Registrant's common stock, par value $1 per share, were outstanding as of February 9, 2001.

                       Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 30, 2001

                                TABLE OF CONTENTS

                                                                                               Page
                       Item

PART I.                1.          Business                                                       3

                       2.          Properties                                                     6

                       3.          Legal Proceedings                                             10

                       4.          Submission of Matters to a Vote of Security Holders           10

                                   Executive Officers of the Company                             10

PART II.               5.          Market for Registrant's Common
                                   Equity and Related Stockholder Matters                        11

                       6.          Selected Financial Data                                       12

                       7           Management's Discussion and Analysis of Financial             13
                                   Condition and Results of Operations

                       7A.         Quantitative and Qualitative Disclosures about Market         18
                                   Risk

                       8.          Financial Statements and Supplementary Data                   18

                       9.          Changes in and Disagreements with Accountants                 18
                                   on Accounting and Financial Disclosure


PART III.              10.         Directors and Executive Officers of the Registrant           37 (1)

                       11.         Executive Compensation                                       37 (1)

                       12.         Security Ownership of Certain
                                   Beneficial Owners and Management                             37 (1)


                       13.         Certain Relationships and Related Transactions               37 (1)

PART IV                14.         Exhibits, Financial Statement
                                   Schedules, and Reports on Form 8-K                            38


SIGNATURES                                                                                       39

(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2000, which is incorporated by reference.

                                     PART I

Item 1.  Business

GENERAL

         Alexander's, Inc. (the "Company") is a real estate investment trust ("REIT") engaged in leasing, managing, developing and redeveloping properties. Alexander's activities are conducted through its manager, Vornado Realty Trust ("Vornado").

         Alexander's has seven properties consisting of:

         Operating properties:

         (i) the Rego Park I property located on Queens Boulevard and 63rd Road in Rego Park, Queens, New York, which contains a 351,000 square foot building, which is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

         (ii) the recently renovated Kings Plaza Regional Shopping Center on Flatbush Avenue in Brooklyn, New York, which contains 1,100,000 square feet is comprised of a two-level mall containing 477,000 square feet (the "Mall), a 289,000 square foot department store leased to Sears and another anchor department store owned and operated as a Macy's by Federated Department Stores, Inc. ("Federated");

         (iii) the Flushing property located at Roosevelt Avenue and Main Street in Flushing, New York, which contains a 177,000 square foot building currently unoccupied; and

         (iv) the Third Avenue property located at Third Avenue and 152nd Street in the Bronx, New York, which contains a 173,000 square foot building leased to an affiliate of Conway.

         Non-operating properties to be developed:

         (v) the Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York;

         (vi) the Paramus property which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey; and

         (vii) the Rego Park II property, which comprises one and one-half square blocks of vacant land adjacent to the Rego Park I property.

         The Company has completed the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include a combination of retail stores, offices, hotel space, extended stay residences, residential rentals and parking; and a residential portion, consisting of condominium units. The capital required for the proposed building will be in excess of $650,000,000.

         If the residential portion of the property is developed, the air rights representing the residential portion would be transferred to a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums.

         The Company sold its Fordham road property, located in the Bronx, New York, on January 12, 2001. The vacant property contains 303,000 square feet and was sold for $25,500,000 resulting in a gain of $19,000,000. In addition, the Company paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from the early extinguishment of debt of $3,500,000.

         Sears accounted for 21%, 22% and 28% of the Company's consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively. No other tenant accounted for more than 10% of revenues.

         The Company has completed a renovation of the Kings Plaza Regional Shopping Center (the "Center") at a total cost of $48,000,000, of which $42,392,000 has been expended as of December 31, 2000. Included in the $48,000,000 is $15,000,000 that the Company agreed to pay Federated to renovate its Macy's store at the Center. This agreement was part of the terms of the acquisition, by the Company, of Federated's 50% interest in the Center in June 1998. The remainder of the Center renovation (the exterior) is expected to be completed in 2001.

         In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of development. As rents commence from portions of the development property(s) and from the vacant property, the Company expects that cash flow will become positive.

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

         The Company is a Delaware corporation with its principal executive office located at 888 Seventh Avenue; New York, New York 10019, telephone 212-894-7000.


         Relationship with Vornado Realty Trust ("Vornado")

         Vornado owns 33.1% of the Company's Common Stock at December 31, 2000, of which 41,500 share were acquired on March 31, 2000 and 10,400 shares were acquired on April 11, 2000. The Company is managed by, and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

         The annual management fee payable by the Company to Vornado is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Mall, plus (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum. The leasing agreement provides for the Company to pay a fee to Vornado equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the Commissions occurred, if later. At December 31, 2000 the Company does not owe Vornado any leasing fees. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers.

         At December 31, 2000, the Company is indebted to Vornado in the amount of $115,000,000 comprised of (i) $95,000,000 relating to the subordinated tranche of a $115,000,000 secured financing, and (ii) $20,000,000 under the line of credit discussed below.

         On August 1, 2000, the Company obtained a $50,000,000 secured line of credit from Vornado under the same terms and conditions as the existing $95,000,000 loan from Vornado, including the interest rate of 15.72%. The maturity date of the existing $95,000,000 loan has been extended to March 15, 2002, which is also the maturity date of the new line of credit. The interest rate on the loan and line of credit will reset on March 15, 2001, using the same spread to treasuries as presently exists. The proceeds of the secured line of credit are being used for general corporate purposes including continuing to fund the real estate development costs at its Lexington Avenue property. It is expected that a construction loan will be obtained to finance the development of the Lexington Avenue property.

         These loans are secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The liens do not cover the Kings Plaza Regional Shopping Center and Rego Park I and are subordinate to first mortgages and a $20,000,000 bank term loan.

         Vornado is a fully integrated REIT with significant experience in the ownership, development, leasing, operation and management of retail and office properties.

         Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2000, Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vorndao) own, in the aggregate, 27.5% of the outstanding common stock of the Company, and 17.7% of the outstanding common shares of beneficial interest of Vornado.

ENVIRONMENTAL MATTERS

         In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has not yet approved the remediation approach. The Company accrued $2,000,000 in previous years ($1,678,000 has been paid as of December 31, 2000) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

         The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of December 31, 2000 for potential recoveries of environmental remediation costs from other parties.

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

EMPLOYEES

         The Company currently has one corporate employee and 77 property level employees.

Item 2.  Properties

The following table shows the location, approximate size and leasing status as of December 31, 2000 of each of the Company's properties, excluding the Fordham Road property that was sold on January 12, 2001.

                                     Approximate    Approximate
                                    Land Area in     Building         Average                 Significant                 Lease
                                     Square Feet  Leaseable Square   Annualized                 Tenants        Square    Expiration/
                                       ("SF")       Feet/Number      Base Rent    Percent   (30,000 square     Footage     Option
Property                Ownership    or Acreage      of Floors      Per Sq. Foot   Leased     feet or more)    Leased    Expiration
--------                ---------   ------------  ----------------  ------------  -------  ------------------  -------   ----------
OPERATING PROPERTIES

 Rego Park I            Owned         4.8 acres      351,000/3        $ 29.02       100%         Sears         195,000      2021
  Queens Blvd. &                                        (1)                                  Circuit City       50,000      2021
  63rd Rd.                                                                                 Bed Bath & Beyond    46,000      2013
  Rego Park, New York                                                                          Marshalls        39,000   2008/2021

 Kings Plaza Regional   Owned        24.3 acres      766,000/4          30.73        91%         Sears         289,000   2023/2033
  Shopping Center                                       (1)(2)                             114 Mall tenants    433,000    Various
  Flatbush Avenue
  Brooklyn, New York

 Roosevelt Avenue &     Leased (3)    44,975 SF      177,000/4            --         --           --               --
  Main Street
  Flushing, New York

 Third Avenue &         Owned         60,451 SF      173,000/4           5.00       100%    An affiliate of    173,000      2023
  152nd Street                                                                                  Conway
  Bronx, New York
                                                   -----------
                                                    1,467,000
                                                   ===========
DEVELOPMENT PROPERTIES
 Square block at East   Owned         84,420 SF          --
  59th Street &                                         (4)
  Lexington Avenue
  New York, New York

 Routes 4 & 17          Owned        30.3 acres          --
  Paramus, New Jersey                                   (5)

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

         (4) The Company has completed the excavation and laying the foundation of the site as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include a combination of retail stores, offices, hotel space, extended stay residences, residential rentals and parking; and a residential portion, consisting of condominium units. The capital required for the proposed building will be in excess of $650,000,000.

         (5) Governmental approvals have been obtained to develop a shopping center at this site containing approximately 550,000 square feet (see Item 2 "Paramus Property").

Operating Properties:
---------------------

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

Kings Plaza Regional Shopping Center

     The Kings Plaza Regional Shopping Center (the "Center") contains approximately 1.1 million square feet and is comprised of a two-level mall (the "Mall") containing 477,000 square feet and two four-level anchor stores. One of the anchor stores is owned by the Company and leased to Sears, while the other anchor store is owned and operated as a Macy's store by Federated. The Center occupies a 24.3-acre site at the intersection of Flatbush Avenue and Avenue U located in Brooklyn, New York. Among the Center's features are a marina, a five-level parking structure and an energy plant that generates all of the Center's electrical power. The Company has completed a renovation of the Mall in connection with the overall renovation of the Center at an estimated cost of $33,000,000 of which $27,891,000 has been expended as of December 31, 2000. The remainder of the Center renovation (the exterior) is expected to be completed in 2001.

     The following table shows lease expirations for the Mall tenants in the Center for the next ten years, assuming none of the tenants exercise renewal options:

                                                                        Percent of     Percent of
                                                                        Total Lease    2000 Gross
                     Approximate       Annualized       Annualized        Square       Annual Base
                    Leased Area in     Fixed Rent       Fixed Rent        Footage        Rental
       Number of     Square Feet         Under        Under Expiring    Represented    Represented
        Leases      Under Expiring      Expiring        Leases per      by Expiring    by Expiring
Year   Expiring         Leases           Leases        Square Foot        Leases         Leases
----   ---------    --------------     -----------    --------------    -----------    -----------
2001        9           28,576         $ 1,874,925       $  65.61            6.59%         10.37%
2002       10           32,764           1,339,902          40.90            7.56           7.41
2003        8           16,611             860,071          51.78            3.83           4.76
2004        4           23,006             908,255          39.48            5.31           5.03
2005       10           17,479             852,097          48.75            4.03           4.71
2006       14           81,324           2,344,373          28.83           18.76          12.97
2007       13           52,763           2,389,054          45.28           12.17          13.22
2008        4            5,341             294,836          55.20            1.23           1.63
2009       17           79,056           3,891,948          49.23           18.24          21.53
2010       12           26,469           1,689,201          63.82            6.11           9.35


The following table shows the occupancy rate and the average annual rent per square foot for the Mall stores as of:

                                                                 Average
                                                             Annual Base Rent
                                     Occupancy Rate          Per Square Foot
December 31, 2000                             91%               $  44.66
December 31, 1999                             86                   43.12
December 31, 1998                             90                   40.63
December 31, 1997                             86                   38.17
December 31, 1996                             84                   37.29

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

     This property, has been unoccupied since March 1999. The Company is currently in discussions with several tenants to re-lease all or portions of this space.

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

         The Company has completed the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include a combination of retail stores, offices, hotel space, extended stay residences, residential rentals and parking; and a residential portion, consisting of condominium units. The capital required for the proposed building will be in excess of $650,000,000.

         If the residential portion of the property is developed, the air rights representing the residential portion would be transferred to a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums.

Paramus

     The Company owns 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The Company's property is located directly across from the Garden State Plaza regional shopping mall, within two miles of three other regional shopping malls and within 10 miles of New York City.

     The Company may develop a shopping center of approximately 550,000 square feet on this site. The estimated cost of such development is approximately $100,000,000. The Company has received municipal approvals on tentative plans to redevelop the site. No development plans have been finalized.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

Executive Officers of the Company

     The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.

                                        Principal Occupations, Position and Office (current and during the past
          Name                Age       five years with the Company unless otherwise stated)
------------------------------------------------------------------------------------------------------------------------------------
Stephen Mann                   63       Chairman of the Board of Directors since March 2, 1995; Interim Chairman of the Board of Directors from August, 1994 to March 1, 1995; Chairman of the Clifford Companies since 1990; and, prior thereto, counsel to Mudge
                                        Rose Guthrie Alexander & Ferdon, attorneys.

Steven Roth                    59       Chief Executive Officer of the Company since March 2, 1995; Chairman of the Board and Chief Executive Officer of Vornado since May 1989; Chairman of Vornado's Executive Committee of the Board since April 1988; and the
                                        Managing General Partner of Interstate, an owner of shopping centers and an investor in securities and partnerships.

Michael D. Fascitelli          44       President of the Company since August 1, 2000; Director of the Company and President and Trustee of Vornado Realty Trust since December 2, 1996;
                                        Director of Vornado Operating Company since 1998; Partner at Goldman,
                                        Sachs & Co. in charge of its real estate practice from December 1992 to
                                        December 1996; and Vice President at Goldman, Sachs & Co., prior to
                                        December 1992.

Joseph Macnow                  55       Executive Vice President - Finance and Administration since March 1,
                                        2001; Vice President and Chief Financial Officer of the Company from
                                        August 1995 to February, 2001; Executive Vice President - Finance and
                                        Administration of Vornado since January 1998 and Vice President and Chief
                                        Financial Officer of Vornado from 1985 to January 1998.

Patrick T. Hogan               33       Vice President - Chief Financial Officer since March 1, 2001; Chief Financial
                                        Officer and Treasurer for Correctional Properties Trust, a Maryland UPREIT,
                                        from February 1998 to February 2001; from June 1996 to February 1998, worked for the Wackenhut Corporation and Subsidiaries managing treasury and financial reporting functions while also assisting in the formation of Correctional Properties Trust.

Irwin Goldberg                 56       Secretary and Treasurer from June 1999 to February 2001; Vice President -
                                        Chief Financial Officer of Vornado since January 1998; Partner at
                                        Deloitte & Touche LLP from September 1978 to January 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        Equity and Related Stockholder Matters

        The common stock, par value $1.00 per share, of the Company is traded on the New York Stock Exchange under the symbol "ALX". Set forth below are the high and low sales prices for the Company's common stock for each full quarterly period within the two most recent years:

                                            High                      Low
        1st  Quarter 2000                 $ 82                     $ 63 1/2
        2nd  Quarter 2000                   73 3/4                   63 1/2
        3rd  Quarter 2000                   82 1/8                   73 1/5
        4th  Quarter 2000                   82                       67

                                            High                      Low
        1st  Quarter 1999                 $ 78 1/4                 $ 66 15/16
        2nd  Quarter 1999                   75 7/8                   68
        3rd  Quarter 1999                   84 1/16                  70 1/2
        4th  Quarter 1999                   79 1/2                   70

         As of December 31, 2000, there were approximately 1,700 holders of record of the Company's common stock. The Company pays dividends only if, as and when declared by its Board of Directors. No dividends were paid in 2000 and 1999. In order to qualify as a REIT, the Company generally is required to distribute as a dividend 95% of its taxable income. At December 31, 2000, the Company had net operating loss carryovers ("NOL's") of approximately $146,000,000. Under the Internal Revenue Code of 1986, as amended, the Company's NOL's generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to stockholders.

Item 6.       Selected Financial Data

              Summary of Selected Financial Data
              (Amounts in thousands, except per share data)

                                                                         Year Ended December 31,
                                            ----------------------------------------------------------------------------------
                                               2000               1999              1998              1997             1996
                                            ----------         ----------        ----------       ----------        ----------
Operating data:
    Total revenues                          $   63,965         $   64,390        $   51,663  (2)   $  25,369        $   21,833
                                            ==========         ==========        ==========        =========        ==========

Income (loss) from continuing
  operations                                     5,197              5,524(1)         (6,055) (3)       7,466 (4)        13,097(5)

Income from discontinued
  operations                                        --                 --                --               --            11,602
                                            ----------         ----------        ----------       ----------        ----------
Net income (loss)                           $    5,197         $    5,524        $   (6,055)      $    7,466        $   24,699
                                            ==========         ==========        ==========       ==========        ==========

Income (loss) per common share: (6)
    Continuing operations                   $     1.04         $     1.10        $    (1.21)      $     1.49        $     2.62
    Discontinued operations                         --                 --                --               --              2.32
                                            ----------         ----------        ----------       ----------        ----------
    Net income (loss) per share             $     1.04         $     1.10        $    (1.21)      $     1.49        $     4.94
                                            ==========         ==========        ==========       ==========        ==========

Balance sheet data:
    Total assets                            $  403,305         $  366,496        $  317,043       $  235,074        $  211,585
    Real estate                                341,492            267,203           239,157          191,733           181,005
    Debt                                       367,788            329,161           277,113          208,087           192,347
    Stockholders' equity                        17,695             12,498             6,974           13,029             5,563

         1. Net of $4,877 resulting from the write-off of the asset arising from the straight-lining of rents primarily due to Caldor's rejection of its Flushing lease in 1999.

         2. In June 1998, the Company increased its interest in the Kings Plaza Mall to 100% by acquiring Federated's 50% interest.

         3. Income (loss) from continuing operations includes the write-off of $15,096 resulting from the razing of the building formerly located at the Company's Lexington Avenue site.

         4. Includes a gain of $8,914 from the condemnation of a portion of the Paramus property net of the write-off of the carrying value of the building of $5,786.

         5. Includes income from the gain on reversal of the Company's postretirement healthcare liability of $14,372.

         6. Income (loss) per share is the same for all years' presented with and without dilution. For further discussion of income
                  (loss) per share see notes to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company had net income of $5,197,000 for the year ended December 31, 2000 as compared to net income of $5,524,000 in the prior year. Net income for 1999 is after a charge of $4,877,000 resulting from the write-off of the asset arising from the straight-lining of rents primarily due to Caldor's rejection of its Flushing lease.

         Details of the changes in the components of net income are discussed in the comparison of the years ended December 31, 2000 and December 31, 1999 below.

RESULTS OF OPERATIONS

         Years Ended December 31, 2000 and December 31, 1999

         The Company's revenues, which consist of property rentals and tenant expense reimbursements were $63,965,000 in 2000, compared to $64,390,000 in 1999, a decrease of $425,000.

         Property rentals were $43,173,000 in 2000, compared to $44,232,000 in 1999, a decrease of $1,059,000. This decrease resulted primarily from Caldor's rejection of its Flushing lease effected March 29, 1999.

         Tenant expense reimbursements were $20,792,000 in 2000, compared to $20,158,000 in 1999, an increase of $634,000. This increase resulted primarily from higher reimbursements for a portion of the increased fuel costs of the utility plant at the Company's Kings Plaza Regional Shopping Center; partially offset from a change made in the first quarter of 2000, in the method of allocating an anchor tenant's share of parking lot expenses at the Rego Park I property (which covered a number of years).

         Operating expenses were $29,040,000 in 2000, compared to $33,081,000 in 1999, a decrease of $4,041,000. This decrease resulted primarily from: (i) $4,877,000 representing the write-off of the asset arising from the straight-lining of rents due to Caldor's rejection of its Flushing lease in 1999, (ii) a decrease in repairs and maintenance of $1,243,000 in 2000, partially offset by an increase in expenses of the utility plant at the Company's Kings Plaza Regional Shopping Center in the current year resulting from higher fuel costs.

         General and administrative expenses were $3,885,000 in 2000, compared to $3,692,000 in 1999, an increase of $193,000 primarily as a result of higher professional fees.

         Interest and debt expense was $21,424,000 in 2000, compared to $17,647,000 in 1999, an increase of $3,777,000. This increase resulted from (i) an increase in average debt outstanding of $61,268,000, and (ii) an increase in average interest rates from 8.50% to 10.07%, substantially offset by (iii) an increase in capitalized interest relating to the Company's development properties.

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

         Property rentals were $44,232,000 in 1999, compared to $35,151,000 in 1998, an increase of $9,081,000. This increase resulted from:

                                                  Effective
                                                     Date
                                                  ---------
Acquisition of the remaining 50%
    interest in the Kings Plaza Mall              June 1998      $  11,130,000
Rent from new tenants                             Various            1,116,000
Caldor's rejection of its Flushing lease          April 1999        (2,532,000)
Closure of parking operations at the Lexington
    Avenue property                                                   (633,000)
                                                                 -------------
                                                                 $   9,081,000
                                                                 =============

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

LIQUIDITY AND CAPITAL RESOURCES

         In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of development. As rents commence from portions of the development property(s) and from the vacant property, the Company expects that cash flow will become positive.

         The Company may develop a shopping center of approximately 550,000 square feet on the Paramus Property. The estimated cost of such development is approximately $100,000,000. The Company has received municipal approvals on tentative plans to redevelop the site. No development plans have been finalized.

         The Company has completed the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed building is expected to be comprised of a commercial portion, which may include a combination of retail stores, offices, hotel space, extended stay residences, residential rentals and parking; and a residential portion, consisting of condominium units. In connection therewith, the Company let contracts for $28,000,000 to undertake the excavation and laying the foundation for the proposed development. $26,839,000 has been paid as of December 31, 2000. The capital required for the proposed building will be in excess of $650,000,000.

         If the residential portion of the property is developed, the air rights representing the residential portion would be transferred to a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums.

         The Company sold its Fordham road property, located in the Bronx, New York, on January 12, 2001. The vacant property contains 303,000 square feet and was sold for $25,500,000 resulting in a gain of $19,100,000. In addition, the Company paid off the $21,263,000 mortgage on this property at a discount, which resulted in an extraordinary gain from the early extinguishment of debt of $3,500,000.

         At December 31, 2000, the Company is indebted to Vornado in the amount of $115,000,000 comprised of (i) $95,000,000 relating to the subordinated tranche of a $115,000,000 secured financing, and (ii) $20,000,000 under the line of credit discussed below.

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

         These loans are secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The liens do not cover the Kings Plaza Regional Shopping Center and Rego Park I and are subordinate to first mortgages and a $20,000,000 bank term loan.

         A summary of maturities of debt at December 31, 2000 is as follows:

                     Year ending December 31,
                     ------------------------
                               2001                    $   134,525,000(1)
                               2002                        115,000,000
                               2003                         36,263,000(2)
                               2004                            339,000
                               2005                            735,000

         (1) $114,525,000 of this amount relates to a first mortgage loan secured by the Company's Kings Plaza Regional Shopping Center (the "Center"). The Company is currently negotiating refinancing the Center with various outside lenders. Based on the historical operating performance of the Center, management believes that it has excess borrowing capacity over the existing mortgage loan. The remaining $20,000,000 is a term loan to a bank which was scheduled to mature on March 15, 2001. This loan has been extended to March 15, 2002.

         (2) $21,263,000 of this amount was repaid on January 12, 2001 in connection with the sale of the Fordham Road Property.

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

         CASH FLOWS

         Year Ended December 31, 2000

         Cash provided by operating activities of $10,741,000 was comprised of income after adjustments for non-cash items of $9,737,000, net of the change in operating assets and liabilities of $1,004,000. The adjustments for non-cash items are comprised of depreciation and amortization of $8,049,000 and the effect of straight-lining of rental income of $3,509,000.

         Net cash used in investing activities of $65,636,000 was comprised of capital expenditures of $77,931,000, offset by the release of restricted cash of $12,295,000. The capital expenditures were primarily comprised of: (i) excavation, foundation and predevelopment costs at Lexington Avenue of $35,300,000, (ii) renovations to the Kings Plaza Regional Shopping Center of $22,700,000, and (iii) capitalized interest and other carrying costs of $18,800,000.

         Net cash provided by financing activities of $31,114,000 was comprised of (i) proceeds from the issuance of debt of $38,849,000, offset by (ii) payment of acquisition obligation of $6,936,000, (iii) repayments of debt of $222,000 and (iv) debt issuance costs of $577,000.

         Year Ended December 31, 1999

         Cash provided by operating activities of $17,194,000 was comprised of income after adjustments for non-cash items of $14,445,000, net of the change in operating assets and liabilities of $2,749,000. The adjustments for non-cash items are comprised of depreciation and amortization of $7,460,000 and the effect of straight-lining of rental income of $1,461,000.

         Net cash used in investing activities of $47,601,000 was primarily comprised of (i) the escrowing of cash from the proceeds from the Kings Plaza Regional Shopping Center which is restricted as to its use $13,601,000, net of the release of cash from escrow for the condemnation of a portion of the Paramus property $2,318,000 and (ii) capital expenditures of $36,318,000.

         Net cash provided by financing activities of $41,097,000 was comprised of (i) proceeds from the issuance of debt of $137,676,000, offset by (ii) repayments of debt of $85,628,000, (iii) debt issuance costs of $3,522,000 and
(iv) payment of acquisition obligation of $7,429,000.

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

         Net cash used in investing activities of $40,217,000 was primarily comprised of (i) $28,000,000 for the acquisition of the remaining 50% interest in the Kings Plaza Mall, (ii) the escrowing of cash from the condemnation of a portion of the Paramus property $2,318,000 and cash from the proceeds from the Kings Plaza Regional Shopping Center loan $5,212,000 which is restricted as to its use and (iii) capital expenditures of $19,387,000, partially offset by (iv) proceeds from the condemnation of a portion of the Paramus property of $14,700,000.

         Net cash provided by financing activities of $47,428,000 was comprised of (i) proceeds from the issuance of debt on the Kings Plaza Regional Center of $90,000,000, offset by (ii) repayments of debt of $39,236,000 and (iii) debt issuance costs of $3,336,000.

         Funds from Operations for the Years Ended December 31, 2000 and 1999

         Funds from operations were $5,474,000 in the year ended December 31, 2000, a decrease of $4,422,000 from the prior year. The following table reconciles funds from operations and net income:

                                                          2000          1999
                                                     ------------   -----------
         Net income                                  $  5,197,000   $ 5,524,000
         Depreciation and amortization of
               real property                            5,543,000     5,441,000
         Straight-lining of property rentals
               for rent escalations                    (3,509,000)   (3,740,000)
         Write-off of the asset arising from the
               straight-lining of rents                        --     4,877,000
         Leasing fees paid in excess
               of expense recognized                   (1,757,000)   (2,206,000)
                                                     ------------   -----------
                                                     $  5,474,000   $ 9,896,000
                                                     ============   ===========

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

                                              2000              1999
                                         --------------    --------------
          Operating activities           $   10,741,000    $   17,194,000
                                         ==============    ==============

          Investing activities           $  (65,636,000)   $  (47,601,000)
                                         ==============    ==============

          Financing activities           $   31,114,000    $   41,097,000
                                         ==============    ==============

Recently Issued Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. Because the Company does not currently utilize derivative instruments or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         At December 31, 2000 and 1999, the Company had $170,788,000 and $132,161,000 of variable rate debt at weighted average interest rates of 8.36% and 8.43%. In addition, the Company had $197,000,000 in both years of fixed rate debt bearing interest at weighted average interest rates of 12.19% and 10.58%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,708,000 decrease in the Company's annual net income for the year ended December 31, 2000 ($.34 per basic and diluted share).

Item 8.   Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                     Page
                                                                    Number
      Independent Auditors' Report                                    19

      Consolidated Balance Sheets at December 31, 2000 and 1999       20

      Consolidated Statements of Operations for the                   22
           Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Stockholders' Equity for the         23
           Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the                   24
           Years Ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements                      25

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

     Not applicable.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
  of Alexander's, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at
Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 1, 2001

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   (amounts in thousands except share amounts)


                                                                                                        December 31,
                                                                                               ---------------------------
                                                                                                    2000            1999
                                                                                               -----------       ---------
ASSETS:
Real estate, at cost:
   Land                                                                                        $    81,656       $  81,656
   Buildings, leaseholds and leasehold improvements                                                141,873         140,368
   Capitalized expenses, development costs and construction in progress                            169,811          93,421
                                                                                               -----------       ---------
     Total                                                                                         393,340         315,445
   Less accumulated depreciation and amortization                                                  (51,848)        (48,242)
                                                                                               -----------       ---------
Real estate, net                                                                                   341,492         267,203

Asset held for sale (Fordham Road property)                                                          4,559           4,602

Cash and cash equivalents                                                                            2,272          26,053
Restricted cash                                                                                      8,390          20,685
Accounts receivable, net of allowance for doubtful accounts
   of $722 and $314 in 2000 and 1999                                                                 1,723           3,353
Receivable arising from the straight-lining of rents, net                                           15,084          11,575
Deferred lease and other property costs                                                             24,453          24,788
Deferred debt expense                                                                                2,280           4,206
Other assets                                                                                         3,052           4,031
                                                                                               -----------       ---------


TOTAL ASSETS                                                                                   $   403,305       $ 366,496
                                                                                               ===========       =========


                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   (amounts in thousands except share amounts)


                                                                                                               December 31,
                                                                                                           2000           1999
                                                                                                      -----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Debt (including $115,000 and $95,000 due to Vornado Realty Trust in 2000 and 1999)                    $   367,788      $  329,161
Amounts due to Vornado Realty Trust and its affiliate                                                       1,267           3,821
Accounts payable and accrued expenses                                                                      13,821          10,804
Other liabilities                                                                                           2,734          10,212
                                                                                                      -----------      ----------
    TOTAL LIABILITIES                                                                                     385,610         353,998
                                                                                                      -----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock:  no par value; authorized, 3,000,000 shares;
    issued, none
Common stock:  $1.00 par value per share; authorized, 10,000,000 shares;
    issued, 5,173,450 shares                                                                                5,174           5,174
Additional capital                                                                                         24,843          24,843
Deficiency                                                                                                (11,362)        (16,559)
                                                                                                       ----------      ----------
                                                                                                           18,655          13,458
Less treasury shares, 172,600 shares at cost                                                                 (960)           (960)
                                                                                                       ----------      ----------
Total stockholders' equity                                                                                 17,695          12,498
                                                                                                       ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $  403,305      $  366,496
                                                                                                       ==========      ==========


                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (amounts in thousands except per share amounts)


                                                                                                 Year Ended December 31,
                                                                                          -------------------------------------
                                                                                            2000           1999          1998
                                                                                          --------       --------      --------
REVENUES:
Property rentals                                                                          $ 43,173       $ 44,232      $ 35,151
Expense reimbursements                                                                      20,792         20,158        13,993
Equity in income of unconsolidated joint venture                                                --             --         2,519
                                                                                          --------       --------      --------
Total revenues                                                                              63,965         64,390        51,663
                                                                                          --------       --------      --------

EXPENSES:

    Operating (including management fee of $1,337, $1,342 and $1,060
      to Vornado)                                                                           29,040         33,081        20,132
    General and administrative (including management
      fee of $2,160 to Vornado in each year)                                                 3,885          3,692         4,079
    Depreciation and amortization                                                            5,543          5,441         4,289
                                                                                          --------       --------      --------
Total expenses                                                                              38,468         42,214        28,500
                                                                                          --------       --------      --------

OPERATING INCOME                                                                            25,497         22,176        23,163

Interest and debt expense (including interest on loans
    from Vornado)                                                                          (21,424)       (17,647)      (15,115)
Interest and other income, net                                                               1,124            995           993
Write-off resulting from the razing of the
    building formerly located at the Company's
    Lexington Avenue site                                                                       --             --       (15,096)
                                                                                          --------       --------      ---------


NET INCOME (LOSS)                                                                         $  5,197       $  5,524      $ (6,055)
                                                                                          ========       ========      ========


Net income (loss) per share (basic and diluted):                                          $   1.04       $   1.10      $  (1.21)
                                                                                          ========       ========      =========


                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (amounts in thousands)




                                                                Additional                     Treasury      Stockholders'
                                                Common Stock      Capital       Deficiency       Stock          Equity
                                                ------------    ----------      -----------    --------      -------------
Balance, January 1, 1998                          $  5,174       $ 24,843       $  (16,028)    $   (960)      $  13,029

Net loss                                                --             --           (6,055)          --          (6,055)
                                                  --------       --------       -----------    --------       ----------
Balance, December 31, 1998                           5,174         24,843          (22,083)        (960)          6,974

Net income                                              --             --            5,524           --           5,524
                                                  --------       --------       ----------     --------       ---------
Balance, December 31, 1999                           5,174         24,843          (16,559)        (960)         12,498

Net income                                              --             --            5,197           --           5,197
                                                  --------       --------       ----------     --------       ---------
Balance, December 31, 2000                        $  5,174       $ 24,843       $  (11,362)    $   (960)      $  17,695
                                                  ========       ========       ==========     ========       =========


                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)


                                                                                                  Year Ended December 31,
                                                                                         ------------------------------------------
                                                                                            2000            1999            1998
                                                                                         ----------       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $    5,197       $    5,524     $   (6,055)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization (including debt
     issuance costs)                                                                          8,049            7,460          5,715
   Straight-lining of rental income, net                                                     (3,509)          (3,416)        (4,429)
   Write-off of the asset arising from the straight-lining of rents                              --            4,877             --
   Write-off resulting from the razing of the building
     formerly located at the Company's Lexington Avenue site                                     --               --         15,096
Change in assets and liabilities:
   Accounts receivable                                                                        1,630              (50)        (1,935)
   Distributions less than equity in income
      of unconsolidated joint venture                                                            --               --           (386)
   Amounts due to Vornado Realty Trust and its affiliate                                     (2,554)          (2,019)        (1,048)
   Accounts payable and accrued expenses                                                      3,017              691          1,313
   Other liabilities                                                                           (546)             638           (293)
   Other                                                                                       (543)           3,489         (2,517)
                                                                                         ----------       ----------     ----------
Net cash provided by operating activities                                                    10,741           17,194          5,461
                                                                                         ----------       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                                                    (77,931)         (36,318)       (19,387)
Cash made available (restricted) for construction financing                                  12,202          (13,601)        (5,212)
Cash made available (restricted) for operating liabilities                                       93            2,318         (2,318)
Acquisition of Kings Plaza Mall, net of liabilities of $1,905                                    --               --        (28,000)
Collection of condemnation proceeds                                                              --               --         14,700
                                                                                         ----------       ----------     ----------
Net cash used in investing activities                                                       (65,636)         (47,601)       (40,217)
                                                                                         ----------       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                                                             38,849          137,676         90,000
Debt repayments                                                                                (222)         (85,628)       (39,236)
Deferred debt expense                                                                          (577)          (3,522)        (3,336)
Payment of acquisition obligation                                                            (6,936)          (7,429)            --
                                                                                         -----------      ----------     ----------
Net cash provided by financing activities                                                    31,114           41,097         47,428
                                                                                         ----------       ----------     ----------

Net (decrease) increase in cash and cash equivalents                                        (23,781)          10,690         12,672
Cash and cash equivalents at the beginning of the
   year                                                                                      26,053           15,363          2,691
                                                                                         ----------       ----------     ----------
Cash and cash equivalents at the end of the year                                         $    2,272       $   26,053     $   15,363
                                                                                         ==========       ==========     ==========


SUPPLEMENTAL INFORMATION
Cash payments for interest (of which $16,731, $9,352 and $7,864 have been
capitalized)                                                                             $   33,979       $   23,266     $   21,749
                                                                                         ==========       ==========     ==========


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

   In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of development. As rents commence from portions of the development property(s) and from the vacant property, the Company expects that cash flow will become positive.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Fair Value of Financial Instruments - All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at historical cost which, in management's estimation, based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt), reasonably approximates their fair values. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

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

   Deferred Debt Expense - The Company capitalizes the costs incurred in connection with obtaining short-term or long-term debt or refinancing existing debt. These costs are amortized on the straight-line method over the initial terms of the debt, which approximates the interest method.

   Leases - All leases are operating leases whereby rents and reimbursements of operating expenses are recorded, when due, as real estate operating revenue. The straight-line basis is used to recognize rents under leases entered into which provide for varying rents over the lease terms.

    Income Taxes - The Company operates in a manner intended to enable it to continue to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, the Company's net operating loss ("NOL") carryovers generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to its stockholders.

   The Company has reported NOL carryovers for federal tax purposes of approximately $146,000,000 at December 31, 2000, expiring from 2005 to 2012. The Company also has investment tax and targeted jobs tax credits of approximately $3,000,000 expiring in 2002 through 2005.

   The net basis in the Company's assets and liabilities for tax purposes is approximately $84,000,000 lower than the amount reported for financial statement purposes.

   Amounts Per Share - Basic income (loss) per share excludes any dilutive effects of stock options. Stock options outstanding were not dilutive in any period.

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

3.  ACQUISITION OF KINGS PLAZA MALL

    In June 1998, the Company increased its interest in the Kings Plaza Mall (the "Mall") to 100% by acquiring Federated Department Store's ("Federated") 50% interest. The purchase price was approximately $28,000,000, which was paid in cash, plus the Company agreed to pay Federated $15,000,000 to renovate its Macy's store in the Mall ($14,500,000 has been paid as of December 31, 2000) and Federated agreed to certain modifications to the Kings Plaza Operating Agreement. Prior to June 18, 1998, the Company owned a 50% interest in the Mall and had accounted for this investment under the equity method. The acquisition was recorded under the purchase method of accounting. The purchase cost was allocated to the acquired assets and assumed liabilities based on the fair value as of the closing date.

    Set forth below is the unaudited pro forma condensed consolidated statements of operations data for the Company for the year ended December 31, 1998 as if the acquisition of the Kings Plaza Mall and the related financing transactions had occurred on January 1, 1997.

    Revenues                                               $    63,309
                                                           ===========

    Net loss                                               $    (2,859)
                                                           ============

    Net loss per share - basic and diluted                 $     (.57)
                                                           ===========


Summary financial information for the Kings Plaza Mall prior to the acquisition is as follows:

                                                       For The Period From
                                                         January 1, 1998
                                                        to June 17, 1998
                                                        ----------------
     Operating revenue                                    $  14,085,000
                                                          -------------
     Operating costs                                          8,481,000
     Depreciation and amortization                              715,000
     Interest expense                                           283,000
                                                          -------------
                                                              9,479,000
                                                          -------------
     Operating income                                     $   4,606,000
                                                          =============

     Assets                                               $  31,000,000
                                                          =============
     Liabilities                                          $  12,300,000
                                                          =============

         The Company has completed a renovation of the Kings Plaza Regional Shopping Center (the "Center") at a total cost of $48,000,000, of which $42,392,000 has been expended as of December 31, 2000. Included in the $48,000,000 is the $15,000,000 discussed above that the Company agreed to pay Federated to renovate its Macy's store at the Center. The remainder of the Center renovation (the exterior) is expected to be completed in 2001.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    DEBT

      Debt comprises:

                                                              December 31,
                                                              ------------
                                                        2000                1999
                                                        ----                ----
Term loan to Vornado (1)                            $115,000,000        $ 95,000,000

Term loan to bank (1)                                 20,000,000          20,000,000

First mortgage loan, secured by
  the Company's Kings Plaza
  Regional Shopping Center (2)                       114,525,000          95,676,000

First mortgage loan secured by the Company's
  Rego Park I Shopping Center (3)                     82,000,000          82,000,000

First mortgage loan, secured by the
  Company's Fordham Road property (4)                 21,263,000          21,485,000

Secured note (5)                                      15,000,000          15,000,000
                                                    ------------        ------------

                                                    $367,788,000        $329,161,000
                                                    ============        ============

          (1) At December 31, 2000, the Company is indebted to Vornado in the amount of $115,000,000 comprised of (i) $95,000,000 relating to the subordinated tranche of a $115,000,000 secured financing and
               (ii) $20,000,000 under the line of credit discussed below.

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

               The interest rate on the bank loan is LIBOR plus 1.85% (8.56% at December 31, 2000). The term loan to the bank which was scheduled to mature on March 15, 2001, has been extended to March 15, 2002. In addition, the interest rate will reset on March 15, 2001 using the same spread to LIBOR as presently exists.

               The loans are secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent. The liens do not cover the Kings Plaza Regional Shopping Center and Rego Park I and are subordinate to first mortgages. The Vornado lien is subordinate to the bank's. The Vornado loan is prepayable quarterly without penalty. Under the terms of the loans, no dividends can be paid unless required to maintain REIT status.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          (2) The Company's mortgage loan, which is an obligation of a wholly-owned subsidiary, matures on June 1, 2001 and is secured by a mortgage on the Kings Plaza Regional Shopping Center and guaranteed by the Company. The loan bears interests at LIBOR plus 1.25% (8.06% at December 31, 2000).

          (3) The Company's mortgage loan, which is an obligation of a wholly-owned subsidiary, matures in May, 2009 and is secured by a mortgage on the Rego Park I property and guaranteed by the Company. The loan bears interests at 7.25%. Amortization of principal begins in July 2004 on a 30-year schedule.

          (4) The Company's $21,263,000, an obligation of a wholly-owned subsidiary of the Company collateralized by the Fordham Road property, was scheduled to mature on February 24, 2000. The mortgage loan was extended for an additional three-years to April 17, 2003. Under the terms of the extension, interest accrues at LIBOR plus 1.50% in the first two years and LIBOR plus 1.75% in year three which is a reduction of the original terms of LIBOR plus 4.25%. (8.30% at December 31, 2000) interest is payable at LIBOR for the entire term. The spread over LIBOR accrues during the extended term and increases the principal balance. This obligation has been satisfied in connection with the sale of the Fordham Road property on January 12, 2001. See "Subsequent Event."

          (5) The note is secured by a third mortgage on the Lexington Avenue property. The note bears annual interest at Prime plus 1% (10.50% at December 31, 2000) and is prepayable without penalty.

      A summary of maturities of debt at December 31, 2000, is as follows:

                     Year Ending December 31,
                     ------------------------
                               2001                    $   134,525,000(A)
                               2002                        115,000,000
                               2003                         36,263,000(B)
                               2004                            339,000
                               2005                            735,000

(A) $114,525,000 of this amount relates to a first mortgage loan secured by the Company's Kings Plaza Regional Shopping Center (the "Center"). The Company is currently negotiating refinancing the Center with various outside lenders. Based on the historical operating performance of the Center, management believes that it has excess borrowing capacity over the existing mortgage loan. The remaining $20,000,000 is a term loan to a bank which was scheduled to mature on March 15, 2001. This loan has been extended to March 15, 2002.

(B) $21,263,000 of this amount was repaid on January 12, 2001 in connection with the sale of the Fordham Road property.

    All of the Company's debt is secured by mortgages and/or pledges of the stock of subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $346,051,000 at December 31, 2000.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  LEASES

As Lessor

      The Company leases properties to tenants. The rental terms for the properties leased range from 5 years to approximately 30 years. The leases provide for the payment of fixed base rentals payable monthly in advance and for the payment by the lessees of additional rents based on a percentage of the tenants' sales as well as reimbursements of real estate taxes, insurance and maintenance.

      Future base rental revenue under these noncancellable operating leases is as follows:

           Year Ending                     Total
           December 31,                   Amounts
           ------------                   -------
               2001                  $   31,238,000
               2002                      30,528,000
               2003                      31,053,000
               2004                      30,999,000
               2005                      30,565,000
            Thereafter                  310,975,000

      Included in operating expenses for the year ended December 31, 1999 is $4,877,000 resulting from the write-off of the asset arising from the straight-line of rents primarily as a result of Caldor's rejection of its Flushing lease in 1999.

      Sears accounted for 21%, 22% and 28% of the Company's consolidated revenues for the years ended December 31, 2000, 1999, and 1998, respectively. No other tenant accounted for more than 10% of revenues

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As Lessee

     The Company is a tenant under long-term leases. Future minimum lease payments under the operating leases are as follows:

                 Year Ending                       Total
                 December 31,                     Amounts
                 ------------                     -------
                     2001                       $    416,000
                     2002                            416,000
                     2003                            416,000
                     2004                            416,000
                     2005                            416,000
                  Thereafter                       5,264,000

     Rent expense was $416,000, $416,000 and $376,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

6.   RELATED PARTY TRANSACTIONS

     Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2000, Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vorndao) own, in the aggregate, 27.5% of the outstanding common stock of the Company, and 17.7% of the outstanding common shares of beneficial interest of Vornado.

     The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

     The annual management fee payable by the Company to Vornado is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Mall, plus (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum. The leasing agreement provides for the Company to pay a fee to Vornado equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset, and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid on September 21, 1993, or at the time the transactions which gave rise to the Commissions occurred, if later. At December 31, 2000 the Company does not owe Vornado any leasing fees. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company owes Vornado $115,000,000. The Company incurred interest on the loan of $15,934,000, $7,857,000 and $6,486,000 for the years ended December 31,
2000, 1999 and 1998.

7.   COMMITMENTS AND CONTINGENCIES

     The Company let contracts for $28,000,000 to undertake the excavation, clearing and preparation of the Lexington Avenue property for the proposed development of a large multi-use building. As of December 31, 2000, $26,839,000 has been paid.

      In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has not yet approved the remediation approach. The Company accrued $2,000,000 in previous years ($1,678,000 has been paid as of December 31, 2000) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

      The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of December 31, 2000 for potential recoveries of environmental remediation costs from other parties.

     Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations

     Letters of Credit

     Approximately $900,000 in standby letters of credit were issued at December 31, 2000.

8.   STOCK OPTION PLAN

     Under the Omnibus Stock Plan (the "Plan"), approved by the Company's stockholders on May 22, 1996, directors, officers, key employees, employees of Vornado Realty Trust and any other person or entity as designated by the Omnibus Stock Plan Committee are eligible to be granted incentive share options and non-qualified options to purchase common shares. Options granted are at prices equal to 100% of the market price of the Company's shares at the date of grant, vest on a graduated basis, becoming fully vested 36 months after grant and expire ten years after grant. The Plan also provides for the award of Stock Appreciation Rights, Performance Shares and Restricted Stock, as defined.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro forma amounts below, for the years ended December 31, 2000, 1999 and 1998:

                                               2000                  1999                   1998
                                               ----                  ----                   ----
        Net income (loss):
                As reported               $   5,197,000         $   5,524,000          $  (6,055,000)
                Pro forma                 $   3,662,000         $  (1,414,000)         $  (8,009,000)

        Net income (loss) per share
          applicable to common
          shareholders:
                As reported               $        1.04         $        1.10          $       (1.21)
                Pro forma                 $         .73         $        (.28)         $       (1.60)

     The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the period ended December 31, 1999 (no options were granted in the year ended December 31, 2000 or 1998):

                                                               1999
                                                               ----
              Expected Volatility                                 38%
              Expected Life                                   5 years
              Risk-free interest rate                           6.45%
              Expected dividend yield                              0%

     A summary of the Plan's status, and changes during the years ended December 31, 2000, 1999 and 1998, are presented below:

                                                 December 31, 2000             December 31, 1999             December 31, 1998
                                                        Weighted-Average              Weighted-Average              Weighted-Average
                                            Shares       Exercise Price    Shares      Exercise Price     Shares     Exercise Price
                                            ------       --------------    ------      --------------     ------     --------------
Outstanding at January 1                     955,000      $      71.66     350,000      $     73.88       350,000     $     73.88
Granted                                           --                --     605,000            70.38            --              --
Exercised                                         --                --          --               --            --              --

Converted to Stock Appreciation Rights      (850,000)            71.82
                                          ----------                      --------                       --------
Outstanding at December 31                   105,000             70.38     955,000            71.66       350,000     $     73.88
                                          ==========                      ========                       ========
Weighted-average fair value of options
granted (per option)                      $       --                      $  40.81                       $     --
                                          ==========                      ========                       ========

     The following table summarizes information about options outstanding under the Plan at December 31, 2000:

           Options outstanding:
                Number outstanding at December 31, 2000                             105,000
                Weighted-average remaining contractual life                       8.2 Years
                Weighted-average exercise price                                   $  70.375
           Options exercisable:
                Number exercisable at December 31, 2000                              35,700
                Weighted-average exercise price                                   $  70.375

           Shares available for future grant at December 31, 2000 were 895,000.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On June 5, 2000, the Board of Directors approved the conversion of 850,000 stock options of two officers/directors into equivalent stock appreciation rights (SARs). The SARs have the same vesting terms and strike prices as the options. Accounting for SARs is reflected in the statement of operations, whereas the accounting for stock options is not. Since the stock price at December 31, 2000 is less than the strike price, no expense is included in the statement of operations for the year ended December 31, 2000. SARs, unlike options, are not aggregated under the REIT rules.

9.   INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                            December 31,
                                                                            ------------
                                                               2000            1999             1998
                                                               ----            ----             ----
Numerator:
     Income (loss) from continuing operations               $ 5,197,000     $ 5,524,000      $(6,055,000)
                                                            ===========     ===========      ============

Denominator:
     Denominator for basic income (loss) per share  -
        weighted average shares                               5,000,850       5,000,850        5,000,850
     Effect of dilutive securities:
        Employee stock options                                    4,927          22,072               --
                                                            -----------     -----------      -----------

     Denominator for diluted income (loss) per share  -
     adjusted weighted average shares and
     assumed conversions                                      5,005,777       5,022,922        5,000,850
                                                            ===========     ===========      ===========

Basic and diluted income (loss) per share                       $  1.04         $  1.10          $(1.21)
                                                                =======         =======          ======

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
     (amounts in thousands except per share amounts)

                                                                 Year Ended
                                                             December 31, 2000
                                                             -----------------
                                                               Quarter Ended
                                                               -------------
                                             Mar. 31     June 30      Sept. 30       Dec. 31
                                             -------     -------      --------       -------
Total Revenues                              $ 15,086    $ 16,088      $ 16,382       $ 16,409
                                            ========    ========      ========       ========
Net income (loss)                           $  1,427    $    233(3)   $ (5,423)(3)   $  8,960(3)
                                            ========    ========      =========      ========

Income (loss) per common share
  diluted (1)                               $    .29    $    .05       $ (1.08)      $   1.79
                                            ========    ========       ========      ========


                                                                  Year Ended
                                                              December 31, 1999
                                                              -----------------
                                                                Quarter Ended
                                                                -------------
                                             Mar. 31        June 30        Sept. 30      Dec. 31
                                             -------        -------        --------      -------
Total Revenues                              $ 16,623        $ 16,037       $ 15,947      $ 15,783
                                            ========        ========       ========      ========
Net income (loss)                           $  1,475        $  2,336       $  1,635      $     78 (2)
                                            ========        ========       ========      =========

Income (loss) per common share
  diluted (1)                               $    .29        $    .47        $   .32      $    .02
                                            ========        ========        =======      ========


(1) The total for the year may differ from the sum of the quarters as a result of weighting.

(2) Net of $4,877 resulting from the write-off of the asset arising from the straight-lining of rents, primarily due to Caldor's rejection of its Flushing lease in 1999, of which $1,877 was recognized in the fourth quarter of 1999.

(3) Net of Stock Appreciation Rights (SARs) expense of $983 and $5,881 in the second and third quarter of 2000, respectively. The fourth quarter of 2000 includes $6,864 representing the reversal of the SARs expense previously recognized during 2000.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  SUBSEQUENT EVENT

         The Company sold its Fordham Road Property, located in the Bronx, New York, on January 12, 2001. The vacant property contains 303,000 square feet and was sold for $25,500,000 resulting in a gain of $19,100,000. In addition, the Company paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from the early extinguishment of debt of $3,500,000. Included in the expenses relating to the sale, the Company paid a commission of $1,020,000 of which $520,000 was paid to Vornado. These transactions will be recorded in the first quarter of 2001.

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant


     Information relating to directors and executive officers of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant appears on page 10 of this Annual Report on Form 10-K.

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

                     2.   Financial Statement Schedules:

           The following financial statement schedules should be read in conjunction with the financial statements included in item 8 of this Annual Report on Form 10-K.

                                                                                         Pages in this
                                                                                         Annual Report
                                                                                         on Form 10-K
                                                                                         ------------
         Schedule II - Valuation and Qualifying Accounts - years ended
            December 31, 2000, 1999 and 1998                                                  40
         Schedule III - Real Estate and Accumulated Depreciation as of
            December 31, 2000                                                                 41

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

                                       ALEXANDER'S, INC.


                                       By:   /s/ Joseph Macnow
                                             --------------------------------
                                             Joseph Macnow, Executive Vice
                                             President-Finance and
                                             Administrartion

                                       Date: March 1, 2001
                                             --------------------------------




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                    Title                            Date
    ---------                                    -----                            ----
/s/ Steven Roth                   Chief Executive Officer and Director      March 1, 2001
---------------------------
Steven Roth                       (Principal Executive Officer)


/s/ Michael D. Fascitelli         President and Director                    March 1, 2001
---------------------------
Michael D. Fascitelli


/s/ Thomas R. DiBenedetto         Director                                  March 1, 2001
---------------------------
Thomas R. DiBenedetto


/s/ David Mandelbaum              Director                                  March 1, 2001
---------------------------
David Mandelbaum


/s/  Stephen Mann                 Director                                  March 1, 2001
---------------------------
Stephen Mann


/s/ Arthur I. Sonnenblick         Director                                  March 1, 2001
---------------------------
Arthur I. Sonnenblick


/s/ Neil Underberg                Director                                  March 1, 2001
---------------------------
Neil Underberg


/s/ Richard West                  Director                                  March 1, 2001
---------------------------
Richard West


/s/ Russell B. Wight, Jr.         Director                                  March 1, 2001
---------------------------
Russell B. Wight, Jr.

                        ALEXANDER'S INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                  COLUMN A                       COLUMN B          COLUMN C                         COLUMN D                COLUMN E
                  --------                       --------          --------                         --------                --------
(AMOUNTS IN THOUSANDS)                           BALANCE           ADDITIONS                                                 BALANCE
                                               AT BEGINNING     CHARGED AGAINST                    DEDUCTIONS                AT END
                                                                                                   ----------
DESCRIPTION                                      OF YEAR          OPERATIONS              DESCRIPTION           AMOUNT       OF YEAR
-----------                                      -------          ----------              -----------           ------       -------
YEAR ENDED DECEMBER 31, 2000:
    Deducted from accounts receivable,                                             Uncollectible accounts
      allowance for doubtful accounts.....        $  314             $  413            written-off              $    5      $    722
                                                  ======             ======                                     ======      ========

YEAR ENDED DECEMBER 31, 1999:
    Deducted from accounts receivable                                              Uncollectible accounts
      allowance for doubtful accounts.....        $  841             $  (68)           written-off              $  459      $    314
                                                  ======             =======                                    ======      ========

YEAR ENDED DECEMBER 31, 1998:
    Deducted from accounts receivable,                                             Uncollectible accounts
      allowance for doubtful accounts.....        $  147             $  703            written-off              $    9      $    841
                                                  ======             ======                                     ======      ========

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (amounts in thousands)


                         --------      --------      --------          --------                  --------       --------
                         Column A      Column B      Column C          Column D                  Column E       Column F
                         --------      --------      --------          --------                  --------       --------
                                                                                               Gross Amount
                                                                                                 at which
                                                                                                Carried at
                                                     Initial                                     Close of
                                                     Cost to                                      Period-
                                                   Company (2)           Cost                    Buildings,    Capitalized
                                                    Building,        Capitalized                 Leasehold     Expenses
                                                    Leaseholds        Subsequent                    and        and Pre-
                                                  and Leasehold           to                     Leaseholds    development
    Description        Encumbrances      Land      Improvements      Acquisition(3)     Land    Improvements      Costs
    -----------        ------------      ----      ------------      --------------     ----    ------------      -----
Commercial Property:
New York City,
  New York:
Fordham Rd.(5)            $21,263      $2,301         $ 9,258            $    36       $2,301        $ 9,294       $    --
Third Avenue                   --       1,201           4,437                 --        1,201          4,437            --
Rego Park I                82,000       1,647           8,953             57,641        1,647         66,594            --
Rego Park II                   --       3,906           1,467                434        3,906          1,566           335
Flushing                       --          --           1,660                473           --          1,784           349
Lexington Ave.             15,000      14,432          12,355            146,358       48,379             --       124,766
Flatbush Ave.
 and Avenue U             114,525         497           9,542            108,023       24,483         65,688        27,891
                          -------      ------         -------            -------       ------        -------       -------

Total New York            232,788      23,984          47,672            312,965       81,917        149,363       153,341


New Jersey - Paramus           --       1,441              --             12,096        1,441             --        12,096

Other Properties               --         599           1,804              4,374          599          1,804         4,374
                                       ------         -------            -------       ------        -------       -------

Other secured debt        135,000(1)
                          -------

TOTAL                     $367,788    $26,024         $49,476           $329,435      $83,957       $151,167      $169,811
                          ========    =======         =======           ========     ========       ========      ========



                       --------       --------        --------       --------
                       Column G       Column H        Column I       Column J
                       --------       --------        --------       --------




                                                                                 Life on Which
                                                                                 Depreciation
                                    Accumulated                                       in
                                    Depreciation                       Date      Latest Income
                                        and           Date of        Acquired    Statement is
    Description        Total(3)     Amortization    Construction        (2)        Computed
    -----------        --------     ------------    ------------        ---        --------
Commercial Property:
New York City,
  New York:
Fordham Rd.(5)           $11,595        $7,036           1928           1992      4-40 years
Third Avenue              5,638          3,198           1928           1992      13 years
Rego Park I              68,241         15,682           1959           1992      6-40 years
Rego Park II              5,807          1,462           1965           1992      5-39 years
Flushing                  2,133          1,662           1975(4)        1992      10-22 years
Lexington Ave.           173,145            --             --           1992      --
Flatbush Ave.
 and Avenue U            118,062        28,038           1970           1992      10-40 years
                         -------        ------

Total New York           384,621        57,078


New Jersey - Paramus     13,537             --             --           1992      --

Other Properties          6,777          1,806           Various        1992      7-25 years
                         ------         ------

Other secured debt


TOTAL                  $404,935        $58,884
                       ========        =======

(1) The loans, which were scheduled to mature in March 2001, have been extended to March 2002. The loans are secured by liens on all of the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent, except for the Kings Plaza Regional Shopping Center and Rego Park I. These liens are subordinate to first mortgages.

(2) Initial cost is as of May 15, 1992 (the date on which the Company commenced real estate operations) unless acquired subsequent to that date. See Column J.

(3) The net basis in the Company's assets and liabilities for tax purposes is approximately $84,000,000 lower than the amount reported for financial statement purposes.

(4)  Date represents lease acquisition date.

(5) The Fordham Road property was sold on January 12, 2001 and the related encumbrance was satisfied. At December 31, 2000 such property was classified as "asset held for sale."

                       ALEXANDER'S, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)


                                                                           December 31,
                                                                           ------------
                                                                       2000            1999
                                                                       ----            ----
REAL ESTATE:

Balance at beginning of period                                      $  327,004       $  290,686
Additions during the period:
    Buildings, leaseholds and                                            1,541            6,846
    leasehold improvements
Capitalized expenses and development costs                              76,390           29,472
                                                                    ----------       ----------

Balance at end of period                                            $  404,935       $  327,004
                                                                    ==========       ==========

ACCUMULATED DEPRECIATION:

Balance at beginning of period                                      $   55,199       $   51,529

    Additions charged to operating
     expenses                                                            3,685            3,670
                                                                    ----------       ----------

Balance at end of period                                            $   58,884       $   55,199
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

*      Incorporated by reference

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

12                   --   Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred
                          Stock Dividend Requirements.................................................................   *

13                   --   Not applicable..............................................................................   *

16                   --   Not applicable..............................................................................   *

18                   --   Not applicable..............................................................................   *

19                   --   Not applicable..............................................................................   *

21                   --   Subsidiaries of Registrant..................................................................   *

22                   --   Not applicable..............................................................................   *

23                   --   Consent by Deloitte & Touche LLP............................................................   *

25                   --   Not applicable..............................................................................   *

29                   --   Not applicable..............................................................................   *


*      Incorporated by reference