Form 10-Q
period 2001-03-31
ALEXANDERS INC
filed 2001-05-04
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 15


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                  MARCH 31, 2001
                              --------------------------------------------------

                                       or

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------------------------------------

Commission File Number:   1-6064

                                ALEXANDER'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    51-0100517
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                             Identification Number)

 888 SEVENTH AVENUE, NEW YORK, NEW YORK                    10019
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (212) 894-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

       As of May 1, 2001 there were 5,000,850 common shares outstanding.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                                                                   Page Number
                                                                                                                   -----------

PART I.  FINANCIAL INFORMATION:

         Item 1.      Financial Statements:

                      Consolidated Balance Sheets as of
                      March 31, 2001 and December 31, 2000..........................................................       3

                      Consolidated Statements of Income for the
                      Three Months Ended March 31, 2001 and March 31, 2000..........................................       4

                      Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2001 and March 31, 2000..........................................       5

                      Notes to Consolidated Financial Statements....................................................       6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.................................................       9

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................      12


PART II. OTHER INFORMATION:

         Item 1.      Legal Proceedings.............................................................................      13

         Item 6.      Exhibits and Reports on Form 8-K..............................................................      13


Signatures            ..............................................................................................      14

Exhibit Index         ..............................................................................................      15


PART I.  FINANCIAL INFORMATION

    ITEM 1.      FINANCIAL STATEMENTS



                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)





                                                                      MARCH 31, 2001   DECEMBER 31, 2000
                                                                      --------------   -----------------

ASSETS:
Real estate, at cost:
      Land................................................           $        81,656     $      81,656
      Buildings, leaseholds and improvements..............                   173,528           141,873
      Capitalized expenses, development costs
           and construction in progress...................                   148,690           169,811
                                                                     ---------------     -------------
                 Total....................................                   403,874           393,340
      Less accumulated depreciation and
           amortization...................................                   (52,966)          (51,848)
                                                                     ---------------     -------------
     Real estate, net.....................................                   350,908           341,492

Asset held for sale (Fordham Road property)...............                        --             4,559

Cash and cash equivalents.................................                     1,661             2,272
Restricted cash...........................................                     8,328             8,390
Accounts receivable, net of allowance for
      doubtful accounts of $685 in 2001 and $722
      in 2000.............................................                     2,326             1,723
Receivable arising from the straight-lining of
      rents, net..........................................                    15,983            15,084
Deferred lease and other property costs...................                    24,464            24,453
Deferred debt expense.....................................                     1,651             2,280
Other assets..............................................                     4,583             3,052
                                                                     ---------------     -------------


TOTAL ASSETS..............................................           $       409,904     $     403,305
                                                                     ===============     =============



                                                                      MARCH 31, 2001   DECEMBER 31, 2000
                                                                      --------------   -----------------
  LIABILITIES AND STOCKHOLDERS' EQUITY:

  Debt (including $119,000 and $115,000 due to
       Vornado Realty Trust in 2001 and 2000)...................     $       351,210     $     367,788
  Amounts due to Vornado Realty Trust and
       its affiliate............................................               1,900             1,267
  Accounts payable and accrued expenses.........................              10,837            13,821
  Other liabilities ............................................               2,655             2,734
                                                                     ---------------     -------------
  TOTAL LIABILITIES.............................................             366,602           385,610
                                                                     ---------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; no par value;
       authorized, 3,000,000 shares
       issued; none
  Common stock; $1.00 par value per share;
       authorized, 10,000,0000 shares;
       issued 5,173,450 shares..................................               5,174             5,174
  Additional capital............................................              24,843            24,843
  Retained earnings/(deficit)...................................              14,245           (11,362)
                                                                     ---------------     -------------
                                                                              44,262            18,655
  Less treasury shares, 172,600 shares
        at cost.................................................                (960)             (960)
                                                                     ---------------     -------------
  Total stockholders' equity....................................              43,302            17,695
                                                                     ---------------     -------------



  TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY.....................................     $       409,904     $     403,305
                                                                     ===============     =============




See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (amounts in thousands except per share amounts)


                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                        -------------------------------------
                                                                                             2001                    2000
                                                                                        ------------             ------------
REVENUES:
      Property rentals.............................................................     $     10,912             $     10,512
      Expense reimbursements.......................................................            5,978                    4,574
                                                                                        ------------             ------------
Total revenues.....................................................................           16,890                   15,086
                                                                                        ------------             ------------

EXPENSES:
      Operating (including management fee to Vornado of $340
           and $335 in 2001 and 2000)..............................................            7,178                    6,614
      General and administrative (including management fee to Vornado of
           $540 in each three month period)........................................              878                      851
      Depreciation and amortization................................................            1,582                    1,353
                                                                                        ------------             ------------
Total expenses.....................................................................            9,638                    8,818
                                                                                        ------------             ------------

OPERATING INCOME...................................................................            7,252                    6,268

Interest and debt expense
      (including interest on loans from Vornado)...................................           (4,578)                  (5,233)
Interest and other income, net.....................................................              373                      392
                                                                                        ------------             ------------
Income before gain on sale of Fordham Road property and
      extraordinary item...........................................................            3,047                    1,427
Gain on sale of Fordham Road property..............................................           19,026                       --
                                                                                        ------------             ------------

Income before extraordinary item...................................................           22,073                    1,427
Extraordinary gain from early extinguishment of debt...............................            3,534                       --
                                                                                        ------------             ------------

NET INCOME.........................................................................     $     25,607             $      1,427
                                                                                        ============             ============

Basic income per share before extraordinary item...................................     $       4.41             $       0.29
                                                                                        ============             ============
Diluted income per share before extraordinary item.................................     $       4.41             $       0.28
                                                                                        ============             ============

Basic income per share after extraordinary item....................................     $       5.12             $       0.29
                                                                                        ============             ============
Diluted income per share after extraordinary item..................................     $       5.12             $       0.28
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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                        -------------------------------------
                                                                                             2001                    2000
                                                                                        ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................................     $     25,607             $      1,427
Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation and amortization (including debt issuance costs)................            2,105                    1,805
      Straight-lining of rental income, net........................................             (899)                    (913)
      Gain on sale of Fordham Road property........................................          (19,026)                      --
      Extraordinary gain from early extinguishment of debt.........................           (3,534)                      --
Change in assets and liabilities:
    Accounts receivable............................................................             (603)                   1,408
    Amounts due to Vornado Realty Trust and its affiliate..........................              633                   (1,554)
    Accounts payable and accrued expenses..........................................           (2,694)                    (831)
    Other liabilities..............................................................              (79)                    (184)
    Other..........................................................................           (2,003)                    (861)
                                                                                        ------------             ------------
Net cash (used in) provided by operating activities................................             (493)                     297
                                                                                        ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate.......................................................          (10,534)                 (21,298)
    Proceeds from sale of Fordham Road property....................................           23,701                       --
    Cash restricted for construction and development...............................              313                    5,861
    Cash made available for operating liabilities..................................             (251)                    (213)
                                                                                        ------------             ------------
Net cash provided by (used in) investing activities ...............................           13,229                  (15,650)
                                                                                        ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of debt...............................................................            9,685                   10,329
    Debt repayments................................................................          (22,958)                    (166)
    Deferred debt expense..........................................................              (74)                    (105)
    Payment of acquisition obligation..............................................               --                   (5,872)
                                                                                        ------------             ------------
Net cash (used in) provided by financing activities................................          (13,347)                   4,186
                                                                                        ------------             ------------

Net decrease in cash and cash equivalents..........................................             (611)                 (11,167)
Cash and cash equivalents at beginning of period...................................            2,272                   26,053
                                                                                        ------------             ------------

Cash and cash equivalents at end of period.........................................     $      1,661             $     14,886
                                                                                        ============             ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest (of which $5,154 and $3,338 have
    been capitalized)..............................................................     $      9,811             $      7,700
                                                                                        ============             ============




                See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     CONSOLIDATED FINANCIAL STATEMENTS

       The Consolidated Balance Sheet as of March 31, 2001, the Consolidated Statements of Income for the three months ended March 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Alexander's, Inc. and Subsidiaries' (the "Company") annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

2.     RELATIONSHIP WITH VORNADO REALTY TRUST ("VORNADO")

       Vornado owns 33.1% of the Company's Common Stock at March 31, 2001. The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company incurred fees of $2,464,000 and $1,687,000 in the three month periods ended March 31, 2001 and 2000.

       At March 31, 2001, the Company is indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000 relating to the subordinated tranche of a $115,000,000 secured financing, and (ii) $24,000,000 under a secured line of credit. On March 15, 2001, the interest rate on these loans was reset from 15.72% to 13.74% using the same spread to treasuries as previously used. In addition, during the three-months ended March 31, 2001, the Company borrowed $4,000,000 under the secured line of credit from Vornado. At March 31, 2001, $26,000,000 remains available under this facility. The Company incurred interest on its loans from Vornado of $4,766,000 and $3,474,000 in the three months ended March 31, 2001 and 2000.

3.     SALE OF FORDHAM ROAD PROPERTY

       The Company sold its Fordham Road property, located in the Bronx, New York, on January 12, 2001. The vacant property contains 303,000 square feet and was sold for $25,500,000 resulting in a gain of $19,026,000. In addition, the Company paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from the early extinguishment of debt of $3,534,000. Included in the expenses relating to the sale, the Company paid a commission of $1,020,000, of which $520,000 was paid to Vornado.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      KINGS PLAZA REGIONAL SHOPPING CENTER

        The Company has completed an interior renovation of the Kings Plaza Regional Shopping Center (the "Center") at a cost of $31,655,000. These costs were reclassified to "Buildings, leaseholds and improvements" from "Capitalized expenses, development costs and construction in progress" during the first quarter of this year. The exterior of the Center is expected to be renovated this year at a cost of $1,300,000.

        At March 31, 2001, the Company has a $115,210,000 loan secured by a mortgage on the Kings Plaza Regional Shopping Center (the "Center") that is due to mature on June 1, 2001. The Company is currently negotiating a refinancing of the Center with various outside lenders. Based on the historical operating performance of the Center, management believes that it has excess borrowing capacity over the existing mortgage loan.

5.      COMMITMENTS AND CONTINGENCIES

        The Company let contracts for $28,000,000 to undertake the excavation, clearing and preparation of the Lexington Avenue property for the proposed development of a large multi-use building. As of March 31, 2001, $27,338,000 has been paid.

        In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has approved a portion of the remediation approach. The Company accrued $2,000,000 in previous years ($1,755,000 has been paid as of March 31, 2001) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

        The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of March 31, 2001 for potential recoveries of environmental remediation costs from other parties.

        Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.

     Letters of Credit

        Approximately $900,000 in standby letters of credit were issued at March 31, 2001.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      INCOME PER SHARE

        The following table sets for the computation of basic and diluted income per share:


                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                        -------------------------------------
                                                                                             2001                     2000
                                                                                        ------------             ------------
         (amounts in thousands except per share amounts)

         Numerator:

             Income before extraordinary item..............................             $     22,073             $      1,427
             Extraordinary item............................................                    3,534                       --
                                                                                        ------------             ------------
             Net income....................................................                   25,607                    1,427
                                                                                        ============             ============

         Denominator:
             Denominator for basic income per share - weighted
                average shares.............................................                    5,001                    5,001
             Effect of dilutive securities:
                Employee stock options.....................................                       --                       58
                                                                                        ------------             ------------

             Denominator for diluted income per share -
                adjusted weighted average shares and
                assumed conversions........................................                    5,001                    5,059
                                                                                        ============             ============

         INCOME PER COMMON SHARE - BASIC:
                Income before extraordinary item...........................             $       4.41             $        .29
                Extraordinary item.........................................                      .71                       --
                                                                                        ------------             ------------
                Net income per common share................................             $       5.12             $        .29
                                                                                        ============             ============

         INCOME PER COMMON SHARE - DILUTED:
                Income before extraordinary item...........................             $       4.41             $        .28
                Extraordinary item.........................................                      .71                       --
                                                                                        ------------             ------------
                Net income per common share................................             $       5.12             $        .28
                                                                                        ============             ============

7.      SUBSEQUENT EVENTS

        On May 1, 2001 the Company entered into a lease agreement with Bloomberg L.P., a global, multi-media based distributor of information services. Under this agreement, Bloomberg will lease approximately 700,000 square feet at the Company's 59th Street and Lexington Avenue development property. The initial term of the lease is for 25 years, with a ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year, with similar percentage increases thereafter.

        The development will contain approximately 1.4 million square feet of retail, office and residential space. The funding required for the proposed building will be in excess of $650 million. Alexander's is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with Vornado Realty Trust.

        There can be no assurance that this project will be ultimately completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

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

RESULTS OF OPERATIONS

        The Company had net income of $25,607,000 in the quarter ended March 31, 2001, compared to $1,427,000 in the quarter ended March 31, 2000, an increase of $24,180,000. Included in the current quarter is a gain on the sale of the Fordham Road property of $19,026,000 and an extraordinary gain from the early extinguishment of debt of $3,534,000. Excluding these items, net income would have been $3,047,000, or a $1,620,000 increase, over prior year's quarter.

        Tenant expense reimbursements were $5,978,000 in the quarter ended March 31, 2001, compared to $4,574,000 in the prior year's quarter, an increase of $1,404,000. This increase resulted from (i) reimbursements for incremental repairs and maintenance over the prior year's quarter, (ii) higher reimbursements for a portion of the increased fuel costs of the utility plant at the Company's Kings Plaza Regional Shopping Center, and (iii) a change made in prior year's quarter in the method of allocating an anchor tenant's share of parking lot expenses at the Rego Park I property (which covered a number of years and reduced the prior year's quarter amount).

        Operating expenses were $7,178,000 in the quarter ended March 31, 2001, compared to $6,614,000 in the prior year's quarter, an increase of $564,000. This increase resulted primarily from incremental repairs and maintenance over the prior year's quarter.

        Depreciation and amortization expense was $1,582,000 in the quarter ended March 31, 2001, compared to $1,353,000 in the prior year's quarter. The increase of $229,000 resulted primarily from the commencement of depreciation of the costs incurred in connection with the completion of a renovation of the Kings Plaza Regional Shopping Center.

        Interest and debt expense was $4,578,000 in the quarter ended March 31, 2001, compared to $5,233,000 in the prior year's quarter, a decrease of $655,000. This decrease resulted from higher capitalized interest relating to the Company's development properties, partially offset by (i) higher average debt, and (ii) an increase in the average interest rate.

LIQUIDITY AND CAPITAL RESOURCES

        In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. The Company's three non-operating properties (Lexington Avenue, Paramus, and Rego Park II) are in various stages of development. As rents commence from portions of the development property(s) and from the vacant property the Company expects that cash flow will become positive.

        The Company has completed an interior renovation of the Kings Plaza Regional Shopping Center (the "Center") at a cost of $31,655,000. The exterior of the Center is expected to be renovated this year at a cost of $1,300,000.

        The Company has completed the excavation and laying the foundation for its Lexington Avenue property as part of the proposed development of a large multi-use building. The proposed 1.4 million square feet building is expected to be comprised of a commercial portion, which may include a combination of retail stores and offices; and a residential portion, consisting of condominium units. If the residential portion of the property is developed, the air rights representing the residential portion would be transferred to a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums. In connection with the proposed development, the Company let contracts for $28,000,000 to undertake the excavation and laying the foundation. As of March 31, 2001, $27,338,000 has been paid. The funding required for the proposed building will be in excess of $650,000,000. The Company is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with Vornado Realty Trust.

        On May 1, 2001 the Company entered into a lease agreement with Bloomberg L.P., under this agreement, Bloomberg will lease approximately 700,000 square feet. The initial term of the lease is for 25 years, with a ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year with similar percentage increases thereafter. There can be no assurance that this project will be ultimately completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

        The Company, on its own, in a joint venture or through a third party, may develop a shopping center of approximately 550,000 square feet on the Paramus Property. The estimated cost of such development is approximately $100,000,000. The Company has received municipal approvals on tentative plans to redevelop the site. No development plans have been finalized.

        The Company sold its Fordham road property, located in the Bronx, New York, on January 12, 2001. The vacant property contains 303,000 square feet and was sold for $25,500,000 resulting in a gain of $19,026,000. In addition, the Company paid off the $21,263,000 mortgage on this property at a discount, which resulted in an extraordinary gain from the early extinguishment of debt of $3,534,000.

        During the three-months ended March 31, 2001, the Company borrowed $4,000,000 under the secured line of credit from Vornado. At March 31, 2001, $26,000,000 remains available under this facility.

        On March 15, 2001 the interest rate on the $119,000,000 loans from Vornado were reset from 15.72% to 13.74% using the same spread to treasuries as previously used.

        At March 31, 2001, the Company has a $115,210,000 loan secured by a mortgage on the Kings Plaza Regional Shopping Center (the "Center") that is due to mature on June 1, 2001. The Company is currently negotiating a refinancing of the Center with various outside lenders. Based on the historical operating performance of the Center, management believes that it has excess borrowing capacity over the existing mortgage loan.

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

Cash Flows for the Three Months Ended March 31, 2001 and 2000.

     Three Months Ended March 31, 2001

     Cash used in operating activities of $493,000 was comprised of (i) net income of $25,607,000, (ii) non-cash items of $1,206,000, offset by (iii) gain on sale of Fordham Road property of $19,026,000, (iv) extraordinary gain from early extinguishment of debt of $3,534,000, and (v) the net change in operating assets and liabilities of $4,746,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $2,105,000, offset by (ii) the effect of straight-lining of rental income of $899,000.

     Net cash provided by investing activities of $13,229,000 was comprised of
(i) proceeds from the sale of the Fordham Road property of $23,701,000, and (ii) the release of restricted cash of $62,000, partially offset by capital expenditures of $10,534,000. The capital expenditures were primarily comprised of (i) capitalized interest and other carrying costs of $5,690,000, (ii) renovations to the Kings Plaza Regional Shopping Center of $2,096,000, and (iii) excavation, foundation and predevelopment costs at Lexington Avenue of $1,887,000.

     Net cash used in financing activities of $13,347,000 resulted primarily from debt repayment of $22,958,000 partially offset by an increase in debt of $9,685,000.

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

Funds from Operations for the Three Months Ended March 31, 2001 and 2000

           Funds from operations were $3,730,000 in the quarter ended March 31, 2001, compared to $1,297,000 in the prior year's quarter, an increase of $2,433,000. The following table reconciles funds from operations and net income:


                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                        -------------------------------------
                                                                                             2001                    2000
                                                                                        ------------             ------------
           Net income........................................................           $    25,607,000          $  1,427,000
           Gain on Sale of Fordham Road property.............................               (19,026,000)                   --
           Extraordinary gain from early extinguishment of debt..............                (3,534,000)                   --
           Depreciation and amortization of
                  real property..............................................                 1,582,000             1,353,000
           Straight-lining of property rentals
                  for rent escalations.......................................                  (899,000)             (893,000)
           Leasing fees paid in excess
                  of expense recognized......................................                        --              (590,000)
                                                                                        ---------------          ------------
                                                                                        $     3,730,000          $  1,297,000
                                                                                        ===============          ============

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

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                        -------------------------------------
                                                                                             2001                    2000
                                                                                        ------------             ------------
            Operating activities................................                        $   (493,000)            $    297,000
                                                                                        ============             ============

            Investing activities................................                        $ 13,229,000             $(15,650,000)
                                                                                        ============             ============

            Financing activities................................                        $(13,347,000)            $  4,186,000
                                                                                        ============             ============


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           At March 31, 2001, the Company has $150,210,000 of variable rate of debt at a weighted average interest rate of 7.00% and $201,000,000 of fixed rate of debt bearing interest at a weighted average interest rate of 11.09%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,502,000 decrease in the Company's annual net income ($.30 per basic and diluted share).

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

         None.

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



                                                   ALEXANDER'S, INC.
                                        ----------------------------------------
                                                    (Registrant)



Date: May 3, 2001                               /s/ Patrick T. Hogan
                                        ----------------------------------------
                                                    Patrick T. Hogan,
                                        Vice President - Chief Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT
    NO.                                                                                                                       PAGE
    ---                                                                                                                       ----
3(i)             --   Certificate of Incorporation, as amended.  Incorporated herein by reference from Exhibit 3.0
                      to the Registrant's Current Report on Form 8-K dated September 21, 1993...............................   *

3(ii)            --   By-laws, as amended.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's
                      Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.............................   *

10(i)(A)(1)      --   Agreement, dated as of December 4, 1985, among Seven Thirty One Limited Partnership ("731
                      Limited Partnership"), Alexander's Department Stores of Lexington Avenue, Inc., the Company,
                      Emanuel Gruss, Riane Gruss and Elizabeth Goldberg (collectively, the "Partners").
                      Incorporated herein by reference from Exhibit 10(i)(F)(1) to the Registrant's Form 10-K for
                      the fiscal year ended July 26, 1986...................................................................   *

10(i)(A)(2)      --   Amended and Restated Agreement of Limited Partnership in the 731 Limited Partnership, dated as of August 21, 1986, among the Partners. Incorporated herein by reference from Exhibit 1
                      to the Registrant's Current Report on Form 8-K, dated August 21, 1986...... ..........................   *

10(i)(A)(3)      --   Third Amendment to Amended and Restated Agreement of Limited Partnership dated December
                      30, 1994, among the Partners.  Incorporated herein by reference from Exhibit 10(i)(A)(3) to
                      the Registrant's Form 10-K for the fiscal year ended December 31, 1994................................   *

10(i)(B)(1)      --   Promissory Note Modification Agreement, dated October 4, 1993, between Alexander's
                      Department Stores of New Jersey, Inc. and New York Life Insurance Company
                      ("New York Life").  Incorporated herein by reference from Exhibit 10(i)(3)(a) to the
                      Registrant's Form 10-K for the Transition Period August 1, 1993 to December 31, 1993..................   *

10(i)(B)(2)      --   Mortgage Modification Agreement, dated October 4, 1993, by Alexander's Department Stores of
                      New Jersey, Inc. and New York Life Incorporated herein by reference from Exhibit 10(i)(E)(3)(a)
                      to the Registrant's Form 10-K for the Transition Period August 1, 1993 to December 31, 1993...........   *

10(i)(C)         --   Credit Agreement, dated March 15, 1995, among the Company and Vornado Lending Corp.
                      Incorporated herein by reference from Exhibit 10(i)(C) to the Registrant's Form 10-K for the
                      fiscal year ended December 31, 1994...................................................................   *

10(i)(C)(1)      --   Modification and Extension of Credit Agreement, dated as of March 13, 2000, between Vornado
                      Lending L.L.C., as Lender, and Alexander's Inc., as Borrower. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the Registrant's Quarterly Report on Form 10-Q for the
                      fiscal quarter ended June 30, 2000....................................................................   *

10(i)(D)         --   Credit Agreement, dated March 15, 1995, among the Company and First Union Bank, National
                      Association. Incorporated herein by reference from Exhibit 10(i)(D) to the Registrant's Form
                      10-K for the fiscal year ended December 31, 1994......................................................   *

--------
*  Incorporated by reference

  EXHIBIT
    NO.                                                                                                                       PAGE
    ---                                                                                                                       ----
10(i)(D)(1)      --   Modification and Extension of Credit Agreement, dated as of April 14, 2000, between First
                      Union National Bank, as lender, and Alexander's Inc., as borrower.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal
                      quarter ended March 31, 2000..........................................................................   *

10(i)(D)(2)      --   Pledge and Security Agreement for Transferable Development Rights, dated as of April 14,
                      2000, between First Union National Bank, as secured party, 731 Limited Partnership, as assignor, and Alexander's, Inc. as borrower, Incorporated herein by reference from Exhibit
                      10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
                      2000..................................................................................................   *

10(i)(E)         --   Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and Alexander's Rego Shopping Center Inc., as mortgagor.  Incorporated herein by reference from Exhibit 10(i)(E) to the Registrant's
                      Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000..............................   *

10(i)(G)(1)      --   Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and
                      Keen Realty Consultants, Inc., each as special real estate consultants, and the Company.
                      Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant's Form 10-K for the
                      fiscal year ended July 25, 1992.......................................................................   *

10(i)(G)(2)      --   Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust.  Incorporated herein by reference from Exhibit
                      10(i)(G)(2) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994.................   *

10(i)(H)         --   Management and Development Agreement, dated as of February 6, 1995, between Vornado Realty
                      Trust and the Company, on behalf of itself and each subsidiary listed therein.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated
                      February 6, 1995......................................................................................   *

10(i)(I)         --   Commitment letter, dated as of February 6, 1995, between Vornado Realty Trust and the Company.
                      Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form
                      8-K dated February 6, 1995............................................................................   *

10(i)(J)(1)      --   First Amendment to Mortgage and Security Agreement, dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as mortgagee, and Alexander's of Fordham Road, Inc., as mortgagor. Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly
                      Report on Form 10-Q for the fiscal quarter ended March 31, 2000.......................................   *

10(i)(J)(2)      --   Amended and Restated Promissory Note (Secured), dated as of February 24, 2000, between Banc of
                      America Commercial Finance Corporation, as lender, and Alexander's of Fordham Road, Inc., as borrower. Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly
                      Report on Form 10-Q for the fiscal quarter ended March 31, 2000.......................................   *

10(i)(J)(3)      --   Trigger Agreement, dated as of February 24, 2000, between Banc of America Commercial Finance
                      Corporation, as lender, and Alexander's, Inc., as guarantor.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter
                      ended March 31, 2000..................................................................................   *

--------
*  Incorporated by reference


  EXHIBIT
    NO.                                                                                                                       PAGE
    ---                                                                                                                       ----
10(i)(K)         --   Term Loan Agreement dated as of June 18, 1998 among Alexanders' Kings Plaza Center, Inc., Kings
                      Plaza Corp., and Alexander's Department Stores of Brooklyn, Inc., as Borrower, Union Bank of
                      Switzerland, as Lender. Incorporated herein by reference from Exhibit 10 to the Registrant's
                      Form 10-Q for the fiscal quarter ended June 30, 1998..................................................   *

10(ii)(A)(3)     --   Agreement of Lease for Rego Park, Queens, New York, between Alexander's, Inc. and Sears Roebuck
                      & Co. Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report
                      on Form 10-Q for the fiscal quarter ended March 31, 1994..............................................   *

10(ii)(A)(4)(a)  --   Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the
                      Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit
                      (ii)(E)(7) to the Registrant's Form 10-K for the fiscal year ended July 25, 1992......................   *

10(ii)(A)(4)(b)  --   First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of February 22,
                      1995 between the Company, as sublandlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant's Form 10-K for the fiscal year ended
                      December 31, 1994.....................................................................................   *

10(ii)(A)(5)     --   Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue
                      Acquisition Associates.  Incorporated by reference from Exhibit 10(ii)(F) to the Registrant's
                      Form 10-K for the fiscal year ended July 31, 1993.....................................................   *

10(ii)(A)(6)     --   Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of
                      Richfield, MN., Inc., dated as of March 1, 1995.  Incorporated herein by reference from Exhibit
                      10(ii)(A)(12)(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994............   *

10(ii)(A)(7)     --   Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)(a) above by the
                      Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the Registrant's
                      Form 10-K for the fiscal year ended December 31, 1994.................................................   *

10(iii)(B)       --   Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann.
                      Incorporated herein by reference from Exhibit 10(iii)(B) to the Registrant's Form 10-K for the
                      fiscal year ended December 31, 1994...................................................................   *

10(iv)(A)        --   Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997.  Incorporated herein by
                      reference from Exhibit 10 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1997....   *

--------
*  Incorporated by reference