Form 10-Q
period 2001-06-30
ALEXANDERS INC
filed 2001-08-02
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 15


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          JUNE 30, 2001
                              --------------------------------------------------

                                       or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:  1-6064

                                ALEXANDER'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       51-0100517
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                            Identification Number)

 888 SEVENTH AVENUE, NEW YORK, NEW YORK                            10019
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                  (201)894-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                 [X] Yes [ ] No

         As of July 20, 2001 there were 5,000,850 common shares outstanding.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES
                                      INDEX



                                                                           Page Number
                                                                           -----------

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

              Consolidated Balance Sheets as of
              June 30, 2001 and December 31, 2000.......................        3

              Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 2001 and June 30,
              2000......................................................        4

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2001 and June 30, 2000..........        5

              Notes to Consolidated Financial Statements................        6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............        9

     Item 3.  Quantitative and Qualitative Disclosures about Market
              Risk......................................................       12


PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings.........................................       13

     Item 4.  Submission of Matters to a Vote of Security Holders.......       13

     Item 6.  Exhibits and Reports on Form 8-K..........................       13


Signatures    ..........................................................       14

Exhibit Index ..........................................................       15

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

                                                             JUNE 30,     DECEMBER 31,
                                                               2001          2000
                                                            ---------     -----------
ASSETS:

Real estate, at cost:
     Land .............................................     $  81,656      $  81,656
     Buildings, leaseholds and improvements ...........       173,528        141,873
     Capitalized expenses, development costs
         and construction in progress .................       157,287        169,811
                                                            ---------      ---------
              Total ...................................       412,471        393,340
     Less accumulated depreciation and
         amortization .................................       (54,086)       (51,848)
                                                            ---------      ---------
     Real estate, net .................................       358,385        341,492

Asset held for sale ...................................            --          4,559
Cash and cash equivalents .............................        93,666          2,272
Restricted cash .......................................        12,820          8,390
Accounts receivable, net of allowance for
     doubtful accounts of $698 in 2001 and $722 in
     2000..............................................         1,158          1,723
Receivable arising from the straight-lining of
      rents, net ......................................        16,769         15,084
Deferred lease and other property costs ...............        24,803         24,453
Deferred debt expense .................................         6,190          2,280
Other assets ..........................................         5,988          3,052
                                                            ---------      ---------


TOTAL ASSETS ..........................................     $ 519,779      $ 403,305
                                                            =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Debt (including $119,000 and $115,000 due to Vornado
     Realty Trust ) ...................                     $ 459,000      $ 367,788
Amounts due to Vornado Realty Trust and
     its affiliate ....................................         2,041          1,267
Accounts payable and accrued liabilities ..............        10,461         13,821
Other liabilities .....................................         2,905          2,734
                                                            ---------      ---------
TOTAL LIABILITIES .....................................       474,407        385,610
                                                            ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock: no par value;
     authorized, 3,000,000 shares;
     issued, none
Common stock: $1.00 par value per share;
     authorized, 10,000,000 shares;
     issued, 5,173,450 shares..........................         5,174          5,174
Additional capital ....................................        24,843         24,843
Retained earnings/(deficit) ...........................        16,315        (11,362)
                                                            ---------      ---------
                                                               46,332         18,655
Less treasury shares, 172,600 shares
     at cost ..........................................          (960)          (960)
                                                            ---------      ---------
Total stockholders' equity ............................        45,372         17,695
                                                            ---------      ---------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY .............................     $ 519,779      $ 403,305
                                                            =========      =========

                See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (amounts in thousands except per share amounts)


                                                                     FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                     --------------------------    ------------------------
                                                                        2001            2000          2001          2000
                                                                      --------        --------      --------      --------
REVENUES:
     Property rentals ...........................................     $ 10,884        $ 10,655      $ 21,796      $ 21,167
     Expense reimbursements .....................................        6,178           5,433        12,156        10,007
                                                                      --------        --------      --------      --------
Total revenues ..................................................       17,062          16,088        33,952        31,174
                                                                      --------        --------      --------      --------

EXPENSES:
     Operating (including management fee to Vornado of $334
         and $333 for the three months ended in 2001 and 2000;
         $674 and $668 for the six months ended in 2001 and
         2000)...................................................        8,242           7,395        15,420        14,009
     General and administrative (including management fee to
         Vornado of $540 and $1,080 each for the three and
         six months ended in 2001 and 2000) .....................          850           1,903         1,728         2,755
     Depreciation and amortization ..............................        1,600           1,364         3,182         2,717
                                                                      --------        --------      --------      --------
Total expenses ..................................................       10,692          10,662        20,330        19,481
                                                                      --------        --------      --------      --------

OPERATING INCOME ................................................        6,370           5,426        13,622        11,693
Interest and debt expense
     (including interest on loans from Vornado) .................       (4,728)         (5,449)       (9,306)      (10,681)
Interest and other income, net ..................................          428             256           801           648
                                                                      --------        --------      --------      --------
Income before gain on sale of Fordham Road property and
     extraordinary item .........................................        2,070             233         5,117         1,660
Gain on sale of Fordham Road property ...........................           --              --        19,026            --
                                                                      --------        --------      --------      --------

Income before extraordinary item ................................        2,070             233        24,143         1,660
Extraordinary gain from early extinguishment of debt ............           --              --         3,534            --
                                                                      --------        --------      --------      --------

NET INCOME ......................................................     $  2,070        $    233      $ 27,677      $  1,660
                                                                      ========        ========      ========      ========

Basic and diluted income per share before extraordinary item ....     $   0.41        $   0.05      $   4.82      $   0.33
                                                                      ========        ========      ========      ========

Basic and diluted income per share after extraordinary item .....     $   0.41        $   0.05      $   5.53      $   0.33
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

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                       FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       -------------------------
                                                                          2001           2000
                                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................     $   27,677     $    1,660
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization (including debt issuance
      costs)......................................................          4,222          3,610
     Straight-lining of rental income, net .......................         (1,685)        (1,729)
     Gain on sale of Fordham Road property .......................        (19,026)            --
     Extraordinary gain from early extinguishment of debt ........         (3,534)            --
Change in assets and liabilities:
   Accounts receivable ...........................................            565          1,613
   Amounts due to Vornado Realty Trust and its affiliate .........            774           (916)
   Accounts payable and accrued expenses .........................         (3,067)          (624)
   Other liabilities .............................................            171            747
   Other .........................................................         (4,225)           969
                                                                       ----------     ----------
Net cash provided by operating activities ........................          1,872          5,330
                                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate ......................................        (19,131)       (41,699)
   Proceeds from sale of Fordham Road property ...................         23,701             --
   Cash restricted for operating liabilities .....................        (15,673)            --
   Cash made available for operating liabilities .................          2,855             87
   Cash made available for construction and development ..........          8,388          7,995
                                                                       ----------     ----------
Net cash provided by (used in) investing activities ..............            140        (33,617)
                                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt ..............................................        232,685         12,470
   Debt repayments ...............................................       (138,168)          (222)
   Deferred debt expense .........................................         (5,135)          (468)
   Payment of acquisition obligation .............................             --         (6,784)
                                                                       ----------     ----------
Net cash provided by financing activities ........................         89,382          4,996
                                                                       ----------     ----------

Net increase (decrease) in cash and cash equivalents .............         91,394        (23,291)
Cash and cash equivalents at beginning of period .................          2,272         26,053
                                                                       ----------     ----------

Cash and cash equivalents at end of period .......................     $   93,666     $    2,762
                                                                       ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest (of which $9,954 and $6,942 have
   been capitalized) .............................................     $   18,626     $   14,606
                                                                       ==========     ==========


                See notes to consolidated financial statements.

                                ALEXANDER'S, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

       The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Alexander's, Inc. and Subsidiaries' (the "Company") annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

2.     RELATIONSHIP WITH VORNADO REALTY TRUST ("VORNADO")

       Vornado owns 33.1% of the Company's common stock at June 30, 2001. The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company incurred fees of $1,601,000 and $1,686,000 in the three month periods ended June 30, 2001 and 2000 and $4,065,000 and $3,373,000 in the six months periods ended June 30, 2001 and 2000.

       At June 30, 2001, the Company is indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000 relating to the subordinated tranche of a $115,000,000 secured financing, and (ii) $24,000,000 under a secured line of credit. On March 15, 2001, the interest rate on these loans was reset from 15.72% to 13.74% using the same spread to treasuries as previously used. In addition, during the six-months ended June 30, 2001, the Company borrowed $4,000,000 under the secured line of credit from Vornado. At June 30, 2001, $26,000,000 remains available under this facility. The Company incurred interest on its loans from Vornado of $4,199,000 and $3,474,000 in the three months ended June 30, 2001 and 2000 and $8,965,000 and $7,249,000 in the six months ended June 30, 2001 and 2000.

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

4.     LEASES

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

5.     KINGS PLAZA REGIONAL SHOPPING CENTER

       The Company has completed an interior renovation of the Kings Plaza Regional Shopping Center (the "Center") at a cost of $31,655,000. These costs were reclassified to "Buildings, leaseholds and improvements" from "Capitalized expenses, development costs and construction in progress" during the first quarter of this year. The exterior of the Center is expected to be renovated this year.

       On June 1, 2001, the Company, through a newly formed subsidiary, completed a $223,000,000 refinancing of its subsidiary's Kings Plaza Regional Shopping Center property and repaid the $115,210,000 debt collateralized by the property from the proceeds of the new loan. The new 10-year mortgage matures in June 2011 and bears interest at 7.46%. Monthly payments include principal based on a 27-year amortization schedule.

6.     COMMITMENTS AND CONTINGENCIES

       In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has approved a portion of the remediation approach. The Company accrued $2,000,000 in previous years ($1,733,000 has been paid as of June 30, 2001) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates, the Company has accrued an additional $675,000 in the quarter ended June 30, 2001. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

       The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of June 30, 2001 for potential recoveries of environmental remediation costs from other parties.

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

       Letters of Credit

       Approximately $900,000 in standby letters of credit were issued at June 30, 2001.


7.     INCOME PER SHARE

       The following table sets for the computation of basic and diluted income per share:


                                                    For The Three Months Ended   For The Six Months Ended
                                                           June 30,                     June 30,
                                                    --------------------------   ------------------------
                                                        2001          2000          2001          2000
                                                      --------      --------      --------      --------
(amounts in thousands except per share amounts)

Numerator:
  Income before extraordinary item ............       $  2,070      $    233      $ 24,143      $  1,660
  Extraordinary item ..........................             --            --         3,534            --
                                                      --------      --------      --------      --------
  Net income ..................................       $  2,070      $    233      $ 27,677      $  1,660
                                                      ========      ========      ========      ========

Denominator:
  Denominator for basic income per share -
    weighted average shares ...................          5,001         5,001         5,001         5,001
  Effect of dilutive securities:
    Employee stock options ....................             --            --            --             6
                                                      --------      --------      --------      --------

  Denominator for diluted income per share -
    adjusted weighted average shares and
    assumed conversions .......................          5,001         5,001         5,001         5,007
                                                      ========      ========      ========      ========

INCOME PER COMMON SHARE -
    BASIC AND DILUTED:
    Income before extraordinary item ..........       $    .41      $    .05      $   4.82      $    .33
    Extraordinary item ........................             --            --           .71            --
                                                      --------      --------      --------      --------
    Net income per common share ...............       $    .41      $    .05      $   5.53      $    .33
                                                      ========      ========      ========      ========

8.     RECENTLY ISSUED ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.

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

RESULTS OF OPERATIONS

              The Company had net income of $2,070,000 in the quarter ended June 30, 2001, compared to $233,000 in the quarter ended June 30, 2000, an increase of $1,837,000 and $27,677,000 for the six months ended June 30, 2001, compared to $1,660,000 for the six months ended June 30, 2000, an increase of $26,017,000. Included in the current six months is a gain on the sale of the Fordham Road property of $19,026,000 and an extraordinary gain from the early extinguishment of debt of $3,534,000. Excluding these items, net income would have been $5,117,000, or a $3,457,000 increase, over the prior year's six month period.

              Tenant expense reimbursements were $6,178,000 in the quarter ended June 30, 2001, compared to $5,433,000 in the prior year's quarter, an increase of $745,000 and $12,156,000 for the six months ended June 30, 2001, compared to $10,007,000 for the six months ended June 30, 2000, an increase $2,149,000. These increases resulted from reimbursements for incremental real estate taxes, repairs and maintenance over the prior year's periods. In addition to these effects, the current year's increase for the six month period resulted primarily from (i) higher reimbursements for a portion of the increased fuel costs of the utility plant at the Company's Kings Plaza Regional Shopping Center, and (ii) a change made in prior year's six months in the method of allocating an anchor tenant's share of parking lot expenses at the Rego Park I property (which covered a number of years and reduced the prior year's six month amount).

              Operating expenses were $8,242,000 in the quarter ended June 30, 2001, compared to $7,395,000 in the prior year's quarter, an increase of $847,000. Operating expenses were $15,420,000 for the six months ended June 30, 2001, compared to $14,009,000 for the six months ended June 30, 2000, an increase of $1,411,000. These increases resulted from higher real estate taxes and repairs and maintenance compared to the prior year. In addition to these effects, the current year's increase for the six month period includes an additional accrual of $675,000 for environmental remediation at the Kings
Plaza Regional Shopping Center.

              General and administrative expenses were $850,000 in the quarter ended June 30, 2001, compared to $1,903,000 in the prior year's quarter, a decrease of $1,053,000 and $1,728,000 for the six months ended June 30, 2001, compared to $2,755,000 for the six months ended June 30, 2000, a decrease of $1,027,000. These decreases resulted primarily from compensation expense of $983,000 relating to stock appreciation rights recorded in the second quarter of 2000.

              Interest and debt expense was $4,728,000 in the quarter ended June 30, 2001, compared to $5,449,000 in the prior year's quarter, a decrease of $721,000 and $9,306,000 for the six months ended June 30, 2001, compared to $10,681,000 for the six months ended June 30, 2000, a decrease of $1,375,000. These decreases resulted from higher capitalized interest relating to the Company's development properties, partially offset by higher average debt.

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

              During the six-months ended June 30, 2001, the Company borrowed $4,000,000 under the secured line of credit from Vornado. At June 30, 2001, $26,000,000 remains available under this facility.

              On March 15, 2001 the interest rate on the $119,000,000 loans from Vornado were reset from 15.72% to 13.74% using the same spread to treasuries as previously used.

              On June 1, 2001, the Company, through a newly formed subsidiary, completed a $223,000,000 refinancing of its subsidiary's Kings Plaza Regional Shopping Center property and repaid the $115,210,000 debt collateralized by the property from the proceeds of the new loan. The new 10-year mortgage matures in June 2011 and bears interest at 7.46%.

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

     CASH FLOWS

     Six Months Ended June 30, 2001

     Cash provided by operating activities of $1,872,000 was comprised of (i) net income of $27,677,000, (ii) non-cash items of $2,537,000, offset by (iii) gain on sale of Fordham Road property of $19,026,000, (iv) extraordinary gain from early extinguishment of debt of $3,534,000, and (v) the net change in operating assets and liabilities of $5,782,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $4,222,000, offset by (ii) the effect of straight-lining of rental income of $1,685,000.

     Net cash provided by investing activities of $140,000 was comprised of (i) proceeds from the sale of Fordham Road property of $23,701,000, and (ii) the release of restricted cash of $11,243,000 offset by (iii) capital expenditures of $19,131,000 and (iv) an increase in restricted cash of $15,673,000. The capital expenditures were primarily comprised of (i) capitalized interest and other carrying costs of $11,000,000,
(ii) renovations to the Kings Plaza Regional Shopping Center of $2,345,000, and
(iii) excavation, foundation and predevelopment costs at Lexington Avenue of $4,565,000.

     Net cash provided by financing activities of $89,382,000 resulted primarily from an increase in debt of $232,685,000 partially offset by debt payments of $138,168,000.

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

Funds from Operations for the Three and Six Months Ended June 30, 2001 and June 30, 2000

              Funds from operations was $2,884,000 in the quarter ended June 30, 2001, compared to $105,000 in the prior year's quarter, an increase of $2,779,000 and $6,614,000 in the six months ended June 30, 2001, compared to $1,402,000 in the prior year's six months, an increase of $5,512,000. The following table reconciles net income to funds from operations:


                                                       For The Three Months Ended           For The Six Months Ended
                                                                June 30,                            June 30,
                                                     ------------------------------      ------------------------------
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------
Net income ....................................      $  2,070,000      $    233,000      $ 27,677,000      $  1,660,000
Gain on Sale of Fordham Road property .........                --                --       (19,026,000)               --
Extraordinary gain from early extinguishment
     of debt ..................................                --                --        (3,534,000)               --
Depreciation and amortization of
     real property ............................         1,600,000         1,364,000         3,182,000         2,717,000
Straight-lining of property rentals
     for rent escalations .....................          (786,000)         (888,000)       (1,685,000)       (1,781,000)
Leasing fees paid in excess
     of expense recognized ....................                --          (604,000)               --        (1,194,000)
                                                     ------------      ------------      ------------      ------------
                                                     $  2,884,000      $    105,000      $  6,614,000      $  1,402,000
                                                     ============      ============      ============      ============

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

                            For The Three Months Ended          For The Six Months Ended
                                     June 30,                           June 30,
                          ------------------------------     ------------------------------
                              2001              2000             2001              2000
                          ------------      ------------     ------------      ------------
Operating activities      $  2,365,000      $  5,033,000     $  1,872,000      $  5,330,000
                          ============      ============     ============      ============

Investing activities      $(13,089,000)     $(17,967,000)    $    140,000      $(33,617,000)
                          ============      ============     ============      ============

Financing activities      $102,729,000      $    810,000     $ 89,382,000      $  4,996,000
                          ============      ============     ============      ============

RECENTLY ISSUED ACCOUNTING STANDARDS

              In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       At June 30, 2001, the Company had $35,000,000 of variable rate of debt at a weighted average interest rate of 7.27% and $424,000,000 of fixed rate of debt bearing interest at a weighted average interest rate of 9.18%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $350,000 decrease in the Company's annual net income ($.07 per basic and diluted share).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 30, 2001, the Company held its annual meeting of stockholders. The stockholders voted, in person or by proxy, for the election of the three nominees to serve on the Board of Directors for a term of three years, or until their respective successors are duly elected and qualified. The three nominees were approved. The results of the voting are shown below:


Election of Directors:

                                              Votes               Votes
Directors                                    Cast For            Withheld
---------                                    --------            --------
       Michael D. Fascitelli                 4,776,480            67,053
       Arthur Sonnenblick                    4,824,673            18,860
       Russell B. Wight, Jr.                 4,824,483            19,050\

       Because of the nature of the matters voted upon, there were no abstentions or broker non-voter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation of S-K are filed herewith and are listed in the attached Exhibit Index.

(b)    Reports on Form 8-K:

       During the quarter ended June 30, 2001, the Company did not file any reports on Form 8-K.

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



                                                 ALEXANDER'S, INC.
                                      ---------------------------------------
                                                   (Registrant)



Date: August 2, 2001                           /s/ Patrick T. Hogan
                                      ---------------------------------------
                                                 Patrick T. Hogan,
                                      Vice President, Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT
     NO.                                                                                     PAGE
-------------                                                                                ----
3(i)            --   Certificate of Incorporation, as amended. Incorporated herein by reference from Exhibit 3.0 to the Registrant's Current Report on
                     Form 8-K dated September 21, 1993....................................     *

3(ii)           --   By-laws, as amended. Incorporated herein by reference from Exhibit
                     10.1 to the Registrant's Quarterly Report on Form 10-Q for the
                     fiscal quarter ended March 31, 2000..................................     *

10(i)(A)(1)     --   Agreement, dated as of December 4, 1985, among Seven Thirty One
                     Limited Partnership ("731 Limited Partnership"), Alexander's
                     Department Stores of Lexington Avenue, Inc., the Company, Emanuel
                     Gruss, Riane Gruss and Elizabeth Goldberg (collectively, the
                     "Partners"). Incorporated herein by reference from Exhibit
                     10(i)(F)(1) to the Registrant's Form 10-K for the fiscal year ended
                     July 26, 1986........................................................     *

10(i)(A)(2)     --   Amended and Restated Agreement of Limited Partnership in the 731
                     Limited Partnership, dated as of August 21, 1986, among the
                     Partners. Incorporated herein by reference from Exhibit 1 to the
                     Registrant's Current Report on Form 8-K, dated August 21, 1986.......     *

10(i)(A)(3)     --   Third Amendment to Amended and Restated Agreement of Limited
                     Partnership dated December 30, 1994, among the Partners.
                     Incorporated herein by reference from Exhibit 10(i)(A)(3) to the
                     Registrant's Form 10-K for the fiscal year ended December 31, 1994...     *

10(i)(B)(1)     --   Promissory Note Modification Agreement, dated October 4, 1993, between Alexander's Department Stores of New Jersey, Inc. and New
                     York Life Insurance Company ("New York Life"). Incorporated herein by reference from Exhibit 10(i)(3)(a) to the Registrant's Form 10-K
                     for the Transition Period August 1, 1993 to December 31, 1993........     *

10(i)(B)(2)     --   Mortgage Modification Agreement, dated October 4, 1993, by
                     Alexander's Department Stores of New Jersey, Inc. and New York Life
                     Incorporated herein by reference from Exhibit 10(i)(E)(3)(a) to the
                     Registrant's Form 10-K for the Transition Period August 1, 1993 to
                     December 31, 1993....................................................     *

10(i)(C)        --   Credit Agreement, dated March 15, 1995, among the Company and
                     Vornado Lending Corp. Incorporated herein by reference from Exhibit
                     10(i)(C) to the Registrant's Form 10-K for the fiscal year ended
                     December 31, 1994....................................................     *

10(i)(C)(1)     --   Modification and Extension of Credit Agreement, dated as of March
                     13, 2000, between Vornado Lending L.L.C., as Lender, and
                     Alexander's Inc., as Borrower. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the Registrant's Quarterly Report on
                     Form 10-Q for the fiscal quarter ended June 30, 2000.................     *

10(i)(c) 2      --   First Modification and Extension of Credit Agreement dated as of
                     March 15, 2000 between Alexander's, Inc., as borrower, and Vornado
                     Lending L.L.C. as lender.............................................

10(i)(c) 3      --   First Note Modification and Extension Agreement dated as of March
                     15, 2000 between Alexander's Inc. as borrower, and Vornado Lending
                     L.L.C................................................................

10(i)(c) 4      --   Third Modification and Extension of Credit Agreement dated as of March 15, 2000 between Alexander's Inc. as borrower, and
                     Vornado Lending L.L.C.................................................


-----------
* Incorporated by reference

   EXHIBIT
     NO.                                                                                     PAGE
---------------                                                                              ----
10(i)(c) 5        --   Third Note Modification and Extension Agreement dated as of March
                       15, 2000 between Alexander's Inc. as borrower, and Vornado Lending
                       L.L.C..............................................................

10(i)(D)          --   Credit Agreement, dated March 15, 1995, among the Company and First
                       Union Bank, National Association. Incorporated herein by reference from Exhibit 10(i)(D) to the Registrant's Form 10-K for the fiscal
                       year ended December 31, 1994.......................................     *

10(i)(D)(1)       --   Modification and Extension of Credit Agreement, dated as of April
                       14, 2000, between First Union National Bank, as lender, and
                       Alexander's Inc., as borrower. Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                       for the fiscal quarter ended March 31, 2000........................     *

10(i)(D)(2)       --   Pledge and Security Agreement for Transferable Development Rights,
                       dated as of April 14, 2000, between First Union National Bank, as secured party, 731 Limited Partnership, as assignor, and
                       Alexander's, Inc. as borrower, Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                       for the fiscal quarter ended March 31, 2000........................     *

10(i)(D) 3        --   Modification and Extension of Credit Agreement dated as of April
                       27, 2001 between Alexander's, Inc. as borrower, and First Union
                       National Bank, as lender...........................................

10(i)(D) 4        --   Note Modification and Extension Agreement of Credit Agreement dated as of April 27, 2001 between Alexander's, Inc. as borrower, and
                       First Union National Bank, as lender...............................

10(i)(E)          --   Amended, Restated and Consolidated Mortgage and Security Agreement,
                       dated May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and Alexander's Rego Shopping Center Inc., as mortgagor.
                       Incorporated herein by reference from Exhibit 10(i)(E) to the
                       Registrant's Quarterly Report on Form 10-Q for the fiscal quarter
                       ended June 30, 2000................................................     *

10(i)(G)(1)       --   Real Estate Retention Agreement dated as of July 20, 1992, between
                       Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant's Form
                       10-K for the fiscal year ended July 25, 1992.......................     *

10(i)(G)(2)       --   Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty
                       Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the Registrant's Form 10-K for the fiscal year ended December 31,
                       1994...............................................................     *

10(i)(H)          --   Management and Development Agreement, dated as of February 6, 1995, between Vornado Realty Trust and the Company, on behalf of itself and each subsidiary listed therein. Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on
                       Form 8-K dated February 6, 1995....................................     *

10(i)(I)          --   Commitment letter, dated as of February 6, 1995, between Vornado
                       Realty Trust and the Company. Incorporated herein by reference from
                       Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated
                       February 6, 1995...................................................     *


-----------
* Incorporated by reference

   EXHIBIT
     NO.                                                                                     PAGE
---------------                                                                              ----
10(i)(J)(1)       --   First Amendment to Mortgage and Security Agreement, dated as of
                       February 24, 2000, between Banc of America Commercial Finance
                       Corporation, as mortgagee, and Alexander's of Fordham Road, Inc., as mortgagor. Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal
                       quarter ended March 31, 2000.........................................   *

10(i)(J)(2)       --   Amended and Restated Promissory Note (Secured), dated as of
                       February 24, 2000, between Banc of America Commercial Finance
                       Corporation, as lender, and Alexander's of Fordham Road, Inc., as borrower. Incorporated herein by reference from Exhibit 10.1 to the
                       Registrant's Quarterly Report on Form 10-Q for the fiscal quarter
                       ended March 31, 2000.................................................   *

10(i)(J)(3)       --   Trigger Agreement, dated as of February 24, 2000, between Banc of
                       America Commercial Finance Corporation, as lender, and Alexander's,
                       Inc., as guarantor. Incorporated herein by reference from Exhibit
                       10.1 to the Registrant's Quarterly Report on Form 10-Q for the
                       fiscal quarter ended March 31, 2000..................................   *

10(i)(K)          --   Term Loan Agreement dated as of June 18, 1998 among Alexanders'
                       Kings Plaza Center, Inc., Kings Plaza Corp., and Alexander's
                       Department Stores of Brooklyn, Inc., as Borrower, Union Bank of
                       Switzerland, as Lender. Incorporated herein by reference from
                       Exhibit 10 to the Registrant's Form 10-Q for the fiscal quarter
                       ended June 30, 1998..................................................   *

10(ii)(A)(3)      --   Agreement of Lease for Rego Park, Queens, New York, between
                       Alexander's, Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on
                       Form 10-Q for the fiscal quarter ended March 31, 1994................   *

10(ii)(A)(4)(a)   --   Lease for Roosevelt Avenue, Flushing, New York, dated as of
                       December 1, 1992, between the Company, as landlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit (ii)(E)(7) to
                       the Registrant's Form 10-K for the fiscal year ended July 25, 1992...   *

10(ii)(A)(4)(b)   --   First Amendment to Sublease for Roosevelt Avenue, Flushing, New
                       York, dated as of February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant's Form
                       10-K for the fiscal year ended December 31, 1994.....................   *

10(ii)(A)(5)      --   Lease Agreement, dated March 1, 1993 by and between the Company and
                       Alex Third Avenue Acquisition Associates. Incorporated by reference from Exhibit 10(ii)(F) to the Registrant's Form 10-K for the fiscal
                       year ended July 31, 1993.............................................   *

10(ii)(A)(6)      --   Agreement of Lease for Rego Park, Queens, New York, between the
                       Company and Marshalls of Richfield, MN., Inc., dated as of March 1,
                       1995. Incorporated herein by reference from Exhibit
                       10(ii)(A)(12)(a) to the Registrant's Form 10-K for the fiscal year
                       ended December 31, 1994..............................................   *

10(ii)(A)(7)      --   Guaranty, dated March 1, 1995, of the Lease described in Exhibit
                       10(ii)(A)(6)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the Registrant's Form
                       10-K for the fiscal year ended December 31, 1994.....................   *

10(iii)(B)        --   Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann. Incorporated herein by reference from Exhibit
                       10(iii)(B) to the Registrant's Form 10-K for the fiscal year ended
                       December 31, 1994....................................................   *


-----------
* Incorporated by reference

   EXHIBIT
     NO.                                                                                     PAGE
---------------                                                                              ----
10(iv)(A)         --   Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997.
                       Incorporated herein by reference from Exhibit 10 to the
                       Registrant's Form 10-Q for the fiscal quarter ended June 30, 1997..     *

10(v) A1          --   Amended and Restated Consolidated Mortgage and Security Agreement
                       dated as of May 31, 2001 among Alexander's Kings Plaza L.L.C. as mortgagor, Alexander's of King L.L.C., as mortgagor and Kings
                       Parking L.L.C., as mortgagor, collectively borrower, to Morgan
                       Guaranty Trust Company of New York, as mortgagee...................

10(v) A2          --   Amended, Restated and Consolidated Promissory Note, dated as of May
                       31, 2001 by and between Alexander's Kings Plaza L.L.C., Alexander's of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender..............

10(v) A3          --   Cash Management Agreement dated as of May 31, 2001 by and between
                       Alexander's Kings Plaza L.L.C., Alexander's of Kings L.L.C. and
                       Kings Parking L.L.C., collectively borrower, and Morgan Guaranty
                       Trust Company of New York, lender..................................

10(v) B           --   Agreement of Lease dated as of April 30, 2001 between Seven Thirty
                       One Limited Partnership, landlord, and Bloomberg L.P., tenant......







-----------
* Incorporated by reference