Form 10-Q
period 2001-09-30
ALEXANDERS INC
filed 2001-11-01
CIK 3499

EXHIBIT INDEX ON PAGE 17

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 1-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517

(State or other jurisdiction of incorporation	(I.R.S. Employer

or organization)	Identification Number)

888 Seventh Avenue, New York, New York	10019

(Address of principal executive offices)	(Zip Code)

(212) 894-7000

(Registrant’s telephone number, including area code)

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

Yes     No

         As of October 26, 2001 there were 5,000,850 common shares outstanding.

ALEXANDER’S, INC.
AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXANDER’S, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

	September 30,	December 31,
	2001	2000

ASSETS:

Real estate, at cost:

Land	$81,656	$81,656

Buildings, leaseholds and leasehold

improvements	173,528	141,873

Capitalized expenses, development costs

and construction in progress	168,212	169,811

Total	423,396	393,340

Less accumulated depreciation and

amortization	(55,210)	(51,848)

Real estate, net	368,186	341,492

Asset held for sale	—	4,559

Cash and cash equivalents	93,103	2,272

Restricted cash	8,681	8,390

Accounts receivable, net of allowance for

doubtful accounts of $1,015 in 2001 and

$722 in 2000	297	1,723

Receivable arising from the straight-lining of

rents, net	17,504	15,084

Deferred lease and other property costs	24,500	24,453

Deferred debt expense	5,928	2,280

Other assets	5,160	3,052

TOTAL ASSETS	$523,359	$403,305

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Debt (including $119,000 and $115,000 due to Vornado Realty Trust)	$458,444	$367,788

Amounts due to Vornado Realty Trust and

its affiliate	2,035	1,267

Accounts payable and accrued liabilities	10,762	13,821

Other liabilities	3,284	2,734

TOTAL LIABILITIES	474,525	385,610

Minority Interest	1,220	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock: no par value; authorized, 3,000,000 shares; issued, none	5,174	5,174

Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,174

Additional capital	24,843	24,843

Retained earnings/(deficit)	18,557	(11,362)

	48,574	18,655

Less treasury shares, 172,600 shares

at cost	(960)	(960)

Total stockholders’ equity	47,614	17,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$523,359	$403,305

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

REVENUES:

Property rentals	$10,935	$10,676	$32,731	$31,843

Expense reimbursements	5,485	5,706	17,641	15,713

Total revenues	16,420	16,382	50,372	47,556

EXPENSES:

Operating (including management fee to Vornado of $341 and $329 for the three months ended in 2001 and 2000; $1,015 and $997 for the nine months ended in 2001 and 2000)	6,788	7,909	22,208	21,918

General and administrative (including management fee to Vornado of $540 and $1,620 each for the three and nine months ended in 2001 and 2000) and 1999)	1,144	6,921	2,872	9,676

Depreciation and amortization	1,610	1,404	4,792	4,121

Total expenses	9,542	16,234	29,872	35,715

OPERATING INCOME	6,878	148	20,500	11,841

Interest and debt expense (including interest on loans from Vornado)	(6,073)	(5,777)	(15,379)	(16,458)

Interest and other income, net	1,457	206	2,258	854

Income (loss) before gain on sale of Fordham Road property and extraordinary item	2,262	(5,423)	7,379	(3,763)

Gain on sale of Fordham Road property	—	—	19,026	—

Minority Interest	(20)	—	(20)	—

Income (loss) before extraordinary item	2,242	(5,423)	26,385	(3,763)

Extraordinary gain from early extinguishment of debt	—	—	3,534	—

NET INCOME (LOSS)	$2,242	$(5,423)	$29,919	$(3,763)

Basic and diluted income (loss) per share before extraordinary item	$.45	$(1.08)	$5.27	$(.75)

Basic and diluted income (loss) per share after extraordinary item	$.45	$(1.08)	$5.98	$(.75)

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For The Nine Months Ended
	September 30,

	2001	2000

Cash Flows From Operating Activities:

Net income (loss)	$29,919	$(3,763)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization (including debt issuance costs)	6,043	5,427

Straight-lining of rental income, net	(2,420)	(2,596)

Gain on sale of Fordham Road property	(19,026)	—

Minority interest	20	—

Stock appreciation rights compensation expense	—	6,864

Extraordinary gain from early extinguishment of debt	(3,534)	—

Change in assets and liabilities:

Accounts receivable	1,426	1,066

Amounts due to Vornado Realty Trust and its affiliate	768	(2,618)

Accounts payable and accrued expenses	(2,830)	467

Other liabilities	550	(479)

Other	(3,522)	(2,333)

Net cash provided by operating activities	7,394	2,035

Cash Flows From Investing Activities:

Additions to real estate	(30,056)	(63,288)

Proceeds from sale of Fordham Road property	23,701	—

Cash restricted for operating liabilities	(19,876)	(125)

Cash made available for operating liabilities	11,197	—

Cash made available for construction and development	8,388	11,350

Net cash used in investing activities	(6,646)	(52,063)

Cash Flows From Financing Activities:

Issuance of debt	232,685	32,754

Debt repayments	(138,723)	(222)

Proceeds from minority interest	1,200	—

Deferred debt expense	(5,079)	(616)

Payment of acquisition obligation	—	(6,936)

Net cash provided by financing activities	90,083	24,980

Net increase (decrease) in cash and cash equivalents	90,831	(25,048)

Cash and cash equivalents at beginning of period	2,272	26,053

Cash and cash equivalents at end of period	$93,103	$1,005

Supplemental disclosure of cash flow information:

Cash payments for interest (of which $14,748 and $10,840 have been capitalized)	$29,008	$24,827

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

         The Consolidated Balance Sheet as of September 30, 2001, the Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Alexander’s, Inc. and Subsidiaries’ (the “Company”) annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

2.      RELATIONSHIP WITH VORNADO REALTY TRUST (“Vornado”)

         Vornado owns 33.1% of the Company’s common stock at September 30, 2001. The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company incurred fees of $1,154,000 and $1,919,000 in the three month periods ended September 30, 2001 and 2000, and $5,220,000 and $5,291,000 in the nine month periods ended September 30, 2001 and 2000.

         At September 30, 2001, the Company is indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000 relating to the subordinated tranche of a $115,000,000 secured financing, and (ii) $24,000,000 under a secured line of credit ($26,000,000 remains available under this facility). On March 15, 2001, the interest rate on these loans was reset from 15.72% to 13.74% using the same spread to treasuries as previously used. The Company incurred interest on its loans from Vornado of $4,245,000 and $4,175,000 in the three months ended September 30, 2001 and 2000, and $13,210,000 and $11,424,000 in the nine months ended September 30, 2001 and 2000.

Minority Interest

         In connection with tax planning for the development of the Company’s Lexington Avenue property, 100 shares of $.01 par value preferred stock was sold by 59th Street Corporation (a wholly-owned subsidiary of the Company) to Vornado on August 1, 2001 for $1,200,000. The non-convertible preferred stock entitles the holder to cumulative 10% dividends payable semi-annually and is redeemable at any time at the option of 59th Street Corporation.

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

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      LEXINGTON AVENUE

         On May 1, 2001 the Company entered into a lease agreement with Bloomberg L.P., a global, multi-media based distributor of information services. Under this agreement, Bloomberg will lease approximately 700,000 square feet at the Company’s 59th Street and Lexington Avenue development property. The initial term of the lease is for 25 years, with a ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year, with similar percentage increases thereafter.

         The development plans currently consist of a proposed 1.4 million square foot multi-use building comprised of a commercial portion, which may include a combination of retail stores and offices; and a residential portion, consisting of condominium units. If the residential portion of the property is developed, the air rights representing the residential portion would be held by a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums. In connection therewith, a wholly-owned subsidiary of the Company, Alexander’s Tower LLC (a taxable REIT subsidiary) has filed a Form 10 Registration Statement with the Securities and Exchange Commission that allows the Company’s possible distribution, to its stockholders, of the equity interest in Alexander’s Tower LLC, which was formed to hold title to, and develop, the residential portion of the property. There can be no assurance that the residential portion will be built or that it will be distributed to stockholders. The funding required for the proposed building will be in excess of $650,000,000. The Company is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with Vornado Realty Trust.

         There can be no assurance that this project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

5.      KINGS PLAZA REGIONAL SHOPPING CENTER

         The Company has completed an interior renovation of the Kings Plaza Regional Shopping Center (the “Center”) at a cost of $31,655,000. These costs were reclassified to “Buildings, leaseholds and leasehold improvements” from “Capitalized expenses, development costs and construction in progress” during the first quarter of this year. The exterior of the Center is expected to be renovated next year.

         On June 1, 2001, the Company, through a newly formed subsidiary, completed a $223,000,000 refinancing of its subsidiary’s Kings Plaza Regional Shopping Center property and repaid the $115,210,000 debt collateralized by the property from the proceeds of the new loan. The new 10-year mortgage matures in June 2011 and bears interest at 7.46%. Monthly payments include principal based on a 27-year amortization schedule.

6.      COMMITMENTS AND CONTINGENCIES

         In June 1997, the Kings Plaza Regional Shopping Center (the “Center”), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II “Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,000,000 in previous years ($1,796,000 has been paid as of September 30, 2001) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates, the Company accrued an additional $675,000 in the second quarter of 2001. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company intends to pursue all available remedies against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of September 30, 2001 for potential recoveries of environmental remediation costs from other parties.

         Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company’s financial condition or results of operations.

         Letters of Credit

         Approximately $7,900,000 in standby letters of credit were issued at September 30, 2001.

7.      INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted income per share:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

(amounts in thousands except per share amounts)
Numerator:

Income (loss) before extraordinary item	$2,242	$(5,423)	$26,385	$(3,763)

Extraordinary item	—	—	3,534	—

Net income (loss)	$2,242	$(5,423)	$29,919	$(3,763)

Denominator:

Denominator for basic income per share – weighted average shares average shares	5,001	5,001	5,001	5,001

Effect of dilutive securities:

Employee stock options	—	—	—	—

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	5,001	5,001	5,001	5,001

INCOME PER COMMON SHARE – BASIC AND DILUTED:

Income (loss) before extraordinary item	$.45	$(1.08)	$5.27	$(.75)

Extraordinary item	—	—	.71	—

Net income (loss) per common share	$.45	$(1.08)	$5.98	$(.75)

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective immediately and SFAS 142 will be implemented in January 2002. The new standards are not expected to have a significant impact on our financial statements.

         In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supercedes current accounting literature and now provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a “component” of an entity. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143 and 144.

9.      SUBSEQUENT EVENT

         On October 5, 2001, the Company entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, the Company has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20 year lease period. In addition, as a result of this transaction, the Company also repaid $10,000,000 of the $20,000,000 outstanding term loan to a bank, which carries an interest rate of LIBOR plus 1.85% (5.34% at September 30, 2001).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, (a) changes in the general economic climate, (b) local conditions such as an oversupply of space or a reduction in demand for real estate in the area, (c) conditions of tenants, (d) competition from other available space, (e) increased operating costs and interest expense, (f) the timing of and costs associated with property improvements, (g) changes in taxation or zoning laws, (h) government regulations, (i) failure of Alexander’s to continue to qualify as a REIT, (j) availability of financing on acceptable terms, (k) potential liability under environmental or other laws or regulations, (l) general competitive factors, (m) dependence upon Vornado Realty Trust and (n) possible conflicts of interest with Vornado Realty Trust.

Results of Operations

         The Company had net income of $2,242,000 in the quarter ended September 30, 2001, compared to net loss of $5,423,000 in the quarter ended September 30, 2000, an increase of $7,665,000, and net income of $29,919,000 for the nine months ended September 30, 2001, compared to net loss of $3,763,000 for the nine months ended September 30, 2000, an increase of $33,682,000. Included in the current nine months is a gain on the sale of the Fordham Road property of $19,026,000 and an extraordinary gain from the early extinguishment of debt of $3,534,000.

         Tenant expense reimbursements were $5,485,000 in the quarter ended September 30, 2001, compared to $5,706,000 in the prior year’s quarter, a decrease of $221,000. This decrease is primarily due to decreased operating costs of the utility plant at the Company’s Kings Plaza Regional Shopping Center. Tenant expense reimbursements were $17,641,000 for the nine months ended September 30, 2001, compared to $15,713,000 for the nine months ended September 30, 2000, an increase of $1,928,000. This increase resulted from (i) reimbursements for incremental real estate taxes over the prior year, and (ii) a change made in prior year’s nine months in the method of allocating an anchor tenant’s share of parking lot expenses at the Rego Park I property (which covered a number of years and reduced the prior year’s nine month amount).

         Operating expenses were $6,788,000 in the quarter ended September 30, 2001, compared to $7,909,000 in the prior year’s quarter, a decrease of $1,121,000. This decrease is primarily due to decreased operating costs (primarily fuel) of the utility plant at the Company’s Kings Plaza Regional Shopping Center. Operating expenses were $22,208,000 for the nine months ended September 30, 2001, compared to $21,918,000 for the nine months ended September 30, 2000, an increase of $290,000. This increase resulted from higher real estate taxes as compared to the prior year’s nine month period and an additional accrual of $675,000 for environmental remediation at the Kings Plaza Regional Shopping Center.

         General and administrative expenses were $1,144,000 in the quarter ended September 30, 2001, compared to $6,921,000 in the prior year’s quarter, a decrease of $5,777,000, and $2,872,000 for the nine months ended September 30, 2001, compared to $9,676,000 for the nine months ended September 30, 2000, a decrease of $6,804,000. These decreases resulted primarily from compensation expense of $5,881,000 and $6,864,000, for the prior year’s quarter and nine months, relating to stock appreciation rights. No such expense occurred during 2001.

         Depreciation and amortization expenses were $1,610,000 in the quarter ended September 30, 2001, compared to $1,404,000 in the prior year’s quarter, an increase of $206,000, and $4,792,000 for the nine months ended September 30, 2001, compared to $4,121,000 for the months ended September 30, 2000, an increase of $671,000. These increases are the result of a refurbishment of the Company’s Kings Plaza Regional Shopping Center completed in the beginning of 2001.

         Interest and debt expense was $6,073,000 in the quarter ended September 30, 2001, compared to $5,777,000 in the prior year’s quarter, an increase of $296,000, and $15,379,000 for the nine months ended September 30, 2001, compared to $16,458,000 for the nine months ended September 30, 2000, a decrease of $1,079,000. These fluctuations occurred due to (i) additional borrowing of $108,000,000 in connection with refinancing the Company’s Kings Plaza Regional Shopping Center on June 1, 2001, and (ii) higher capitalized interest relating to the Company’s development properties.

         Interest and other income was $1,457,000 in the quarter ended September 30, 2001, compared to $206,000 in the prior year’s quarter, an increase of $1,251,000, and $2,258,000 for the nine months ended September 30, 2001, compared to $854,000 for the nine months ended September 30, 2000, an increase of $1,404,000. These increases are primarily the result of higher average invested balances, due to increased borrowings for the Company’s Kings Plaza Regional Shopping Center on June 1, 2001.

Liquidity and Capital Resources

         In the aggregate, the Company’s operating properties do not generate sufficient cash flow to pay all of its expenses. The Company’s two non-operating properties (Lexington Avenue and Rego Park II) are in various stages of development. As rents commence from portions of the development property(s) and from the Company’s vacant property, the Company expects that cash flow will become positive.

         The development plans currently consist of a proposed 1.4 million square foot multi-use building comprised of a commercial portion, which may include a combination of retail stores and offices; and a residential portion, consisting of condominium units. If the residential portion of the property is developed, the air rights representing the residential portion would be held by a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums. In connection therewith, a wholly-owned subsidiary of the Company, Alexander’s Tower LLC (a taxable REIT subsidiary) has filed a Form 10 Registration Statement with the Securities and Exchange Commission that allows the Company’s possible distribution, to its stockholders, of the equity interest in Alexander’s Tower LLC, which was formed to hold title to, and develop, the residential portion of the property. There can be no assurance that the residential portion will be built or that it will be distributed to stockholders. The funding required for the proposed building will be in excess of $650,000,000. The Company is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with Vornado Realty Trust.

         On May 1, 2001 the Company entered into a lease agreement with Bloomberg L.P., under this agreement, Bloomberg will lease approximately 700,000 square feet. The initial term of the lease is for 25 years, with a ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year with similar percentage increases thereafter. There can be no assurance that this project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

         On October 5, 2001, the Company entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, the Company has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20 year lease period. In addition, as a result of this transaction, the Company also repaid $10,000,000 of the $20,000,000 outstanding term loan to a bank, which carries an interest rate of LIBOR plus 1.85% (5.34% at September 30, 2001).

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

         During the first quarter ended March 31, 2001, the Company borrowed $4,000,000 under the secured line of credit from Vornado. At September 30, 2001, $26,000,000 remains available under this facility.

         On March 15, 2001 the interest rate on the $119,000,000 loans from Vornado were reset from 15.72% to 13.74% using the same spread to treasuries as previously used.

         On June 1, 2001, the Company, through a newly formed subsidiary, completed a $223,000,000 refinancing of its subsidiary’s Kings Plaza Regional Shopping Center property and repaid the $115,210,000 debt collateralized by the property from the proceeds of the new loan. The new 10-year mortgage matures in June 2011 and bears interest at 7.46%.

         The Company estimates that the fair market values of its assets are substantially in excess of their historical cost and that it has additional borrowing capacity. The Company continues to evaluate its needs for capital which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) asset sales. Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

         Cash Flows

         Nine Months Ended September 30, 2001

         Net cash provided by operating activities of $7,394,000 was comprised of (i) net income of $29,919,000, (ii) non-cash items of $3,643,000, offset by (iii) gain on sale of Fordham Road property of $19,026,000, (iv) extraordinary gain from early extinguishment of debt of $3,534,000, and (v) the net change in operating assets and liabilities of $3,608,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $6,043,000, offset by (ii) the effect of straight-lining of rental income of $2,420,000.

         Net cash used in investing activities of $6,646,000 was comprised of (i) proceeds from the sale of Fordham Road property of $23,701,000, and (ii) the release of restricted cash of $19,585,000, offset by (iii) capital expenditures of $30,056,000 and (iv) an increase in restricted cash of $19,876,000. The capital expenditures were primarily comprised of (i) capitalized interest and other carrying costs of $16,451,000, (ii) renovations to the Kings Plaza Regional Shopping Center of $2,625,000 and (iii) excavation, foundation and predevelopment costs at Lexington Avenue of $9,576,000.

         Net cash provided by financing activities of $90,083,000 resulted primarily from an increase in debt of $232,685,000 partially offset by debt payments of $138,723,000.

         Nine Months Ended September 30, 2000

         Net cash provided by operating activities of $2,035,000 was comprised of (i) non-cash items of $9,695,000, offset by, (ii) net loss of $3,763,000, and (iii) the net change in operating assets and liabilities of $3,897,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $5,427,000, (ii) compensation expense of $6,864,000, partially offset by (iii) the effect of straight-lining of rental income of $2,596,000.

         Net cash used in investing activities of $52,063,000 was primarily comprised of capital expenditures of $63,288,000, partially offset by the release of restricted cash of $11,350,000. The capital expenditures were primarily comprised of (i) excavation, foundation, predevelopment costs and air rights purchases at Lexington Avenue of $30,418,000, (ii) renovations to the Kings Plaza Regional Shopping Center of $19,758,000, and (iii) capitalized interest and other carrying costs of $12,413,000.

         Net cash provided by financing activities of $24,980,000 resulted primarily from an increase in debt of $32,754,000 partially offset by the payment of acquisition obligation of $6,936,000.

Funds from (used in) Operations for the Three and Nine Months Ended September 30, 2001 and 2000

         Funds from operations was $3,227,000 in the quarter ended September 30, 2001, compared to funds used in operations of $5,396,000 in the prior year’s quarter, an increase of $8,623,000. Funds from operations was $9,841,000 in the nine months ended September 30, 2001, compared to funds used in operations of $3,994,000 in the prior year’s nine months, an increase of $13,835,000. The following table reconciles net income to funds from (used in) operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$2,242,000	$(5,423,000)	$29,919,000	$(3,763,000)

Gain on Sale of Fordham Road property	—	—	(19,026,000)	—

Extraordinary gain from early extinguishment of debt	—	—	(3,534,000)	—

Depreciation and amortization of real property	1,610,000	1,404,000	4,792,000	4,121,000

Straight-lining of property rentals for rent escalations	(735,000)	(815,000)	(2,420,000)	(2,596,000)

Leasing fees paid in excess of expense recognized	—	(562,000)	—	(1,756,000)

	$3,117,000	$(5,396,000)	$9,731,000	$(3,994,000)

         Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs; however, funds from operations may not be comparable to similarly titled measures reported by other REITs since the Company’s method of calculating funds from operations is different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee expenses. Below are the cash flows provided by (used in) operating, investing and financing activities:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating activities	$5,522,000	$(3,295,000)	$7,394,000	$2,035,000

Investing activities	$(6,786,000)	$(18,446,000)	$(6,646,000)	$(52,063,000)

Financing activities	$701,000	$19,984,000	$90,083,000	$24,980,000

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective immediately and SFAS 142 will be implemented in January 2002. The new standards are not expected to have a significant impact on our financial statements.

         In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supercedes current accounting literature and now provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a “component” of an entity. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143 and 144.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 2001, the Company had $35,000,000 of variable rate of debt at a weighted average interest rate of 6.05% and $423,444,000 of fixed rate of debt bearing interest at a weighted average interest rate of 9.18%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $350,000 decrease in the Company’s annual net income $.07 per basic and diluted share.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company’s financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation of S-K are filed herewith and are listed in the attached Exhibit Index.

(b)	Reports on Form 8-K:

         During the quarter ended September 30, 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC

(Registrant)

Date: November 1, 2001	/s/ Patrick T. Hogan

Patrick T. Hogan,

Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.			Page

3(i)	—	Certificate of Incorporation, as amended. Incorporated herein by reference from Exhibit 3.0 to the Registrant’s Current Report on Form 8-K dated September 21, 1993	*

3(ii)	—	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10(i)(A)(1)	—	Agreement, dated as of December 4, 1985, among Seven Thirty One Limited Partnership (“731 Limited Partnership”), Alexander’s Department Stores of Lexington Avenue, Inc., the Company, Emanuel Gruss, Riane Gruss and Elizabeth Goldberg (collectively, the “Partners”). Incorporated herein by reference from Exhibit 10(i)(F)(1) to the Registrant’s Form 10-K for the fiscal year ended July 26, 1986	*

10(i)(A)(2)	—	Amended and Restated Agreement of Limited Partnership in the 731 Limited Partnership, dated as of August 21, 1986, among the Partners. Incorporated herein by reference from Exhibit 1 to the Registrant’s Current Report on Form 8-K, dated August 21, 1986	*

10(i)(A)(3)	—	Third Amendment to Amended and Restated Agreement of Limited Partnership dated December 30, 1994, among the Partners. Incorporated herein by reference from Exhibit 10(i)(A)(3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(i)(B)(1)	—	Promissory Note Modification Agreement, dated October 4, 1993, between Alexander’s Department Stores of New Jersey, Inc. and New York Life Insurance Company (“New York Life”). Incorporated herein by reference from Exhibit 10(i)(3)(a) to the Registrant’s Form 10-K for the Transition Period August 1, 1993 to December 31, 1993	*

10(i)(B)(2)	—	Mortgage Modification Agreement, dated October 4, 1993, by Alexander’s Department Stores of New Jersey, Inc. and New York Life. Incorporated herein by reference from Exhibit 10(i)(E)(3)(a) to the Registrant’s Form 10-K for the Transition Period August 1, 1993 to December 31, 1993	*

10(i)(C)	—	Credit Agreement, dated March 15, 1995, among the Company and Vornado Lending Corp. Incorporated herein by reference from Exhibit 10(i)(C) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(i)(C)(1)	—	Modification and Extension of Credit Agreement, dated as of March 13, 2000, between Vornado Lending L.L.C., as Lender, and Alexander’s Inc., as Borrower. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000	*

10(i)(C)(2)	—	First Modification and Extension of Credit Agreement dated as of March 15, 2000 between Alexander’s, Inc., as borrower, and Vornado Lending L.L.C. as lender. Incorporated herein by reference from Exhibit 10(i) (c) 2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

*	Incorporated by reference

Exhibit
No.			Page

10 (i)(C)(3)	—	First Note Modification and Extension Agreement dated as of March 15, 2000 between Alexander’s Inc. as borrower, and Vornado Lending L.L.C., as lender. Incorporated herein by reference from Exhibit 10(i) (c) 3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(i)(C)(4)	—	Third Modification and Extension of Credit Agreement dated as of March 15, 2000 between Alexander’s Inc. as borrower, and Vornado Lending L.L.C., as lender. Incorporated herein by reference from Exhibit 10(i) (c) 4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(i)(C)(5)	—	Third Note Modification and Extension Agreement dated as of March 15, 2000 between Alexander’s Inc. as borrower, and Vornado Lending L.L.C., as lender. Incorporated herein by reference from Exhibit 10(i) (c) 5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(i)(D)	—	Credit Agreement, dated March 15, 1995, among the Company and First Union Bank, National Association. Incorporated herein by reference from Exhibit 10(i)(D) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(i)(D)(1)	—	Modification and Extension of Credit Agreement, dated as of April 14, 2000, between First Union National Bank, as lender, and Alexander’s Inc., as borrower. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10(i)(D)(2)	—	Pledge and Security Agreement for Transferable Development Rights, dated as of April 14, 2000, between First Union National Bank, as secured party, 731 Limited Partnership, as assignor, and Alexander’s, Inc. as borrower, Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10 (i)(D)(3)	—	Modification and Extension of Credit Agreement dated as of April 27, 2001 between Alexander’s, Inc. as borrower, and First Union National Bank, as lender. Incorporated herein by reference from Exhibit 10(i) (D) 3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10 (i)(D)(4)	—	Note Modification and Extension Agreement of Credit Agreement dated as of April 27, 2001 between Alexander’s, Inc. as borrower, and First Union National Bank, as lender. Incorporated herein by reference from Exhibit 10(i) (D) 4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(i)(E)	—	Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and Alexander’s Rego Shopping Center Inc., as mortgagor. Incorporated herein by reference from Exhibit 10(i)(E) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000	*

10(i)(G)(1)	—	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant’s Form 10-K for the fiscal year ended July 25, 1992	*

*	Incorporated by reference

Exhibit
No.			Page

10(i)(G)(2)	—	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(i)(H)	—	Management and Development Agreement, dated as of February 6, 1995, between Vornado Realty Trust and the Company, on behalf of itself and each subsidiary listed therein. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 6, 1995	*

10(i)(I)	—	Commitment letter, dated as of February 6, 1995, between Vornado Realty Trust and the Company. Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 6, 1995	*

10(i)(J)(1)	—	First Amendment to Mortgage and Security Agreement, dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as mortgagee, and Alexander’s of Fordham Road, Inc., as mortgagor. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10(i)(J)(2)	—	Amended and Restated Promissory Note (Secured), dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as lender, and Alexander’s of Fordham Road, Inc., as borrower. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10(i)(J)(3)	—	Trigger Agreement, dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as lender, and Alexander’s, Inc., as guarantor. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10(i)(K)	—	Term Loan Agreement dated as of June 18, 1998 among Alexanders’ Kings Plaza Center, Inc., Kings Plaza Corp., and Alexander’s Department Stores of Brooklyn, Inc., as Borrower, Union Bank of Switzerland, as Lender. Incorporated herein by reference from Exhibit 10 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1998	*

10(ii)(A)(3)	—	Agreement of Lease for Rego Park, Queens, New York, between Alexander’s, Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994	*

10(ii)(A)(4)(a)	—	Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit (ii)(E)(7) to the Registrant’s Form 10-K for the fiscal year ended July 25, 1992	*

10(ii)(A)(4)(b)	—	First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(ii)(A)(5)	—	Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue Acquisition Associates. Incorporated by reference from Exhibit 10(ii)(F) to the Registrant’s Form 10-K for the fiscal year ended July 31, 1993	*

*	Incorporated by reference

Exhibit
No.			Page

10(ii)(A)(6)	—	Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of Richfield, MN., Inc., dated as of March 1, 1995. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(ii)(A)(7)	—	Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(iii)(B)	—	Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann. Incorporated herein by reference from Exhibit 10(iii)(B) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(iv)(A)	—	Registrant’s Omnibus Stock Plan, as amended, dated May 28, 1997. Incorporated herein by reference from Exhibit 10 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1997	*

10(v)(A)(1)	—	Amended and Restated Consolidated Mortgage and Security Agreement dated as of May 31, 2001 among Alexander’s Kings Plaza L.L.C. as mortgagor, Alexander’s of King L.L.C., as mortgagor and Kings Parking L.L.C., as mortgagor, collectively borrower, to Morgan Guaranty Trust Company of New York, as mortgagee. Incorporated herein by reference from Exhibit 10(v) A1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(v)(A)(2)	—	Amended, Restated and Consolidated Promissory Note, dated as of May 31, 2001 by and between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(v)(A)(3)	—	Cash Management Agreement dated as of May 31, 2001 by and between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(v)(B)	—	Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

*	Incorporated by reference