Form 10-K405
period 2001-12-31
ALEXANDERS INC
filed 2002-03-13
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 42

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the fiscal year ended: DECEMBER 31, 2001

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
YES  X        NO
    ---          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the New York Stock Exchange on February 22, 2002) was approximately $113,257,000.

5,000,850 shares of the Registrant's common stock, par value $1 per share, were outstanding as of February 22, 2002.

                       Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 29, 2002

                                TABLE OF CONTENTS

                          Item                                                                    Page
                          ----                                                                    ----

   PART I.                1.          Business                                                       3

                          2.          Properties                                                     6

                          3.          Legal Proceedings                                              9

                          4.          Submission of Matters to a Vote of Security Holders            9

                                      Executive Officers of the Company                             10

   PART II.               5.          Market for Registrant's Common
                                      Equity and Related Stockholder Matters                        11

                          6.          Selected Financial Data                                       12

                          7           Management's  Discussion  and  Analysis  of  Financial
                                      Condition and Results of Operations                           13

                          7A.         Quantitative and Qualitative  Disclosures about Market
                                      Risk                                                          18

                          8.          Financial Statements and Supplementary Data                   19

                          9.          Changes in and Disagreements with Accountants
                                      on Accounting and Financial Disclosure                        19


   PART III.              10.         Directors and Executive Officers of the Registrant           36(1)

                          11.         Executive Compensation                                       36(1)

                          12.         Security Ownership of Certain
                                      Beneficial Owners and Management                             36(1)


                          13.         Certain Relationships and Related Transactions               36(1)

   PART IV                14.         Exhibits, Financial Statement
                                      Schedules, and Reports on Form 8-K                            37

   SIGNATURES                                                                                       38



(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2001, which is incorporated by reference.

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This annual report on form 10-K contains certain forward-looking statements regarding our financial condition, results of operations and business. You can find many of these statements by looking for words such as "believes", "expects", "anticipates", "estimates", "intends", "plans" or similar expressions in this annual report on form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following: (a) national, regional and local economic conditions;
(b) the continuing impact of the September 11, 2001 terrorist attacks on our tenants and the national, regional and local economies, including, in particular, the New York City metropolitan areas; (c) local conditions such as an oversupply of space or a reduction in demand for real estate in the area; (d) the financial conditions of tenants; (e) competition from other available space;
(f) whether tenants consider a property attractive; (g) whether we are able to pass some or all of any increased operating costs we experience through to our tenants; (h) how well we manage our properties; (i) increased interest expense;
(j) decreases in market rental rates; (k) the timing and costs associated with property improvements and rentals; (l) changes in taxation or zoning laws; (m) government regulations; (n) our failure to continue to qualify as a real estate investment trust; (o) availability of financing on acceptable terms; (p) potential liability under environmental or other laws or regulations; (q) general competitive factors; (r) dependence upon Vornado Realty Trust; and (s) possible conflicts of interest with Vornado Realty Trust.

PART I
Item 1.  Business

GENERAL

         Alexander's, Inc. (the "Company") is a real estate investment trust ("REIT") engaged in leasing, managing, developing and redeveloping properties. Alexander's activities are conducted through its manager, Vornado Realty Trust ("Vornado").

         Alexander's has seven properties consisting of:

         Operating properties:

         (i) the recently renovated Kings Plaza Regional Shopping Center on Flatbush Avenue in Brooklyn, New York, which contains 1,100,000 square feet is comprised of a two-level mall containing 470,000 square feet (the "Mall"), a 289,000 square foot department store leased to Sears and another anchor department store owned and operated as a Macy's by Federated Department Stores, Inc. ("Federated");

         (ii) the Rego Park I property located on Queens Boulevard and 63rd Road in Rego Park, Queens, New York, which contains a 351,000 square foot building, which is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

         (iii) the Paramus property which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey which was leased to IKEA Properties, Inc. beginning October 5, 2001.

         (iv) the Flushing property located at Roosevelt Avenue and Main Street in Flushing, New York, which contains a 177,000 square foot building currently vacant; and

         (v) the Third Avenue property located at Third Avenue and 152nd Street in the Bronx, New York, which contains a 173,000 square foot building leased to an affiliate of Conway;

         Property under development:

         (vi) the Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York; and

         Non-operating property to be developed:

         (vii) the Rego Park II property, which comprises one and one-half square blocks of vacant land adjacent to the Rego Park I property.

         Discussion of Lexington Avenue property under development:

         The development plans at Lexington Avenue currently consist of a proposed 1.4 million square foot multi-use building comprised of a commercial portion, which may include a combination of retail stores and offices, and a residential portion, consisting of condominium units. There can be no assurance that the residential portion will be built. If the residential portion of the property is developed, the air rights representing the residential portion would be held by a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums. The funding required for the proposed building will be in excess of $650,000,000. The Company is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with Vornado Realty Trust. For a discussion of insurance and its possible effect on financing, see the discussion in Item 2 on page 9.

         On May 1, 2001 the Company entered into a lease agreement with Bloomberg L.P. to lease approximately 700,000 square feet in the building under development at Lexington Avenue. The initial term of the lease is for 25 years, with a ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year with a similar percentage increase each four years thereafter. There can be no assurance that the project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

         The Company sold its Fordham Road property, located in the Bronx, New York, on January 12, 2001. The vacant property contains 303,000 square feet and was sold for $25,500,000 resulting in a gain of $19,026,000. In addition, the Company paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from the early extinguishment of debt of $3,534,000.

         On October 5, 2001, the Company entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, the Company has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20-year lease period.

         Sears accounted for 21%, 21% and 22% of the Company's consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. No other tenant accounted for more than 10% of revenues.

         The Company has completed an interior renovation of the Kings Plaza Regional Shopping Center (the "Center") at a total cost of $33,000,000. The exterior of the Center is expected to be renovated in 2002 at a cost of approximately $4,000,000.

         In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. As rents commence from the Lexington Avenue property (currently under development) and from the Flushing property (currently vacant) the Company expects that cash flow will become positive.

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

         The Company is a Delaware corporation with its principal executive office located at 888 Seventh Avenue, New York, New York, 10019, telephone (212) 894-7000.

         Relationship with Vornado Realty Trust ("Vornado")

         Vornado owns 33.1% of the Company's Common Stock at December 31, 2001. The Company is managed by, and its properties are redeveloped and leased by, Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Vornado is a fully integrated REIT with significant experience in the ownership, development, leasing, operation and management of retail and office properties.

         The annual management fee payable by the Company to Vornado is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Mall, plus (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum. The leasing agreement provides for the Company to pay a fee to Vornado equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers. Under these agreements, the Company incurred fees of $9,361,000, $6,721,000 and $7,237,000 for the years ended December 31,
2001, 2000 and 1999. At December 31, 2001 the Company owes Vornado $2,249,000 for leasing fees.

         At December 31, 2001, the Company is indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000, the subordinated tranche of a $105,000,000 secured financing, and (ii) $24,000,000 under a $50,000,000 secured line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and line of credit is 13.74% and the maturity has been extended to April 15, 2003. The interest rate on the loan and line of credit will reset on March 15, 2002 and quarterly thereafter, using the same spread to treasuries as presently exists and a 3.00% floor for treasuries. These loans are secured by liens on the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent; except the liens do not cover the Kings Plaza

Regional Shopping Center, Paramus and Rego Park I and are subordinate to first mortgages and a $10,000,000 bank term loan which is included in the $105,000,000 secured financing discussed above.

         Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2001, Mr. Roth, Interstate and the other two general partners of Interestate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 27.5% of the outstanding common stock of the Company, and 15.5% of the outstanding common shares of beneficial interest of Vornado.

ENVIRONMENTAL MATTERS

       In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has approved a portion of the remediation approach. The Company accrued $2,000,000 in previous years ($1,830,000 has been paid as of December 31, 2001) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates, the Company accrued an additional $675,000 in the second quarter of 2001. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

       The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company is pursuing claims against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of December 31, 2001 for potential recoveries of environmental remediation costs from other parties.


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

EMPLOYEES

         The Company currently has one corporate employee and 62 property level employees.

Item 2.  Properties

The following table shows the location, approximate size and leasing status as of December 31, 2001 of each of the Company's properties, excluding the Fordham Road property that was sold on January 12, 2001


                                      Approximate      Approximate
                                         Land           Building
                                         Area          Leaseable     Average
                                       in Square         Square      Annualized              Significant                   Lease
                                         Feet            Feet/       Base Rent                Tenants           Square   Expiration/
                                       ("SF")or        Number of     Per Sq.     Percent    (30,000 square      Footage    Option
Property                   Ownership    Acreage          Floors       Foot       Leased      feet or more)      Leased   Expiration
--------                   ---------   ----------       ------     ------------  ------    ----------------     ------    ----------
OPERATING PROPERTIES

   Kings Plaza Regional    Owned       24.3 acres     759,000/4      $ 31.93       98%          Sears          289,000   2023/2033
    Shopping Center                                       (1)(2)                          117 Mall tenants     452,000    Various
    Flatbush Avenue
    Brooklyn, New York

   Rego Park I             Owned        4.8 acres     351,000/3        31.12      100           Sears          195,000   2021/2031
    Queens Blvd. &                                       (1)                                Circuit City       50,000       2021
    63rd Rd.                                                                              Bed Bath & Beyond    46,000    2013/2021
    Rego Park, New York                                                                       Marshalls        39,000    2008/2021

   Routes 4 & 17           Owned       30.3 acres        N/A           N/A        100    IKEA Property, Inc.      N/A        2041
   Paramus, New Jersey                                  Ground        Ground                                   Ground
                                                        Lease         Lease                                     Lease

   Roosevelt Avenue &      Leased (3)   44,975 SF     177,000/4          --        0             --                --
    Main Street                                          (1)
    Flushing, New York

   Third Avenue &          Owned        60,451 SF     173,000/4         7.86      100      An affiliate of     173,000      2023
    152nd Street                                                                               Conway
    Bronx, New York

PROPERTY UNDER
DEVELOPMENT
   Square block at East    Owned        84,420 SF         --
    59th Street &
    Lexington Avenue
    New York, New York

NON-OPERATING
PROPERTY TO
BE DEVELOPED
   Rego Park II            Owned        6.6 acres         --
    Queens, New York

                                                     1,460,000
                                                     =========

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

Operating Properties:

Kings Plaza Regional Shopping Center

     The Kings Plaza Regional Shopping Center (the "Center") contains approximately 1.1 million square feet and is comprised of a two-level mall (the "Mall") containing 470,000 square feet and two four-level anchor stores. One of the anchor stores is owned by the Company and leased to Sears, while the other anchor store is owned and operated as a Macy's store by Federated. The Center occupies a 24.3-acre site at the intersection of Flatbush Avenue and Avenue U located in Brooklyn, New York. Among the Center's features are a marina, a five-level parking structure and an energy plant that generates all of the Center's electrical power. The Company has completed an interior renovation at a total cost of $33,000,000. The exterior of the Center is expected to be renovated in 2002 at a cost of approximately $4,000,000.

     The following table shows lease expirations for the Mall tenants in the Center for the next ten years, assuming none of the tenants exercise renewal options:

                                                                                       Percent of     Percent of
                                                                                       Total Lease    2001 Gross
                                    Approximate       Annualized       Annualized        Square       Annual Base
                                   Leased Area in     Fixed Rent       Fixed Rent        Footage        Rental
                      Number of     Square Feet         Under        Under Expiring    Represented    Represented
                       Leases      Under Expiring      Expiring        Leases per      by Expiring    by Expiring
            Year      Expiring         Leases           Leases        Square Foot        Leases         Leases
           -----      ---------     -----------         -----        --------------    -----------    -----------


            2002          13           34,800         $ 1,637,547       $  47.06            7.70%          8.64%
            2003           8           22,398           1,215,754          54.28            4.96           6.41
            2004           3           13,137             570,231          43.41            2.91           3.01
            2005           9            2,415             554,774         229.72            0.53           2.93
            2006          15           82,833           2,914,633          35.19           18.34          15.37
            2007          12           49,405           2,420,582          48.99           10.94          12.77
            2008           4            5,341             310,312          58.10            1.18           1.64
            2009          17           79,056           4,053,447          51.27           17.50          21.38
            2010          12           26,469           1,767,845          66.79            5.86           9.32
            2011          14           40,350           2,190,759          54.29            8.93          11.56

The following table shows the occupancy rate and the average annual rent per square foot for the Mall stores as of:

                                                                          Average
                                                                     Annual Base Rent
                                               Occupancy Rate         Per Square Foot
                                               --------------         ---------------

         December 31, 2001                          96%                 $  45.97
         December 31, 2000                          91                     44.66
         December 31, 1999                          86                     43.12
         December 31, 1998                          90                     40.63
         December 31, 1997                          86                     38.17

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

Paramus

         The Company owns 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The Company's property is located directly across from the Garden State Plaza regional shopping mall, within two miles of three other regional shopping malls and within 10 miles of New York City. This land is leased to IKEA Property, Inc. as discussed below.

         On October 5, 2001, the Company entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, the Company has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20-year lease period.

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

         This property has been vacant since March 1999. The Company is currently in discussions with several tenants to re-lease portions of this space.

Third Avenue

         The Company owns the Third Avenue property, a four-floor building and a small surface parking lot located at the intersection of Third Avenue and 152nd Street in the Bronx, New York. The store is located in a densely populated neighborhood. This property is leased to an affiliate of Conway, a New York area discount retailer.

Property Under Development:

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

         The development plans at Lexington Avenue currently consist of a proposed 1.4 million square foot multi-use building comprised of a commercial portion, which may include a combination of retail stores and offices, and a residential portion, consisting of condominium units. There can be no assurance that the residential portion will be built. If the residential portion of the property is developed, the air rights representing the residential portion would be held by a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums. The funding required for the proposed building will be in excess of $650,000,000. The Company is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with Vornado Realty Trust. For a discussion of insurance and its possible effect on financing, see the discussion in Item 2 on page 9.

         On May 1, 2001 the Company entered into a lease agreement with Bloomberg L.P. to lease approximately 700,000 square feet. The initial term of the lease is for 25 years, with a ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year with a similar percentage increase each four years thereafter. There can be no assurance that the project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

Non-Operating Property to be Developed:

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

Insurance

         The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorists acts from coverage in all risk policies. The Company is unlikely to be able to obtain all risk insurance which includes coverage for terrorists acts when policies renew in 2002. Therefore, the risk of financial loss in the case of terrorist acts is the Company's, which loss could be material.

         The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties, including the construction of its Lexington Avenue development property.

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

Item 4.    Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

Executive Officers of the Company

         The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.

                                        Principal  Occupations,  Position and Office  (current and during the past
    Name                      Age       five years with the Company unless otherwise stated)
----------------      ---------------  ----------------------------------------------------------------------------
Stephen Mann                   64       Chairman of the Board of Directors since March 2, 1995;  Interim  Chairman of the Board of Directors from August,  1994 to March 1, 1995; Chairman of the Clifford  Companies since 1990;  and, prior thereto,  counsel to Mudge
                                        Rose Guthrie Alexander & Ferdon, attorneys.


Steven Roth                    60       Chief  Executive  Officer of the Company since March 2, 1995;  Chairman of the Board and Chief Executive Officer of Vornado since May 1989;  Chairman of Vornado's  Executive  Committee of the Board since April 1988;  and the
                                        Managing  General Partner of Interstate,  an owner of shopping centers and an investor in securities and partnerships.


Michael D. Fascitelli          45       President  of the Company  since  August 1, 2000;  Director of the Company and President and Trustee of Vornado  Realty Trust since December 2, 1996;
                                        President and Director of Vornado  Operating  Company since 1998;  Partner at  Goldman,  Sachs & Co.  in  charge  of its real  estate  practice  from
                                        December 1992 to December  1996;  and Vice  President at Goldman,  Sachs &
                                        Co., prior to December 1992.


Joseph Macnow                  56       Executive  Vice  President  - Finance  and  Administration  since March 1,
                                        2001;  Vice  President  and Chief  Financial  Officer of the Company  from
                                        August  1995 to  February  2001;  Executive  Vice  President - Finance and
                                        Administration  of Vornado since January 1998, and Chief Financial Officer of  Vornado  since  March  2001 and Vice  President  and  Chief  Financial
                                        Officer of Vornado from 1985 to January 1998.


Patrick T. Hogan               34       Vice  President  - Chief  Financial  Officer  since  March 1,  2001;  Vice
                                        President  of Vornado  since  March  2001; Vice-President - Chief Financial
                                        Officer of Vornado Operating Company since  March  2001;  Chief  Financial
                                        Officer and  Treasurer  for  Correctional  Properties  Trust,  a  Maryland
                                        UPREIT, from February 1998 to February 2001;  from June 1996  to  February
                                        1998,  worked  for the Wackenhut  Corporation  and  Subsidiaries  managing treasury and financial  reporting  functions  while  forming  Correctional
                                        Properties Trust.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Equity and Related Stockholder Matters

         The common stock, par value $1.00 per share, of the Company is traded on the New York Stock Exchange under the symbol "ALX". Set forth below are the high and low sales prices for the Company's common stock for each full quarterly period within the two most recent years:

                                            High                           Low
                                            ----                           ---

        1st  Quarter 2001                 $ 74.63                       $ 60.93
        2nd  Quarter 2001                   67.60                         58.38
        3rd  Quarter 2001                   65.40                         59.09
        4th  Quarter 2001                   61.60                         56.40

                                            High                           Low
                                            ----                           ---

        1st  Quarter 2000                 $ 82.00                      $   63.50
        2nd  Quarter 2000                   73.75                          63.50
        3rd  Quarter 2000                   82.13                          73.20
        4th  Quarter 2000                   82.00                          67.00

         As of December 31, 2001, there were approximately 1,700 holders of record of the Company's common stock. The Company pays dividends only if, as and when declared by its Board of Directors. No dividends were paid in 2001 and 2000. In order to qualify as a REIT, the Company generally is required to distribute as a dividend 90% of its taxable income. At December 31, 2001, the Company had net operating loss carryovers ("NOL's") of approximately $133,000,000. Under the Internal Revenue Code of 1986, as amended, the Company's NOL's generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to stockholders.

Item 6.    Selected Financial Data

           Summary of Selected Financial Data
           (Amounts in thousands, except per share data)

                                                  Year Ended December 31,
                               --------------------------------------------------------------------------
                                  2001            2000          1999             1998             1997
                                  ----            ----          ----             ----             ----

Operating data:
    Total revenues             $  69,343       $  63,965    $  64,390       $  51,663(3)     $  25,369
                               ---------       ---------    ---------       ---------        ---------

    Net income (loss)          $  27,386(1)    $   5,197        5,524(2)       (6,055)(4)    $   7,466(5)
                               =========       =========    =========       =========        =========

    Income (loss)
      per common share: (6)    $    5.48            1.04    $    1.10       $   (1.21)       $    1.49
                               =========       =========    =========       =========        =========

Balance sheet data:

    Total assets               $ 583,339       $ 403,305    $ 366,496       $ 317,043        $ 235,074
    Real estate, net             380,359         341,492      267,203         239,157          191,733
    Debt                         515,831         367,788      329,161         277,113          208,087
    Stockholders' equity          45,081          17,695       12,498           6,974           13,029




Notes:

(1) Net income includes the following, (i) gain on sale of the Fordham Road Property of $19,026 (ii) extraordinary gain from early extinguishment of debt of $3,534 offset by (iii) $3,058 resulting from the write-off of architectural and engineering costs associated with development plans at Paramus prior to IKEA, and (iv) $2,030 from the write-off of professional fees resulting from the termination of the spin-off of Alexander's Tower LLC.

(2) Net of $4,877 resulting from the write-off of the asset arising from the straight-lining of rents primarily due to Caldor's rejection of its Flushing lease in 1999.

(3) In June 1998, the Company increased its interest in the Kings Plaza Mall to 100% by acquiring Federated's 50% interest.

(4) Net loss includes the write-off of $15,096 resulting from the razing of the building formerly located at the Company's Lexington Avenue site.

(5) Includes a gain of $8,914 from the condemnation of a portion of the Paramus property net of the write-off of the carrying value of the building of $5,786.

(6) Income (loss) per share is the same for all years presented with and without dilution. For further discussion of income (loss) per share see notes to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company had net income of $27,386,000 for the year ended December 31, 2001, compared to net income of $5,197,000 in the prior year. Net income for 2001 includes (i) a gain the sale of the Fordham Road property of $19,026,000,
(ii) an extraordinary gain from the early extinguishment of debt of $3,534,000, partially offset by (iii) a charge of $3,058,000 resulting from the write-off of architectural and engineering costs associated with the development plans prior to the IKEA Property Inc. (IKEA) ground lease at Paramus, and (iv) a charge of $2,030,000 resulting from the write-off of professional fees resulting from the termination of the spin-off of Alexander's Tower LLC discussed below.

         A wholly-owned subsidiary of the Company, Alexander's Tower LLC (a taxable REIT subsidiary) was formed to hold title to, and develop, the residential portion of the property. During 2001, the Company filed a Form 10 Registration Statement with the Securities and Exchange Commission that would have allowed the Company's possible distribution, to its stockholders, of the equity interest in Alexander's Tower LLC. On December 21, 2001, the Company withdrew and terminated the registration.

         Details of the additional changes in the components of net income for the year ended December 31, 2001 as compared to 2000 are discussed below.

RESULTS OF OPERATIONS

         Years Ended December 31, 2001 and December 31, 2000

         The Company's revenues, which consist of property rentals and tenant expense reimbursements were $69,343,000 in 2001, compared to $63,965,000 in 2000, an increase of $5,378,000.

         Property rentals were $45,625,000 in 2001, compared to $43,173,000 in 2000, an increase of $2,452,000. This increase results primarily from (i) commencement, on October 5, 2001, of the ground lease with IKEA at the Paramus property, and (ii) an increase in occupancy at the Kings Plaza Regional Shopping Center.

         Tenant expense reimbursements were $23,718,000 in 2001, compared to $20,792,000 in 2000, an increase of $2,926,000. This increase resulted primarily from (i) higher reimbursements for incremental real estate taxes and repairs and maintenance, and (ii) a $531,000 adjustment, made in the first quarter of 2000, in the method of allocating an anchor tenant's share of parking lot expenses at the Rego Park I property (which covered a number of years).

         Operating expenses were $29,785,000 in 2001, compared to $29,040,000 in 2000, an increase of $745,000. This resulted primarily from an increase in real estate taxes and repairs and maintenance of $1,534,000, partially offset by the following relating to the Kings Plaza Regional Shopping Center, decreases in (i) operating expenses of $866,000 primarily from fuel costs at the utility plant and (ii) marketing expenses of $492,000, partially offset by an accrual of $675,000 for environmental remedation.

         Depreciation and amortization expense was $6,508,000 in 2001, compared to $5,543,000 in 2000. This increase of $965,000 is a result of the interior refurbishment of the Company's Kings Plaza Regional Shopping Center completed in the beginning of 2001.

         Interest and debt expense was $22,469,000 in 2001, compared to $21,424,000 in 2000, an increase of $1,045,000. This resulted primarily from (i) $108,000,000 in additional mortgage borrowings from refinancing the Kings Plaza Regional Shopping Center on June 1, 2001, (ii) a $68,000,000 mortgage loan on the Paramus property on October 5, 2001, offset by (iii) the repayment of a loan in the amount of $21,263,000 in connection with the sale on January 12, 2001 of the Fordham Road property. The increase in interest resulting from higher average borrowing was substantially offset by (i) a decrease in average interest rates to 9.20% from 10.07%, and (ii) an increase in capitalized interest relating to the Company's development properties.

         Interest and other income was $3,237,000 in 2001, compared to $1,124,000 in 2000. This increase of $2,113,000 results primarily from increased invested cash balances attributable to additional borrowings on the Company's Kings Plaza Regional Shopping Center on June 1, 2001, and Paramus property on October 5, 2001.

         Minority interest of $49,000 in 2001 relates to $1,200,000 of non-convertible preferred stock that was sold to Vornado Realty Trust by 59th Street Corporation (a wholly-owned subsidiary of the Company) on August 1, 2001. This issue was redeemed by 59th Street Corporation, and a $49,000 dividend was paid, on December 28, 2001.

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

         Interest and debt expense was $21,424,000 in 2000, compared to $17,647,000 in 1999, an increase of $3,777,000. This increase resulted from (i) an increase in average debt outstanding of $61,268,000, and (ii) an increase in average interest rates from 8.50% to 10.07%, substantially offset by (iii) an increase in capitalized interest resulting from the Company's development properties.


LIQUIDITY AND CAPITAL RESOURCES

         In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. As rents commence from the Lexington Avenue property (currently under development) and from the Flushing property (currently vacant) the Company expects that cash flow will become positive.

     The development plans at Lexington Avenue currently consist of a proposed
1.4 million square foot multi-use building comprised of a commercial portion, which may include a combination of retail stores and offices, and a residential portion, consisting of condominium units. There can be no assurance that the residential portion will be built. The funding required for the proposed building will be in excess of $650,000,000. The Company is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with Vornado Realty Trust. For a discussion of insurance and its possible effect on financing, see the discussion below and in Item 2 on page 9.

     On May 1, 2001 the Company entered into a lease agreement with Bloomberg L.P. to lease approximately 700,000 square feet in the building under development at Lexington Avenue. The initial term of the lease is for 25 years, with a ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year with a similar percentage increase each four years thereafter. There can be no assurance that the project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties, including the construction of its Lexington Avenue development property.

         On October 5, 2001, the Company entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, the Company has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20-year lease period. In addition, as a result of this transaction, the Company also repaid $10,000,000 of the $20,000,000 outstanding term loan to a bank, which carries an interest rate of LIBOR plus 1.85% (3.75% at December 31, 2001).

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

         At December 31, 2001, the Company is indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000, the subordinated tranche of a $105,000,000 secured financing, and (ii) $24,000,000 under a $50,000,000 secured line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and line of credit is 13.74% and the maturity has been extended to April 15, 2003. The interest rate on the loan and line of credit will reset on March 15, 2002 and quarterly thereafter, using the same spread to treasuries as presently exists and a 3.00% floor for treasuries. These loans are secured by liens on the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent; except the liens do not cover the Kings Plaza Regional Shopping Center, Paramus and Rego Park I and are subordinate to first mortgages and a $10,000,000 bank term loan which is included in the $105,000,000 secured financing discussed above.

         On June 1, 2001, the Company, through a newly formed subsidiary, completed a $223,000,000 refinancing of its subsidiary's Kings Plaza Regional Shopping Center property and repaid the then existing balance of $115,210,000 of debt collateralized by the property from the proceeds of the new loan. The new 10-year mortgage matures in June 2011 and bears interest at a fixed rate of 7.46%. Monthly payments include principal based on a 27-year amortization schedule.

         A summary of maturities of debt at December 31, 2001 is as follows:

                     Year ending December 31,
                     ------------------------
                               2002                    $     2,524,000
                               2003                        146,721,000
                               2004                          3,226,000
                               2005                          3,895,000
                               2006                          4,199,000

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

         CASH FLOWS

         Year Ended December 31, 2001

         Net cash provided by operating activities of $9,839,000 was comprised of (i) net income of $27,386,000, (ii) non-cash items of $4,824,000, (iii) write-off of architectural and engineering costs of $3,058,000 associated with the development plans prior to the IKEA Property, Inc. ground lease, (iv) write-off of professional fees of $2,030,000 resulting from the termination of the spin-off of Alexander's Tower LLC, offset by (v) gain on sale of

Fordham Road property of $19,026,000, (vi) extraordinary gain from early extinguishment of debt of $3,534,000, and (vii) the net change in operating assets and liabilities of $4,899,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $7,973,000, offset by (ii) the effect of straight-lining of rental income of $3,149,000.

         Net cash used in investing activities of $22,995,000 was comprised of
(i) proceeds from the sale of Fordham Road property of $23,701,000, (ii) the release of restricted cash of $21,670,000, offset by (iii) capital expenditures of $48,490,000 and (iv) an increase in restricted cash of $19,876,000. The capital expenditures were primarily comprised of (i) capitalized interest and other carrying costs of $21,378,000, (ii) renovations to the Kings Plaza Regional Shopping Center of $3,651,000 and (iii) excavation, foundation and predevelopment costs at Lexington Avenue of $21,599,000.

         Net cash provided by financing activities of $146,142,000 was comprised of (i) proceeds from the issuance of debt of $300,685,000 offset by, (ii) repayment of debt of $149,337,000, and (iii) debt issuance costs of $5,206,000.

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

         Funds from Operations for the Years Ended December 31, 2001 and 2000

         Funds from operations were $5,785,000 in the year ended December 31, 2001, an increase of $311,000 from the prior year. The following table reconciles funds from operations and net income:

                                                           2001                2000
                                                           ----                ----

Net income                                              $ 27,386,000     $  5,197,000
Depreciation and amortization of
      real property                                        6,508,000        5,543,000
Straight-lining of property rentals
      for rent escalations                                (3,149,000)      (3,509,000)
Write-off of the asset arising from the
      straight-lining of rents                                    --               --
Gain on sale of Fordham Road property                    (19,026,000)              --
Extraordinary gain from early extinguishment of debt      (3,534,000)              --
Leasing fees paid in excess
      of expense recognized                               (2,400,000)      (1,757,000)
                                                        ------------     ------------
                                                        $  5,785,000     $  5,474,000
                                                        ============     ============


         Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs; however, funds from operations may not be comparable to similarly titled measures reported by other REITs since the Company's method of calculating funds from operations is different from that used by NAREIT. Funds from operations, as defined by NAREIT, represents net income before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee expenses paid directly to Vornado Realty Trust. Below are the cash flows provided by (used in) operating, investing and financing activities:

                             2001              2000
                             ----              ----

Operating activities    $   9,839,000     $  10,741,000
                        =============     =============

Investing activities    $ (22,995,000)    $ (65,636,000)
                        =============     =============

Financing activities    $ 146,142,000     $  31,114,000
                        =============     =============

         Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective immediately and SFAS No. 142 will be implemented in January 2002. The implementation of these standards did not have an impact on the Company's financial statements.

         In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of entity. The Company does not believe that the adoption of SFAS No. 143 and 144 will affect the Company's financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         At December 31, 2001 and 2000, the Company had $25,000,000 and $170,788,000 of variable rate debt at weighted average interest rates of 4.95% and 8.36%. In addition, at December 31, 2001 and 2000, the Company had $490,831,000 and $197,000,000 of fixed rate debt bearing interest at weighted average interest rates of 8.73% and 12.19%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $250,000 decrease in the Company's annual net income for the year ended December 31, 2001 ($.05 per basic and diluted share).

Item 8.  Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                       Page
                                                                      Number
                                                                      ------
       Independent Auditors' Report                                     20

       Consolidated Balance Sheets at December 31, 2001 and 2000        21

       Consolidated Statements of Income for the
            Years Ended December 31, 2001, 2000 and 1999                23

       Consolidated Statements of Stockholders' Equity for the
            Years Ended December 31, 2001, 2000 and 1999                24

       Consolidated Statements of Cash Flows for the
            Years Ended December 31, 2001, 2000 and 1999                25

       Notes to Consolidated Financial Statements                       26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
  of Alexander's, Inc.
Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 11, 2002

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

--------------------------------------------------------------------------------

                                                                                 December 31,
                                                                            ------------------------
                                                                              2001           2000
                                                                            ---------      ---------
ASSETS:
Real estate, at cost:
   Land                                                                     $  91,969      $  81,656
   Buildings, leaseholds and leasehold improvements                           176,036        141,873
   Capitalized expenses, development costs and construction in progress       168,737        169,811
                                                                            ---------      ---------
      Total                                                                   436,742        393,340
   Less accumulated depreciation and amortization                             (56,383)       (51,848)
                                                                            ---------      ---------
Real estate, net                                                              380,359        341,492

Asset held for sale (Fordham Road property)                                        --          4,559

Cash and cash equivalents                                                     135,258          2,272
Restricted cash                                                                 6,596          8,390
Accounts receivable, net of allowance for doubtful accounts
   of $929 and $722 in 2001 and 2000                                            1,534          1,723
Receivable arising from the straight-lining of rents, net                      18,233         15,084
Deferred lease and other property costs                                        29,371         24,453
Deferred debt expense                                                           5,840          2,280
Other assets                                                                    6,148          3,052
                                                                            ---------      ---------


TOTAL ASSETS                                                                $ 583,339      $ 403,305
                                                                            =========      =========

                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   (amounts in thousands except share amounts)

--------------------------------------------------------------------------------

                                                                                                        December 31,
                                                                                                  ------------------------
                                                                                                    2001           2000
                                                                                                  ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Debt (including $119,000 and $115,000 due
    to Vornado Realty Trust (Vornado) in 2001 and 2000)                                           $ 515,831      $ 367,788
Amounts due to Vornado and its affiliate                                                              4,822          1,267
Accounts payable and accrued expenses                                                                13,940         13,821
Other liabilities                                                                                     3,665          2,734
                                                                                                  ---------      ---------
    TOTAL LIABILITIES                                                                               538,258        385,610
                                                                                                  ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock:  no par value; authorized, 3,000,000 shares;
    issued, none
Common stock:  $1.00 par value per share; authorized, 10,000,000 shares;
    issued, 5,173,450 shares                                                                          5,174          5,174
Additional capital                                                                                   24,843         24,843
Retained earnings/(deficit)                                                                          16,024        (11,362)
                                                                                                  ---------      ---------
                                                                                                     46,041         18,655
Less treasury shares, 172,600 shares at cost                                                           (960)          (960)
                                                                                                  ---------      ---------
Total stockholders' equity                                                                           45,081         17,695
                                                                                                  ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 583,339      $ 403,305
                                                                                                  =========      =========

                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                   (amounts in thousands except share amounts)

--------------------------------------------------------------------------------

                                                                                              Year Ended December 31,
                                                                                        ------------------------------------
                                                                                          2001          2000          1999
                                                                                        --------      --------      --------
REVENUES:
    Property rentals                                                                    $ 45,625      $ 43,173      $ 44,232
    Expense reimbursements                                                                23,718        20,792        20,158
                                                                                        --------      --------      --------
Total revenues                                                                            69,343        63,965        64,390
                                                                                        --------      --------      --------

EXPENSES:
    Operating (including management fee of $1,362, $1,337 and $1,342
       to Vornado)                                                                        29,785        29,040        33,081
    Write-off of architectural and engineering costs associated with
       development plans of Paramus prior to IKEA                                          3,058            --            --
    General and administrative (including management
       fee of $2,160 to Vornado in each year)                                              3,855         3,885         3,692
    Depreciation and amortization                                                          6,508         5,543         5,441
                                                                                        --------      --------      --------
Total expenses                                                                            43,206        38,468        42,214
                                                                                        --------      --------      --------

OPERATING INCOME                                                                          26,137        25,497        22,176

    Interest and debt expense
       (including interest on loans from Vornado)                                        (22,469)      (21,424)      (17,647)
    Interest and other income, net                                                         3,237         1,124           995
    Write-off professional fees resulting from the termination of the spin-off of
     Alexander's Tower LLC                                                                (2,030)           --            --
                                                                                        --------      --------      --------
     Income before gain on sale of
       Fordham Road property and extraordinary item                                        4,875         5,197         5,524
    Gain on sale of Fordham Road property                                                 19,026            --            --
    Minority Interest                                                                        (49)           --            --
                                                                                        --------      --------      --------

    Income before extraordinary item                                                      23,852         5,197         5,524
    Extraordinary gain from early extinguishment of debt                                   3,534            --            --
                                                                                        --------      --------      --------

NET INCOME                                                                              $ 27,386      $  5,197      $  5,524
                                                                                        ========      ========      ========

    Basic and diluted income per share
       before extraordinary item                                                        $   4.77      $   1.04      $   1.10
                                                                                        ========      ========      ========

    Basic and diluted income per share
       after extraordinary item                                                         $   5.48      $   1.04      $   1.10
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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)


--------------------------------------------------------------------------------

                                                      Retained
                               Common    Additional   Earnings/    Treasury  Stockholders'
                               Stock      Capital     (Deficit)     Stock      Equity
                               ------    ----------   ---------    --------  -------------
Balance, January 1, 1999       $5,174     $24,843     $(22,083)     $(960)     $ 6,974


Net income                         --          --        5,524         --        5,524
                               ------     -------     --------      -----      -------
Balance, December 31, 1999      5,174      24,843      (16,559)      (960)      12,498

Net income                         --          --        5,197         --        5,197
                               ------     -------     --------      -----      -------
Balance, December 31, 2000      5,174      24,843      (11,362)      (960)      17,695

Net income                         --          --       27,386         --           --
                               ------     -------     --------      -----      -------
Balance, December 31, 2001     $5,174     $24,843     $ 16,024      $(960)     $45,081
                               ======     =======     ========      =====      =======

                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

--------------------------------------------------------------------------------

                                                                                      Year Ended December 31,
                                                                               --------------------------------------
                                                                                 2001           2000          1999
                                                                               ---------      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $  27,386      $  5,197      $   5,524
Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization (including debt
        issuance costs)                                                            7,973         8,049          7,460
      Straight-lining of rental income, net                                       (3,149)       (3,509)        (3,416)
      Write-off of the asset arising from the straight-lining of rents                --            --          4,877
      Gain on Sale of Fordham Road property                                      (19,026)           --             --
      Extraordinary gain from early extinguishment of debt                        (3,534)           --             --
      Write-off of architectural and engineering costs associated with
        development plans prior to the IKEA Property Inc. ground lease             3,058            --             --
      Write-off of professional fees resulting from the termination of the
        spin-off of Alexander's Tower LLC                                          2,030            --             --
Change in assets and liabilities:
      Accounts receivable                                                            189         1,630            (50)
      Amounts due to Vornado and its affiliate                                     3,555        (2,554)        (2,019)
      Accounts payable and accrued expenses                                          348         3,017            691
      Deferred lease and other property costs                                     (6,887)       (1,526)           994
      Other liabilities                                                              932          (546)           638
      Other                                                                       (3,036)          983          2,495
                                                                               ---------      --------      ---------
Net cash provided by operating activities                                          9,839        10,741         17,194
                                                                               ---------      --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                                         (48,490)      (77,931)       (36,318)
Cash made available for construction financing                                     8,388        12,202          4,384
Cash restricted for construction financing                                            --            --        (17,985)
Cash made available for operating liabilities                                     13,282            93          2,318
Cash restricted for operating liability                                          (19,876)           --
Proceeds from sale of Fordham Road Property                                       23,701            --             --
                                                                               ---------      --------      ---------
Net cash used in investing activities                                            (22,995)      (65,636)       (47,601)
                                                                               ---------      --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                                                 300,685        38,849        137,676
Debt repayments                                                                 (149,337)         (222)       (85,628)
Deferred debt expense                                                             (5,206)         (577)        (3,522)
Payment of acquisition obligation                                                     --        (6,936)        (7,429)
                                                                               ---------      --------      ---------
Net cash provided by financing activities                                        146,142        31,114         41,097
                                                                               ---------      --------      ---------

Net increase (decrease) in cash and cash equivalents                             132,986       (23,781)        10,690
Cash and cash equivalents at the beginning of the year                             2,272        26,053         15,363
                                                                               ---------      --------      ---------
Cash and cash equivalents at the end of the year                               $ 135,258      $  2,272      $  26,053
                                                                               =========      ========      =========


SUPPLEMENTAL INFORMATION:
Cash payments for interest (of which $19,259, $16,731 and $9,352
   have been capitalized)                                                      $  38,793      $ 33,979      $  23,266
                                                                               =========      ========      =========

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

    In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. As rents commence from the Lexington Avenue property (currently under development) and from the Flushing property (currently vacant) the Company expects that cash flow will become positive.

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

    Deferred Charges - Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

    Revenue Recognition - Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases entered into after November 14, 1985, which provide for varying rents over the lease terms. Contingent rents are not recognized until realized.

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

    The Company has reported NOL carryovers for federal tax purposes of approximately $133,000,000 at December 31, 2001, expiring from 2007 to 2015. The Company also has investment tax and targeted jobs tax credits of approximately $2,800,000 expiring in 2008 through 2014.

    The net basis in the Company's assets and liabilities for tax purposes is approximately $71,000,000 lower than the amount reported for financial statement purposes.

    Amounts Per Share - Basic income per share excludes any dilutive effects of stock options. Stock options outstanding were not dilutive in any period.

    Stock Options - The Company accounts for stock-based compensation using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans.

    Stock Appreciation Rights - Stock Appreciation Rights (SARs) are granted at 100% of the market price of the Common Stock on the date of grant. SARs vest ratably, becoming fully vested 36 months after grant. Expense is recognized ratably in the statement of income if the stock price exceeds the exercise price at the balance sheet date. On subsequent balance sheet dates, if the stock price falls, the previously recognized expense is reversed, but not below zero.

     Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective immediately and SFAS No. 142 will be implemented in January 2002. The implementation of these standards did not have an impact on the Company's financial statements.

    In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of entity. The Company does not believe that the adoption of SFAS No. 143 and 144 will affect the Company's financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.  DEBT

    Debt comprises:

                                                          December 31,
                                                  -----------------------------
                                                     2001             2000
                                                  ------------     ------------
Term loan to Vornado (1)                          $119,000,000     $115,000,000

Term loan to bank (1)                               10,000,000       20,000,000

First mortgage loan, secured by
   the Company's Kings Plaza
   Regional Shopping Center (2)                    221,831,000      114,525,000

First mortgage loan, secured by the Company's
   Rego Park I Shopping Center (3)                  82,000,000       82,000,000

First mortgage loan secured by the Company's
   Paramus Property (4)                             68,000,000               --

Secured note (5)                                    15,000,000       15,000,000

First mortgage loan secured by the
   Company's Fordham Road property (6)                      --       21,263,000
                                                  ------------     ------------

                                                  $515,831,000     $367,788,000
                                                  ============     ============

For a discussion of insurance and its possible effect on financing, see the discussion below.

        (1) At December 31, 2001, the Company is indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000, the subordinated tranche of a $105,000,000 secured financing, and (ii) $24,000,000 under a $50,000,000 secured line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and line of credit is 13.74% and the maturity has been extended to April 15, 2003. The interest rate on the loan and line of credit will reset on March 15, 2002 and quarterly thereafter, using the same spread to treasuries as presently exists and a 3.00% floor for treasuries.

            The interest rate on the bank loan is LIBOR plus 1.85% (3.75% at December 31, 2001). The term loan to the bank which was scheduled to mature on March 15, 2002, has been extended to March 15, 2003. In addition, the interest rate will reset on March 15, 2002 using the same spread to LIBOR as presently exists.

            The loans are secured by liens on the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent; except the liens do not cover the Kings Plaza Regional Shopping Center, Paramus and Rego Park I and are subordinate to first mortgages. The Vornado lien is subordinate to the bank's $10,000,000 loan. The Vornado loan is prepayable quarterly without penalty. Under the terms of the loans, no dividends can be paid unless required to maintain REIT status.

        (2) On June 1, 2001, the Company, through a newly formed subsidiary, completed a $223,000,000 refinancing of its subsidiary's Kings Plaza Regional Shopping Center property and repaid the then existing balance of $115,210,000 of debt collateralized by the property from the proceeds of the new loan. The new 10-year mortgage matures in June 2011 and bears interest at a fixed rate of 7.46%. Monthly payments include principal based on a 27-year amortization schedule.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

        (3) The mortgage loan, which is an obligation of a wholly-owned subsidiary, matures in May, 2009 and is secured by a mortgage on the Rego Park I property and guaranteed by the Company. The loan bears interest at a fixed rate of 7.25%. Amortization of principal begins in July 2004 on a 30-year schedule.

        (4) The $68,000,000 interest only, non-recourse mortgage loan on the Paramus property is from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011.

        (5) The note is secured by a third mortgage on the Lexington Avenue property. The note bears annual interest at Prime plus 1% (5.75% at December 31, 2001) and is prepayable without penalty.

        (6) The Company's mortgage loan, which was an obligation of a wholly-owned subsidiary of the Company, has been satisfied in connection with the sale of the Fordham Road property on January 12, 2001.

    A summary of maturities of debt at December 31, 2001, is as follows:

                    Year Ending December 31,
                    ------------------------
                             2002              $  2,524,000
                             2003               146,721,000
                             2004                 3,226,000
                             2005                 3,895,000
                             2006                 4,199,000

     All of the Company's debt is secured by mortgages and/or pledges of the stock of subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $380,359,000 at December 31, 2001.

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties, including the construction of its Lexington Avenue development property.

4.   LEASES

As Lessor

    The Company leases properties to tenants. The rental terms for the properties leased range from 5 years to approximately 40 years. The leases provide for the payment of fixed base rentals payable monthly in advance and for the payment by the lessees of additional rents based on a percentage of the tenants' sales as well as reimbursements of real estate taxes, insurance and maintenance.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

    Future base rental revenue under these noncancellable operating leases (other than leases which have not commenced, including Bloomberg) is as follows:

                     Year Ending                          Total
                    December 31,                         Amounts
                    ------------                         -------
                        2002                          $ 38,446,000
                        2003                            38,611,000
                        2004                            38,908,000
                        2005                            38,667,000
                        2006                            36,668,000
                     Thereafter                        497,089,000

    Included in operating expenses for the year ended December 31, 1999 is $4,877,000 resulting from the write-off of the asset arising from the straight-line of rents primarily as a result of Caldor's rejection of its Flushing lease in 1999.

    Sears accounted for 21%, 21% and 22% of the Company's consolidated revenues for the years ended December 31, 2001, 2000, and 1999, respectively. No other tenant accounted for more than 10% of revenues.

As Lessee

    The Company is a tenant under long-term leases. Future minimum lease payments under the operating leases are as follows:

                    Year Ending                            Total
                    December 31,                          Amounts
                    ------------                          -------
                        2002                            $  416,000
                        2003                               416,000
                        2004                               416,000
                        2005                               416,000
                        2006                               416,000
                     Thereafter                          4,847,000

    Rent expense was $416,000 for each of the years ended December 31, 2001, 2000 and 1999.

5.  LEXINGTON AVENUE

    On May 1, 2001 the Company entered into a lease agreement with Bloomberg L.P. to lease approximately 700,000 square feet. The initial term of the lease is for 25 years, with a ten-year renewal option. Base annual net rent is $34,221,000 in each of the first four years and $38,226,000 in the fifth year with a similar percentage increase each four years thereafter. There can be no assurance that the project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

    The development plans at Lexington Avenue currently consist of a proposed
1.4 million square foot multi-use building comprised of a commercial portion, which may include a combination of retail stores and office, and a residential portion, consisting of condominium units. There can be no assurance that the residential portion will be built. If the residential portion of the property is developed, the air rights representing the residential portion would be held by a taxable REIT subsidiary, as a REIT is not permitted to sell condominiums without being subject to a 100% excise tax on the gain from the sale of such condominiums. In connection therewith, a wholly-owned subsidiary of the Company, Alexander's Tower LLC (a taxable REIT subsidiary) was formed to hold title to, and develop, the residential portion of the property. During 2001, the Company filed a Form 10 Registration Statement with the Securities and Exchange Commission that would have allowed the Company's possible distribution, to its stockholders, of the equity interest in Alexander's Tower LLC. On December 21, 2001, the Company withdrew and terminated the registration. Accordingly, the Company wrote-off professional fees associated therewith of $2,030,000 for the year.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

    The funding required for the proposed building will be in excess of $650,000,000. The Company is exploring various alternatives for financing the project, including equity, debt, joint ventures and asset sales, which may involve arrangements with Vornado Realty Trust. For a discussion of insurance and its possible effect on financing, see the discussion below.

6. PARAMUS PROPERTY

    On October 5, 2001, the Company entered into a ground lease for its Paramus, N.J. property with IKEA Property, Inc. The lease has a 40-year term with an option to purchase at the end of the 20th year for $75,000,000. Further, the Company has obtained a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October, 2011. The triple net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the 20th year, the triple net rent for the last 20 years must include debt service sufficient to fully amortize the $68,000,000 over the remaining 20-year lease period.

7. KINGS PLAZA REGIONAL SHOPPING CENTER

    The Company has completed an interior renovation of the Kings Plaza Regional Shopping Center (the "Center") at a cost of $33,000,000. These costs were reclassified to "Buildings, leaseholds and leasehold improvements" from "Capitalized expenses, development costs and construction in progress" during the first quarter of 2001. The exterior of the Center is expected to be renovated in 2002 at a cost of approximately $4,000,000.

8. SALE OF FORDHAM ROAD PROPERTY

    The Company sold its Fordham Road property, located in the Bronx, New York, on January 12, 2001. The vacant property contains 303,000 square feet and was sold for $25,500,000 resulting in a gain of $19,026,000. In addition, the Company paid off the mortgage on this property at a discount, which resulted in an extraordinary gain from the early extinguishment of debt of $3,534,000. Included in the expenses resulting from the sale, the Company paid a commission of $1,020,000, of which $520,000 was paid to Vornado.

9.  RELATED PARTY TRANSACTIONS

    Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2001, Mr. Roth, Interstate and the other two general partners of Interestate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 27.5% of the outstanding common stock of the Company, and 15.5% of the outstanding common shares of beneficial interest of Vornado.

    The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable.

    The annual management fee payable by the Company to Vornado is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Mall, plus (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum. The leasing agreement provides for the Company to pay a fee to Vornado equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum), equals the amount that would have been paid had it been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers. Under these agreements, the Company incurred fees of $9,361,000, $6,721,000 and $7,237,000 for the years ended December 31,
2001, 2000 and 1999. At December 31, 2001 the Company owes Vornado $2,249,000 for leasing fees.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

    The Company has $119,000,000 of outstanding loans with Vornado. The Company incurred interest on the loans of $17,455,000, $15,934,000 and $7,857,000 for the years ended December 31, 2001, 2000 and 1999.

    Minority Interest

    In connection with tax planning for the development of the Company's Lexington Avenue property, 100 shares of $.01 par value preferred stock was sold by 59th Street Corporation (a wholly-owned subsidiary of the Company) to Vornado on August 1, 2001 for $1,200,000. The non-convertible preferred stock entitles the holder to cumulative 10% dividends payable semi-annually and is redeemable at any time at the option of 59th Street Corporation. On December 28, 2001, 59th Street Corporation redeemed this issue and paid a $49,000 dividend.

 10.  COMMITMENTS AND CONTINGENCIES

    The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorists acts from coverage in all risk policies. The Company is unlikely to be able to obtain all risk insurance which includes coverage for terrorists acts when policies renew in 2002. Therefore, the risk of financial loss in the case of terrorist acts is the Company's, which loss could be material.

    The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company's ability to finance and/or refinance its properties, including the construction of its Lexington Avenue development property.

    In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation ("NYDEC") has approved a portion of the remediation approach. The Company accrued $2,000,000 in previous years ($1,830,000 has been paid as of December 31, 2001) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Based upon revised estimates, the Company accrued an additional $675,000 in the second quarter of 2001. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

    The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company is pursuing claims against any potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these potentially responsible third parties will be solvent. In addition, the costs associated with pursuing any potentially responsible parties may be cost prohibitive. The Company has not recorded an asset as of December 31, 2001 for potential recoveries of environmental remediation costs from other parties.

    Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.

    Letters of Credit

    Approximately $7,900,000 in standby letters of credit were issued at December 31, 2001.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

    If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro forma amounts below, for the years ended December 31, 2001, 2000 and 1999:

                                2001               2000              1999
                           --------------     --------------    --------------
Net income:
         As reported       $   27,386,000     $    5,197,000    $    5,524,000
         Pro forma         $   25,851,000     $    3,662,000    $   (1,414,000)

Net income per share
  applicable to common
  shareholders:
         As reported       $         5.48     $         1.04    $         1.10
         Pro forma         $         5.17     $          .73    $         (.28)

    The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the period ended December 31, 1999 (no options were granted in the year ended December 31, 2001 or 2000):

                                                          1999
                                                        -------
                Expected Volatility                         38%
                Expected Life                           5 years
                Risk-free interest rate                   6.45%
                Expected dividend yield                      0%

    A summary of the Plan's status, and changes during the years ended December 31, 2001, 2000 and 1999 are presented below:

                                    December 31, 2001        December 31, 2000      December 31, 1999
                                  ---------------------   ----------------------  ---------------------
                                              Weighted-                Weighted-              Weighted-
                                               Average                  Average                Average
                                              Exercise                 Exercise               Exercise
                                   Shares      Price       Shares       Price      Shares      Price
                                  -------     --------    --------     --------   --------    --------
Outstanding at January 1           105,000    $  70.38    955,000      $  71.66    350,000    $  73.88
Granted                                 --          --         --            --    605,000       70.38
Exercised                               --          --         --            --         --          --
Converted to Stock
   Appreciation Rights                  --          --   (850,000)        71.82         --          --
                                  --------               --------                 --------

Outstanding at December 31         105,000    $  70.38    105,000      $  70.38    955,000    $  71.66
                                  ========    ========   ========      ========   ========    ========

Weighted-average fair value of
   options granted (per option)   $     --               $     --                 $  40.81
                                  ========               ========                 ========

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information about options outstanding under the Plan at December 31, 2001:

           Options outstanding:
                Number outstanding at December 31, 2001                             105,000
                Weighted-average remaining contractual life                        7.2 Years
                Weighted-average exercise price                                   $  70.375
           Options exercisable:
                Number exercisable at December 31, 2001                              70,350
                Weighted-average exercise price                                   $  70.375

           Shares available for future grant at December 31, 2001 were 895,000.

     On June 5, 2000, the Board of Directors approved the conversion of 850,000 stock options of two officers/directors into equivalent stock appreciation rights (SARs). The SARs have the same vesting terms and strike prices as the options. Accounting for SARs is reflected in the statement of operations, whereas the accounting for stock options is not. Since the stock price at December 31, 2001 is less than the strike price, no expense is included in the statement of operations for the year ended December 31, 2001. SARs, unlike options, are not aggregated under the REIT rules.

12.  INCOME PER SHARE

     The following table sets forth the computation of basic and diluted income per share:

                                                                  December 31,
                                                  -------------------------------------------
                                                      2001            2000            1999
                                                  -----------     -----------     -----------
Numerator:
     Income before extraordinary item .......     $23,852,000     $ 5,197,000     $ 5,524,000
     Extraordinary item .....................       3,534,000              --              --
                                                  -----------     -----------     -----------

     Net income .............................     $27,386,000     $ 5,197,000     $ 5,524,000
                                                  ===========     ===========     ===========

Denominator
     Denominator for basic income per share -
        weighted average shares .............       5,000,850       5,000,850       5,000,850
     Effect of dilutive securities:
        Employee stock options ..............              --           4,927          22,072
                                                  -----------     -----------     -----------

    Denominator for diluted income per share-
        adjusted weighted average shares and
        assumed conversions .................       5,000,850       5,005,777       5,022,922
                                                  ===========     ===========     ===========

INCOME PER COMMON SHARE -
     BASIC AND DILUTED:
     Income before extraordinary item .......     $      4.77     $      1.04     $      1.10
     Extraordinary item .....................             .71              --              --
                                                  -----------     -----------     -----------
     Net income per common share ............     $      5.48     $      1.04     $      1.10
                                                  ===========     ===========     ===========

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
     (amounts in thousands except per share amounts)



                                                                       NET INCOME (LOSS) PER
                                                                          COMMON SHARE (1)
                                                                   ------------------------------
                               REVENUE       NET INCOME (LOSS)        BASIC            DILUTED
                               -------       -----------------        -----            -------
2001
March 31..............        $  16,890      $    25,607  (2)      $     5.12        $      5.12
June 30...............           17,062            2,070                  .41                .41
September 30..........           16,420            2,242                  .45                .45
December 31...........           18,971           (2,533) (3)            (.51)              (.51)

2000
March 31..............        $  15,086      $     1,427           $      .29        $       .28
June 30...............           16,088              233  (4)             .05                .05
September 30..........           16,382           (5,423) (4)           (1.08)             (1.08)
December 31...........           16,409            8,960  (4)            1.79               1.79



(1) The total for the year may differ from the sum of the quarters as a result of weighting.

(2) Includes a gain on the sale of the Fordham Road property of $19,026 and an extraordinary gain from the early extinguishment of debt of $3,534.

(3) Includes of a charge of (i) $3,058 resulting from the write off of architectural and engineering costs associated with the development plans at Paramus prior to the IKEA ground lease, and (ii) a charge of $2,030 from the write-off of professional fees resulting from the termination of the spin-off of Alexander's Tower LLC.

(4) Net of Stock Appreciation Rights (SARs) expense of $983 and $5,881 in the second and third quarter of 2000, respectively. The fourth quarter of 2000 includes $6,864 representing the reversal of the SARs expense previously recognized during 2000.

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant


     Information resulting from directors and executive officers of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2001, and such information is incorporated herein by reference. Information resulting from Executive Officers of the Registrant appears on page 10 of this Annual Report on Form 10-K.

Item 11.    Executive Compensation

     Information resulting from executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     Information resulting from security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.


Item 13.    Certain Relationships and Related Transactions


     Information resulting from certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

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

                                                                                         Pages in this
                                                                                         Annual Report
                                                                                         on Form 10-K
                                                                                         ------------
         Schedule II - Valuation and Qualifying Accounts - years ended
            December 31, 2001, 2000 and 1999                                                  39
         Schedule III - Real Estate and Accumulated Depreciation as of
            December 31, 2001                                                                 40

                   All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

                   3.    Exhibits

                         See Exhibit Index on page 42

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

                                        ALEXANDER'S, INC.


                                        By:        /s/ Patrick T. Hogan
                                              ----------------------------------
                                                       Patrick T. Hogan
                                              Vice President and Chief Financial
                                                           Officer

                                        Date: March 11, 2002
                                              ----------------------------------




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                      Title                       Date
    ---------                                      -----                       ----
/s/ Steven Roth                     Chief Executive Officer and Director  March 11, 2002
-------------------------
    Steven Roth                         (Principal Executive Officer)


/s/ Michael D. Fascitelli           President and Director                March 11, 2002
-------------------------
    Michael D. Fascitelli


/s/ Thomas R. DiBenedetto           Director                              March 11, 2002
-------------------------
    Thomas R. DiBenedetto


/s/ David Mandelbaum                Director                              March 11, 2002
-------------------------
    David Mandelbaum


/s/  Stephen Mann                   Director                              March 11, 2002
-------------------------
    Stephen Mann


/s/ Arthur I. Sonnenblick           Director                              March 11, 2002
-------------------------
    Arthur I. Sonnenblick


/s/ Neil Underberg                  Director                              March 11, 2002
-------------------------
    Neil Underberg


/s/ Richard West                    Director                              March 11, 2002
-------------------------
    Richard West


/s/ Russell B. Wight, Jr.           Director                              March 11, 2002
-------------------------
    Russell B. Wight, Jr.

                        ALEXANDER'S INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

               Column A                       Column B          Column C                  Column D                 Column E
--------------------------------------      ------------     ---------------  ---------------------------------    --------
(amounts in thousands)                         Balance          Additions                Deductions                 Balance
                                            at Beginning     Charged Against  ---------------------------------     at End
Description                                    of Year          Operations          Description          Amount     of Year
-----------                                    -------          ----------          -----------          ------     -------
Year Ended December 31, 2001:
    Deducted from accounts receivable,                                        Uncollectible accounts
      allowance for doubtful accounts          $  722            $  365           written-off            $  158    $    929
                                               ======            ======                                  ======    ========

Year Ended December 31, 2000:
    Deducted from accounts receivable                                         Uncollectible accounts
      allowance for doubtful accounts          $  314            $  413           written-off            $    5    $    722
                                               ======            ======                                  ======    ========

Year Ended December 31, 1999:
    Deducted from accounts receivable,                                        Uncollectible accounts
      allowance for doubtful accounts          $  841            $  (68)          written-off            $  459    $    314
                                               ======            ======                                  ======    ========

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (amounts in thousands)


      Column A              Column B                 Column C                 Column D
-----------------------------------------------------------------------------------------
                                             Initial Cost to Company(2)
                                            ----------------------------

                                                             Building,          Cost
                                                             Leaseholds     Capitalized
                                                           and Leasehold   Subsequent to
    Description           Encumbrances         Land         Improvements   Acquisition(3)
    -----------           ------------         ----         ------------   --------------
Commercial Property:
New York City,
  New York:
Third Avenue             $        --        $     1,201     $     4,437     $        --
Rego Park I                   82,000              1,647           8,953          57,641
Rego Park II                      --              3,906           1,467             451
Flushing                          --                 --           1,660           1,553
Lexington Ave.                15,000             14,432          12,355         186,044
Kings Plaza
Regional Shopping
Center                       221,831                497           9,542         113,432
                         -----------        -----------     -----------     -----------

Total New York               318,831             21,683          38,414         359,121


New Jersey - Paramus          68,000              1,441              --          10,313

Other Properties                  --                599           1,804           3,367
                                            -----------     -----------     -----------

Other secured debt           129,000(1)
                         -----------

TOTAL                    $   515,831        $    23,723     $    40,218     $   372,801
                         ===========        ===========     ===========     ===========

      Column A                                    Column E                                 Column F        Column G
---------------------------------------------------------------------------------------------------------------------
                              Gross Amount at which Carried at Close of Period
                         -----------------------------------------------------------
                                                         Capitalized
                                          Buildings,       Expenses                      Accumulated
                                          Leasehold        and Pre-                      Depreciation
                                        and Leaseholds   development                         and            Date of
    Description              Land        Improvements       Costs          Total(3)      Amortization    Construction
    -----------              ----        ------------       -----          --------      ------------    ------------
Commercial Property:
New York City,
  New York:
Third Avenue             $     1,201     $     4,437     $        --     $     5,638     $     3,239        1928
Rego Park I                    1,647          66,594              --          68,241          17,428        1959
Rego Park II                   3,906           1,566             352           5,824           1,468        1965
Flushing                          --           3,213              --           3,213           1,681        1975(4)
Lexington Ave.                48,379              --         164,452         212,831              --          --
Kings Plaza
Regional Shopping
Center                        24,483          98,422             566         123,471          30,761        1970
                         -----------     -----------     -----------     -----------     -----------

Total New York                79,616         174,232         165,370         419,218          54,577


New Jersey - Paramus          11,754              --              --          11,754              --          --

Other Properties                 599           1,804           3,367           5,770           1,806        Various
                         -----------     -----------     -----------     -----------     -----------

Other secured debt


TOTAL                    $    91,969     $   176,036     $   168,737     $   436,742     $    56,383
                         ===========     ===========     ===========     ===========     ===========

      Column A             Column H         Column I
-------------------------------------------------------


                                         Life on Which
                                        Depreciation in
                                         Latest Income
                             Date         Statement is
    Description          Acquired(2)        Computed
    -----------          -----------        --------
Commercial Property:
New York City,
  New York:
Third Avenue                 1992            40 years
Rego Park I                  1992         15-39 years
Rego Park II                 1992         38-39 years
Flushing                     1992            26 years
Lexington Ave.               1992            --
Kings Plaza
Regional Shopping
Center                       1992          7-50 years


Total New York


New Jersey - Paramus         1992            --

Other Properties             1992          7-25 years


Other secured debt


TOTAL



     (1) The loans, which were scheduled to mature in March 2001, have been extended to April 2003. The loans are secured by liens on the Company's assets and/or pledges of the stock of subsidiaries owning the assets and/or guarantees of such subsidiaries and the parent; except for the Kings Plaza Regional Shopping Center, Paramus and Rego Park I. These liens are subordinate to first mortgages.

     (2) Initial cost is as of May 15, 1992 (the date on which the Company commenced real estate operations) unless acquired subsequent to that date. See Column H.

     (3) The net basis in the Company's assets and liabilities for tax purposes is approximately $71,000 lower than the amount reported for financial statement purposes.

     (4)  Date represents lease acquisition date.

     (5) The Fordham Road property was sold on January 12, 2001 and the related encumbrance was satisfied. At December 31, 2000 such property was classified as "asset held for sale."

                       ALEXANDER'S, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)



                                                            December 31,
                                               --------------------------------------
                                                 2001           2000          1999
                                               ---------      ---------     ---------
REAL ESTATE:

Balance at beginning of period                 $ 404,935      $ 327,004     $ 290,686
Additions during the period:
    Buildings, leaseholds and
    leasehold improvements                         3,118          1,541         6,846
Capitalized expenses and development costs        45,372         76,390        29,472
                                               ---------      ---------     ---------
                                                 453,425        404,935       327,004
Less: asset sold and written-off                  16,683             --            --
                                               ---------      ---------     ---------

Balance at end of period                       $ 436,742      $ 404,935     $ 327,004
                                               =========      =========     =========

ACCUMULATED DEPRECIATION:

Balance at beginning of period                 $  58,884      $  55,199     $  51,529

    Additions charged to operating
     expenses                                      4,535          3,685         3,670
                                               ---------      ---------     ---------
                                                  63,419         58,884        55,199
Less: asset sold                                  (7,036)            --            --
                                               ---------      ---------     ---------

Balance at end of period                       $  56,383      $  58,884     $  55,199
                                               =========      =========     =========

                               Index to Exhibits

     The following is a list of all exhibits filed as part of the Report:

    EXHIBIT
      NO.                                                                                                           PAGE
      ---                                                                                                           ----
3(i)                 -- Certificate of Incorporation, as amended.  Incorporated herein by reference from Exhibit
                          3.0 to the Registrant's Current Report on Form 8-K dated September 21, 1993 ............   *

3(ii)                -- By-laws, as amended.  Incorporated herein by reference from Exhibit 10.1 to the
                          Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.    *

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

10(i)(A)(2)          -- Amended and Restated Agreement of Limited Partnership in the 731 Limited Partnership,
                          dated as of August 21, 1986, among the Partners.  Incorporated herein by reference from
                          Exhibit 1 to the Registrant's Current Report on Form 8-K, dated August 21, 1986 ........   *

10(i)(A)(3)          -- Third Amendment to Amended and Restated Agreement of Limited Partnership dated December
                          30, 1994, among the Partners.  Incorporated herein by reference from Exhibit
                          10(i)(A)(3) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 ..   *

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

10(i)(B)(2)          -- Mortgage Modification Agreement, dated October 4, 1993, by Alexander's Department Stores of New Jersey, Inc. and New York Life.  Incorporated herein by reference from Exhibit
                          10(i)(E)(3)(a) to the Registrant's Form 10-K for the Transition Period August 1, 1993
                          to December 31, 1993 ...................................................................   *

10(i)(C)             -- Credit Agreement, dated March 15, 1995, among the Company and Vornado Lending Corp.
                          Incorporated herein by reference from Exhibit 10(i)(C) to the Registrant's Form 10-K
                          for the fiscal year ended December 31, 1994 ............................................   *

10(i)(C)(1)          -- Modification and Extension of Credit Agreement, dated as of March 13, 2000, between
                          Vornado Lending L.L.C., as Lender, and Alexander's Inc., as Borrower.  Incorporated
                          herein by reference from Exhibit 10(i)(C)(1) to the Registrant's Quarterly Report on
                          Form 10-Q for the fiscal quarter ended June 30, 2000 ...................................   *

10(i)(C)(2)          -- First Modification and Extension of Credit Agreement dated as of March 15, 2000 between
                          Alexander's, Inc., as borrower, and Vornado Lending L.L.C. as lender. Incorporated herein by reference from Exhibit 10(i) (c) 2 to the Registrant's Quarterly Report on
                          Form 10-Q for the fiscal quarter ended June 30, 2001 ...................................   *

10 (i)(C)(3)         -- First Note Modification and Extension Agreement dated as of March 15, 2000 between
                          Alexander's Inc. as borrower, and Vornado Lending L.L.C., as lender.  Incorporated herein by reference from Exhibit 10(i) (c) 3 to the Registrant's Quarterly Report on
                          Form 10-Q for the fiscal quarter ended June 30, 2001 ...................................   *

----------

* Incorporated by reference

    EXHIBIT
      NO.                                                                                                           PAGE
      ---                                                                                                           ----
10(i)(C)(4)          -- Third Modification and Extension of Credit Agreement dated as of March 15, 2000 between
                          Alexander's Inc. as borrower, and Vornado Lending L.L.C., as lender.  Incorporated herein by reference from Exhibit 10(i) (c) 4 to the Registrant's Quarterly Report on
                          Form 10-Q for the fiscal quarter ended June 30, 2001 ...................................   *

10(i)(C)(5)          -- Third Note Modification and Extension Agreement dated as of March 15, 2000 between
                          Alexander's Inc. as borrower, and Vornado Lending L.L.C., as lender.  Incorporated herein by reference from Exhibit 10(i) (c) 5 to the Registrant's Quarterly Report on
                          Form 10-Q for the fiscal quarter ended June 30, 2001 ...................................   *

10(i)(D)             -- Credit Agreement, dated March 15, 1995, among the Company and First Union Bank, National
                          Association.  Incorporated herein by reference from Exhibit 10(i)(D) to the
                          Registrant's Form 10-K for the fiscal year ended December 31, 1994 .....................   *

10(i)(D)(1)          --  Modification and Extension of Credit Agreement, dated as of April 14, 2000, between
                          First Union National Bank, as lender, and Alexander's Inc., as borrower.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                          for the fiscal quarter ended March 31, 2000 ............................................   *

10(i)(D)(2)          -- Pledge and Security Agreement for Transferable Development Rights, dated as of April 14,
                          2000, between First Union National Bank, as secured party, 731 Limited Partnership, as assignor, and Alexander's, Inc. as borrower, Incorporated herein by reference from
                          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter
                          ended March 31, 2000 ...................................................................   *

10 (i)(D)(3)         -- Modification and Extension of Credit Agreement dated as of April 27, 2001 between
                          Alexander's, Inc. as borrower, and First Union National Bank, as lender. Incorporated herein by reference from Exhibit 10(i) (D) 3  to  the  Registrant's  Quarterly  Report
                          on  Form 10-Q for the fiscal quarter ended June 30, 2001 ...............................   *

10 (i)(D)(4)         -- Note Modification and Extension Agreement of Credit Agreement dated as of April 27, 2001 between Alexander's, Inc. as borrower, and First Union National Bank, as lender.
                          Incorporated herein by reference from Exhibit 10(i) (D) 4 to the Registrant's Quarterly
                          Report on Form 10-Q for the fiscal quarter ended June 30, 2001 .........................   *

10(i)(E)             -- Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and Alexander's Rego Shopping Center
                          Inc., as mortgagor.  Incorporated herein by reference from Exhibit 10(i)(E) to the
                          Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 ..   *

10(i)(G)(1)          -- Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the
                          Company.  Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant's
                          Form 10-K for the fiscal year ended July 25, 1992 ......................................   *

10(i)(G)(2)          -- Extension Agreement to the Real Estate Retention Agreement, dated as of February 6,
                          1995, between the Company and Vornado Realty Trust.  Incorporated herein by reference from Exhibit 10(i)(G)(2) to the Registrant's Form 10-K for the fiscal year ended
                          December 31, 1994 ......................................................................   *

----------

* Incorporated by reference

    EXHIBIT
      NO.                                                                                                           PAGE
      ---                                                                                                           ----
10(i)(H)             -- Management and Development Agreement, dated as of February 6, 1995, between Vornado
                          Realty Trust and the Company, on behalf of itself and each subsidiary listed therein.
                          Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report
                          on Form 8-K dated February 6, 1995 .....................................................   *

10(i)(I)             -- Commitment letter, dated as of February 6, 1995, between Vornado Realty Trust and the
                          Company.  Incorporated herein by reference from Exhibit 10.3 to the Registrant's
                          Current Report on Form 8-K dated February 6, 1995 ......................................   *

10(i)(J)(1)          -- First Amendment to Mortgage and Security Agreement, dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as mortgagee, and Alexander's of Fordham Road, Inc., as mortgagor.  Incorporated herein by reference from Exhibit
                          10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
                          March 31, 2000 .........................................................................   *

10(i)(J)(2)          -- Amended and Restated Promissory Note (Secured), dated as of February 24, 2000, between
                          Banc of America Commercial Finance Corporation, as lender, and Alexander's of Fordham
                          Road, Inc., as borrower.  Incorporated herein by reference from Exhibit 10.1 to the
                          Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 .   *

10(i)(J)(3)          -- Trigger Agreement, dated as of February 24, 2000, between Banc of America Commercial
                          Finance Corporation, as lender, and Alexander's, Inc., as guarantor.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                          for the fiscal quarter ended March 31, 2000 ............................................   *

10(i)(K)             -- Term Loan Agreement dated as of June 18, 1998 among Alexanders' Kings Plaza Center,
                          Inc., Kings Plaza Corp., and Alexander's Department Stores of Brooklyn, Inc., as
                          Borrower, Union Bank of Switzerland, as Lender.  Incorporated herein by reference from
                          Exhibit 10 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998 ....   *

10(ii)(A)(3)         -- Agreement of Lease for Rego Park, Queens, New York, between Alexander's, Inc. and Sears
                          Roebuck & Co.  Incorporated herein by reference from Exhibit 10.1 to the Registrant's
                          Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 ..............   *

10(ii)(A)(4)(a)      -- Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from
                          Exhibit (ii)(E)(7) to the Registrant's Form 10-K for the fiscal year ended July 25, 1992   *

10(ii)(A)(4)(b)      -- First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of
                          February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant.
                          Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant's Form
                          10-K for the fiscal year ended December 31, 1994 .......................................   *

10(ii)(A)(5)         -- Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue
                          Acquisition Associates.  Incorporated by reference from Exhibit 10(ii)(F) to the
                          Registrant's Form 10-K for the fiscal year ended July 31, 1993 .........................   *

10(ii)(A)(6)         -- Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of
                          Richfield, MN., Inc., dated as of March 1, 1995.  Incorporated herein by reference from
                          Exhibit 10(ii)(A)(12)(a) to the Registrant's Form 10-K for the fiscal year ended
                          December 31, 1994 ......................................................................   *

----------

* Incorporated by reference

    EXHIBIT
      NO.                                                                                                           PAGE
      ---                                                                                                           ----
10(ii)(A)(7)         -- Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)(a) above by the Company.  Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the
                          Registrant's Form 10-K for the fiscal year ended December 31, 1994 .....................   *

10(iii)(B)           -- Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann.
                          Incorporated herein by reference from Exhibit 10(iii)(B) to the Registrant's Form 10-K
                          for the fiscal year ended December 31, 1994 ............................................   *

10(iv)(A)            -- Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997.  Incorporated herein by reference from Exhibit 10 to the Registrant's Form 10-Q for the fiscal quarter ended
                          June 30, 1997 ..........................................................................   *

10(v)(A)(1)          -- Amended and Restated Consolidated Mortgage and Security Agreement dated as of May 31,
                          2001 among Alexander's Kings Plaza L.L.C. as mortgagor, Alexander's of King L.L.C., as mortgagor and Kings Parking L.L.C., as mortgagor, collectively borrower, to Morgan
                          Guaranty Trust Company of New York, as mortgagee. Incorporated herein by reference from
                          Exhibit 10(v) A1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal
                          quarter ended June 30, 2001 ............................................................   *

10(v)(A)(2)          -- Amended, Restated and Consolidated Promissory Note, dated as of May 31, 2001 by and between Alexander's Kings Plaza L.L.C., Alexander's of Kings L.L.C. and Kings Parking
                          L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender.
                          Incorporated herein by reference from Exhibit 10(v) A2 to the Registrant's Quarterly
                          Report on Form 10-Q for the fiscal quarter ended June 30, 2001 .........................   *

10(v)(A)(3)          -- Cash Management Agreement dated as of May 31, 2001 by and between Alexander's Kings
                          Plaza L.L.C., Alexander's of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A3 to the Registrant's Quarterly Report on Form 10-Q for
                          the fiscal quarter ended June 30, 2001 .................................................   *

10(v)(A)(4)          -- Note modification and Severance Agreement dated as of November 26, 2001, between
                          Alexander's Kings Plaza L.L.C., Alexander's of Kings L.L.C. and Kings Parking L.L.C.,
                          collectively borrower and JP Morgan Chase Bank of New York, lender .....................

10(v)(B)             -- Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited
                          Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the Registrant's Quarterly Report on Form 10-Q for the fiscal
                          quarter ended June 30, 2001 ............................................................   *

10(v)(C)(1)          -- Loan Agreement dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender ...............................

10(v)(C)(2)          -- Mortgage, Security Agreement and Fixture Financing Statement dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender .................................................................................

10(v)(C)(3)          -- Environmental undertaking letter dated as of October 2, 2001 by and between ALX of
                          Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender ...............

10(v)(C)(4)          -- Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as Landlord, and
                          IKEA Property, Inc. as Tenant ..........................................................

----------

* Incorporated by reference

    EXHIBIT
      NO.                                                                                                           PAGE
      ---                                                                                                           ----
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

18                      Not applicable.

19                      Not applicable.

21                      Subsidiaries of Registrant.

22                      Not applicable.

23                      Consent of Deloitte & Touche LLP.

25                      Not applicable.

29                      Not applicable.