Form 10-Q
period 2002-03-31
ALEXANDERS INC
filed 2002-05-03
CIK 3499

EXHIBIT INDEX ON PAGE 15

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               March 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to ___________________________________

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

As of April 26, 2002 there were 5,000,850 common shares outstanding.

ALEXANDER’S, INC.
AND SUBSIDIARIES
INDEX

		Page Number

PART I	Financial Information:

Item 1	Financial Statements:

	Consolidated Balance Sheets as of

	March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Operations for the

	Three Ended March 31, 2002 and March 31, 2001	4

	Consolidated Statements of Cash Flows for the

	Three Months Ended March 31, 2002 and March 31, 2001	5

	Notes to Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of

	Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

PART II	Other Information:

Item 1	Legal Proceedings	13

Item 6	Exhibits and Reports on Form 8-K	13

Signatures		14

Exhibit Index		15

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

ALEXANDER’S, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

	March 31,	December 31,
	2002	2001

ASSETS:

Real estate, at cost:

Land	$91,969	$91,969

Buildings, leaseholds and leasehold improvements	176,295	176,036

Capitalized expenses, development costs and construction in progress	180,701	168,737

Total	448,965	436,742

Less accumulated depreciation and amortization	(57,513)	(56,383)

Real estate, net	391,452	380,359

Cash and cash equivalents	121,297	135,258

Restricted cash	8,585	6,596

Accounts receivable, net of allowance for doubtful accounts

of $328 in 2002 and $929 in 2001	2,460	1,534

Receivable arising from the straight-lining of rents, net	18,977	18,233

Deferred lease and other property costs	29,024	29,371

Deferred debt expense	5,677	5,840

Other assets	4,830	6,148

TOTAL ASSETS	$582,302	$583,339

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Debt (including $119,000 due to Vornado Realty Trust (Vornado)

in 2002 and 2001)	$515,161	$515,831

Amounts due to Vornado and its affiliate	3,837	4,822

Accounts payable and accrued expenses	10,794	13,940

Other liabilities	3,898	3,665

TOTAL LIABILITIES	533,690	538,258

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:	—	—

Preferred stock: no par value; authorized, 3,000,000 shares;

issued, none

Common stock: $1.00 par value per share; authorized, 10,000,000 shares;

issued, 5,173,450 shares	5,174	5,174

Additional capital	24,843	24,843

Retained earnings	19,555	16,024

	49,572	46,041

Less treasury shares, 172,600 shares at cost	(960)	(960)

Total stockholders’ equity	48,612	45,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,302	$583,339

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands except per share amounts)

	For The Three Months Ended
	March 31,

	2002	2001

REVENUES:

Property rentals	$12,864	$10,912

Expense reimbursements	6,438	5,978

Total revenues	19,302	16,890

EXPENSES:

Operating (including management fee of $366 and $340

in 2002 and 2001 to Vornado)	7,344	7,178

General and administrative (including management fee

of $540 to Vornado in each three month period)	873	878

Depreciation and amortization	1,643	1,582

Total expenses	9,860	9,638

OPERATING INCOME	9,442	7,252

Interest and debt expense

(including interest on loans from Vornado)	(6,578)	(4,578)

Interest and other income, net	667	373

Income before gain on sale of Fordham Road property and

extraordinary item	3,531	3,047

Gain on sale of Fordham Road property	—	19,026

Income before extraordinary item	3,531	22,073

Extraordinary gain from early extinguishment of debt	—	3,534

NET INCOME	$3,531	$25,607

Basic and diluted income per share before extraordinary item	$.71	$4.41

Basic and diluted income per share after extraordinary item	$.71	$5.12

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For The Three Months Ended
	March 31,

	2002	2001

Cash Flows From Operating Activities:

Net income	$3,531	$25,607

Adjustments to reconcile net income to net cash

provided by (used in) operating activities:

Depreciation and amortization (including debt issuance costs)	1,842	2,105

Straight-lining of rental income, net	(744)	(899)

Gain on sale of Fordham Road property	—	(19,026)

Extraordinary gain from early extinguishment of debt	—	(3,534)

Change in assets and liabilities:

Accounts receivable	(926)	(603)

Amounts due to Vornado and its affiliate	(985)	633

Accounts payable and accrued expenses	(3,146)	(2,694)

Other liabilities	233	(79)

Other	1,152	(2,003)

Net cash provided by (used in) operating activities	957	(493)

Cash Flows From Investing Activities:

Additions to real estate	(12,223)	(10,534)

Proceeds from sale of Fordham Road property	—	23,701

Cash restricted for operating liabilities	(1,989)	313

Cash made available for operating liabilities	—	(251)

Net cash (used in) provided by investing activities	(14,212)	13,229

Cash Flows From Financing Activities:

Issuance of debt	—	9,685

Debt repayments	(670)	(22,958)

Deferred debt expense	(36)	(74)

Net cash used in financing activities	(706)	(13,347)

Net decrease in cash and cash equivalents	(13,961)	(611)

Cash and cash equivalents at beginning of period	135,258	2,272

Cash and cash equivalents at end of period	$121,297	$1,661

Supplemental disclosure of cash flow information:

Cash payments for interest (of which $4,685 and $5,154

have been capitalized)	$12,533	$9,811

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

         The Consolidated Balance Sheet as of March 31, 2002, the Consolidated Statements of Income for the three months ended March 31, 2002 and 2001, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Alexander’s, Inc. and Subsidiaries’ (the “Company”) annual report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

2. RELATIONSHIP WITH VORNADO REALTY TRUST (“Vornado”)

         Vornado owns 33.1% of the Company’s common stock at March 31, 2002. The Company is managed by and its properties are redeveloped and leased by Vornado, pursuant to agreements with a one-year term expiring in March of each year which are automatically renewable. Under these agreements, the Company incurred fees of $3,096,000 and $2,464,000 in the three-month periods ended March 31, 2002 and 2001. At March 31, 2002, the Company owes Vornado $1,667,000 for leasing fees.

         At March 31, 2002, the Company is indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000 relating to the subordinated tranche of a $115,000,000 secured financing, and (ii) $24,000,000 under a $50,000,000 secured line of credit (which carries a 1% unused commitment fee). On March 15, 2002, the interest rate on these loans was reset from 13.74% to 12.48% using a Treasury index (with a 3% floor) plus the same spread to treasuries as previously existed. The Company incurred interest on its loans from Vornado of $4,082,000 and $4,766,000 in the three months ended March 31, 2002 and 2001. At March 31, 2002, $26,000,000 was available under the secured line of credit.

3. LEXINGTON AVENUE

         The development plans at Lexington Avenue consist of a 1.3 million square foot multi-use building. The building will contain 175,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), 880,000 net rentable square feet of office (695,000 square of which has been leased to Bloomberg L.P.) and 230,000 net rentable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. The Company received a commitment on April 26, 2002 from HVB [HypoVereinsbank] for a $630,000,000 loan to finance the construction. The terms of the financing includes an interest rate of LIBOR plus 2.50%, a loan term of forty–two months plus two one-year extensions, and maintenance of cash collateral or guarantees of $140,000,000. The loan is subject to customary closing conditions and obtaining a construction completion guarantee. There can be no assurance that the loan will ultimately close. Further, there can be no assurance that the project ultimately will be completed, completed on time or completed for the budgeted amount. The Company may need additional financing for the project, which may involve equity, debt, joint ventures and asset sales, and which may involve arrangements with Vornado Realty Trust. If the project is not completed on a timely basis, the Bloomberg L.P. lease may be cancelled and significant penalties may apply.

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. COMMITMENTS AND CONTINGENCIES

         The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company’s all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies are excluding terrorists acts from coverage in all risk policies. The Company is unlikely to be able to obtain all risk insurance which includes coverage for terrorists acts when policies renew. Therefore, the risk of financial loss in the case of terrorist acts is the Company’s, which loss could be material.

         The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. The lenders under these instruments may take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company’s ability to finance and/or refinance its properties, including the construction of its Lexington Avenue development property.

         In June 1997, the Kings Plaza Regional Shopping Center (the “Center”), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II “Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years ($1,897,000 has been paid as of March 31, 2002) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

         The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company is pursuing claims against potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these third parties will be solvent. In addition, the costs associated with pursuing responsible parties may be cost prohibitive. The Company has not recorded an asset as of March 31, 2002 for potential recoveries of environmental remediation costs from other parties.

         Other than routine proceedings incidental to their businesses, neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding. The Company believes that these legal actions will not be material to the Company’s financial condition or results of operations.

     Letters of Credit

         Approximately $7,900,000 in standby letters of credit were issued at March 31, 2002.

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per share:

	For The Three Months Ended
	March 31,

	2002	2001

(amounts in thousands except per share amounts)

Numerator:

Income before extraordinary item	$3,531	$22,073

Extraordinary item	—	3,534

Net income	3,531	25,607

Denominator:

Denominator for basic income per share –

weighted average shares	5,001	5,001

Effect of dilutive securities:

Employee stock options	—	—

Denominator for diluted income per share –

adjusted weighted average shares and

assumed conversions	5,001	5,001

INCOME PER COMMON SHARE –

BASIC AND DILUTED:

Income before extraordinary item	$.71	$4.41

Extraordinary item	—	.71

Net income per common share	$.71	$5.12

6. RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective in July 2001 and SFAS 142 was effective in January 2002. The implementation of these standards did not have an impact on the Company’s financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of SFAS No. 143 will affect the Company’s financial statements.

         In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 144 provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a “component” of an entity. The implementation of this standard did not have an impact on the Company’s financial statements.

7. SUBSEQUENT EVENTS

         On April 24, 2002, the Company’s Board committed to a plan to sell the Flushing and Third Avenue Properties. Both sales are expected to close this year.

         See Note 3 for subsequent event regarding Lexington Avenue financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This quarterly report on Form 10-Q contains certain forward-looking statements regarding our financial condition, results of operations and business. You can find many of these statements by looking for words such as “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following: (a) national, regional and local economic conditions; (b) the continuing impact of the September 11, 2001 terrorist attacks on our tenants and the national, regional and local economies, including, in particular, the New York City metropolitan areas; (c) local conditions such as an oversupply of space or a reduction in demand for real estate in the area; (d) the financial conditions of tenants; (e) competition from other available space; (f) whether tenants consider a property attractive; (g) whether we are able to pass some or all of any increased operating costs we experience through to our tenants; (h) how well we manage our properties; (i) increased interest expense; (j) decreases in market rental rates; (k) the timing and costs associated with property improvements and rentals; (l) changes in taxation or zoning laws; (m) government regulations; (n) our failure to continue to qualify as a real estate investment trust; (o) availability of financing on acceptable terms; (p) potential liability under environmental or other laws or regulations; (q) general competitive factors; (r) dependence upon Vornado Realty Trust; and (s) possible conflicts of interest with Vornado Realty Trust.

Results of Operations

         The Company had net income of $3,531,000 in the quarter ended March 31, 2002, compared to net income of $25,607,000 in the quarter ended March 31, 2001, a decrease of $22,076,000. The prior year’s quarter included a gain on the sale of the Fordham Road property of $19,026,000 and an extraordinary gain from the early extinguishment of debt of $3,534,000. Excluding these items, net income in this year’s quarter would have been $484,000 more than the prior year’s quarter. This increase resulted primarily from an increase in revenues of $2,412,000, offset by an increase in interest expense of $2,000,000.

         Property rentals were $12,864,000 in the quarter ended March 31, 2002, compared to $10,912,000 in the prior year’s quarter, an increase of $1,952,000. This increase results primarily from (i) commencement, on October 5, 2001, of the ground lease with IKEA at the Paramus property, and (ii) an increase in occupancy at the Kings Plaza Regional Shopping Center.

         Tenant expense reimbursements were $6,438,000 in the quarter ended March 31, 2002, compared to $5,978,000 in the prior year’s quarter, an increase of $460,000. This increase resulted primarily from higher reimbursements for incremental real estate taxes and repairs and maintenance over the prior year’s quarter.

         Operating expenses were $7,344,000 in the quarter ended March 31, 2002, compared to $7,178,000 in the prior year’s quarter, an increase of $166,000. This increase resulted primarily from an increase in real estate taxes and repairs and maintenance of $582,000, offset by a decrease in fuel costs at the Kings Plaza power plant of $275,000.

         Interest and debt expense was $6,578,000 in the quarter ended March 31, 2002, compared to $4,578,000 in 2001, an increase of $2,000,000. This resulted primarily from (i) $108,000,000 in additional mortgage borrowings from refinancing Kings Plaza on June 1, 2001, and (ii) a $68,000,000 mortgage loan on the Paramus property that was incurred on October 5, 2001. The increase in interest expense resulting from higher average borrowings was partially offset by a decrease in average interest rates from 10.25% to 8.55%.

         Interest and other income was $667,000 in the quarter ended March 31, 2002, compared to $373,000 in the prior year’s quarter, an increase of $294,000. This increase results primarily from higher invested cash balances attributable to the refinancing of the Kings Plaza and the new mortgage loan on the Paramus property.

Liquidity and Capital Resources

         In the aggregate, Alexander’s operating properties do not generate sufficient cash flow to pay all of its expenses. As rents commence from the Lexington Avenue property (currently under development) and from the Flushing property (currently vacant) the Company expects that cash flow will become positive.

         The development plans at Lexington Avenue consist of a 1.3 million square foot multi-use building. The building will contain 175,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), 880,000 net rentable square feet of office (695,000 square of which has been leased to Bloomberg L.P.) and 230,000 net rentable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. The Company received a commitment on April 26, 2002 from HVB [HypoVereinsbank] for a $630,000,000 loan to finance the construction. The terms of the financing includes an interest rate of LIBOR plus 2.50%, a loan term of forty–two months plus two one-year extensions, and maintenance of cash collateral or guarantees of $140,000,000. The loan is subject to customary closing conditions and obtaining a construction completion guarantee. There can be no assurance that the loan will ultimately close. Further, there can be no assurance that the project ultimately will be completed, completed on time or completed for the budgeted amount. The Company may need additional financing for the project, which may involve equity, debt, joint ventures and asset sales, and which may involve arrangements with Vornado Realty Trust. If the project is not completed on a timely basis, the Bloomberg L.P. lease may be cancelled and significant penalties may apply.

         The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments that allows the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it could adversely affect the Company’s ability to finance and/or refinance its properties, including the construction of its Lexington Avenue development property.

         On March 15, 2002 the interest rate on the $119,000,000 loans from Vornado were reset from 13.74% to 12.48% using a Treasury index (with a 3% floor) plus the same spread to treasuries as previously existed. At March 31, 2002, $26,000,000 was available under the secured line of credit.

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

         Cash Flows

         Three Months Ended March 31, 2002

         Net cash provided by operating activities of $957,000 was comprised of (i) net income of $3,531,000, (ii) non-cash items of $1,098,000, offset by the net change in operating assets and liabilities of $3,672,000. The adjustments for non-cash items are comprised of depreciation and amortization of $1,842,000, offset by the effect of straight-lining of rental income of $744,000.

         Net cash used in investing activities of $14,212,000 was comprised of capital expenditures of $12,223,000 and increased in restricted cash of $1,989,000. The capital expenditures were primarily comprised of (i) capitalized interest and other carrying costs of $5,201,000, and (ii) excavation, foundation and predevelopment costs at the Lexington Avenue property of $6,799,000.

         Net cash used in financing activities of $706,000, resulted primarily from debt payments of $670,000.

Three Months Ended March 31, 2001

         Cash used in operating activities of $493,000 was comprised of net income of $25,607,000, and non-cash items of $1,206,000, offset by (i) a gain on sale of the Fordham Road property of $19,026,000, (ii) an extraordinary gain from early extinguishment of debt of $3,534,000, and (iii) the net change in operating assets and liabilities of $4,746,000. The adjustments for non-cash items are comprised of depreciation and amortization of $2,105,000, offset by the effect of straight-lining of rental income of $899,000.

         Net cash provided by investing activities of $13,229,000 was comprised of proceeds from the sale of the Fordham Road property of $23,701,000 and the release of restricted cash of $62,000, partially offset by capital expenditures of $10,534,000. The capital expenditures were primarily comprised of (i) capitalized interest and other carrying costs of $5,690,000, (ii) renovations to the Kings Plaza Regional Shopping Center of $2,096,000, and (iii) excavation, foundation and predevelopment costs at the Lexington Avenue property of $1,887,000.

         Net cash used in financing activities of $13,347,000 resulted primarily from debt repayment of $22,958,000 partially offset by an increase in debt of $9,685,000.

Funds from Operations for the Three Months Ended March 31, 2002 and 2001

         Funds from operations was $3,848,000 in the quarter ended March 31, 2002, compared to $3,730,000 in the prior year’s quarter, an increase of $118,000. The following table reconciles net income to funds from operations:

	For The Three Months Ended
	March 31,

	2002	2001

Net income	$3,531,000	$25,607,000

Gain on Sale of Fordham Road property	—	(19,026,000)

Extraordinary gain from early extinguishment of debt	—	(3,534,000)

Depreciation and amortization of real property	1,643,000	1,582,000

Straight-lining of property rentals for rent escalations	(744,000)	(899,000)

Leasing fees paid in excess of expense recognized	(582,000)	—

	$3,848,000	$3,730,000

         Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs; however, funds from operations may not be comparable to similarly titled measures reported by other REITs since the Company’s method of calculating funds from operations is different from that used by the National Association of Real Estate Investment Trusts (“NAREIT”). Funds from operations, as defined by NAREIT, represents net income before depreciation and amortization, extraordinary items and gains or losses on sales of real estate. Funds from operations as disclosed above has been modified to adjust for the effect of straight-lining of property rentals for rent escalations and leasing fee expenses paid directly to Vornado Realty Trust. Below are the cash flows provided by (used in) operating, investing and financing activities:

	For The Three Months Ended
	March 31,

	2002	2001

Operating activities	$957,000	$(493,000)

Investing activities	$(14,212,000)	$13,229,000

Financing activities	$(706,000)	$(13,347,000)

Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective in July 2001 and SFAS 142 was effective in January 2002. The implementation of these standards did not have an impact on the Company’s financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of SFAS No. 143 will affect the Company’s financial statements.

         In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 144 provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a “component” of an entity. The implementation of this standard did not have an impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2002, the Company had $144,000,000 of variable rate debt at a weighted average interest rate of 11.17% and $371,161,000 of fixed rate debt bearing interest at a weighted average interest rate of 7.13%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,440,000 decrease in the Company’s annual net income ($.29 per basic and diluted share).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Other than routine proceedings incidental to their businesses, neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding. The Company believes that these legal actions will not be material to the Company’s financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation of S-K are filed herewith and are listed in the attached Exhibit Index.

(b)	Reports on Form 8-K:

                     During the quarter ended March 31, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC. (Registrant)

Date: May 3, 2002	/s/ Patrick T. Hogan Patrick T. Hogan, Vice President and Chief Financial Officer

EXHIBIT INDEX

         The following is a list of all exhibits filed as part of the Report:

Exhibit
No.			Page

3(i)	—	Certificate of Incorporation, as amended. Incorporated herein by reference from Exhibit 3.0 to the Registrant’s Current Report on Form 8-K dated September 21, 1993	*

3(ii)	—	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10(i)(A)(1)	—	Agreement, dated as of December 4, 1985, among Seven Thirty One Limited Partnership (“731 Limited Partnership”), Alexander’s Department Stores of Lexington Avenue, Inc., the Company, Emanuel Gruss, Riane Gruss and Elizabeth Goldberg (collectively, the “Partners”). Incorporated herein by reference from Exhibit 10(i)(F)(1) to the Registrant’s Form 10-K for the fiscal year ended July 26, 1986	*

10(i)(A)(2)	—	Amended and Restated Agreement of Limited Partnership in the 731 Limited Partnership, dated as of August 21, 1986, among the Partners. Incorporated herein by reference from Exhibit 1 to the Registrant’s Current Report on Form 8-K, dated August 21, 1986	*

10(i)(A)(3)	—	Third Amendment to Amended and Restated Agreement of Limited Partnership dated December 30, 1994, among the Partners. Incorporated herein by reference from Exhibit 10(i)(A)(3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(i)(B)(1)	—	Promissory Note Modification Agreement, dated October 4, 1993, between Alexander’s Department Stores of New Jersey, Inc. and New York Life Insurance Company (“New York Life”). Incorporated herein by reference from Exhibit 10(i)(3)(a) to the Registrant’s Form 10-K for the Transition Period August 1, 1993 to December 31, 1993	*

10(i)(B)(2)	—	Mortgage Modification Agreement, dated October 4, 1993, by Alexander’s Department Stores of New Jersey, Inc. and New York Life. Incorporated herein by reference from Exhibit 10(i)(E)(3)(a) to the Registrant’s Form 10-K for the Transition Period August 1, 1993 to December 31, 1993	*

10(i)(C)	—	Credit Agreement, dated March 15, 1995, among the Company and Vornado Lending Corp. Incorporated herein by reference from Exhibit 10(i)(C) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(i)(C)(1)	—	Modification and Extension of Credit Agreement, dated as of March 13, 2000, between Vornado Lending L.L.C., as Lender, and Alexander’s Inc., as Borrower. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000	*

10(i)(C)(2)	—	First Modification and Extension of Credit Agreement dated as of March 15, 2000 between Alexander’s, Inc., as borrower, and Vornado Lending L.L.C. as lender. Incorporated herein by reference from Exhibit 10(i) (c) 2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

*	Incorporated by reference

Exhibit
No.			Page

10 (i)(C)(3)	—	First Note Modification and Extension Agreement dated as of March 15, 2000 between Alexander’s Inc. as borrower, and Vornado Lending L.L.C., as lender. Incorporated herein by reference from Exhibit 10(i) (c) 3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(i)(C)(4)	—	Third Modification and Extension of Credit Agreement dated as of March 15, 2000 between Alexander’s Inc. as borrower, and Vornado Lending L.L.C., as lender. Incorporated herein by reference from Exhibit 10(i) (c) 4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(i)(C)(5)	—	Third Note Modification and Extension Agreement dated as of March 15, 2000 between Alexander’s Inc. as borrower, and Vornado Lending L.L.C., as lender. Incorporated herein by reference from Exhibit 10(i) (c) 5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(i)(D)	—	Credit Agreement, dated March 15, 1995, among the Company and First Union Bank, National Association. Incorporated herein by reference from Exhibit 10(i)(D) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(i)(D)(1)	—	Modification and Extension of Credit Agreement, dated as of April 14, 2000, between First Union National Bank, as lender, and Alexander’s Inc., as borrower. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10(i)(D)(2)	—	Pledge and Security Agreement for Transferable Development Rights, dated as of April 14, 2000, between First Union National Bank, as secured party, 731 Limited Partnership, as assignor, and Alexander’s, Inc. as borrower, Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10 (i)(D)(3)	—	Modification and Extension of Credit Agreement dated as of April 27, 2001 between Alexander’s, Inc. as borrower, and First Union National Bank, as lender. Incorporated herein by reference from Exhibit 10(i) (D) 3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10 (i)(D)(4)	—	Note Modification and Extension Agreement of Credit Agreement dated as of April 27, 2001 between Alexander’s, Inc. as borrower, and First Union National Bank, as lender. Incorporated herein by reference from Exhibit 10(i) (D) 4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(i)(E)	—	Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and Alexander’s Rego Shopping Center Inc., as mortgagor. Incorporated herein by reference from Exhibit 10(i)(E) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000	*

10(i)(G)(1)	—	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant’s Form 10-K for the fiscal year ended July 25, 1992	*

*	Incorporated by reference

Exhibit
No.			Page

10(i)(G)(2)	—	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(i)(H)	—	Management and Development Agreement, dated as of February 6, 1995, between Vornado Realty Trust and the Company, on behalf of itself and each subsidiary listed therein. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 6, 1995	*

10(i)(I)	—	Commitment letter, dated as of February 6, 1995, between Vornado Realty Trust and the Company. Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 6, 1995	*

10(i)(J)(1)	—	First Amendment to Mortgage and Security Agreement, dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as mortgagee, and Alexander’s of Fordham Road, Inc., as mortgagor. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10(i)(J)(2)	—	Amended and Restated Promissory Note (Secured), dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as lender, and Alexander’s of Fordham Road, Inc., as borrower. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10(i)(J)(3)	—	Trigger Agreement, dated as of February 24, 2000, between Banc of America Commercial Finance Corporation, as lender, and Alexander’s, Inc., as guarantor. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*

10(i)(K)	—	Term Loan Agreement dated as of June 18, 1998 among Alexanders’ Kings Plaza Center, Inc., Kings Plaza Corp., and Alexander’s Department Stores of Brooklyn, Inc., as Borrower, Union Bank of Switzerland, as Lender. Incorporated herein by reference from Exhibit 10 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1998	*

10(ii)(A)(3)	—	Agreement of Lease for Rego Park, Queens, New York, between Alexander’s, Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994	*

10(ii)(A)(4)(a)	—	Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit (ii)(E)(7) to the Registrant’s Form 10-K for the fiscal year ended July 25, 1992	*

10(ii)(A)(4)(b)	—	First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

*	Incorporated by reference

Exhibit
No.			Page

10(ii)(A)(5)	—	Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue Acquisition Associates. Incorporated by reference from Exhibit 10(ii)(F) to the Registrant’s Form 10-K for the fiscal year ended July 31, 1993	*

10(ii)(A)(6)	—	Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of Richfield, MN., Inc., dated as of March 1, 1995. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(ii)(A)(7)	—	Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(iii)(B)	—	Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann. Incorporated herein by reference from Exhibit 10(iii)(B) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994	*

10(iv)(A)	—	Registrant’s Omnibus Stock Plan, as amended, dated May 28, 1997. Incorporated herein by reference from Exhibit 10 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1997	*

10(v)(A)(1)	—	Amended and Restated Consolidated Mortgage and Security Agreement dated as of May 31, 2001 among Alexander’s Kings Plaza L.L.C. as mortgagor, Alexander’s of King L.L.C., as mortgagor and Kings Parking L.L.C., as mortgagor, collectively borrower, to Morgan Guaranty Trust Company of New York, as mortgagee. Incorporated herein by reference from Exhibit 10(v) A1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(v)(A)(2)	—	Amended, Restated and Consolidated Promissory Note, dated as of May 31, 2001 by and between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(v)(A)(3)	—	Cash Management Agreement dated as of May 31, 2001 by and between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

10(v)(A)(4)	—	Note modification and Serverance Agreement dated as of November 26, 2001, between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower and JP Morgan Chase Bank of New York, lender. Incorporated herein by reference from Exhibit 10(v)(A)(4) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001	*

10(v)(B)	—	Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001	*

*	Incorporated by reference

Exhibit
No.			Page

10(v)(C)(1)	—	Loan Agreement dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001	*

10(v)(C)(2)	—	Mortgage, Security Agreement and Fixture Financing Statement dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001	*

10(v)(C)(3)	—	Environmental undertaking letter dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001	*

10(v)(C)(4)	—	Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as Landlord, and IKEA Property, Inc. as Tenant. Incorporated herein by reference from Exhibit 10(v)(C)(4) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001	*

*	Incorporated by reference