Form 10-Q
period 2002-06-30
ALEXANDERS INC
filed 2002-08-07
CIK 3499

EXHIBIT INDEX ON PAGE 17

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:     1-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019

(Address of principal executive offices)	(Zip Code)

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

Yes      No

                  As of August 1, 2002 there were 5,000,850 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
LLC OPERATING AGREEMENT OF 731 RESIDENTIAL
LLC OPERATING AGREEMENT OF 731 COMMERCIAL
AMENDED AND RESTATED CREDIT AGREEMENT
CREDIT AGREEMENT BETWEEN ALEXANDER'S AND VORNADO
AMENDED CREDIT AGREEMENT WITH VORNADO
CREDIT AGREEMENT WITH VORNADO EVIDENCING A LOAN
BUILDING LOAN AGREEMENT
PROJECT LOAN AGREEMENT
SUPPLEMENTAL LOAN AGREEMENT
CONSOLIDATED, AMENDED & RESTATED BUILDING LOAN
CONSOLIDATED AMENDED & RESTATED BUILDING LOAN NOTE
GUARANTY OF COMPLETION
GUARANTY OF CARRY OBLIGATIONS
ENVIRONMENTAL INDEMNITY AGREEMENT
REIMBURSTMENT AGREEMENT
AMENDMENT TO REAL ESTATE RETENTION AGREEMENT
59TH. STREET REAL ESTATE RETENTION AGREEMENT
AMENDED AND RESTATED MANAGEMENT & DEVELOMENT AGMT.
59TH. STREET MANAGEMENT & DEVELOPMENT AGREEMENT
KINGS PLAZA MANAGEMENT AGREEMENT
FIRST AMENDMENT TO LEASE

ALEXANDER’S, INC.
AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

ALEXANDER’S, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

	June 30,	December 31,
	2002	2001

ASSETS:

Real estate, at cost:

Land	$90,768	$90,768

Buildings, leaseholds and leasehold improvements	168,648	168,388

Capitalized expenses, development costs and construction in progress	218,476	168,736

Total	477,892	427,892

Less accumulated depreciation and amortization	(53,669)	(51,463)

Real estate, net	424,223	376,429

Assets held for sale	3,879	3,930

Cash and cash equivalents	99,443	135,258

Restricted cash	6,842	6,596

Accounts receivable, net of allowance for doubtful accounts of $335 in 2002 and $929 in 2001	1,403	1,534

Receivable arising from the straight-lining of rents, net	19,757	18,233

Deferred lease and other property costs	28,660	29,371

Deferred debt expense	5,539	5,840

Other assets	8,329	6,148

TOTAL ASSETS	$598,075	$583,339

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Debt (including $119,000 due to Vornado Realty Trust (Vornado) in 2002 and 2001)	$514,570	$515,831

Amounts due to Vornado and its affiliate	4,737	4,822

Accounts payable and accrued expenses	21,933	13,940

Other liabilities	9,356	3,665

TOTAL LIABILITIES	550,596	538,258

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock: no par value; authorized, 3,000,000 shares; issued, none	—	—

Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,174	5,174

Additional capital	24,843	24,843

Retained earnings	18,422	16,024

	48,439	46,041

Less treasury shares, 172,600 shares at cost	(960)	(960)

Total stockholders’ equity	47,479	45,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$598,075	$583,339

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

REVENUES:

Property rentals	$12,637	$10,535	$25,041	$21,108

Expense reimbursements	5,966	6,017	12,284	11,893

Total revenues	18,603	16,552	37,325	33,001

EXPENSES:

Operating (including management fee to Vornado of $353 and $334 for the three months ended in 2002 and 2001; $719 and $674 for the six months ended in 2002 and 2001)	7,435	7,716	14,306	14,382

General and administrative (including management fee to Vornado of $540 and $1,080 each for the three and six month ended in 2002 and 2001)	5,169	848	6,034	1,716

Depreciation and amortization	1,621	1,581	3,232	3,143

Total expenses	14,225	10,145	23,572	19,241

OPERATING INCOME	4,378	6,407	13,753	13,760

Interest and debt expense (including interest on loans from Vornado)	(6,156)	(4,728)	(12,734)	(9,244)

Interest and other income, net	535	428	1,202	791

(Loss) income from continuing operations	(1,243)	2,107	2,221	5,307

Income (loss) from discontinued operations (including extraordinary gain from early extinguishment of debt of $3,534 for the six months ended June 30, 2001)	110	(37)	177	22,370

NET (LOSS) INCOME	$(1,133)	$2,070	$2,398	$27,677

(Loss) income per share (basic and diluted):

Continuing operations	$(0.25)	$0.42	$0.44	$1.06

Discontinued operations	0.02	(0.01)	0.04	4.47

Net (loss) income	$(0.23)	$0.41	$0.48	$5.53

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For The Six Months Ended June 30,

	2002	2001

Cash Flows From Operating Activities:

Net income from continuing operations	$2,221	$5,307

Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:

Depreciation and amortization (including debt issuance costs)	3,682	4,222

Straight-lining of rental income, net	(1,524)	(1,685)

Stock appreciation rights compensation expense	4,236	—

Change in assets and liabilities:

Accounts receivable	131	565

Amounts due to Vornado and its affiliate	(2,725)	774

Accounts payable and accrued expenses	(4,465)	(3,067)

Other liabilities	1,455	171

Other	(2,507)	(4,225)

Net cash provided by operating activities of continuing operations	504	2,062

Income from discontinued operations	177	22,370

Gain on sale of Fordham Road property	—	(19,026)

Extraordinary gain from early extinguishment of debt	—	(3,534)

Net cash provided by (used in) discontinued operations	177	(190)

Net cash provided by operating activities	681	1,872

Cash Flows From Investing Activities:

Cash flow from continuing operations:

Additions to real estate	(34,903)	(19,131)

Cash made available for construction financing	—	8,388

Cash restricted for operating liabilities	(4,479)	(15,673)

Cash made available for operating liabilities	4,233	2,855

Net cash used in continuing operations	(35,149)	(23,561)

Cash flow from discontinued operations:

Proceeds from sale of Fordham Road property	—	23,701

Net cash provided by discontinued operations	—	23,701

Net cash (used in) provided by investing activity	(35,149)	140

Cash Flows From Financing Activities:

Issuance of debt	—	232,685

Debt repayments	(1,261)	(138,168)

Deferred debt expense	(86)	(5,135)

Net cash (used in) provided by financing activities	(1,347)	89,382

Net (decrease) increase in cash and cash equivalents	(35,815)	91,394

Cash and cash equivalents at beginning of period	135,258	2,272

Cash and cash equivalents at end of period	$99,443	$93,666

Supplemental disclosure of cash flow information:

Cash payments for interest (of which $9,562 and $9,954 have been capitalized)	$23,499	$18,626

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CONSOLIDATED FINANCIAL STATEMENTS

         The Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Alexander’s, Inc. and Subsidiaries’ (the “Company”) annual report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

         In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, the Company reclassified its statements of operations to reflect income and expenses for properties which are held for sale as discontinued operations. In addition, the Company reclassified the January 2001 gain on the sale of its Fordham Road property and the extraordinary gain from the early extinguishment of debt from such property to discontinued operations to conform with the current period’s presentation.

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

         Vornado owns 33.1% of the Company’s common stock at June 30, 2002.

         The Company is managed by and its properties are leased by Vornado pursuant to management, leasing and development agreements with one-year terms expiring in March of each year which are automatically renewable. In conjunction with the closing of the Lexington Avenue construction loan on July 3, 2002 (Note 4), these agreements were bifurcated to cover the Company’s Lexington Avenue property separately. Further, the Lexington Avenue management and development agreements were amended to provide for a term lasting until substantial completion of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006 or the payment in full of the construction loan encumbering the property.

         Pursuant to this Construction loan, Vornado has agreed to guarantee among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs (as defined) and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, discussed below, interest on those advances is at 15% per annum.

         Pursuant to both the pre and post July 3, 2002 management, leasing and development agreements, Vornado is entitled to a development fee based on 6% of construction costs as defined. The development fee for the Lexington Avenue project is estimated to be approximately $26,300,000. Under these agreements the Company incurred fees of $3,507,000 and $1,601,000 in the three months ended June 30, 2002 and 2001, and $6,602,000 and $4,065,000 in the six months periods ended June 30, 2002 and 2001. The Company owes Vornado, $1,073,000 under the leasing agreement which is payable in 2002.

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At June 30, 2002, the Company is indebted to Vornado in the amount of $119,000,000 comprised of (i) a $95,000,000 secured financing, and (ii) $24,000,000 under a $50,000,000 secured line of credit (which carries a 1% unused commitment fee). On March 15, 2002, the loan and the line of credit were extended to April 15, 2003. The interest rate on these loans was reset from 13.74% to 12.48% using a Treasury index (with a 3% floor) plus the same spread to treasuries as previously existed. The Company incurred interest on its loans from Vornado of $3,820,000 and $4,199,000 in the three months ended June 30, 2002 and 2001, and $7,902,000 and $8,965,000 in the six months ended June 30, 2002 and 2001. At June 30, 2002, $26,000,000 was available under the secured line of credit. On July 3, 2002, in conjunction with the closing of the Lexington Avenue construction loan (Note 4), the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Lexington Avenue construction loan is repaid in full and the debt was bifurcated among various subsidiaries of the Company (all guaranteed by the Company). In addition amounts which may be due under the Completion Guarantee would be due at the same time.

3.	ASSETS HELD FOR SALE

         On May 8, 2002 the Company entered into an agreement to sell its Third Avenue property located in the Bronx, New York for $15,000,000 which would result in a gain of approximately $10,800,000. The Company has received a non-refundable deposit of $750,000 from the purchaser. This sale is expected to be completed during the third quarter of this year, however there can be no assurance it will be consummated.

         On May 30, 2002 the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000 which would result in a gain of approximately $15,800,000. The Company has received a non-refundable deposit of $1,300,000 from the purchaser. This sale is expected to be completed during the third quarter of this year, however there can be no assurance it will be consummated.

4.	LEXINGTON AVENUE

         The development plans at Lexington Avenue consist of a 1.3 million square foot multi-use building. The building will contain 175,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), 880,000 net rentable square feet of office (690,000 square of which has been leased to Bloomberg L.P.) and 230,000 net sallable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the “Construction Loan”). The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by the Company. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 4.36%) and a term of forty-two months subject to two one-year extensions. The Company received an initial funding of $55,500,000 under the Construction Loan of which $25,000,000 was used to repay the Company’s term loan to a bank in the amount of $10,000,000 and a secured note in the amount of $15,000,000. Of the total construction budget of $630,000,000, $85,000,000 has been spent to date and an additional $185,000,000 has been committed to. Pursuant to this Construction Loan, Vornado has agreed to guarantee among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs (as defined). In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advances is at 15% per annum. There can be no assurance that the Lexington Avenue project ultimately will be completed, completed on time or completed for the budgeted amount. Further, the Company may need additional financing for the project, which may involve equity, debt, joint ventures and asset sales, and which may involve arrangements with Vornado Realty Trust. If the project is not completed on a timely basis, the Bloomberg L.P. lease may be cancelled and significant penalties may apply.

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	COMMITMENTS AND CONTINGENCIES

         The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company’s all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies have for the most part excluded terrorists acts from coverage in all risk policies. The Company has obtained $200 million of separate coverage for terrorist acts. In addition, the Company’s builder’s risk policy for the Lexington Avenue Development, which expires on December 1, 2003, includes coverage for terrorist acts up to $428 million. Therefore, the risk of financial loss in excess of these limits in the case of terrorist acts (as defined) is the Company’s, which loss could be material.

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

         In June 1997, the Kings Plaza Regional Shopping Center (the “Center”), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II “Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years ($1,985,000 has been paid as of June 30, 2002) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

         The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company is pursuing claims against potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these third parties will be solvent. In addition, the costs associated with pursuing responsible parties may be cost prohibitive. The Company has not recorded an asset as of June 30, 2002 for potential recoveries of environmental remediation costs from other parties.

         Other than routine proceedings incidental to their businesses, neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding. The Company believes that these legal actions will not be material to the Company’s financial condition or results of operations.

    Letters of Credit

         Approximately $7,900,000 in standby letters of credit were issued at June 30, 2002.

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	(LOSS) INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per share:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

(amounts in thousands except per share amounts)

Numerator:

(Loss) income from continuing operations	$(1,243)	$2,107	$2,221	$5,307

Income (loss) from discontinued operations (including extraordinary gain from early extinguishment of debt of $3,534)	110	(37)	177	22,370

Net (loss) income	(1,133)	2,070	2,398	27,677

Denominator:

Denominator for basic income per share – weighted average shares	5,001	5,001	5,001	5,001

Effect of dilutive securities:

Employee stock options	—	—	—	—

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	5,001	5,001	5,001	5,001

(LOSS) INCOME PER COMMON SHARE – BASIC AND DILUTED:

(Loss) income from continuing operations	$(.25)	$.42	$.44	$1.06

Income (loss) from discontinued operations	.02	(.01)	.04	4.47

Net (loss) income per common share	$(.23)	$.41	$.48	$5.53

7.	RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The rescission of SFAS No. 4 is effective January 1, 2003. The amendments of SFAS No. 13 are effective for transactions occurring on or after May 15, 2002. The rescissions of SFAS No. 44 and 64 and the amendments of SFAS No. 13 did not have an impact on the Company’s financial statements.

         In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe the adoption of SFAS No. 146 will have a material effect on the Company's financial statements.

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

         Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements for the three and six months ended June 30, 2002 and 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Results of Operations

         The Company had net loss of $1,133,000 in the quarter ended June 30, 2002, compared to net income of $2,070,000 in the quarter ended June 30, 2001, a decrease of $3,203,000 and net income of $2,398,000 for the six months ended June 30, 2002, compared to net income of $27,677,000 for the six months ended June 30, 2001, a decrease of $25,279,000. The current year’s quarter and six months include non-cash compensation expense of $4,236,000 relating to stock appreciation rights. The prior year’s six months included income from discontinued operations comprised of a gain on the sale of the Fordham Road property of $19,026,000 and an extraordinary gain from the early extinguishment of debt on such property of $3,534,000. Excluding these items, net income for the quarter and six months ended June 30, 2002, would have been higher than net income in the corresponding prior year’s periods by $1,033,000 and $1,517,000, respectively. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, the Company reclassified its statements of operations to reflect income and expenses for properties which are held for sale as discontinued operations. In addition, the Company reclassified the January 2001, gain on the sale of its Fordham Road property and the extraordinary gain from the early extinguishment of debt from such property to discontinued operations to conform with the current period’s presentation.

         Property rentals were $12,637,000 in the quarter ended June 30, 2002, compared to $10,535,000 in the prior year’s quarter, an increase of $2,102,000 and $25,041,000 for the six months ended June 30, 2002, compared to $21,108,000 for the six months ended June 30, 2001, an increase of $3,933,000. These increases resulted primarily from (i) commencement, on October 5, 2001, of the ground lease with IKEA at the Paramus property, and (ii) an increase in occupancy at the Kings Plaza Regional Shopping Center.

         General and administrative expenses were $5,169,000 in the quarter ended June 30, 2002, compared to $848,000 in the prior year’s quarter, an increase of $4,321,000 and $6,034,000 for the six months ended June 30, 2002, compared to $1,716,000 for the six months ended June 30, 2001 an increase of $4,318,000. These increases resulted primarily from stock appreciation rights compensation expense of $4,236,000 based on the Company’s closing stock price of $76.80 at June 30, 2002.

         Interest and debt expense was $6,156,000 in the quarter ended June 30, 2002, compared to $4,728,000 in 2001, an increase of $1,428,000 and $12,734,000 for the six months ended June 30, 2002, compared to $9,244,000 for the six months ended June 30, 2001, an increase of $3,490,000. This resulted primarily from (i) $108,000,000 in additional mortgage borrowings from refinancing the Kings Plaza property on June 1, 2001, and (ii) a $68,000,000 mortgage loan on the Paramus property obtained on October 5, 2001. The increase in interest expense resulting from higher average borrowings was partially offset by a decrease in average interest rates from 9.71% to 8.43%.

         Interest and other income was $535,000 in the quarter ended June 30, 2002, compared to $428,000 in the prior year’s quarter, an increase of $107,000 and $1,202,000 for the six months ended June 30, 2002, compared to $791,000 for the six months ended June 30, 2001, an increase of $411,000. These increases resulted primarily from higher invested cash balances attributable to the refinancing of the Kings Plaza and the new mortgage loan on the Paramus property.

Liquidity and Capital Resources

         In the aggregate, Alexander’s operating properties do not generate sufficient cash flow to pay all of its expenses. As rents commence from the Lexington Avenue property (currently under development) the Company expects that cash flow will become positive.

         The development plans at Lexington Avenue consist of a 1.3 million square foot multi-use building. The building will contain 175,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), 880,000 net rentable square feet of office (690,000 square of which has been leased to Bloomberg L.P.) and 230,000 net sallable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the “Construction Loan”). The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by the Company. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 4.36%) and a term of forty-two months subject to two one-year extensions. The Company received an initial funding of $55,500,000 under the Construction Loan of which $25,000,000 was used to repay the Company’s term loan to a bank in the amount of $10,000,000 and a secured note in the amount of $15,000,000. Of the total construction budget of $630,000,000, $85,000,000 has been spent to date and an additional $185,000,000 has been committed to. There can be no assurance that the Lexington Avenue project ultimately will be completed, completed on time or completed for the budgeted amount. Further, the Company may need additional financing for the project, which may involve equity, debt, joint ventures and asset sales, and which may involve arrangements with Vornado Realty Trust. If the project is not completed on a timely basis, the Bloomberg L.P. lease may be cancelled and significant penalties may apply. See Vornado “Completion Guarantee” described below.

         In conjunction with the closing of the Lexington Avenue construction loan on July 3, 2002, the Lexington Avenue management and development agreement was amended to provide for a term lasting until substantial completion of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006 or the payment in full of the construction loan encumbering the property. Vornado has also agreed to guarantee among other things, the lien free, timely completion of the construction of the project, and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado is 1% of construction costs (as defined) and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advance is at 15% per annum.

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

         At June 30, 2002, $26,000,000 was available under the secured line of credit with Vornado.

         On May 8, 2002 the Company entered into an agreement to sell its Third Avenue property located in the Bronx, New York for $15,000,000 which would result in a gain of approximately $10,800,000. This sale is expected to be completed during the third quarter of this year. The Company has received a non-refundable deposit of $750,000 from the purchaser. This agreement is conditional and there can be no assurance it will be consummated.

         On May 30, 2002 the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000 which would result in a gain of approximately $15,800,000. The Company has received a non-refundable deposit of $1,300,000 from the purchaser. This sale is expected to be completed during the third quarter of this year.

         The Company estimates that the fair market values of its assets are substantially in excess of their historical cost. The Company continues to evaluate its needs for capital which may be raised through (a) property specific or corporate borrowing, (b) the sale of securities and (c) other asset sales. Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

         Cash Flows

Six Months Ended June 30, 2002

         Net cash provided by operating activities of $681,000 was comprised of (i) net income of $2,398,000 (including income from discontinued operations of $177), (ii) non-cash items of $6,394,000, offset by the net change in operating assets and liabilities of $8,111,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $3,682,000, (ii) compensation expense of $4,236,000, offset by (iii) the effect of straight-lining of rental income of $1,524,000.

         Net cash used in investing activities of $35,149,000 was caused by capital expenditures of $34,903,000. The capital expenditures were primarily related to Lexington Avenue development.

         Net cash used in financing activities of $1,347,000, resulted primarily from debt payments of $1,261,000.

Six Months Ended June 30, 2001

         Cash provided by operating activities of $1,872,000 was comprised of (i) net income of $27,677,000 (includes income from discontinued operations of $22,370,000), (ii) non-cash items of $2,537,000, offset by (iii) gain on sale of Fordham Road property of $19,026,000, (iv) extraordinary gain from early extinguishment of debt of $3,534,000, and (v) the net change in operating assets and liabilities of $5,782,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $4,222,000, offset by (ii) the effect of straight-lining of rental income of $1,685,000.

         Net cash provided by investing activities of $140,000 (includes cash provided by discontinued operations of $23,701,000) was comprised of (i) proceeds from the sale of Fordham Road property of $23,701,000, and (ii) the release of restricted cash of $11,243,000 offset by (iii) capital expenditures of $19,131,000 and (iv) an increase in restricted cash of $15,673,000. The capital expenditures were primarily comprised of (i) capitalized interest and other carrying costs of $11,000,000, (ii) renovations to the Kings Plaza Regional Shopping Center of $2,345,000, and (iii) excavation, foundation and predevelopment costs at Lexington Avenue of $4,565,000.

         Net cash provided by financing activities of $89,382,000 resulted primarily from an increase in debt of $232,685,000 partially offset by debt payments of $138,168,000.

Funds from Operations for the Three and Six Months Ended June 30, 2002 and 2001

         Funds used in operations was $857,000 in the quarter ended June 30, 2002, compared to funds from operations of $2,884,000 in the prior year’s quarter, a decrease of $3,741,000. Funds from operations was $2,991,000 in the six months ended June 30, 2002, compared to $6,614,000 in the prior year’s six months, a decrease of $3,623,000. Funds used in operations for the three months ended June 30, 2002 and funds from operations for the six months ended June 30, 2002, included stock appreciation rights compensation expense of $4,236,000 based on the Company’s closing stock price of $76.80 at June 30, 2002. The following table reconciles net (loss) income to funds (used in) from operations:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net (loss) income	$(1,133,000)	$2,070,000	$2,398,000	$27,677,000

Gain on Sale of Fordham Road property	—	—	—	(19,026,000)

Extraordinary gain from early extinguishment of debt	—	—	—	(3,534,000)

Depreciation and amortization of real property	1,651,000	1,600,000	3,294,000	3,182,000

Straight-lining of property rentals for rent escalations	(780,000)	(786,000)	(1,524,000)	(1,685,000)

Leasing fees paid in excess of expense recognized	(595,000)	—	(1,177,000)	—

	$(857,000)	$2,884,000	$2,991,000	$6,614,000

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

         Below are the cash flows provided by (used in) operating, investing and financing activities:

	For The Six Months Ended
	June 30,

	2002	2001

Operating activities	$681,000	$1,872,000

Investing activities	$(35,149,000)	$140,000

Financing activities	$(1,347,000)	$89,382,000

Recently Issued Accounting Standards

         In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The rescission of SFAS No. 4 is effective January 1, 2003. The amendments of SFAS No. 13 are effective for transactions occurring on or after May 15, 2002. The rescissions of SFAS No. 44 and 64 and the amendments of SFAS No. 13 did not have an impact on the Company’s financial statements.

         In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe the adoption of SFAS No. 146 will have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         At June 30, 2002, the Company had $144,000,000 of variable rate debt at a weighted average interest rate of 11.17% and $370,570,000 of fixed rate debt bearing interest at a weighted average interest rate of 7.13%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,440,000 decrease in the Company’s annual net income ($.29 per basic and diluted share).

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

Item 4. Submission of Matters to a Vote of Security Holders

         On May 29, 2002, the Company held its annual meeting of stockholders. The stockholders voted, in person or by proxy, for the election of the three nominees to serve on the Board of Directors for a term of three years, or until their respective successors are duly elected and qualified. The three nominees were approved. The results of the voting are shown below:

         Election of Directors:

		Votes
Directors	Votes Cast For	Withheld

David Mandelbaum	4,873,284	20,901

Richard West	4,873,234	20,951

Neil Underberg	4,873,384	20,801

         Because of the nature of the matters voted upon, there were no abstentions or broker non-votes.

Item 5. Other Information

         Effective June 6, 2002, Joseph Macnow has resumed the position of Chief Financial Officer of Alexander’s. Patrick Hogan, the former Chief Financial Officer has assumed other responsibilities at Vornado Realty Trust, the manager of Alexander’s.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation of S-K are filed herewith and are listed in the attached Exhibit Index.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC

(Registrant)

Date: August 7, 2002	/s/ Joseph Macnow

Joseph Macnow, Executive Vice-President and Chief Financial Officer

EXHIBIT INDEX

         The following is a list of all exhibits filed as part of the Report:

Exhibit
No.			Page

3(i)	—	Certificate of Incorporation, as amended. Incorporated herein by reference from Exhibit 3.0 to the Registrant’s Current Report on Form 8-K dated September 21, 1993.	*

3(ii)	—	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.	*

10(i)(A)(1)	—
Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of July 3, 2002, among 731 Residential Holding LLC. as the sole member Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager

10(i)(A)(2)	—
Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager

10(i)(B)(1)	—
Amended and Restated Credit Agreement dated July 3, 2002 between 59th Street Corporation and Vornado Lending, LLC (evidencing $40,000,000 of debt on which 59th Street Corporation became the direct borrower)

10(i)(B)(2)	—	Credit Agreement, dated July 3, 2002, between Alexander’s Inc. and Vornado Lending L.L.C. evidencing a $20,000,000 loan

10(i)(B)(3)	—	Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander’s Inc. and Vornado Lending L.L.C. evidencing a $50,000,000 line of credit facility (of which $24,000,000 has been advanced)

10(i)(B)(4)	—	Credit Agreement, dated July 3, 2002, between Alexander’s Inc. and Vornado Lending L.L.C. evidencing a $35,000,000 loan

10(i)(C)	—
Building Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders

10(i)(C)(1)	—
Project Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders

10(i)(C)(2)	—
Supplemental Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders

(10)(i)(C)(3)	—
Consolidated, Amended and Restated Building Loan Mortgage, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders

*	Incorporated by reference

Exhibit
No.			Page

10(i)(C)(4)	—
Consolidated, Amended and Restated Building Loan Note, dated as of July 3, 2002 by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders

10(i)(C)(5)	—	Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders

10(i)(C)(6)	—	Guaranty of Carry Obligations, dated as of July 3, 2002, executed by Alexander’s, Inc. for the benefit of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders

10(i)(C)(7)	—
Environmental Indemnity Agreement, dated as of July 3, 2002, executed by Alexander’s, Inc., 731 Residential LLC and 731 Commercial LLC in favor of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders

10(i)(C)(8)	—	Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., 731 Commercial LLC, 731 Residential LLC and Vornado Realty, L.P.

10(i)(D)	—
Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and Alexander’s Rego Shopping Center Inc., as mortgagor. Incorporated herein by reference from Exhibit 10(i)(E) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
*

10(i)(E)(1)	—
Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant’s Form 10-K for the fiscal year ended July 25, 1992.
*

10(i)(E)(2)	—
Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994.
*

10(i)(E)(3)	—	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P.

10(i)(E)(4)	—	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC

10(i)(F)(1)	—	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.

10(i)(F)(2)	—	59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp.

10(i)(F)(3)	—	Kings Plaza Management Agreement, dated as of May 31, 2001, by and between Alexander’s Kings Plaza LLC and Vornado Management Corp.

*	Incorporated by reference

Exhibit
No.			Page

10(ii)(A)(3)	—
Agreement of Lease for Rego Park, Queens, New York, between Alexander’s, Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.
*

10(ii)(A)(4)	—
Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit (ii)(E)(7) to the Registrant’s Form 10-K for the fiscal year ended July 25, 1992.
*

10(ii)(A)(4)	—
First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994.
*

10(ii)(A)(5)	—
Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue Acquisition Associates. Incorporated by reference from Exhibit 10(ii)(F) to the Registrant’s Form 10-K for the fiscal year ended July 31, 1993.
*

10(ii)(A)(6)	—
Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of Richfield, MN., Inc., dated as of March 1, 1995. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994.
*

10(ii)(A)(7)	—
Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994.
*

10(iii)(B)	—
Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann. Incorporated herein by reference from Exhibit 10(iii)(B) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994.
*

10(iv)(A)	—	Registrant’s Omnibus Stock Plan, as amended, dated May 28, 1997. Incorporated herein by reference from Exhibit 10 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1997.	*

10(v)(A)(1)	—
Amended and Restated Consolidated Mortgage and Security Agreement dated as of May 31, 2001 among Alexander’s Kings Plaza L.L.C. as mortgagor, Alexander’s of King L.L.C., as mortgagor and Kings Parking L.L.C., as mortgagor, collectively borrower, to Morgan Guaranty Trust Company of New York, as mortgagee. Incorporated herein by reference from Exhibit 10(v) A1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
*

10(v)(A)(2)	—
Amended, Restated and Consolidated Promissory Note, dated as of May 31, 2001 by and between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
*

*	Incorporated by reference

Exhibit
No.			Page

10(v)(A)(3)	—
Cash Management Agreement dated as of May 31, 2001 by and between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
*

10(v)(A)(4)	—
Note modification and Severance Agreement dated as of November 26, 2001, between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower and JP Morgan Chase Bank of New York, lender. Incorporated herein by reference from Exhibit 10(v)(A)(4) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.
*

10(v)(B)(1)	—
Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
*

10(v)(B)(2)	—	First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited Partnership, landlord and Bloomberg L.P., tenant

10(v)(C)(1)	—
Loan Agreement dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.
*

10(v)(C)(2)	—
Mortgage, Security Agreement and Fixture Financing Statement dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.
*

10(v)(C)(3)	—
Environmental undertaking letter dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.
*

10(v)(C)(4)	—
Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as Landlord, and IKEA Property, Inc. as Tenant. Incorporated herein by reference from Exhibit 10(v)(C)(4) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.
*

*	Incorporated by reference