Form 10-Q
period 2002-09-30
ALEXANDERS INC
filed 2002-10-31
CIK 3499

EXHIBIT INDEX ON PAGE 23

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements past 90 days.

☒ Yes	☐ No

As of October 25, 2002 there were 5,000,850 common shares outstanding.

ALEXANDER’S, INC.
AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXANDER’S, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(amounts in thousands except share amounts)

	(Unaudited)
	September 30,	December 31,
	2002	2001

ASSETS:

Real estate, at cost:

Land	$90,768	$90,768

Buildings, leaseholds and leasehold improvements	168,649	168,388

Construction in progress	280,442	168,736

Total	539,859	427,892

Less accumulated depreciation and amortization	(54,772)	(51,463)

Real estate, net	485,087	376,429

Assets held for sale	1,502	3,930

Cash and cash equivalents	90,840	135,258

Restricted cash	7,362	6,596

Accounts receivable, net of allowance for doubtful accounts of $262 in 2002 and $929 in 2001	1,786	1,534

Receivable arising from the straight-lining of rents, net	19,904	18,233

Deferred lease and other property costs	28,020	29,371

Deferred debt expense	15,591	5,840

Other assets	6,566	6,148

TOTAL ASSETS	$656,658	$583,339

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Debt (including $119,000 due to Vornado Realty Trust (Vornado) in 2002 and 2001)	$544,467	$515,831

Amounts due to Vornado	8,646	4,822

Accounts payable and accrued expenses	33,827	13,940

Other liabilities	4,859	3,665

TOTAL LIABILITIES	591,799	538,258

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock: no par value; authorized, 3,000,000 shares; issued, none	—	—

Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,174	5,174

Additional capital	24,843	24,843

Retained earnings	35,802	16,024

	65,819	46,041

Less treasury shares, 172,600 shares at cost	(960)	(960)

Total stockholders’ equity	64,859	45,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$656,658	$583,339

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(amounts in thousands except per share amounts)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

REVENUES:

Property rentals	$12,117	$10,480	$37,158	$31,588

Expense reimbursements	7,132	5,375	19,416	17,268

Total revenues	19,249	15,855	56,574	48,856

EXPENSES:

Operating (including management fee to Vornado of $360 and $341 for the three months ended in 2002 and 2001; $1,079 and $1,015 for the nine months ended in 2002 and 2001)	8,597	6,296	22,903	20,743

General and administrative (including management fee to Vornado of $540 and $1,620 each for the three and nine month ended in 2002 and 2001)	(3,274)	1,139	2,760	2,856

Depreciation and amortization	1,647	1,592	4,879	4,738

Total expenses	6,970	9,027	30,542	28,337

OPERATING INCOME	12,279	6,828	26,032	20,519

Interest and debt expense

(including interest on loans from Vornado)	(5,745)	(6,073)	(18,479)	(15,379)

Interest and other income, net	494	1,457	1,696	2,248

Income before gain on sale	7,028	2,212	9,249	7,388

Gain on sale of Fordham Road Property	—	—	—	19,026

Minority interest	—	(20)	—	(20)

Income before discontinued operations and extraordinary item	7,028	2,192	9,249	26,394

Income (loss) from discontinued operations	10,352	50	10,529	(9)

Extraordinary gain from early extinguishment of debt	—	—	—	3,534

NET INCOME	$17,380	$2,242	$19,778	$29,919

Income per share (basic and diluted):

Before discontinued operations and extraordinary item	$1.41	$.44	$1.85	$5.27

Discontinued operations	2.07	.01	2.10	—

Extraordinary item	—	—	—	.71

Net income	$3.48	$.45	$3.95	$5.98

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For The Nine Months Ended September 30,

	2002	2001

Cash Flows From Operating Activities:

Net income from continuing operations	$9,249	$29,928

Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:

Depreciation and amortization (including debt issuance costs)	6,240	5,989

Straight-lining of rental income, net	(2,333)	(2,420)

Minority Interest	—	20

Gain on Sale of Fordham Road property	—	(19,026)

Extraordinary gain from early extinguishment of debt	—	(3,534)

Change in assets and liabilities:

Accounts receivable	(252)	1,426

Amounts due to Vornado and its affiliate	(1,589)	768

Accounts payable and accrued expenses	(1,158)	(2,830)

Other liabilities	(681)	550

Other	(1,173)	(3,522)

Net cash provided by operating activities of continuing operations	8,303	7,349

Income (loss) from discontinued operations	10,529	(9)

Depreciation and amortization	65	54

Gain on sale of Third Avenue property	(10,366)	—

Net cash provided by (used in) discontinued operations	228	(45)

Net cash provided by operating activities	8,531	7,394

Cash Flows From Investing Activities:

Cash flow from continuing operations:

Additions to real estate	(84,759)	(30,056)

Cash restricted for operating liabilities	(5,711)	(19,876)

Cash made available for operating liabilities	4,945	11,197

Proceeds from sale of Fordham Road property	—	23,701

Cash made available for construction financing	—	8,388

Net cash used in continuing operations	(85,525)	(6,646)

Cash flow from discontinued operations:

Proceeds from sale of Third Avenue property	13,176	—

Deposit on sale of Flushing	1,875	—

Net cash provided by discontinued operations	15,051	—

Net cash used in investing activities	(70,474)	(6,646)

Cash Flows From Financing Activities:

Issuance of debt	55,500	232,685

Proceeds from minority interest	—	1,200

Debt repayments	(26,864)	(138,723)

Deferred debt expense	(11,111)	(5,079)

Net cash provided by financing activities	17,525	90,083

Net (decrease) increase in cash and cash equivalents	(44,418)	90,831

Cash and cash equivalents at beginning of period	135,258	2,272

Cash and cash equivalents at end of period	$90,840	$93,103

Supplemental disclosure of cash flow information:

Cash payments for interest (of which $16,025 and $14,748 have been capitalized)	$34,725	$29,008

See notes to consolidated financial statements.

ALEXANDER’S, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

         The Consolidated Balance Sheet as of September 30, 2002, the Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Alexander’s, Inc. and Subsidiaries’ (the “Company”) annual report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

2. RELATIONSHIP WITH VORNADO REALTY TRUST (“Vornado”)

         Vornado owns 33.1% of the Company’s common stock at September 30, 2002.

         The Company is managed by and its properties are leased by Vornado pursuant to management, leasing and development agreements with one-year terms expiring in March of each year which are automatically renewable. In conjunction with the closing of the Lexington Avenue construction loan on July 3, 2002 (Note 5), these agreements were bifurcated to cover the Company’s Lexington Avenue property separately. Further, the Lexington Avenue management and development agreements were amended to provide for a term lasting until substantial completion of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006 or the payment in full of the construction loan encumbering the property.

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

         Pursuant to both the pre and post July 3, 2002 management, leasing and development agreements, Vornado is entitled to a development fee based on 6% of construction costs as defined. The development fee for the Lexington Avenue project is estimated to be approximately $26,300,000. Under these agreements the Company incurred fees of $6,167,000 and $1,154,000 in the three months ended September 30, 2002 and 2001, and $12,769,000 and $5,220,000 in the nine months periods ended September 30, 2002 and 2001. The Company owes Vornado, $816,000 under the leasing agreement.

         The Company purchased 56,932 square feet of air rights at a price of $114 per square foot in July and October 2002 from Vornado. The Company sold 28,111 square feet of these air rights resulting in a gain of $281,000 in the fourth quarter of 2002 and used the balance for the development of its Lexington Avenue project.

ALEXANDER’S, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

         At September 30, 2002, the Company is indebted to Vornado in the amount of $119,000,000 comprised of (i) a $95,000,000 secured financing, and (ii) $24,000,000 under a $50,000,000 secured line of credit (which carries a 1% unused commitment fee). On March 15, 2002, the loan and the line of credit were extended to April 15, 2003. The interest rate on these loans was reset from 13.74% to 12.48% using a Treasury index (with a 3% floor) plus the same spread to treasuries as previously existed. The Company incurred interest on its loans from Vornado of $3,784,000 and $4,245,000 in the three months ended September 30, 2002 and 2001, and $11,685,000 and $13,210,000 in the nine months ended September 30, 2002 and 2001. At September 30, 2002, $26,000,000 was available under the secured line of credit. On July 3, 2002, in conjunction with the closing of the Lexington Avenue construction loan (Note 5), the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Lexington Avenue construction loan is repaid in full and the debt was bifurcated among various subsidiaries of the Company (all guaranteed by the Company). In addition amounts which may be due under the Completion Guarantee would be due at the same time.

3. SALE OF THIRD AVENUE PROPERTY

         On August 30, 2002 the Company closed on the sale of its Third Avenue property, located in the Bronx, New York. The 173,000 square feet property was sold for $15,000,000, resulting in a gain of $10,366,000. Included in the expenses relating to the sale, the Company paid a commission of $600,000, of which $350,000 was paid to Vornado pursuant to the 1992 Leasing Agreement between the companies.

4. ASSET HELD FOR SALE

         On May 30, 2002 the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000 which would result in a gain of approximately $15,800,000. The Company has received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the Landlord of the premises notified the Company of certain alleged defaults under the lease, including, but not limited to, actions taken by the prospective purchaser at the premises. The Company commenced an action for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction which temporarily restrains the Landlord from terminating the lease. On September 6, 2002, the Company notified the prospective purchaser that the purchaser failed to close on the purchase, in default of its obligations under the purchase contract. Negotiations are in process with all parties to attempt to settle the disputes, however there can be no assurance that these negotiations will be successful.

5. LEXINGTON AVENUE

         The development plans at Lexington Avenue consist of a 1.3 million square foot multi-use building. The building will contain 175,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), 880,000 net rentable square feet of office (690,000 square of which has been leased to Bloomberg L.P.) and 230,000 net sallable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the “Construction Loan”). The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by the Company. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 4.32%) and a term of forty-two months subject to two one-year extensions. The Company received an initial funding of $55,500,000 under the Construction Loan of which $25,000,000 was used to repay the Company’s term loan to a bank in the amount of $10,000,000 and a secured note in the amount of $15,000,000. Of the total construction budget of $630,000,000, $161,000,000 has been spent to date and an additional $185,000,000 has been committed to. Pursuant to this Construction Loan, Vornado has agreed to guarantee among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs (as defined). In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advances is at 15% per annum.

ALEXANDER’S, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

6. COMMITMENTS AND CONTINGENCIES

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

         In June 1997, the Kings Plaza Regional Shopping Center (the “Center”), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II “Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years ($2,013,000 has been paid as of September 30, 2002) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

         The majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company is pursuing claims against potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these third parties will be solvent. In addition, the costs associated with pursuing responsible parties may be cost prohibitive. The Company has not recorded an asset as of September 30, 2002 for potential recoveries of environmental remediation costs from other parties.

         Other than routine proceedings incidental to their businesses, neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding. The Company believes that these legal actions will not be material to the Company’s financial condition or results of operations.

Letters of Credit

         Approximately $8,100,000 in standby letters of credit were issued at September 30, 2002.

ALEXANDER’S, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per share:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

(amounts in thousands except per share amounts)

Numerator:

Income before discontinued operations and extraordinary item	$7,028	$2,192	$9,249	$26,394

Income (loss) from discontinued operations	10,352	50	10,529	(9)

Extraordinary gain from early extinguishment of debt	—	—	—	3,534

Net income	17,380	2,242	19,778	29,919

Denominator:

Denominator for basic income per share — weighted average shares	5,001	5,001	5,001	5,001

Effect of dilutive securities:

Employee stock options	—	—	—	—

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	5,001	5,001	5,001	5,001

INCOME PER COMMON SHARE —

BASIC AND DILUTED:

Income before discontinued operations and extraordinary item	$1.41	$.44	$1.85	$5.27

Income from discontinued operations	2.07	.01	2.10	—

Income from extraordinary item	—	—	—	.71

Net income per common share	$3.48	$.45	$3.95	$5.98

8. DISCONTINUED OPERATIONS

         Discontinued operations includes the Company’s Third Avenue and Flushing properties (see Note 3 and Note 4 for further details):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

(amounts in thousands)

Total revenues	$487	$565	$1,654	$1,516

Total expenses	501	515	1,491	1,525

Net (loss) income	(14)	50	163	(9)

Gain on sale of Third Avenue property	10,366	—	10,366	—

Income (loss) from discontinued operations	$10,352	$50	$10,529	$(9)

         The Flushing property is shown on the Balance Sheet as an “Asset held for sale” at September 30, 2002.

ALEXANDER’S, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. RECENTLY ISSUED ACCOUNTING STANDARDS

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

INDEPENDENT ACCOUNTANTS’ REPORT

Shareholders and Board of Directors
Alexander’s Inc.
New York, New York

         We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s Inc. and Subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alexander’s Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
October 30, 2002

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

         Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements for the three and nine months ended September 30, 2002 and 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s significant accounting policies are included in Note 2 - Summary of Significant Accounting Policies to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

         In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2001.

Real Estate

         Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated. When real estate and other property is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that management believes such costs are recoverable through the value of the property. The Company’s properties are reviewed for impairment if events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the Company incorrectly estimates the value of the asset or the undiscounted cash flows, the impairment charges may be different.

Revenue recognition

         Base rents, additional rents based on tenants’ sales volume and reimbursement of the tenants’ share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases if they provide for varying rents over the lease terms. Contingent rents are not recognized until realized. Before the Company can recognize revenue, it is required to assess, among other things, its collectibility. If the Company incorrectly determines the collectibility of its revenue, its net income and assets could be overstated.

Income Taxes

         The Company operates in a manner intended to enable it to continue to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, the Company’s net operating loss (“NOL”) carryovers generally would be available to offset the amount of the Company’s REIT taxable income that otherwise would be required to be distributed as a dividend to its stockholders.

Results of Operations

         The Company had net income of $17,380,000 in the quarter ended September 30, 2002, compared to $2,242,000 in the quarter ended September 30, 2001, an increase of $15,138,000 and net income of $19,778,000 for the nine months ended September 30, 2002, compared to $29,919,000 for the nine months ended September 30, 2001, a decrease of $10,141,000. The current year’s third quarter includes the reversal of the current year’s second quarter accrual of non-cash compensation expense of $4,236,000 relating to stock appreciation rights. The current year’s quarter and nine months includes income from discontinued operations comprised of a gain on the sale of the Third Avenue property of $10,366,000. The prior year’s nine months included gain on the sale of the Fordham Road property of $19,026,000 and an extraordinary gain from the early extinguishment of debt on such property of $3,534,000. Excluding these items, net income for the quarter and nine months ended September 30, 2002, would have been higher than net income in the corresponding prior year’s periods by $536,000 and $2,053,000, respectively. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, the Company reclassified its statements of operations to reflect income and expenses for properties which are held for sale as discontinued operations.

         Property rentals were $12,117,000 in the quarter ended September 30, 2002, compared to $10,480,000 in the prior year’s quarter, an increase of $1,637,000 and $37,158,000 for the nine months ended September 30, 2002, compared to $31,588,000 for the nine months ended September 30, 2001, an increase of $5,570,000. These increases resulted primarily from (i) commencement, on October 5, 2001, of the ground lease with IKEA at the Paramus property, and (ii) an increase in occupancy at the Kings Plaza Regional Shopping Center.

         Tenant expense reimbursements were $7,132,000 in the quarter ended September 30, 2002, compared to $5,375,00 in the prior year’s quarter, an increase of $1,757,000 and $19,416,000 for the nine months ended September 30, 2002, compared to $17,268,000 for the nine months ended September 30, 2001, an increase of $2,148,000. These increases resulted primarily from higher reimbursements for real estate taxes and repairs and maintenance over the prior year’s periods.

         Operating expenses were $8,597,000 in the quarter ended September 30, 2002, compared to $6,296,000 in the prior year’s quarter, an increase of $2,301,000. This increase resulted primarily from higher fuel costs for the utility plant at the Company’s Kings Plaza Regional Shopping Center which are not fully recoverable from tenants, and higher real estate taxes and repairs and maintenance. Operating expenses were $22,903,000 for the nine months ended September 30, 2002, compared to $20,743,000 for the nine months ended September 30, 2001, an increase of $2,160,000. This increase resulted primarily from higher real estate taxes and repairs and maintenance.

         General and administrative expenses in the current year’s third quarter include the reversal of the current year’s second quarter accrual of non-cash compensation expense of $4,236,000 based on the Company’s closing stock price of $61.00 at September 30, 2002. General and administrative expenses before the reversal of the accrual decreased by $177,000 and $96,000 in the current year’s quarter and nine months compared to the prior year’s periods. These decreases resulted primarily from lower professional fees.

         Interest and debt expense was $5,745,000 in the quarter ended September 30, 2002, compared to $6,073,000 in the quarter ended September 30, 2001, a decrease of $328,000 and $18,479,000 for the nine months ended September 30, 2002, compared to $15,379,000 for the nine months ended September 30, 2001, an increase of $3,100,000. These fluctuations occurred due to (i) $108,000,000 in additional mortgage borrowings from refinancing the Kings Plaza property on June 1, 2001, and (ii) a $68,000,000 mortgage loan on the Paramus property obtained on October 5, 2001. The increase in interest expense resulting from higher average borrowings was partially offset by a decrease in average interest rates from 9.46% to 8.30% and higher capitalized interest relating to the Company’s development property.

         Interest and other income was $494,000 in the quarter ended September 30, 2002, compared to $1,457,000 in the prior year’s quarter, a decrease of $963,000 and $1,696,000 for the nine months ended September 30, 2002, compared to $2,248,000 for the nine months ended September 30, 2001, a decrease of $552,000. These decreases resulted primarily from lower yields on investments.

         Discontinued operations includes the Company’s Third Avenue and Flushing properties (see Note 3 and Note 4 for further details):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

		(amounts in thousands)

Total revenues	$487	$565	$1,654	$1,516

Total expenses	501	515	1,491	1,525

Net (loss) income	(14)	50	163	(9)

Gain on sale of Third Avenue property	10,366	—	10,366	—

Income (loss) from discontinued operations	$10,352	$50	$10,529	$(9)

         The Flushing property is shown on the Balance Sheet as an “Asset held for sale” at September 30, 2002.

Liquidity and Capital Resources

         In the aggregate, Alexander’s operating properties do not generate sufficient cash flow to pay all of its expenses. As rents commence from the Lexington Avenue property (currently under development) the Company expects that cash flow will become positive.

         The development plans at Lexington Avenue consist of a 1.3 million square foot multi-use building. The building will contain 175,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), 880,000 net rentable square feet of office (690,000 square of which has been leased to Bloomberg L.P.) and 230,000 net sallable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the “Construction Loan”). The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by the Company. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 4.32%) and a term of forty-two months subject to two one-year extensions. The Company received an initial funding of $55,500,000 under the Construction Loan, of which $25,000,000 was used to repay the Company’s term loan to a bank in the amount of $10,000,000 and a secured note in the amount of $15,000,000. Of the total construction budget of $630,000,000, $161,000,000 has been spent to date and an additional $185,000,000 has been committed to. There can be no assurance that the Lexington Avenue project ultimately will be completed, completed on time or completed for the budgeted amount. Further, the Company may need additional financing for the project, which may involve equity, debt, joint ventures and asset sales, and which may involve arrangements with Vornado Realty Trust. If the project is not completed on a timely basis, the Bloomberg L.P. lease may be cancelled and significant penalties may apply. See Vornado “Completion Guarantee” described below.

         In conjunction with the closing of the Lexington Avenue construction loan on July 3, 2002, the Lexington Avenue management and development agreement was amended to provide for a term lasting until substantial completion of the property, with automatic renewals, and for the payment of the estimate development fee of $26,300,000 upon the earlier of January 3, 2006 or the payment in full of the construction loan encumbering the property. Vornado has also agreed to guarantee among other things, the lien free, timely completion of the construction of the project, and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado is 1% of construction costs (as defined) and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advance is at 15% per annum.

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

         At September 30, 2002, $26,000,000 was available under the secured line of credit with Vornado.

         On August 30, 2002 the Company closed on the sale of its Third Avenue property, located in the Bronx, New York. The 173,000 square feet property was sold for $15,000,000 resulting in a gain of $10,366,000.

         On May 30, 2002 the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000 which would result in a gain of approximately $15,800,000. The Company has received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the Landlord of the premises notified the Company of certain alleged defaults under the lease, including, but not limited to, actions taken by the prospective purchaser at the premises. The Company commenced an action for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction which temporarily restrains the Landlord from terminating the lease. On September 6, 2002, the Company notified the prospective purchaser that the purchaser failed to close on the purchase, in default of its obligations under the purchase contract. Negotiations are in process with all parties to attempt to settle the disputes, however there can be no assurance that these negotiations will be successful.

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

         Cash Flows

Nine Months Ended September 30, 2002

         Net cash provided by operating activities of $8,531,000 was comprised of (i) net income before the gain on sale of the Third Avenue property was $9,412,000, (ii) non-cash items of $3,972,000, offset by and (iii) the net change in operating assets and liabilities of $4,853,000. The adjustments for non-cash items are comprised of depreciation and amortization of $6,305,000, offset by the effect of straight-lining of rental income of $2,333,000.

         Net cash used in investing activities of $70,474,000 (includes cash provided by discontinued operations of $15,051,000) was comprised of capital expenditures of $84,759,000, partially offset by proceeds from the sale of Third Avenue property of $13,176,000. The capital expenditures were primarily related to Lexington Avenue development.

         Net cash provided by financing activities of $17,525,000 resulted primarily from an increase in debt of $55,500,000, partially offset by debt repayments of $26,864,000 and debt issuance costs of $11,111,000.

Nine Months Ended September 30, 2001

         Net cash provided by operating activities of $7,394,000 was comprised of (i) net income of $29,919,000, (ii) non-cash items of $3,643,000, offset by (iii) gain on sale of Fordham Road property of $19,026,000, (iv) extraordinary gain from early extinguishment of debt of $3,534,000, and (v) the net change in operating assets and liability of $3,608,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $6,043,000, offset by (ii) the effect of straight-lining of rental income of $2,420,000.

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

         Net cash provided by financing activities of $90,083,000 resulted primarily from an increase in debt of $232,685,000 partially offset by debt repayments of $138,723,000.

Funds from Operations for the Three and Nine Months Ended September 30, 2002 and 2001

         Funds from operations was $7,249,000 in the quarter ended September 30, 2002, compared to $3,117,000 in the prior year’s quarter, an increase of $4,132,000. Funds from operations was $10,240,000 in the nine months ended September 30, 2002, compared to $9,731,000 in the prior year’s nine months, an increase of $509,000. Funds from operations for the three months ended September 30, 2002 include $4,236,000, representing the reversal of stock appreciation rights compensation expense recorded in the second quarter of 2002. The following table reconciles net income to funds from operations:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income	$17,380,000	$2,242,000	$19,778,000	$29,919,000

Depreciation and amortization of real property	1,650,000	1,610,000	4,944,000	4,792,000

Straight-lining of property rentals for rent escalations	(809,000)	(735,000)	(2,333,000)	(2,420,000)

Leasing fees paid in excess of expense recognized	(606,000)	—	(1,783,000)	—

Gain on Sale of Third Avenue property	(10,366,000)	—	(10,366,000)	—

Gain on Sale of Fordham Road property	—	—	—	(19,026,000)

Extraordinary gain from early extinguishment of debt	—	—	—	(3,534,000)

Funds from operations	$7,249,000	$3,117,000	$10,240,000	$9,731,000

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

         Below are the cash flows provided by (used in) operating, investing and financing activities:

	For The Nine Months Ended
	September 30,

	2002	2001

Operating activities	$8,531,000	$7,394,000

Investing activities	$(70,474,000)	$(6,646,000)

Financing activities	$17,525,000	$90,083,000

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 2002, the Company had $174,500,000 of variable rate debt at a weighted average interest rate of 9.90% and $369,967,000 of fixed rate debt bearing interest at a weighted average interest rate of 7.13%. A one percent increase in the base used to determine the interest rate of the variable rate debt would result in a $1,745,000 decrease in the Company’s annual net income ($.35 per basic and diluted share).

Item 4. Controls and Procedures

         Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Alexander’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         For a discussion of the litigation concerning the sale of the Company’s subsidiary which owns the building and has the ground lease for its property in Flushing, New York, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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

         During the quarter ended September 30, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.

(Registrant)

Date: October 31, 2002	/s/ Joseph Macnow

Joseph Macnow, Executive Vice-President and Chief Financial Officer

CERTIFICATION

I, Steven Roth, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alexander’s, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

/s/  Steven Roth

Steven Roth
Chief Executive Officer

CERTIFICATION

I, Joseph Macnow, Executive Vice President—Finance and Administration and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alexander’s, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

/s/ Joseph Macnow

Joseph Macnow,
Executive Vice President—Finance and Administration
   and Chief Financial Officer

EXHIBIT INDEX

         The following is a list of all exhibits filed as part of the Report:

Exhibit
No.			Page

3(i)	—	Certificate of Incorporation, as amended. Incorporated herein by reference from Exhibit 3.0 to the Registrant’s Current Report on Form 8-K dated September 21, 1993.	*

3(ii)	—	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.	*

10(i)(A)(1)	—	Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of July 3, 2002, among 731 Residential Holding LLC. as the sole member Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(A)(2)	—	Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(B)(1)	—	Amended and Restated Credit Agreement dated July 3, 2002 between 59th Street Corporation and Vornado Lending, LLC (evidencing $40,000,000 of debt on which 59th Street Corporation became the direct borrower). Incorporated herein by reference from Exhibit 10(i)(B)(1) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(B)(2)	—	Credit Agreement, dated July 3, 2002, between Alexander’s Inc. and Vornado Lending L.L.C. evidencing a $20,000,000 loan. Incorporated herein by reference from Exhibit 10(i)(B)(2) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(B)(3)	—	Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander’s Inc. and Vornado Lending L.L.C. evidencing a $50,000,000 line of credit facility (of which $24,000,000 has been advanced). Incorporated herein by reference from Exhibit 10(i)(B)(3) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(B)(4)	—	Credit Agreement, dated July 3, 2002, between Alexander’s Inc. and Vornado Lending L.L.C. evidencing a $35,000,000 loan. Incorporated herein by reference from Exhibit 10(i)(B)(4) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

*	Incorporated by reference

Exhibit
No.			Page

10(i)(C)	—	Building Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(C)(1)	—	Project Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(C)(2)	—	Supplemental Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(2) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

(10)(i)(C)(3)	—	Consolidated, Amended and Restated Building Loan Mortgage, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(3) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(C)(4)	—	Consolidated, Amended and Restated Building Loan Note, dated as of July 3, 2002 by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(4) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(C)(5)	—	Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(5) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(C)(6)	—	Guaranty of Carry Obligations, dated as of July 3, 2002, executed by Alexander’s, Inc. for the benefit of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(6) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(C)(7)	—	Environmental Indemnity Agreement, dated as of July 3, 2002, executed by Alexander’s, Inc., 731 Residential LLC and 731 Commercial LLC in favor of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(7) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

*	Incorporated by reference

Exhibit
No.			Page

10(i)(C)(8)	—	Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., 731 Commercial LLC, 731 Residential LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(C)(8) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(D)	—	Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and Alexander’s Rego Shopping Center Inc., as mortgagor. Incorporated herein by reference from Exhibit 10(i)(E) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.	*

10(i)(E)(1)	—	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the Registrant’s Form 10-K for the fiscal year ended July 25, 1992.	*

10(i)(E)(2)	—	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994.	*

10(i)(E)(3)	—	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(E)(4)	—	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated herein by reference from Exhibit 10(i)(E)(4) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(F)(1)	—	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(F)(2)	—	59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(2) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(i)(F)(3)	—	Kings Plaza Management Agreement, dated as of May 31, 2001, by and between Alexander’s Kings Plaza LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(3) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(ii)(A)(3)	—	Agreement of Lease for Rego Park, Queens, New York, between Alexander’s, Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.	*

*	Incorporated by reference

Exhibit
No.			Page

10(ii)(A)(4)	—	Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit (ii)(E)(7) to the Registrant’s Form 10-K for the fiscal year ended July 25, 1992.	*

10(ii)(A)(4)	—	First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994.	*

10(ii)(A)(5)	—	Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue Acquisition Associates. Incorporated by reference from Exhibit 10(ii)(F) to the Registrant’s Form 10-K for the fiscal year ended July 31, 1993.	*

10(ii)(A)(6)	—	Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of Richfield, MN., Inc., dated as of March 1, 1995. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994.	*

10(ii)(A)(7)	—	Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994.	*

10(iii)(B)	—	Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann. Incorporated herein by reference from Exhibit 10(iii)(B) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994.	*

10(iv)(A)	—	Registrant’s Omnibus Stock Plan, as amended, dated May 28, 1997. Incorporated herein by reference from Exhibit 10 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1997.	*

10(v)(A)(1)	—	Amended and Restated Consolidated Mortgage and Security Agreement dated as of May 31, 2001 among Alexander’s Kings Plaza L.L.C. as mortgagor, Alexander’s of King L.L.C., as mortgagor and Kings Parking L.L.C., as mortgagor, collectively borrower, to Morgan Guaranty Trust Company of New York, as mortgagee. Incorporated herein by reference from Exhibit 10(v) A1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.	*

10(v)(A)(2)	—	Amended, Restated and Consolidated Promissory Note, dated as of May 31, 2001 by and between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.	*

10(v)(A)(3)	—	Cash Management Agreement dated as of May 31, 2001 by and between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.	*

*	Incorporated by reference

Exhibit
No.			Page

10(v)(A)(4)	—	Note modification and Severance Agreement dated as of November 26, 2001, between Alexander’s Kings Plaza L.L.C., Alexander’s of Kings L.L.C. and Kings Parking L.L.C., collectively borrower and JP Morgan Chase Bank of New York, lender. Incorporated herein by reference from Exhibit 10(v)(A)(4) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.	*

10(v)(B)(1)	—	Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.	*

10(v)(B)(2)		First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v)(B)(2) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*

10(v)(C)(1)	—	Loan Agreement dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(1) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.	*

10(v)(C)(2)	—	Mortgage, Security Agreement and Fixture Financing Statement dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(2) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.	*

10(v)(C)(3)	—	Environmental undertaking letter dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(3) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.	*

10(v)(C)(4)	—	Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as Landlord, and IKEA Property, Inc. as Tenant. Incorporated herein by reference from Exhibit 10(v)(C)(4) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.	*

15.1	—	Letter regarding unaudited interim financial information.

*	Incorporated by reference