Form 10-K
period 2002-12-31
ALEXANDERS INC
filed 2003-03-07
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 52


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2002
                                             -----------------

                         Commission file number: 1-6064
                                                 ------

                                ALEXANDER'S, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   51-0100517
                 --------                                   ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


   888 SEVENTH AVENUE, NEW YORK, NEW YORK                    10019
   --------------------------------------                    -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES X   NO

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, i.e. by persons other than officers of Alexander's Inc. as reflected in the table in Item 12 of this Form 10-K, as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2002 was $151,273,000.

As of February 1, 2003, there were 5,000,850 shares of the registrant's common stock, par value $1 per share outstanding.

                       Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareholders to be held May 28, 2003

                                              TABLE OF CONTENTS

                 Item                                                                    Page
                 ----                                                                    ----
   PART I.       1.          Business                                                       4

                 2.          Properties                                                     7

                 3.          Legal Proceedings                                             11

                 4.          Submission of Matters to a Vote of Security Holders           11

                             Executive Officers of the Company                             12

   PART II.      5.          Market for Registrant's Common

                             Equity and Related Stockholder Matters                        13

                 6.          Selected Financial Data                                       14

                 7           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                           15

                 7A.         Quantitative and Qualitative Disclosures about Market
                             Risk                                                          23

                 8.          Financial Statements and Supplementary Data                   24

                 9.          Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure                        24


   PART III.     10.         Directors and Executive Officers of the Registrant            44 (1)

                 11.         Executive Compensation                                        44 (1)

                 12.         Security Ownership of Certain

                             Beneficial Owners and Management                              44 (1)


                 13.         Certain Relationships and Related Transactions                44 (1)

                 14.         Controls and Procedures

   PART IV       15.         Exhibits, Financial Statement

                             Schedules, and Reports on Form 8-K                            45

   SIGNATURES                                                                              46
   CERTIFICATIONS                                                                          47

----------

(1) These items are omitted because the Company will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2002, which is incorporated by reference.

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This annual report on form 10-K contains certain forward-looking statements regarding the Company's financial condition, results of operations and business. You can find many of these statements by looking for words such as "believes", "expects", "anticipates", "estimates", "intends", "plans" or similar expressions in this annual report on Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following: (a) national, regional and local economic conditions;
(b) the continuing impact of the September 11, 2001 terrorist attacks and the threat of future terrorist attacks on our tenants and the national, regional and local economies, including, in particular, the New York City metropolitan areas;
(c) local conditions such as an oversupply of space or a reduction in demand for real estate in the area; (d) the financial condition of tenants; (e) competition from other available space; (f) whether tenants consider a property attractive;
(g) whether we are able to pass some or all of any increased operating costs we experience through to our tenants; (h) how well we manage our properties; (i) increased interest expense; (j) decreases in market rental rates; (k) the timing and costs associated with property improvements and rentals; (l) changes in taxation or zoning laws; (m) government regulations; (n) our failure to continue to qualify as a real estate investment trust; (o) availability of financing on acceptable terms; (p) potential liability under environmental or other laws or regulations; (q) general competitive factors; (r) dependence upon Vornado Realty Trust; and (s) possible conflicts of interest with Vornado Realty Trust.

      For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this annual report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

PART I
Item 1. Business

GENERAL

      Alexander's, Inc. (the "Company") is a real estate investment trust ("REIT") engaged in leasing, managing, developing and redeveloping properties. Alexander's activities are conducted through its manager, Vornado Realty Trust ("Vornado").

      Alexander's has six properties consisting of:

      Operating properties:

      (i) the Kings Plaza Regional Shopping Center on Flatbush Avenue in Brooklyn, New York, which contains 1,100,000 square feet, is comprised of a two-level mall containing 470,000 square feet (the "Mall"), a 289,000 square foot department store leased to Sears and another anchor department store owned and operated as a Macy's by Federated Department Stores, Inc. ("Federated");

      (ii) the Rego Park I property located on Queens Boulevard and 63rd Road in Rego Park, Queens, New York, which contains a 351,000 square foot building, which is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

      (iii) the Paramus property which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey which is leased to IKEA Properties, Inc; and

      Asset held for sale:

      (iv) the Flushing property located at Roosevelt Avenue and Main Street in Flushing, New York, which contains a 177,000 square foot building that is currently vacant;

      Property under development:

      (vi) the Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York; and

      Property to be developed:

      (vii) the Rego Park II property, which comprises one and one-half square blocks of vacant land adjacent to the Rego Park I property.

      Lexington Avenue:

      The development plans at Lexington Avenue consist of approximately 1.3 million square foot multi-use building. The building will contain approximately 154,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office (695,000 square feet of which has been leased to Bloomberg L.P.) and approximately 248,000 net saleable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the "Construction Loan"). The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by the Company of which $107,000,000 has been expended through December 31, 2002. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.94%) and a term of forty-two months subject to two one-year extensions. The Company received an initial funding of $55,500,000 under the Construction Loan of which $25,000,000 was used to repay the Company's term loan to a bank in the amount of $10,000,000 and a secured note in the amount of $15,000,000. Of the total construction budget of $630,000,000, $162,000,000 has been expended through December 31, 2002 and an additional $184,000,000 has been committed to. Pursuant to this Construction Loan, Vornado has agreed to guarantee, among other things, the lien free, timely, completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company.

      The lease with Bloomberg L.P. has an initial term of 25 years, with a ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter.

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

Significant Tenants

      Sears accounted for 19%, 21% and 21% of the Company's consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. No other tenant accounted for more than 10% of revenues.

Dispositions

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

      On May 30, 2002 the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000 which would result in a gain of approximately $15,800,000. The Company has received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the Landlord of the premises notified the Company of certain alleged defaults under the lease, including, but not limited to the fact that the purchaser performed unauthorized construction at the premises. The Company commenced an action for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction which temporarily restrains the Landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that the purchaser failed to close and is in default of its obligations under the purchase contract. While negotiations are in process with the parties to attempt to settle the disputes, there can be no assurance that the sale will be consummated, or that the dispute with the landlord will be resolved favorably, or that the deposit will not be required to be returned. The Company continues to explore all of its options, including subleasing the property.

Liquidity

      In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the Lexington Avenue property, which is not expected until 2005, the Company expects that cash flow will become positive. The Company continues to evaluate its needs for capital, which may be raised through (a) additional debt, including funds available under its line of credit with Vornado (see description below) or mezzanine borrowings, (deeply subordinated debt which is not secured by a senior interest in assets), (b) the sale of securities and (c) asset sales (the Company estimates that the fair market value of its assets are substantially in excess of their historical cost). Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow. (See the Liquidity Section of Management's Discussion and Analysis of Financial Condition and Operations for further details).

Relationship with Vornado Realty Trust ("Vornado")

      Vornado owns 33.1% of the Company's Common Stock at December 31, 2002. Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2001, Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 27.5% of the outstanding common stock of the Company, and 12.9% of the outstanding common shares of beneficial interest of Vornado.

      The Company is managed by and its properties are leased by Vornado pursuant to management, leasing and development agreements. Vornado is a fully integrated REIT with significant experience in the ownership, development, leasing, operation and management of retail and office properties. Further, in conjunction with the Company's Lexington Avenue development project, Vornado has agreed to guarantee, among other things, the lien free, timely completion of the construction and funding of project costs in excess of a stated budget, if not funded by the Company. Those agreements are described in Note 8 to the Company's consolidated financial statements.

      At December 31, 2002, the Company was indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000 financing, and (ii) $24,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and the line of credit which is currently 12.48%, will reset quarterly using a Treasury index (with a 3% floor) plus the same spread to treasuries as previously existed. On July 3, 2002, in conjunction with the closing of the Lexington Avenue construction loan, the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Lexington Avenue construction loan is repaid in full. The Lexington Avenue construction loan matures on January 3, 2006, subject to two one-year extensions. In addition amounts which may be due under the Completion Guarantee would be due at the same time.

ENVIRONMENTAL MATTERS

      In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation ("NYDEC") has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years ($2,087,000 has been paid as of December 31, 2002) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

      The Company believes the majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company is pursuing claims against potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these third parties will be solvent. In addition, the costs associated with pursuing responsible parties may be cost prohibitive. The Company has not recorded an asset as of December 31, 2002 for possible recoveries of environmental remediation costs from potentially responsible third parties.

COMPETITION

      The Company conducts its real estate operations in the New York metropolitan area, a highly competitive market. The Company's success depends upon, among other factors, trends of national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, interest rates, construction and renovation costs, income tax laws, governmental regulations and legislation, population trends, the market for real estate properties in the New York metropolitan area, zoning laws and the ability of the Company to lease, sublease or sell its properties at profitable levels. The Company competes with a large number of real estate property owners. In addition, although the Company believes that it will realize significant value from its properties over time, the Company anticipates that it may take a number of years before all of its properties generate cash flow at or near anticipated levels. The Company's success is also subject to its ability to finance its development and to refinance its debts as they come due.

EMPLOYEES

      The Company currently has one corporate level employee and 59 property level employees.

      The Company is a Delaware corporation with its principal executive office located at 888 Seventh Avenue, New York, New York, 10019, telephone (212) 894-7000.

AVAILABLE INFORMATION

      The Company does not maintain its own internet web site and so its annual, quarterly and current reports are not available in this fashion. However, you may request a copy of these filings, at no cost, by writing or calling the Company.

Item 2.  Properties

The following table shows the location, approximate size and leasing status as of December 31, 2002 of each of the Company's properties.

                                                          Approximate
                                          Approximate       Building
                                          Land Area in      Leaseable       Average
                                           Square Feet    Square Feet/     Annualized
                                            ("SF")         Number of       Base Rent      Percent
        Property             Ownership     or Acreage        Floors       Per Sq. Foot     Leased
        --------             ---------     ----------        ------       ------------     ------
  OPERATING PROPERTIES

     Kings Plaza Regional     Owned         24.3 acres    759,000/2and4   $      31.76           98%
      Shopping Center                                            (1)(2)
      Flatbush Avenue
      Brooklyn, New York

     Rego Park I              Owned          4.8 acres        351,000/3          31.29          100%
      Queens Blvd. &                                             (1)
      63rd Road
      Rego Park, New York


     Routes 4 & 17            Owned         30.3 acres              N/A            N/A          100%
     Paramus, New Jersey                                         Ground         Ground
                                                                  Lease          Lease

     Roosevelt Avenue &      Leased (3)      44,975 SF        177,000/4             --            0%
      Main Street                                                (1)
      Flushing, New York
                                                              ---------
                                                               1,287,000
                                                              =========

  PROPERTY UNDER
  DEVELOPMENT
     Square block at East     Owned          84,420 SF     1,297,000/55
      59th Street &
      Lexington Avenue
      New York, New York

  NON-OPERATING PROPERTY TO
  BE DEVELOPED
     Rego Park II             Owned          6.6 acres               --
      Queens, New York

                              Significant                     Lease
                                Tenants          Square     Expiration/
                            (30,000 square       Footage      Option
        Property             feet or more)       Leased     Expiration
        --------             -------------      ------     ----------
  OPERATING PROPERTIES

     Kings Plaza Regional         Sears          289,000    2023/2033
      Shopping Center        119 Mall tenants    455,000     Various
      Flatbush Avenue
      Brooklyn, New York

     Rego Park I                  Sears          195,000    2021/2031
      Queens Blvd. &           Circuit City       50,000       2021
      63rd Road                 Bed Bath &
      Rego Park, New York        Beyond           46,000    2013/2021
                                Marshalls         39,000    2008/2021

     Routes 4 & 17            IKEA Property,       N/A          2041
     Paramus, New Jersey           Inc.          Ground
                                                  Lease

     Roosevelt Avenue &            --                 --
      Main Street
      Flushing, New York

  PROPERTY UNDER
  DEVELOPMENT
     Square block at East     Bloomberg L.P.      695,000     2030/2040
      59th Street &          Hennes & Mauritz      45,000        2020
      Lexington Avenue
      New York, New York

  NON-OPERATING PROPERTY TO
  BE DEVELOPED
     Rego Park II
      Queens, New York

----------

(1)   Excludes parking garages.

(2) Excludes the 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc.

(3) Leased to the Company through January 2027. The Company is obligated to pay rent to the landlord as follows: $331,000 per year from February 1997 through January 2007, $220,000 per year from February 2007 through January 2017, and $147,000 per year from February 2017 through January 2027. Classified as "an asset held for sale" at December 31, 2002.

Operating Properties:

Kings Plaza Regional Shopping Center

      The Kings Plaza Regional Shopping Center (the "Center") contains approximately 1.1 million square feet and is comprised of a two-level mall (the "Mall") containing 470,000 square feet and two four-level anchor stores. One of the anchor stores is owned by the Company and leased to Sears, while the other anchor store is owned and operated as a Macy's store by Federated. The Center occupies a 24.3-acre site at the intersection of Flatbush Avenue and Avenue U located in Brooklyn, New York. Among the Center's features are a marina, a five-level parking structure and an energy plant that generates all of the Center's electrical power. The Company completed a renovation of the interior of the Mall in 2001 and the exterior of the Mall in 2002.

      The following table shows lease expirations for the Mall tenants in the Center for the next ten years, assuming none of the tenants exercise renewal options:

                                                                                       Percent of     Percent of
                                    Approximate                                        Total Leased    2002 Gross
                                   Leased Area in     Annualized       Annualized        Square       Annual Base
                                     Square Feet      Fixed Rent       Fixed Rent        Footage        Rentals
                      Number of        Under            Under        Under Expiring    Represented    Represented
                       Leases         Expiring         Expiring       Leases per      by Expiring    by Expiring
            Year      Expiring         Leases           Leases        Square Foot        Leases         Leases
            ----      --------         ------           ------        -----------        ------         ------
            2003          10             30,919        $1,200,155         $38.82            6.8%           5.8%
            2004           4             20,995           894,391          42.60            4.6%           4.3%
            2005           8              1,733           471,500         272.07             .4%           2.3%
            2006          14             79,943         2,392,844          29.93           17.6%          11.5%
            2007          16             51,155         2,447,805          47.85           11.2%          11.8%
            2008           4              5,341           295,055          55.24            1.2%           1.4%
            2009          15             74,371         3,703,167          49.79           16.3%          17.8%
            2010          12             26,459         1,737,756          65.68            5.8%           8.4%
            2011          14             39,023         1,971,003          50.51            8.6%           9.5%
            2012          17             82,696         2,865,967          34.66           18.2%          13.8%



      The following table shows the occupancy rate and the average annual rent per square foot for the Mall stores as of:

                                                             Average
                                                        Annual Base Rent
                                  Occupancy Rate         Per Square Foot
                                  --------------         ---------------
         December 31, 2002              97%                $  45.59
         December 31, 2001              96%                   45.97
         December 31, 2000              91%                   44.66
         December 31, 1999              86%                   43.12
         December 31, 1998              90%                   40.63

      The Center is encumbered by a first mortgage loan with a balance of $219,307,000 at December 31,2002. The loan matures in June 2011 and bears interest at 7.46%.

Rego Park I

      The Rego Park I property encompasses the entire block fronting on Queens Boulevard and bounded by 63rd Road, 62nd Drive, 97th Street and Junction Boulevard.

      The existing 351,000 square foot building was redeveloped in 1996 and is fully leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy. In addition, in conjunction with the redevelopment, a multi-level parking structure was constructed that provides paid parking spaces for approximately 1,200 vehicles.

      The property is encumbered by a first mortgage loan with a balance of $82,000,000 at December 31,2002. The loan matures in May 2009 and bears interest at 7.25%

Paramus

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

Asset held for Sale:

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

      On May 30, 2002 the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000 which would result in a gain of approximately $15,800,000. The Company has received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the Landlord of the premises notified the Company of certain alleged defaults under the lease, including, but not limited to the fact that the purchaser performed unauthorized construction at the premises. The Company commenced an action for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction which temporarily restrains the Landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that the purchaser failed to close and is in default of its obligations under the purchase contract. While negotiations are in process with the parties to attempt to settle the disputes, there can be no assurance that the sale will be consummated, or that the dispute with the Landlord will be resolved favorably, or that the deposit will not be required to be returned. The Company continues to explore all of its options, including subleasing the property.

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

      The development plans at Lexington Avenue consist of approximately 1.3 million square foot multi-use building. The building will contain approximately 154,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office (695,000 square feet of which has been leased to Bloomberg L.P.) and approximately 248,000 net saleable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the "Construction Loan"). The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by the Company of which $107,000,000 has been expended through December 31, 2002. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.94%) and a term of forty-two months subject to two one-year extensions. The Company received an initial funding of $55,500,000 under the Construction Loan of which $25,000,000 was used to repay the Company's term loan to a bank in the amount of $10,000,000 and a secured note in the amount of $15,000,000. Of the total construction budget of $630,000,000, $162,000,000 has been expended through December 31, 2002 and an additional $184,000,000 has been committed to. Pursuant to this Construction Loan, Vornado has agreed to guarantee, among other things, the lien free, timely, completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company.

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

Property to be Developed:

Rego Park II

      The Company owns two land parcels adjacent to the Rego Park I property. They are the entire square block bounded by the Long Island Expressway, 97th Street, 62nd Drive and Junction Boulevard and a smaller parcel of approximately one-half square block at the intersection of 97th Street and the Long Island Expressway. Both parcels are currently zoned for residential use. Both parcels are being used for public paid parking. The Company intends to continue to use these properties for paid parking while it evaluates its development options.

Insurance

      The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies have for the most part excluded terrorists acts from coverage in all risk policies. The Company has obtained $200 million of separate aggregate coverage for terrorists acts. In addition, the Company's builder's risk policy for the Lexington Avenue Development, which expires on December 1, 2003, includes coverage for terrorist acts up to $428 million. Therefore, the risk of financial loss in excess of these limits in the case of terrorist acts (as defined) is the Company's, which loss could be material.

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

      On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism". The Company's current property insurance carrier has advised us that there will be no additional premium for this coverage through the end of the policy term, June 30, 2003. The carrier has further advised us that the situation may change at renewal.

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

Item 4.    Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

Executive Officers of the Company

      The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.

                                        Principal Occupations, Position and Office (current and during the past
          Name                Age       five years with the Company unless otherwise stated)
          ----                ---       ----------------------------------------------------
Stephen Mann                   65       Chairman of the Board of Directors since March 2, 1995; Interim Chairman of the Board of Directors from August, 1994 to March 1, 1995; Chairman of
                                        Coast to Coast Financial Corp since 2001; Chairman of the Clifford
                                        Companies since 1990; and, prior thereto, counsel to Mudge Rose Guthrie
                                        Alexander & Ferdon, attorneys.


Steven Roth                    61       Chief Executive Officer of the Company since March 2, 1995; Chairman of the Board and Chief Executive Officer of Vornado since May 1989; Chairman of Vornado's Executive Committee of the Board since April 1988; and the
                                        Managing General Partner of Interstate, an owner of shopping centers and an investor in securities and partnerships.


Michael D. Fascitelli          46       President of the Company since August 1, 2000; Director of the Company and President and Trustee of Vornado Realty Trust since December 2, 1996;
                                        President and Director of Vornado Operating Company since 1998; Partner at Goldman, Sachs & Co. in charge of its real estate practice from
                                        December 1992 to December 1996; and Vice President at Goldman, Sachs &
                                        Co., prior to December 1992.


Joseph Macnow                  57       Executive Vice President and Chief Financial Officer of the Company since
                                        June 6, 2002; Executive Vice President - Finance and Administration from
                                        March 1, 2001 to June 6, 2002; Vice President and Chief Financial Officer
                                        of the Company from August 1995 to February 2001; Executive Vice
                                        President - Finance and Administration of Vornado since January 1998, and
                                        Chief Financial Officer of Vornado since March 2001 and Vice President and Chief Financial Officer of Vornado from 1985 to January 1998.


Patrick T. Hogan               35       Vice President - Chief Financial Officer from March 1, 2001 to June 6,
                                        2002; Vice President of Vornado since March 2001; Vice President - Chief
                                        Financial Officer of Vornado Operating Company since March 2001; Chief
                                        Financial Officer and Treasurer for Correctional Properties Trust, a
                                        Maryland UPREIT, from February 1998 to February 2001; from June 1996 to
                                        February 1998, worked for the Wackenhut Corporation and Subsidiaries managing treasury and financial reporting functions while forming
                                        Correctional Properties Trust.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Equity and Related Stockholder Matters

      The common stock, par value $1.00 per share, of the Company is traded on the New York Stock Exchange under the symbol "ALX". Set forth below are the high and low sales prices for the Company's common stock for each full quarterly period within the two most recent years:

                                           High                    Low
                                          -------                 -------
        1st  Quarter 2002                 $ 64.80                 $ 55.75
        2nd  Quarter 2002                   77.00                   60.00
        3rd  Quarter 2002                   77.76                   59.49
        4th  Quarter 2002                   65.54                   61.45


                                           High                     Low
                                          -------                 -------
        1st  Quarter 2001                 $ 74.63                 $ 60.93
        2nd  Quarter 2001                   67.60                   58.38
        3rd  Quarter 2001                   65.40                   59.09
        4th  Quarter 2001                   61.60                   56.40

      As of December 31, 2002, there were approximately 800 holders of record of the Company's common stock. The Company pays dividends only if, as and when declared by its Board of Directors. No dividends were paid in 2002 and 2001. In order to qualify as a REIT, the Company generally is required to distribute as a dividend 90% of its taxable income. At December 31, 2002, the Company had net operating loss carryovers ("NOL's") of approximately $94,000,000. Under the Internal Revenue Code of 1986, as amended, the Company's NOL's generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to stockholders.

Item 6.    Selected Financial Data

           Summary of Selected Financial Data
           (Amounts in thousands, except per share data)

                                                         Year Ended December 31,
                                      ---------------------------------------------------------------
                                        2002          2001          2000        1999          1998
                                      ---------     ---------     ---------   ---------     ---------
Operating data:
    Total revenues                    $  76,193      $ 67,242     $  62,155   $  61,682      $ 46,733(4)
                                      =========     =========     =========   =========     =========
    Income (loss) from continuing
      operations                      $  13,316     $  27,306     $   5,385   $   5,100      $ (9,268)
    Income (loss) from discontinued
      operations                         10,268            80          (188)        424         3,213
                                      ---------     ---------     ---------   ---------     ---------
    Net income (loss)                 $  23,584(1)  $  27,386(2)  $   5,197   $   5,524(3)   $ (6,055)(5)
                                      =========     =========     =========   =========     =========

Income (Loss) per share (basic and
diluted):
    Continuing operations             $   2.66      $    5.46     $    1.08   $    1.02     $   (1.85)
    Discontinued operations               2.06            .02          (.04)        .08           .64
                                      ---------     ---------     ---------   ---------     ---------
    Net income (loss) (6)             $   4.72      $    5.48     $    1.04   $    1.10     $   (1.21)
                                      =========     =========     =========   =========     =========
Balance sheet data:
    Total assets                      $ 664,770     $ 583,339     $ 403,305   $ 366,496     $ 317,043
    Real estate, net                    541,346       376,429       341,492     267,203       239,157
    Debt                                543,807       515,831       367,788     329,161       277,113
    Stockholders' equity                 68,665        45,081        17,695      12,498         6,974

----------

Notes:
(1) Net income includes income from discontinued operations comprised of a gain on the sale of the Third Avenue property of $10,366.

(2) Net income includes the following, (i) a gain on sale of the Fordham Road Property of $19,026 (ii) a gain from early extinguishment of debt of $3,534, offset by (iii) $3,058 resulting from the write-off of architectural and engineering costs associated with development plans at Paramus prior to IKEA, and (iv) $2,030 from the write-off of professional fees resulting from the termination of the spin-off of Alexander's Tower LLC.

(3) Net of $4,877 resulting from the write-off of the asset arising from the straight-lining of rents primarily due to Caldor's rejection of its Flushing lease in 1999.

(4) In June 1998, the Company increased its interest in the Kings Plaza Mall to 100% by acquiring Federated's 50% interest.

(5) Net loss includes the write-off of $15,096 resulting from the razing of the building formerly located at the Company's Lexington Avenue site.

(6) Income (loss) per share is the same for all years presented with and without dilution. For further discussion of income (loss) per share see notes to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      The Company had net income of $23,584,000 for the year ended December 31, 2002, compared to net income of $27,386,000 in the prior year. Net income for 2002 includes income from discontinued operations comprised of a gain on the sale of the Third Avenue property of $10,366,000. Net income for 2001 includes
(i) a gain the sale of the Fordham Road property of $19,026,000, (ii) a gain from the early extinguishment of debt of $3,534,000, partially offset by (iii) a charge of $3,058,000 resulting from the write-off of architectural and engineering costs associated with the development plans prior to the IKEA Property Inc. (IKEA) ground lease at Paramus, and (iv) a charge of $2,030,000 resulting from the write-off of professional fees resulting from the termination of the proposed spin-off of Alexander's Tower LLC discussed below. Excluding these items, net income for the year ended December 31, 2002, would have been higher than net income in the corresponding year by $3,304,000.

      Effective January 1, 2002, the Company changed its method of accounting for long-lived assets held for sale, in accordance with Statement of Financial Accounting Standards No.144, Accounting for the Impairment and Disposal of Long-Lived Assets. This Statement requires that the results of operations, gains and losses, and cash flows attributed to properties held for sale or sold during 2002 and thereafter, such as Third Avenue and Flushing, be classified as discontinued operations for all periods presented, and that any assets and liabilities of properties held for sale be presented separately in the consolidated balance sheet. Properties held for sale or sold as a result of sales activities that were initiated prior to 2002, such as Fordham Road, continue to be accounted for under the applicable prior accounting guidance.

CRITICAL ACCOUNTING POLICIES

      In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in this annual Report on Form 10-K.

Real Estate

      Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated. When real estate and other property is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that management believes such costs are recoverable through the value of the property. The Company's properties are reviewed for impairment if events or circumstances indicate that the carrying amount of the asset may not be recoverable. In such event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis, to the carrying amount of such property. If the Company incorrectly estimates the value of the asset or the undiscounted cash flows, the impairment charges may be different.

Revenue Recognition

    The Company has the following revenue sources and revenue recognition policies:

      - Base Rents -- income arising from tenant leases. These rents are recognized over the non-cancellable term of the related leases on a straight-line basis which includes the rent steps and free rent abatements under the leases.

      - Percentage Rents -- income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SAB 101, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).

      - Expense Reimbursement Income -- income arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred.

      Before the Company can recognize revenue, it is required to assess, among other things, its collectibility. If the Company incorrectly determines the collectibility of its revenue, its net income and assets could be overstated.

Income Taxes

      The Company operates in a manner intended to enable it to continue to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income. The Company's net operating loss ("NOL") carryovers generally would be available to offset the amount of the Company's REIT taxable income.

RESULTS OF OPERATIONS

      Years Ended December 31, 2002 and December 31, 2001

      The Company's revenues were $76,193,000 in 2002, compared to $67,242,000 in 2001, an increase of $8,951,000.

      Property rentals were $50,040,000 in 2002, compared to $44,022,000 in 2001, an increase of $6,018,000. This increase results primarily from (i) commencement, on October 5, 2001, of the ground lease with IKEA at the Paramus property, and (ii) an increase in occupancy at the Kings Plaza Regional Shopping Center.

      Tenant expense reimbursements were $26,153,000 in 2002, compared to $23,220,000 in 2001, an increase of $2,933,000. This increase resulted primarily from higher reimbursements for real estate taxes, insurance and repairs and maintenance.

      Operating expenses were $31,569,000 in 2002, compared to $27,870,000 in 2001, an increase of $3,699,000. This resulted primarily from an increase in real estate taxes, insurance and repairs and maintenance.

      Depreciation and amortization expense was $6,638,000 in 2002, compared to $6,423,000 in 2001, an increase of $215,000.

      Interest and debt expense was $22,888,000 in 2002, compared to $22,408,000 in 2001, an increase of $480,000. This increase resulted from (i) interest of $8,272,000 due to higher average debt in 2002, offset by (ii) a $4,116,000 reduction in interest due to a decrease in average interest rates from 9.20% to 8.23% and (iii) $4,529,000 of additional capitalized interest relating to the Company's development property (interest expense of $23,788,000 was capitalized in 2002, as compared to $19,259,000 in 2001).

      Interest and other income was $2,178,000 in 2002, compared to $3,227,000 in 2001. This decrease of $1,049,000 resulted primarily from lower average cash invested due to the funding of the Company's development project and lower yields on investments, offset by a gain of $169,000 resulting from the sale of air rights (see "Liquidity and Capital Resources - Development Plans" on page 18 for further details).

      Discontinued operations includes the Company's Third Avenue and Flushing Properties as shown below:

                                                          Year Ended December 31,
                                                      ------------------------------
                                                           2002             2001
                                                      -------------    -------------
      Total revenues                                  $   1,805,000    $   2,101,000
      Total expenses                                      1,903,000        2,021,000
                                                      -------------    -------------
      Operating (loss) income                               (98,000)          80,000
      Gain on sale of Third Avenue                       10,366,000               --
                                                      -------------    -------------
      Income from discontinued operations             $  10,268,000    $      80,000
                                                      =============    =============

      The Flushing property is shown on the Balance Sheet as an "Asset held for sale" at December 31, 2002.

      Years Ended December 31, 2001 and December 31, 2000

      The Company had net income of $27,386,000 for the year ended December 31, 2001, compared to net income of $5,197,000 in the prior year. Net income for 2001 includes (i) a gain the sale of the Fordham Road property of $19,026,000,
(ii) a gain from the early extinguishment of debt of $3,534,000, partially offset by (iii) a charge of $3,058,000 resulting from the write-off of architectural and engineering costs associated with the development plans prior to the IKEA Property Inc. (IKEA) ground lease at Paramus, and (iv) a charge of $2,030,000 resulting from the write-off of professional fees resulting from the termination of the proposed spin-off of Alexander's Tower LLC.

      Details of the additional changes in the components of net income for the year ended December 31, 2001 as compared to 2000 are discussed below.

      The Company's revenues were $67,242,000 in 2001, compared to $62,155,000 in 2000, an increase of $5,087,000.

      Property rentals were $44,022,000 in 2001, compared to $41,777,000 in 2000, an increase of $2,245,000. This increase results primarily from (i) commencement, on October 5, 2001, of the ground lease with IKEA at the Paramus property, and (ii) an increase in occupancy at the Kings Plaza Regional Shopping Center.

      Tenant expense reimbursements were $23,220,000 in 2001, compared to $20,378,000 in 2000, an increase of $2,842,000. This increase resulted primarily from (i) higher reimbursements for real estate taxes and repairs and maintenance, and (ii) a $531,000 adjustment, made in the first quarter of 2000, in the method of allocating an anchor tenant's share of parking lot expenses at the Rego Park I property (which covered a number of years).

      Operating expenses were $27,870,000 in 2001, compared to $27,153,000 in 2000, an increase of $717,000. This resulted primarily from an increase in real estate taxes and repairs and maintenance of $1,405,000, partially offset by the following relating to the Kings Plaza Regional Shopping Center, decreases in (i) operating expenses of $866,000 primarily from fuel costs at the utility plant and (ii) marketing expenses of $492,000, partially offset by an accrual of $675,000 for environmental remediation.

      Depreciation and amortization expense was $6,423,000 in 2001, compared to $5,479,000 in 2000. This increase of $944,000 is a result of the interior refurbishment of the Company's Kings Plaza Regional Shopping Center completed in the beginning of 2001.

      Interest and debt expense was $22,469,000 in 2001, compared to $21,424,000 in 2000, an increase of $1,045,000. This increase resulted from (i) interest of $7,404,000 due to higher average debt in 2001, offset by (ii) a $3,032,000 reduction in interest due to a decrease in average interest rates from 10.07% to 9.20% and (iii) $2,528,000 of additional capitalized interest relating to the Company's development property (interest expense of $19,259,000 was capitalized in 2001, as compared to $16,731,000 in 2000).

      Interest and other income was $3,227,000 in 2001, compared to $1,124,000 in 2000. This increase of $2,103,000 results primarily from increased invested cash balances attributable to additional borrowings on the Company's Kings Plaza Regional Shopping Center on June 1, 2001, and Paramus property on October 5, 2001.

      Minority interest of $49,000 in 2001 relates to $1,200,000 of non-convertible preferred stock that was sold to Vornado Realty Trust by 59th Street Corporation (a wholly-owned subsidiary of the Company) on August 1, 2001. This issue was redeemed by 59th Street Corporation, and a $49,000 dividend was paid, on December 28, 2001.

      Discontinued operations includes the Company's Third Avenue and Flushing Properties as shown below:

                                                                  Year Ended December 31,
                                                              --------------------------------
                                                                  2001               2000
                                                              -------------      -------------
      Total revenues                                          $   2,101,000      $   1,810,000
      Total expenses                                              2,021,000          1,998,000
                                                              -------------      -------------
      Income (loss) from discontinued operations              $      80,000      $    (188,000)
                                                              =============      =============



      The Flushing property is shown on the Balance Sheet as an "Asset held for sale" at December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the Lexington Avenue property, which is not expected until 2005, the Company expects that cash flow will become positive.

Development Plans

      The development plans at Lexington Avenue consist of approximately 1.3 million square foot multi-use building. The building will contain approximately 154,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office (695,000 square feet of which has been leased to Bloomberg L.P.) and approximately 248,000 net saleable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the "Construction Loan"). The estimated construction costs in excess of the construction loan of approximately $140,000,000 will be provided by the Company of which $107,000,000 has been expended through December 31, 2002. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.94%) and a term of forty-two months subject to two one-year extensions. The Company received an initial funding of $55,500,000 under the Construction Loan, of which $25,000,000 was used to repay the Company's term loan to a bank in the amount of $10,000,000 and a secured note in the amount of $15,000,000. Of the total construction budget of $630,000,000, $162,000,000 has been expended through December 31, 2002 and an additional $184,000,000 has been committed to.

      The Company lease with Bloomberg L.P. has an initial term of 25 years, with a ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter.

      For the development of the residential portion of the Lexington Avenue project, the Company will utilize 241,125 square feet of air rights, of which 72,525 square feet were generated "as of right" in accordance with the zoning code and 196,711 square feet were acquired in a number of separate transactions for an aggregate cost of $20,708,000 (including 56,932 square feet which were acquired from Vornado at a cost of $6,517,000). Of the acquired air rights, 28,111 square feet were sold to a third party for $3,339,000 resulting in a gain of $169,000 which is reflected as part of interest and other income in the Company's statement of income.

      There can be no assurance that the Lexington Avenue project ultimately will be completed, completed on time or completed for the budgeted amount. Further, the Company may need additional financing for the project, which may involve equity, debt, joint ventures and asset sales, and which may involve arrangements with Vornado Realty Trust. If the project is not completed on a timely basis, the Bloomberg L.P. lease may be cancelled and significant penalties may apply. See Vornado "Completion Guarantee" described below.

      In conjunction with the closing of the Lexington Avenue construction loan on July 3, 2002, the Company's management and development agreements with Vornado were amended to provide for a term lasting until substantial completion of the property, with automatic renewals, and for the payment of the estimated development fee of $26,300,000 upon the earlier of January 3, 2006 or the payment in full of the construction loan encumbering the property. Vornado has also agreed to guarantee among other things, the lien free, timely completion of the construction of the project, and funding of project costs in excess of a stated loan budget, if not funded by the Company (the "Completion Guarantee"). The $6,300,000 estimated fee payable by the Company to Vornado is 1% of construction costs (as defined) and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advance would be at 15% per annum.

Insurance

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

      On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism". The Company's current property insurance carrier has advised us that there will be no additional premium for this coverage through the end of the policy term, June 30, 2003. The carrier has further advised us that the situation may change at renewal.

Disposition of Properties

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

      On May 30, 2002 the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000 which would result in a gain of approximately $15,800,000. The Company has received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the Landlord of the premises notified the Company of certain alleged defaults under the lease, including, but not limited to the fact that the purchaser performed unauthorized construction at the premises. The Company commenced an action for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction which temporarily restrains the Landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that the purchaser failed to close and is in default of its obligations under the purchase contract. While negotiations are in process with the parties to attempt to settle the disputes, there can be no assurance that the sale will be consummated, or that the dispute with the Landlord will be resolved favorably, or that the deposit will not be required to be returned. The Company continues to explore all of its options, including subleasing the property.

Debt

      Below is a summary of the Company's properties and their encumbrances at December 31, 2002:

                                                    Debt
                                                Outstanding         Interest          Maturity
                     Property                    (in 000's)           Rate             Dates
                 ---------------              ---------------   ---------------   ---------------
          Kings Plaza Shopping Center         $   219,307,000              7.46%          6/10/11
          Rego Park                                82,000,000              7.25%          6/10/09
          Paramus                                  68,000,000              5.92%          10/5/11
          Lexington Avenue                         55,500,000              3.94%           1/3/06
          Rego Park II (raw land)                          --                --                --
          Flushing (lease interest)                        --                --                --
          Vornado loan                            119,000,000             12.48%           1/3/06
                                              ---------------
          Total                               $   543,807,000
                                              ===============

      *Represents initial funding on a $490 million construction loan.

At December 31, 2002, the principal repayments for the next five years and thereafter are as follows:

                     Year Ending December 31,
                     ------------------------
                               2003                    $     2,721,000
                               2004                          3,226,000
                               2005                          3,895,000
                               2006                        178,699,000
                               2007                          4,526,000
                            Thereafter                     350,740,000

      At December 31, 2002, the Company was indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000 financing, and (ii) $24,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and the line of credit which is currently 12.48%, will reset quarterly using a Treasury index (with a 3% floor) plus the same spread to treasuries as previously existed.

      The Company has additional borrowing capacity of $26,000,000 under its line of credit with Vornado. The Company can also raise additional capital through mezzanine level borrowing (deeply subordinated debt which is not secured by a senior interest in assets) and through the sale of securities and assets (the Company estimates that the fair market value of its assets are substantially in excess of their historical cost). The Company continues to evaluate its financing alternatives. Based on discussions with third party lenders, the Company believes it could borrow an additional $60 to $70 million through the refinancing of its Kings Plaza and Rego Park I properties at the mezzanine level and repay a portion of the Vornado loan; however the interest rate on this incremental debt would be substantially in excess of the interest rate under the Vornado line of credit which is 12.48% at December 31, 2002, therefore the Company does not intend to pursue such refinancings at this time.

      Although there can be no assurance, the Company believes that its cash sources as outlined above will be adequate to fund its cash requirements until its operations generate adequate cash flow.

CASH FLOWS
      Year Ended December 31, 2002

      Net cash provided by operating activities of $7,643,000 was comprised of
(i) net income of $23,584,000 (ii) non-cash items of $5,935,000, offset by and
(iii) the net change in operating assets and liabilities of $11,341,000 and
(iii) gain on sale of Third Avenue property of $10,366,000 (iv) gain on sale of air rights of $169,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $9,034,000, offset by (ii) the effect of straight-lining of rental income of $3,099,000.

      Net cash used in investing activities of $114,028,000 (includes cash provided by discontinued operations of $15,051,000) was comprised of capital expenditures of $133,250,000, partially offset by proceeds from the sale of Third Avenue property of $13,176,000. The capital expenditures were primarily related to Lexington Avenue development.

      Net cash provided by financing activities of $16,366,000 resulted primarily from an increase in debt of $55,500,000, partially offset by debt repayments of $27,524,000 and debt issuance costs of $11,110,000.

      Year Ended December 31, 2001

      Net cash provided by operating activities of $9,839,000 was comprised of
(i) net income of $27,386,000, (ii) non-cash items of $4,824,000, (iii) write-off of architectural and engineering costs of $3,058,000 associated with the development plans prior to the IKEA Property, Inc. ground lease, (iv) write-off of professional fees of $2,030,000 resulting from the termination of the spin-off of Alexander's Tower LLC, offset by (v) gain on sale of Fordham Road property of $19,026,000, (vi) a gain from early extinguishment of debt of $3,534,000, and (vii) the net change in operating assets and liabilities of $4,899,000. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $7,973,000, offset by (ii) the effect of straight-lining of rental income of $3,149,000.

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

         Year Ended December 31, 2000

         Cash provided by operating activities of $10,741,000 was comprised of net income of $5,197,000, non-cash items of $4,540,000 and the net change in operating assets and liabilities of $1,004,000. The adjustments for non-cash items are comprised of depreciation and amortization of $8,049,000 and the effect of straight-lining of rental income of $3,509,000.

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

         Funds from Operations for the Years Ended December 31, 2002 and 2001

         Funds from operations were $14,633,000 in the year ended December 31, 2002, an increase of $8,848,000 from the prior year. The following table reconciles funds from operations and net income:

                                                                          2002                2001
                                                                          ----                ----
Net income                                                            $  23,584,000      $  27,386,000
Depreciation and amortization of
      real property                                                       6,703,000          6,508,000
Straight-lining of property rentals
      for rent escalations                                               (3,099,000)        (3,149,000)
Gain on sale of Third Avenue property                                   (10,366,000)                --
Gain on sale of Fordham Road property                                            --        (19,026,000)
Gain from early extinguishment of debt                                           --         (3,534,000)
Leasing fees paid in excess
      of expense recognized                                              (2,189,000)        (2,400,000)
                                                                      -------------      -------------
                                                                      $  14,633,000      $   5,785,000
                                                                      =============      =============

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

                                                         2002                 2001
                                                         ----                 ----
                 Operating activities              $     7,643,000      $    9,839,000
                                                   ===============      ==============

                 Investing activities              $  (114,028,000)     $  (22,995,000)
                                                   ===============      ==============

                 Financing activities              $    16,366,000      $  146,142,000
                                                   ===============      ==============

RECENTLY ISSUED ACCOUNTING STANDARDS

         SFAS No. 142- Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets (effective January 1, 2002). The adoption of SFAS No. 142 did not have a material effect on the Company's Financial Statements.

         SFAS No. 143- Accounting for Asset Retirement Obligations and SFAS No. 144- Accounting for the Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003). SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supersedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentations for disposals of a "component" of an entity. The adoption of these statements did not have a material effect on the Company's financial statements; however under SFAS No. 144, the Company has reclassified its statement of operations to reflect income and expenses for the properties which are held for sale or sold during 2002 as discontinued operations.

         SFAS No. 145- Rescission of No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections

         In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The Company reclassified the $3,534,000 gain from extraordinary items to a gain from early extinguishment of debt in 2001. As permitted by this statement, the Company elected to apply the provision applying to early extinguishment of debt for the Company's 2002 and all prior Financial Statements accordingly.

         SFAS No. 146- Accounting for Costs Associated with Exit or Disposal Activities

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

         SFAS No. 148- Accounting For Stock-Based Compensation- Transition and Disclosure- An Amendment of FASB Statement No. 123

         On August 7, 2002, the FASB issued Statement No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123 to amend the transition and disclosure provisions of SFAS No.
123. Specifically, SFAS No. 123, as amended, would permit two additional transition methods for entities that adopt the fair value method of accounting for stock based employee compensation. The Company does not believe the adoption of SFAS No. 148 will have a material effect on the Company's financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposure to a change in interest rates is as follows:

                                                 2002                                         2001
                              ---------------------------------------------       -----------------------------
                                               Weighted        Effect of 1%                          Weighted
                              December 31,      Average         Change In         December 31,        Average
                                Balance       Interest Rate     Base Rates          Balance       Interest Rate
                                -------       -------------     ----------          -------       -------------
         Variable rate        174,500,000        $9.76%         $1,745,000        $ 25,000,000         4.95%
         Fixed rate           369,307,000         7.13%                 --         490,831,000         8.73%
                              -----------         ----           ---------        ------------
                             $543,807,000                        1,745,000        $515,831,000
                              ===========                        =========        ============


Total decrease in the
  Company's annual net income                                   $1,745,000
                                                                 =========
     Per share-diluted                                          $      .35
                                                                 =========

    The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing.

Item 8.   Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                        Page
                                                                       Number
                                                                       ------
      Independent Auditors' Report                                       25

      Consolidated Balance Sheets at December 31, 2002 and 2001          26

      Consolidated Statements of Income for the

           Years Ended December 31, 2002, 2001 and 2000                  28

      Consolidated Statements of Stockholders' Equity for the

           Years Ended December 31, 2002, 2001 and 2000                  29

      Consolidated Statements of Cash Flows for the

           Years Ended December 31, 2002, 2001 and 2000                  30

      Notes to Consolidated Financial Statements                         31

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
  of Alexander's, Inc.
Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company has changed its presentation of the consolidated financial statements to conform to Statement of Financial Accounting Standards No. 144.



DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 5, 2003

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

--------------------------------------------------------------------------------

                                                                                           December 31,
                                                                                           ------------
                                                                                     2002              2001
                                                                                     ----              ----
ASSETS:
Real estate, at cost:
   Land                                                                           $  90,768         $  90,768
   Buildings, leaseholds and leasehold improvements                                 173,368           168,388
   Construction in progress (including Vornado fees of $13,325 and $3,367)          315,781           154,545
   Air rights acquired for Lexington Avenue development                              17,531            14,191
                                                                                  ---------         ---------
     Total                                                                          597,448           427,892
   Less accumulated depreciation and amortization                                   (55,975)          (51,463)
                                                                                  ---------         ---------
Real estate, net                                                                    541,473           376,429

Assets held for sale                                                                  1,502             3,930

Cash and cash equivalents                                                            45,239           135,258
Restricted cash                                                                       2,425             6,596
Accounts receivable, net of allowance for doubtful accounts
   of $96 and $929 in 2002 and 2001                                                   2,508             1,534
Receivable arising from the straight-lining of rents, net                            20,670            18,233
Deferred lease and other property costs
    (including unamortized Vornado leasing fees of $14,837 and $15,154)              27,765            29,371
Deferred debt expense, net                                                           14,619             5,840
Other assets                                                                          8,711             6,148
                                                                                  ---------         ---------


TOTAL ASSETS                                                                      $ 664,912         $ 583,339
                                                                                  =========         =========


                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   (amounts in thousands except share amounts)

--------------------------------------------------------------------------------

                                                                                       December 31,
                                                                                       ------------
                                                                                  2002              2001
                                                                                  ----              ----
LIABILITIES AND STOCKHOLDERS' EQUITY:
Debt (including $119,000 due to
    Vornado in 2002 and 2001)                                                   $ 543,807         $ 515,831
Amounts due to Vornado                                                             11,294             4,822
Accounts payable and accrued expenses                                              36,895            13,940
Other liabilities                                                                   4,251             3,665
                                                                                ---------         ---------
    TOTAL LIABILITIES                                                             596,247           538,258
                                                                                ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock:  no par value; authorized, 3,000,000 shares;
    issued, none
Common stock:  $1.00 par value per share; authorized, 10,000,000 shares;
    issued, 5,173,450 shares                                                        5,174             5,174
Additional capital                                                                 24,843            24,843
Retained earnings                                                                  39,608            16,024
                                                                                ---------         ---------
                                                                                   69,625            46,041
Less treasury shares, 172,600 shares at cost                                         (960)             (960)
                                                                                ---------         ---------
Total stockholders' equity                                                         68,665            45,081
                                                                                ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 664,912         $ 583,339
                                                                                =========         =========

                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                   (amounts in thousands except share amounts)

--------------------------------------------------------------------------------

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                               2002             2001             2000
                                                                               ----             ----             ----
REVENUES:
    Property rentals                                                         $ 50,040         $ 44,022         $ 41,777
    Expense reimbursements                                                     26,153           23,220           20,378
                                                                             --------         --------         --------
Total revenues                                                                 76,193           67,242           62,155
                                                                             --------         --------         --------

EXPENSES:
    Operating (including management fees of $1,442, $1,362 and $1,337
      to Vornado)                                                              31,569           27,870           27,153
    Write-off of architectural and engineering costs associated with
      development plans of Paramus prior to IKEA                                   --            3,058               --
    General and administrative (including management
      fees of $2,160 to Vornado in each year)                                   3,960            3,824            3,838
    Depreciation and amortization                                               6,638            6,423            5,479
                                                                             --------         --------         --------
Total expenses                                                                 42,167           41,175           36,470
                                                                             --------         --------         --------

OPERATING INCOME                                                               34,026           26,067           25,685
    Interest and debt expense
      (including interest on loans from Vornado)                              (22,888)         (24,469)         (21,424)
    Interest and other income, net                                              2,178            3,227            1,124
    Gain on sale of Fordham Road property                                          --           19,026               --
    Gain on early extinguishment of debt                                           --            3,534               --
    Write-off professional fees resulting from the termination of the spin-off of Alexander's
    Tower LLC                                                                      --           (2,030)              --
    Minority Interest                                                              --              (49)              --
                                                                             --------         --------         --------

    Income from continuing operations                                          13,316           27,306            5,385

    Income (loss) from discontinued operations                                 10,268               80             (188)
                                                                             --------         --------         --------

NET INCOME                                                                   $ 23,584         $ 27,386         $  5,197
                                                                             ========         ========         ========

  Income (Loss) per share(basic and diluted):
      Continuing operations                                                  $   2.66         $   5.46         $   1.08
      Discontinued operations                                                    2.06              .02             (.04)
                                                                             --------         --------         --------
      Net income                                                             $   4.72         $   5.48         $   1.04
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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)

--------------------------------------------------------------------------------

                                                                       Retained
                                                       Additional      Earnings/      Treasury      Stockholders'
                                       Common Stock      Capital       (Deficit)        Stock          Equity
                                       ------------      -------       ---------        -----          ------
Balance, January 1, 2000                 $  5,174       $ 24,843       $  (16,559)    $   (960)      $  12,498

Net income                                     --             --            5,197           --           5,197
                                         --------       --------       ----------     --------       ---------
Balance, December 31, 2000                  5,174         24,843          (11,362)        (960)         17,695

Net income                                     --             --           27,386           --          27,386
                                         --------       --------       ----------     --------       ---------
Balance, December 31, 2001                  5,174         24,843           16,024         (960)         45,081

Net income                                     --             --           23,584           --          23,584
                                         --------       --------       ----------     --------       ---------
Balance, December 31, 2002               $  5,174       $ 24,843       $   39,608     $   (960)      $  68,665
                                         ========       ========       ==========     ========       =========

See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

--------------------------------------------------------------------------------

                                                                                              Year Ended December 31,
                                                                                              -----------------------
                                                                                     2002              2001             2000
                                                                                     ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                            $  13,316         $  27,306         $  5,385
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
     Depreciation and amortization (including debt issuance costs)                   8,969             7,888            7,985
     Straight-lining of rental income, net                                          (3,099)           (3,149)          (3,509)
     Gain on Sale of air rights                                                       (169)               --               --
     Gain on Sale of Fordham Road property                                              --           (19,026)              --
     Gain from early extinguishment of debt                                             --            (3,534)              --
     Write-off of architectural and engineering costs associated with
       development plans prior to the IKEA Property Inc. ground lease                   --             3,058               --
     Write-off of professional fees resulting from the termination of the
       spin-off of Alexander's Tower LLC                                                --             2,030               --
Change in assets and liabilities:
     Accounts receivable                                                              (974)              189            1,630
     Amounts due to Vornado and its affiliate                                       (3,115)            3,555           (2,554)
     Accounts payable and accrued expenses                                          (2,845)              348            3,017
     Other liabilities                                                                (789)              932             (546)
     Other                                                                          (3,618)           (9,923)            (543)
                                                                                 ---------         ---------         --------
Net cash provided by operating activities of continuing operations                   7,676             9,674           10,865
                                                                                 ---------         ---------         --------

Income (loss) from discontinued operations                                          10,268                80             (188)
     Depreciation and amortization                                                      65                85               64
     Gain on sale of Third Avenue property                                         (10,366)               --
                                                                                 ---------         ---------         --------
Net cash (used in) provided by discontinued operations                                 (33)              165             (124)
                                                                                 ---------         ---------         --------
Net cash provided by operating activities                                            7,643             9,839           10,741
                                                                                 ---------         ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash flow from continuing operations:
     Additions to real estate                                                     (133,250)          (48,490)         (77,931)
     Cash made available for construction financing                                     --             8,388           12,202
     Cash made available for operating liabilities                                  13,574            13,282               93
     Cash restricted for operating liability                                        (9,403)          (19,876)              --
     Proceeds from sale of Fordham Road property                                        --            23,701               --
                                                                                 ---------         ---------         --------
Net cash used in continuing operations                                            (129,079)          (22,995)         (65,636)
                                                                                 ---------         ---------         --------
Cash flows from discontinued operations:
     Proceeds from sale of Third Avenue property                                    13,176                --               --
     Deposit on sale of Flushing                                                     1,875                --               --
                                                                                 ---------         ---------         --------
Net cash provided by discontinued operations                                        15,051                --               --
                                                                                 ---------         ---------         --------
Net cash used in investing activities                                             (114,028)          (22,995)         (65,636)
                                                                                 ---------         ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt                                                               55,500           300,685           38,849
     Debt repayments                                                               (27,524)         (149,337)            (222)
     Deferred debt expense                                                         (11,110)           (5,206)            (577)
     Payment of acquisition obligation                                                (500)              (--)          (6,936)
                                                                                 ---------         ---------         --------
Net cash provided by financing activities                                           16,366           146,142           31,114
                                                                                 ---------         ---------         --------

Net (decrease) increase in cash and cash equivalents                               (90,019)          132,986          (23,781)
Cash and cash equivalents at the beginning of the year                             135,258             2,272           26,053
                                                                                 ---------         ---------         --------
Cash and cash equivalents at the end of the year                                 $  45,239         $ 135,258         $  2,272
                                                                                 =========         =========         ========
SUPPLEMENTAL INFORMATION:
Cash payments for interest (of which $23,788, $19,259 and $16,731
   have been capitalized)                                                        $  45,818         $  38,793         $ 33,979
                                                                                 =========         =========         ========


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

      Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the Lexington Avenue property, which is not expected until 2005, the Company expects that cash flow will become positive.

   The Company has additional borrowing capacity of $26,000,000 under its line of credit with Vornado. The Company can also raise additional capital through mezzanine level borrowing (deeply subordinated debt which is not secured by a senior interest in assets) and through the sale of securities and assets (the Company estimates that the fair market value of its assets are substantially in excess of their historical cost). Although there can be no assurance, the Company believes that these cash sources will be adequate to fund cash requirements until its operations generate adequate cash flow.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

      Revenue Recognition - The Company has the following revenue sources and revenue recognition policies: Base rent - income arising from tenant leases. These rents are recognized over the non-cancellable term of the related leases on a straight-line basis which included the rent steps and free rent abatements under the leases.

Percentage Rents - income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SAB 101, which states that this income is to be recognized only after the contingency has been removed (i.e. sales threshold have been achieved).

Expenses Reimbursement Income - income arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred.

      Income Taxes - The Company operates in a manner intended to enable it to continue to qualify as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, the Company's net operating loss carryovers ("NOL") generally would be available to offset the amount of the Company's REIT taxable income that otherwise would be required to be distributed as a dividend to its stockholders.

      The Company has reported NOL's for federal tax purposes of approximately $94,000,000 at December 31, 2002, expiring from 2007 to 2015. The Company also has investment tax and targeted jobs tax credits of approximately $2,800,000 expiring in 2008 through 2014.

      The following table reconciles net income to taxable income for the year ended December 31, 2002, 2001,and 2000.

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                             2002                  2001                  2000
                                                             ----                  ----                  ----
Net income                                              $  23,584,000         $  27,386,000         $   5,197,000
Straight-line rent adjustments                             (2,953,000)           (3,002,000)           (3,632,000)
Depreciation and amortization timing differences            2,985,000             2,625,000             2,903,000
Book/tax difference on gain of sale of assets               1,345,000            16,026,000                    --
Interest expense                                           (2,972,000)           (6,515,000)           (6,132,000)
Other                                                         988,000            (1,181,000)              277,000
                                                        -------------         -------------         -------------
Taxable income (loss)                                      22,977,000            35,339,000            (1,387,000)
NOL Carry Forward opening balance                        (117,041,000)         (152,380,000)         (150,993,000
                                                        -------------         -------------         -------------
NOL Available ending balance                            $ (94,064,000)        $(117,041,000)        $(152,380,000)
                                                        =============         =============         =============

      The net basis in the Company's assets and liabilities for tax purposes is approximately $42,000,000 lower than the amount reported for financial statement purposes.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

     Recently Issued Accounting Standards

         SFAS No. 142- Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets (effective January 1, 2002). The adoption of SFAS No. 142 did not have a material effect on the Company's Financial statements.

         SFAS No. 143- Accounting for Asset Retirement Obligations and SFAS No. 144- Accounting for the Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003). SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supersedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentations for disposals of a "component" of an entity. The adoption of these statements did not have a material effect on the Company's financial statements; however under SFAS No. 144 the company has reclassified its statement of operations to reflect income and expenses for the properties which are held for sale or sold during 2002 as discontinued operations.

         SFAS No. 145- Rescission of No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections

         In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The Company reclassified the $3,534,000 gain from extraordinary items to a gain from early extinguishment of debt in 2001. As permitted by this statement, the Company elected to apply the provision applying to early extinguishment of debt for the Company's 2002 and all prior Financial Statements accordingly.

         SFAS No. 146- Accounting for Costs Associated with Exit or Disposal Activities

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

         SFAS No. 148- Accounting For Stock-Based Compensation- Transition and Disclosure- An Amendment of FASB Statement No. 123

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         On August 7, 2002, the FASB issued Statement No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123 to amend the transition and disclosure provisions of SFAS No.
123. Specifically, SFAS No. 123, as amended, would permit two additional transition methods for entities that adopt the fair value method of accounting for stock based employee compensation. The Company does not believe the adoption of SFAS No. 148 will have a material effect on the Company's financial statements.

3.  DEBT

      Below is a summary of the Company's outstanding debt.

                                                                  Interest
                                                                 Rate as of         Balance as of December 31,
                                                                December 31,        --------------------------
                                                    Maturity        2002              2002               2001
                                                    --------        ----              ----               ----
                                                    January
       Term loan to Vornado (1)                       2006         12.48%       $  119,000,000     $  119,000,000

       First mortgage loan, secured by
       the Company's Kings Plaza                      June
       Regional Shopping Center (2)                   2001          7.46%          219,307,000        221,831,000

       First mortgage loan, secured by the             May
       Company's Rego Park I Shopping Center (3)      2009          7.25%           82,000,000         82,000,000

       First mortgage loan secured by the           October
       Company's Paramus Property (4)                 2011          5.92%           68,000,000         68,000,000


       Construction loan, secured by the
       Company's Lexington Avenue Property          January
       (see Note 5)                                   2006          3.94%           55,500,000                 --

       Secured note (5)                                                                     --         15,000,000

       Term loan to bank (6)                                                                --         10,000,000
                                                                                --------------     --------------
                                                                                $  543,807,000     $  515,831,000
                                                                                ==============     ==============

----------
(1) At December 31, 2002, the Company was indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000 financing, and (ii) $24,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and line of credit is 12.48% and the maturity has been extended to the earlier of January 3, 2006 or the date the Lexington Avenue construction loan is repaid in full. The interest rate on the loan and line of credit will reset quarterly, using the same spread to treasuries as presently exists and a 3.00% floor for treasuries.

         The Company's subsidiary, 59th Street Corporation is the borrower with respect to $40 million of the Vornado loans, which is guaranteed by the Company and the Company is the borrower for the remaining $79 million. The existing collateral for each of the Vornado loans is as follows:
         (i) back-up guaranties given by Alexander's of Rego Park II, Inc. ("Rego II"), Alexander's Rego Park III, Inc. ("Rego III") and Alexander's of Flushing, Inc. ("Flushing"), (ii) a pledge given by the Company of its interest in the entities holding the commercial and residential parcels comprising the Lexington Avenue property, Flushing, Rego II and Rego III and (iii) a lockbox agreement between the Company

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         and Vornado, giving Vornado a security interest and springing control of the Company's corporate bank account into which, among other things, any distributions to the Company from its subsidiaries owning the Kings Plaza shopping center, the Rego Park shopping center, and the Paramus property are deposited and (iv) unrecorded mortgages on the Rego II and Rego III properties given by such entities to secure their guaranties.

(2) On June 1, 2001, the Company, through a newly formed subsidiary, completed a $223,000,000 refinancing of its subsidiary's Kings Plaza Regional Shopping Center property and repaid the then existing balance of $115,210,000 of debt collateralized by the property from the proceeds of the new loan. The mortgage matures in June 2011 and bears interest at a fixed rate of 7.46%. Monthly payments include principal based on a 27-year amortization schedule.

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

(5) The note was secured by a third mortgage on the Lexington Avenue property. This note has been satisfied in connection with the closing of the construction loan for Lexington Avenue development.

(6) The loan has been satisfied in connection with the closing of the construction loan for Lexington Avenue development.

      At December 31, 2002, the principal repayments for the next five years and thereafter are as follows:

                     Year Ending December 31,
                     ------------------------
                               2003                      $   2,721,000
                               2004                          3,226,000
                               2005                          3,895,000
                               2006                        178,699,000
                               2007                          4,526,000
                            Thereafter                     350,740,000

    All of the Company's debt is secured by mortgages and/or pledges of the stock of subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $542,848,000 at December 31, 2002.

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

         On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism". The Company's current property insurance carrier has advised us that there will be no additional premium for this coverage through the end of the policy term, June 30, 2003. The carrier has further advised us that the situation may change at renewal.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
4.  LEASES

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

        Future base rental revenue under these noncancellable operating leases (other than leases which have not commenced, including Bloomberg) is as follows:

                      Year Ending                     Total
                      December 31,                   Amounts
                      ------------                   -------
                          2003                    $ 39,175,000
                          2004                      39,101,000
                          2005                      38,981,000
                          2006                      37,260,000
                          2007                      34,201,000
                       Thereafter                  445,734,000

        Sears accounted for 19%, 21% and 21% of the Company's consolidated revenues for the years ended December 31, 2002, 2001, and 2000, respectively. No other tenant accounted for more than 10% of revenues.

As Lessee

         The Company is a tenant under long-term leases. Future minimum lease payments under the operating leases are as follows:

                      Year Ending                     Total
                      December 31,                   Amounts
                      ------------                   -------
                          2003                     $  416,000
                          2004                        416,000
                          2005                        416,000
                          2006                        416,000
                          2007                        315,000
                       Thereafter                   4,532,000

           Rent expense was $416,000 for each of the years ended December 31, 2002, 2001 and 2000.

5.  LEXINGTON AVENUE

         On May 1, 2001 the Company entered into a lease agreement with Bloomberg L.P. to lease approximately 690,000 square feet. The initial term of the lease is for 25 years, with a ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter. There can be no assurance that the project ultimately will be completed, completed on time or completed for the budgeted amount. If the project is not completed on a timely basis, the lease may be cancelled and significant penalties may apply.

         The development plans at Lexington Avenue consist of approximately 1.3 million square foot multi-use building. The building will contain approximately 154,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office (695,000 square feet of which has been leased to Bloomberg L.P.) and approximately 248,000 net saleable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2004. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the "Construction Loan"). The estimated construction costs in excess of the construction loan of approximately $140,000,000 of which $107,000,000 has been expended through December 31, 2002. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 4.32%) and a term of forty-two months subject to two one-year extensions. The Company received an initial funding of $55,500,000 under the Construction Loan of which $25,000,000 was used to repay the Company's term loan to a bank in the amount of $10,000,000 and a secured note in the amount of $15,000,000. Of the total construction budget of $630,000,000, $162,000,000 has been expended through December 31, 2002, and an additional $184,000,000 has been committed to. Pursuant to this Construction Loan, Vornado has agreed to guarantee, among other things, the lien free, timely, completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the "Completion Guarantee"). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs (as defined). In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, interest on those advances is at 15% per annum.

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

8.  RELATED PARTY TRANSACTIONS

         Vornado owns 33.1% of the Company's Common Stock as of December 31, 2002. Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate") and Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2002, Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 27.5% of the outstanding common stock of the Company, and 12.9% of the outstanding common shares of beneficial interest of Vornado.

         The Company is managed by and its properties are leased by Vornado pursuant to management, leasing and development agreements with one-year terms expiring in March of each year which are automatically renewable. In conjunction with the closing of the Lexington Avenue construction loan on July 3, 2002 (Note
5), these agreements were bifurcated to cover the Company's Lexington Avenue property separately. Further, the management and development agreements with Vornado were amended to provide for a term lasting until substantial completion of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006 or the payment in full of the construction loan encumbering the property.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Pursuant to this construction loan, Vornado has agreed to guarantee among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the "Completion Guarantee"). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs (as defined) and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, discussed below, interest on those advances would be at 15% per annum.

         Pursuant to both the pre and post July 3, 2002 management, leasing and development agreements, Vornado is entitled to a development fee based on 6% of construction costs as defined. The development fee for the Lexington Avenue project is estimated to be approximately $26,300,000. At December 31, 2002 the Company owes Vornado $7,721,000 under the development agreement.

         The annual management fee payable by the Company to Vornado is equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Mall, (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum, plus
(iv) 1% of construction costs for the Completion Guarantee. The leasing agreement provides for the Company to pay a fee to Vornado equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers. At December 31, 2002 the Company owes Vornado $410,000 for leasing fees. The following table shows the amounts incurred under these agreements:

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                2002              2001              2000
                                                                ----              ----              ----
         Management fee                                     $ 3,602,000        $3,522,000        $3,497,000

         Development fee, guarantee fee and rent for
           development office                                10,769,000         1,855,000           750,000


         Leasing and other fees                             $ 3,056,000         3,984,000         2,474,000
                                                            -----------        ----------        ----------
                                                             17,427,000        $9,361,000        $6,721,000
                                                            ===========        ==========        ==========

         The Company has $119,000,000 of outstanding loans with Vornado. The Company incurred interest (includes 1% unused commitment fee) on these loans of $15,547,000, $17,455,000 and $15,934,000 for the years ended December 31, 2002,
2001 and 2000.

         In July 2002, Alexander's Tower LLC, a wholly-owned subsidiary of the Company purchased 28,821 square feet of air rights from the Lexington Avenue and 30th Street Venture owned by Vornado and an unrelated third party ("the 30th Street Venture") for a purchase price of $3,458,520 ($120 per square foot) which is included on the Company's balance sheet in "Construction in Progress". The Company purchased these air rights in order to increase the amount of square feet that it could develop for the residential portion of its 59th Street Project to the maximum amount of air rights permitted for residential use by the New York City Zoning Code. The 30th Street Venture also identified third party buyers for 28,111 square feet of air rights which it owned. These third party buyers desired to use the air rights for the development of two projects located in upper Manhattan in the general area of 86th Street. However, the air rights held by the 30th Street Venture could not be transferred to the applicable sites because the sites were not within the required geographical limited radius nor were they in the same Community Board District as the 30th Street Venture. The 30th Street Venture asked the Company to sell 28,111 square feet of the Company's already owned air rights to these third party buyers (which could use them) and the 30th Street Venture would replace

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

them with 28,111 square feet of the 30th Street Venture's air rights. In October 2002, the Company purchased these air rights from the 30th Street Venture in two transactions for an aggregate purchased price of $3,058,020 (an average of $109 per square foot). The Company then sold an equal amount of air rights it already owned at the 59th Street Project, to the third party buyers for an aggregate sales price of $3,339,000 resulting in a gain of $169,000 which is included as part of interest and other income in the Company's statement of income.

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

         As of December 31, 2002, Winston & Strawn, a law firm in which Neil Underberg, a director of the Company, is a partner, performed legal services for the Company for which it was paid $480,000, $648,000 and $396,000 for the years ended December 31, 2002, 2001 and 2000.

9.   COMMITMENTS AND CONTINGENCIES

         The Company carries comprehensive liability and all risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all risk insurance policies in effect before September 11, 2001 included coverage for terrorist acts, except for acts of war. Since September 11, 2001, insurance companies have for the most part excluded terrorists acts from coverage in all risk policies. The Company has obtained $200 million of separate aggregate coverage for terrorists acts. In addition, the Company's builder's risk policy for the Lexington Avenue Development, which expires on December 1, 2003, includes coverage for terrorist acts up to $428 million. Therefore, the risk of financial loss in excess of these limits in the case of terrorist acts (as defined) is the Company's, which loss could be material.

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

         On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism". The Company's current property insurance carrier has advised us that there will be no additional premium for this coverage through the end of the policy term, June 30, 2003. The carrier has further advised us that the situation may change at renewal.

           In June 1997, the Kings Plaza Regional Shopping Center (the "Center"), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II "Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation ("NYDEC") has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years ($2,087,000 has been paid as of December 31, 2002) for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company believes the majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company is pursuing claims against potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these third parties will be solvent. In addition, the costs associated with pursuing responsible parties may be cost prohibitive. The Company has not recorded an asset as of December 31, 2002 for possible recoveries of environmental remediation costs from potentially responsible third parties.

         Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.

         Letters of Credit

         Approximately $8,100,000 in standby letters of credit were issued at December 31, 2002.

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

         If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro forma amounts below, for the years ended December 31, 2002, 2001 and 2000:

                             2002             2001            2000
                             ----             ----            ----
Net income:
        As reported       $23,584,000      $27,386,000      $5,197,000
        Pro forma         $23,200,000      $25,851,000      $3,662,000
Net income per share
applicable to common
shareholders:
        As reported       $      4.72      $      5.48      $     1.04
        Pro forma         $      4.64      $      5.17      $      .73

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the Plan's status, and changes during the years ended December 31, 2002, 2001 and 2000 are presented below:

                                           December 31, 2002          December 31, 2001              December 31, 2000
                                        ---------------------     -------------------------     --------------------------
                                                    Weighted-
                                                     Average                    Weighted-                    Weighted-
                                                     Exercise                    Average                      Average
                                        Shares         Price       Shares     Exercise Price     Shares     Exercise Price
                                        ------         -----       ------     --------------     ------     --------------
Outstanding at January 1                 105,000    $  70.38       105,000    $    70.38         955,000     $       71.66
Converted to Stock
  Appreciation Rights                         --          --            --            --        (850,000)            71.82
                                        --------    --------       -------    ----------      ----------     -------------
Outstanding at December 31               105,000    $  70.38       105,000    $    70.38         105,000     $       70.38
                                                                              ==========      ==========     =============


         The following table summarizes information about options outstanding under the Plan at December 31, 2002:

Options outstanding:
  Number outstanding at December 31, 2002             105,000
  Weighted-average remaining contractual life       6.2 years
  Weighted-average exercise price                $     70.375
Options exercisable:
  Number exercisable at December 31, 2002             105,000
  Weighted-average exercise price                $     70.375

         Shares available for future grant at December 31, 2002 were 895,000.

         On June 5, 2000, the Board of Directors approved the conversion of 850,000 stock options of two officers/directors into equivalent stock appreciation rights (SARs). The SARs have the same vesting terms and strike prices as the options. Since the stock price at December 31, 2002 is less than the strike price of $71.82, no expense is included in the statement of income for the year ended December 31, 2002. Similarly, there was no SAR's expense in the statement of income for the year ended December 31, 2001 and 2000. SARs, unlike options, are not aggregated under the REIT rules.

11.      INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per share:

                                                                  December 31,
                                                  -----------------------------------------
                                                      2002            2001           2000
                                                      ----            ----           ----
Numerator:
Income from continuing operations                  $13,316,000    $27,306,000    $ 5,385,000
Income (loss) from discontinued operations          10,268,000         80,000       (188,000)
                                                   -----------    -----------    -----------
Net income                                         $23,584,000    $27,386,000    $ 5,197,000
                                                   ===========    ===========    ===========
Denominator
     Denominator for basic income per share -
        weighted average shares                      5,000,850      5,000,850      5,000,850
     Effect of dilutive securities:
        Employee stock options                              --             --          4,927
                                                   -----------    -----------    -----------
    Denominator for diluted income per share-
        adjusted weighted average shares and
        assumed conversions                          5,000,850      5,000,850      5,005,777
                                                   ===========    ===========    ===========
INCOME PER COMMON SHARE  -
     BASIC AND DILUTED:
     Income from continuing operations             $      2.66    $      5.46    $      1.08
     Income (loss) from discontinued operations           2.06            .02           (.04)
                                                   -----------    -----------    -----------
     Net income per common share                   $      4.72    $      5.48    $      1.04
                                                   ===========    ===========    ===========

12.      DISCONTINUED OPERATIONS

         Effective January 1, 2002, the Company changed its method of accounting for long-lived assets held for sale, in accordance with Statement of Financial Accounting Standards No.144, Accounting for the Impairment and Disposal of Long-Lived Assets. This Statement requires that the results of operations, gains and losses, and cash flows attributed to properties held for sale or sold during 2002 and thereafter, such as Third Avenue and Flushing, be classified as discontinued operations for all periods presented, and that any assets and liabilities of properties held for sale be presented separately in the consolidated balance sheet. Properties held for sale or sold as a result of sales activities that were initiated prior to 2002, such as Fordham Road, continue to be accounted for under the applicable prior accounting guidance.

         Discontinued operations includes the Company's Third Avenue and Flushing properties:

                                                               December 31,
                                              ---------------------------------------------
                                                  2002              2001            2000
                                                  ----              ----            ----
Total revenues                                $  1,805,000     $  2,101,000    $  1,810,000
Total expenses                                   1,903,000        2,021,000       1,998,000
                                              ------------     ------------    ------------
Net (loss) income                                  (98,000)          80,000        (188,000)
Gain on sale of Third Avenue property           10,366,000               --              --
                                              ------------     ------------    ------------
Income (loss) from discontinued operations    $ 10,268,000     $     80,000    $   (188,000)
                                              ============     ============    ============

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On May 30, 2002 the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000 which would result in a gain of approximately $15,800,000. The Company has received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the Landlord of the premises notified the Company of certain alleged defaults under the lease, including, but not limited to the fact that the purchaser performed unauthorized construction at the premises. The Company commenced an action for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction which temporarily restrains the Landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that the purchaser failed to close and is in default of its obligations under the purchase contract. While negotiations are in process with the parties to attempt to settle the disputes, there can be no assurance that the sale will be consummated, or that the dispute with the Landlord will be resolved favorably, or that the deposit will not be required to be returned. The Company continues to explore all of its options, including subleasing the property.

13.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
         (amounts in thousands except per share amounts)

                                      Net Income (Loss)               Net Income (loss) per Common Share (1)
                                                                                 Basic and Diluted
                 ------------------------------------------------     --------------------------------------
                            Continuing   Discontinued                 Continuing      Discontinued
                 Revenue    Operations   Operations    Total          Operations      Operations       Total
                 -------    ----------   ----------    -----          ----------      ----------       -----
2002
March 31        $ 18,722    $  3,464     $     67     $  3,531        $  .69           $  .02          $  .71
June 30           18,603      (1,243)         110       (1,133)(2)      (.25)             .02            (.23)
September 30      19,249       7,028       10,352       17,380(2)       1.41             2.07            3.48
December 31       19,619       4,067         (261)       3,806           .81             (.05)            .76

                                                                                                         2001

March 31        $ 16,450    $ 25,624(5)  $    (17)(5) $  25,607(3)    $ 5.12           $   --          $ 5.12
June 30           16,551       2,112          (42)         2,070          .42             (.01)            .41
September 30      15,855       2,192           50          2,242          .44              .01             .45
December 31       18,386      (2,622)          89         (2,533)(4)      (.52)            .01            (.51)


(1) The total for the year may differ from the sum of the quarters as a result of weighting.

(2) Net of Stock Appreciation Rights (SAR's) expense of $4,236 in the second quarter of 2002. The third quarter of 2002 includes $4,236 representing the reversal of the SAR's expense previously recognized during 2002 and a gain on the sale of the Third Avenue property of $10,366.

(3) Includes a gain on the sale of the Fordham Road property of $19,026 and a gain from the early extinguishment of debt of $3,534.

(4) Includes of a charge of (i) $3,058 resulting from the write off of architectural and engineering costs associated with the development plans at Paramus prior to the IKEA ground lease, and (ii) a charge of $2,030 from the write-off of professional fees resulting from the termination of the spin-off of Alexander's Tower LLC.

(5) Adjusted to present the gain on sale of Fordham Road Property and gain on early extinguishment of debt.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning directors and executive officers of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2002, and such information is incorporated herein by reference. Information concerning Executive Officers of the Registrant appears on page 12 of this Annual Report on Form 10-K.

Item 11.    Executive Compensation

Information concerning executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

Item 14.    Controls and Procedures

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of Alexander's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


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

                                                                            Pages in this
                                                                            Annual Report
                                                                            on Form 10-K
                                                                            ------------
Schedule II - Valuation and Qualifying Accounts - years ended
   December 31, 2002, 2001 and 2000                                              49
Schedule III - Real Estate and Accumulated Depreciation as of
   December 31, 2002                                                             50

         All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

                  3.       Exhibits

                           See Exhibit Index on page 52

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

                                         ALEXANDER'S, INC.


                                         By: /s/ Joseph Macnow
                                             -----------------------------------
                                             Joseph Macnow
                                             Executive Vice-President and Chief
                                             Financial Officer

                                         Date: March  5, 2003
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

    Signature                                     Title                        Date
    ---------                                     -----                        ----

/s/ Steven Roth                    Chief Executive Officer and Director      March 5, 2003
---------------------------        (Principal Executive Officer)
Steven Roth


/s/ Michael D. Fascitelli          President and Director                    March 5, 2003
---------------------------
Michael D. Fascitelli

/s/ Joseph Macnow                  Executive Vice-President and              March 5, 2003
---------------------------        Chief Financial Officer
Joseph Macnow

/s/ Thomas R. DiBenedetto          Director                                  March 5, 2003
---------------------------
Thomas R. DiBenedetto

/s/ David Mandelbaum               Director                                  March 5, 2003
---------------------------
David Mandelbaum

/s/  Stephen Mann                  Director                                  March 5, 2003
---------------------------
Stephen Mann

/s/ Arthur I. Sonnenblick          Director                                  March 5, 2003
---------------------------
Arthur I. Sonnenblick

/s/ Neil Underberg                 Director                                  March 5, 2003
---------------------------
Neil Underberg

/s/ Richard West                   Director                                  March 5, 2003
---------------------------
Richard West

/s/ Russell B. Wight, Jr.          Director                                  March 5, 2003
---------------------------
Russell B. Wight, Jr.

                                  CERTIFICATION

I, Steven Roth, certify that:

         1. I have reviewed this annual report on Form 10-K of Alexander's, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 5, 2003


/s/ Steven Roth
-----------------------------
Steven Roth
Chief Executive Officer

                                  CERTIFICATION

I, Joseph Macnow, certify that:

         1. I have reviewed this annual report on Form 10-K of Alexander's, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 5, 2003


/s/ Joseph Macnow
-----------------------------
Joseph Macnow
Executive Vice President and Chief Financial Officer

                        ALEXANDER'S INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

           Column A                           Column B          Column C                    Column D              Column E
           --------                           --------          --------      --------------------------------    --------
                                               Balance          Additions                                          Balance
(amounts in thousands)                     at Beginning     Charged Against          Deductions                    at end
Description                                   of Year          Operations           Description          Amount    of Year
                                              -------          ----------           -----------          ------    -------
Year Ended December 31, 2002:
    Deducted from accounts receivable,                                        Uncollectible accounts
      allowance for doubtful accounts....      $  929            $ (191)          written-off            $  642    $     96
                                               ======            =======                                 ======    ========
Year Ended December 31, 2001:
    Deducted from accounts receivable                                         Uncollectible accounts
      allowance for doubtful accounts....      $  722            $  365           written-off            $  158    $    929
                                               ======            ======                                  ======    ========
Year Ended December 31, 2000:
    Deducted from accounts receivable,                                        Uncollectible accounts
      allowance for doubtful accounts....      $  314            $  413           written-off            $    5    $    722
                                               ======            ======                                  ======    ========

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (amounts in thousands)

Column A               Column B                 Column C               Column D
--------               --------        --------------------------      --------
                                       Initial Cost to Company (2)
                                       ---------------------------
                                                       Building,         Cost
                                                      Leaseholds      Capitalized
                                                     and Leasehold    Subsequent to
   Description         Encumbrances      Land         Improvements    Acquisition(3)
   -----------         ------------      ----         ------------    --------------
Commercial Property:
New York City,
  New York:
Rego Park I            $ 82,000        $  1,647        $  8,953        $ 57,641
Rego Park II                 --           3,906           1,467             657
Flushing (5)                 --              --           1,660           1,553
Lexington Ave            55,500          14,432          12,355         354,154
Kings Plaza
Regional Shopping
  Center                219,307             497           9,542         118,040
                        -------         -------         -------         -------

Total New York          356,807          20,482          33,977         532,045


New Jersey - Paramus     68,000           1,441              --          10,313

Other Properties             --             599           1,804              --
                                        -------         -------         -------
Other debt (1)          119,000
                        -------
TOTAL                  $543,807        $ 22,522        $ 35,781        $542,358
                        =======         =======         =======         =======


                                          Column E                           Column F     Column G      Column H        Column I
                     ------------------------------------------------        --------     --------      --------        --------
                     Gross Amount at which Carried at Close of Period
                     ------------------------------------------------
                                                                                                                     Life on Which
                                 Buildings,                               Accumulated                                Depreciation in
                                 Leasehold                                Depreciation                               Latest Income
                               and Leaseholds  Construction                  and           Date of         Date       Statement is
                        Land   Improvements    In Progress    Total(3)   Amortization   Construction    Acquired(2)     Computed
                        ----   ------------    -----------    --------   ------------   ------------    -----------     --------
Commercial Property:
New York City,
  New York:
Rego Park I          $  1,647    $ 66,594      $     --      $ 68,241    $ 19,203            1959          1992        15-39 years
Rego Park II            3,906       1,565           559         6,030       1,474            1965          1992        38-39 years
Flushing (5)               --       3,213            --         3,213       1,711            1975(4)       1992        26 years
Lexington Ave          48,380          --       332,561       380,941          --              --          1992        --
Kings Plaza
Regional Shopping
  Center               24,482     103,405           192       128,079      33,492            1970          1992        7-50 years
                      -------     -------      --------      --------    --------
Total New York         78,415     174,777       333,312       586,504      55,880
New Jersey - Paramus   11,754          --            --        11,754          --              --          1992        --
Other Properties          599       1,804            --         2,403       1,806         Various          1992        7-25 years
                      -------     -------      --------      --------    --------
Other debt (1)
TOTAL                $ 90,768    $176,581      $333,312      $600,661    $ 57,686
                      =======     =======      ========      ========    ========

    (1) Vornado loan (see Note 3).
    (2) Initial cost is as of May 15, 1992 (the date on which the Company commenced real estate operations) unless acquired subsequent to that date. See Column H.
    (3) The net basis in the Company's assets and liabilities for tax purposes is approximately $42,000 lower than the amount reported for financial statement purposes.
    (4) Date represents lease acquisition date.
    (5) At December 31, 2002 the Flushing property was classified as "asset held for sale."

                       ALEXANDER'S, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)

                                                                      December 31,
                                                     -----------------------------------------
                                                        2002             2001             2000
                                                        ----             ----             ----
REAL ESTATE:
Balance at beginning of period                       $ 436,742       $ 404,935       $ 327,004
Additions during the period:
    Buildings, leaseholds and
    leasehold improvements                               4,608           3,118           1,541
Construction in progress                               164,948          45,372          76,390
                                                     ---------       ---------       ---------
                                                       606,298         453,425         404,935
Less: asset sold, held for sale and written-off         (8,850)        (16,683)             --
                                                     ---------       ---------       ---------
Balance at end of period                             $ 597,448       $ 436,742       $ 404,935
                                                     =========       =========       =========
ACCUMULATED DEPRECIATION:
Balance at beginning of period                       $  56,383       $  58,884       $  55,199
    Additions charged to operating
     expenses                                            4,563           4,535           3,685
                                                     ---------       ---------       ---------
                                                        60,946          63,419          58,884
Less: asset sold and held for sale                      (4,971)         (7,036)             --
                                                     ---------       ---------       ---------

Balance at end of period                             $  55,975       $  56,383       $  58,884
                                                     =========       =========       =========

                                                      Index to Exhibits

              The following is a list of all exhibits filed as part of the
Report:

EXHIBIT
  NO.                                                                                                         PAGE
--------                                                                                                      ----
3(i)           --  Certificate of Incorporation, as amended.  Incorporated herein by reference from
                    Exhibit 3.0 to the Registrant's Current Report on Form 8-K dated September 21, 1993        *

3(ii)          --  By-laws, as amended.  Incorporated herein by reference from Exhibit 10.1 to the
                    Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
                    2000...............................................................................        *

10(i)(A)(1)    --  Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of
                    July 3, 2002, among 731 Residential Holding LLC. as the sole member Domenic A.
                    Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager.
                    Incorporated herein by reference from Exhibit 10(i)(A)(1) to the Registrant's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002...........        *

10(i)(A)(2)    --  Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of
                    July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A.
                    Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager.
                    Incorporated herein by reference from Exhibit 10(i)(A)(2) to the Registrant's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002...........        *

10(i)(B)(1)    --  Amended and Restated Credit Agreement dated July 3, 2002 between 59th Street
                    Corporation and Vornado Lending, LLC (evidencing $40,000,000 of debt on which 59th
                    Street Corporation became the direct borrower). Incorporated herein by reference from Exhibit 10(i)(B)(1) to the Registrant's Quarterly Report on Form 10-Q for the
                    fiscal quarter ended June 30, 2002.................................................        *

10(i)(B)(2)    --  Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending
                    L.L.C. evidencing a $20,000,000 loan. Incorporated herein by reference from
                    Exhibit 10(i)(B)(2) to the Registrant's Quarterly Report on Form 10-Q for the
                    fiscal quarter ended June 30, 2002.................................................        *

10(i)(B)(3)    --  Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander's Inc.
                    and Vornado Lending L.L.C. evidencing a $50,000,000 line of credit facility (of which $24,000,000 has been advanced). Incorporated herein by reference from
                    Exhibit 10(i)(B)(3) to the Registrant's Quarterly Report on Form 10-Q for the
                    fiscal quarter ended June 30, 2002.................................................        *

10(i)(B)(4)    --  Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending
                    L.L.C. evidencing a $35,000,000 loan. Incorporated herein by reference from
                    Exhibit 10(i)(B)(4) to the Registrant's Quarterly Report on Form 10-Q for the
                    fiscal quarter ended June 30, 2002.................................................        *

10(i)(C)       --  Building Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial
                    LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und
                    Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C) to the Registrant's Quarterly Report on Form 10-Q
                    for the fiscal quarter ended June 30, 2002.........................................        *


----------
Incorporated by reference

EXHIBIT
  NO.                                                                                                         PAGE
--------                                                                                                      ----
10(i)(C)(1)    --  Project Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und
                    Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the Registrant's Quarterly Report on Form
                    10-Q for the fiscal quarter ended June 30, 2002....................................        *

10(i)(C)(2)    --  Supplemental Loan Agreement, dated as of July 3, 2002, by and between 731
                    Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische
                    Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated
                    herein by reference from Exhibit 10(i)(C)(2) to the Registrant's Quarterly Report
                    on Form 10-Q for the fiscal quarter ended June 30, 2002............................        *

(10)(i)(C)(3)  --  Consolidated, Amended and Restated Building Loan Mortgage, dated as of July 3,
                    2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as
                    Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for
                    the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(3) to the
                    Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
                    2002...............................................................................        *

10(i)(C)(4)    --  Consolidated, Amended and Restated Building Loan Note, dated as of July 3, 2002 by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders.
                    Incorporated herein by reference from Exhibit 10(i)(C)(4) to the Registrant's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002...........        *

10(i)(C)(5)    --  Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P.
                    for the benefit of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent
                    for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(5) to the
                    Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
                    2002...............................................................................        *

10(i)(C)(6)    --  Guaranty of Carry Obligations, dated as of July 3, 2002, executed by Alexander's,
                    Inc. for the benefit of Bayerische Hypo-und Vereinsbank AG, New York Branch, as
                    Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(6)
                    to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
                    June 30, 2002......................................................................        *

10(i)(C)(7)    --  Environmental Indemnity Agreement, dated as of July 3, 2002, executed by
                    Alexander's, Inc., 731 Residential LLC and 731 Commercial LLC in favor of
                    Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders.
                    Incorporated herein by reference from Exhibit 10(i)(C)(7) to the Registrant's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002...........        *

10(i)(C)(8)    --  Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander's,
                    Inc., 731 Commercial LLC, 731 Residential LLC and Vornado Realty, L.P.
                    Incorporated herein by reference from Exhibit 10(i)(C)(8) to the Registrant's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002...........        *

10(i)(D)       --  Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12,
                    1999, between The Chase Manhattan Bank, as mortgagee, and Alexander's Rego
                    Shopping Center Inc., as mortgagor.  Incorporated herein by reference from Exhibit
                    10(i)(E) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter
                    ended June 30, 2000................................................................        *

----------
Incorporated by reference

EXHIBIT
  NO.                                                                                                         PAGE
--------                                                                                                      ----
10(i)(E)(1)    --  Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty
                    Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company.  Incorporated herein by reference from Exhibit 10(i)(O) to the
                    Registrant's Form 10-K for the fiscal year ended July 25, 1992.....................        *

10(i)(E)(2)    --  Extension Agreement to the Real Estate Retention Agreement, dated as of February 6,
                    1995, between the Company and Vornado Realty Trust.  Incorporated herein by reference from Exhibit 10(i)(G)(2) to the Registrant's Form 10-K for the fiscal
                    year ended December 31, 1994.......................................................        *

10(i)(E)(3)    --  Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander's, Inc. and Vornado Realty, L.P.  Incorporated herein by reference from Exhibit 10(i)(E)(3) to the Registrant's Quarterly Report on Form
                    10-Q for the fiscal quarter ended June 30, 2002....................................        *

10(i)(E)(4)    --  59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC.
                    Incorporated herein by reference from Exhibit 10(i)(E)(4) to the Registrant's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002...........        *

10(i)(F)(1)    --  Amended and Restated Management and Development Agreement, dated as of July 3,
                    2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado
                    Management Corp.  Incorporated herein by reference from Exhibit 10(i)(F)(1) to the
                    Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
                    2002...............................................................................        *

10(i)(F)(2)    --  59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(2) to the Registrant's Quarterly Report on Form
                    10-Q for the fiscal quarter ended June 30, 2002....................................        *

10(i)(F)(3)    --  Kings Plaza Management Agreement, dated as of May 31, 2001, by and between
                    Alexander's Kings Plaza LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(3) to the Registrant's Quarterly Report on Form
                    10-Q for the fiscal quarter ended June 30, 2002....................................        *

10(ii)(A)(3)   --  Agreement of Lease for Rego Park, Queens, New York, between Alexander's, Inc. and
                    Sears Roebuck & Co.  Incorporated herein by reference from Exhibit 10.1 to the
                    Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
                    1994...............................................................................        *

10(ii)(A)(4)   --  Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant.  Incorporated herein by reference from Exhibit (ii)(E)(7) to the Registrant's Form 10-K for the fiscal
                    year ended July 25, 1992...........................................................        *

10(ii)(A)(4)   --  First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of
                    February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant.
                    Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the Registrant's
                    Form 10-K for the fiscal year ended December 31, 1994..............................        *

10(ii)(A)(5)   --  Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third
                    Avenue Acquisition Associates.  Incorporated by reference from Exhibit 10(ii)(F)
                    to the Registrant's Form 10-K for the fiscal year ended July 31, 1993..............        *

----------
Incorporated by reference

EXHIBIT
  NO.                                                                                                         PAGE
--------                                                                                                      ----
10(ii)(A)(6)   --  Agreement of Lease for Rego Park, Queens, New York, between the Company and
                    Marshalls of Richfield, MN., Inc., dated as of March 1, 1995.  Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the Registrant's Form 10-K for the
                    fiscal year ended December 31, 1994................................................        *

10(ii)(A)(7)   --  Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)(a)
                    above by the Company.  Incorporated herein by reference from Exhibit
                    10(ii)(A)(12)(b) to the Registrant's Form 10-K for the fiscal year ended December
                    31, 1994...........................................................................        *

10(iii)(B)     --  Employment Agreement, dated February 9, 1995, between the Company and Stephen
                    Mann.  Incorporated herein by reference from Exhibit 10(iii)(B) to the
                    Registrant's Form 10-K for the fiscal year ended December 31, 1994.................        *

10(iv)(A)      --  Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997.  Incorporated herein by reference from Exhibit 10 to the Registrant's Form 10-Q for the fiscal
                    quarter ended June 30, 1997........................................................        *

10(v)(A)(1)    --  Amended and Restated Consolidated Mortgage and Security Agreement dated as of May
                    31, 2001 among Alexander's Kings Plaza L.L.C. as mortgagor, Alexander's of King
                    L.L.C., as mortgagor and Kings Parking L.L.C., as mortgagor, collectively borrower, to Morgan Guaranty Trust Company of New York, as mortgagee. Incorporated herein by reference from Exhibit 10(v) A1 to the Registrant's Quarterly Report on
                    Form 10-Q for the fiscal quarter ended June 30, 2001...............................        *

10(v)(A)(2)    --  Amended, Restated and Consolidated Promissory Note, dated as of May 31, 2001 by and between Alexander's Kings Plaza L.L.C., Alexander's of Kings L.L.C. and Kings
                    Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New
                    York, lender. Incorporated herein by reference from Exhibit 10(v) A2 to the
                    Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
                    2001...............................................................................        *

10(v)(A)(3)    --  Cash Management Agreement dated as of May 31, 2001 by and between Alexander's Kings
                    Plaza L.L.C., Alexander's of Kings L.L.C. and Kings Parking L.L.C., collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A3 to the Registrant's Quarterly Report on
                    Form 10-Q for the fiscal quarter ended June 30, 2001...............................        *

10(v)(A)(4)    --  Note modification and Severance Agreement dated as of November 26, 2001, between
                    Alexander's Kings Plaza L.L.C., Alexander's of Kings L.L.C. and Kings Parking
                    L.L.C., collectively borrower and JP Morgan Chase Bank of New York, lender.
                    Incorporated herein by reference from Exhibit 10(v)(A)(4) to the Registrant's Form
                    10-K for the fiscal year ended December 31, 2001...................................        *

10(v)(B)(1)    --  Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited
                    Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the Registrant's Quarterly Report on Form 10-Q
                    for the fiscal quarter ended June 30, 2001.........................................        *

10(v)(B)(2)        First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One
                    Limited Partnership, landlord and Bloomberg L.P., tenant.  Incorporated herein by reference from Exhibit 10(v)(B)(2) to the Registrant's Quarterly Report on Form
                    10-Q for the fiscal quarter ended June 30, 2002....................................        *

----------
Incorporated by reference

EXHIBIT
  NO.                                                                                                         PAGE
--------                                                                                                      ----
10(v)(C)(1)    --  Loan Agreement dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender.  Incorporated herein by reference from Exhibit 10(v)(C)(1) to the Registrant's Form 10-K for the fiscal
                    year ended December 31, 2001.......................................................        *

10(v)(C)(2)    --  Mortgage, Security Agreement and Fixture Financing Statement dated as of October 2,
                    2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB
                    (publ), as lender.  Incorporated herein by reference from Exhibit 10(v)(C)(2) to
                    the Registrant's Form 10-K for the fiscal year ended December 31, 2001.............        *

10(v)(C)(3)    --  Environmental undertaking letter dated as of October 2, 2001 by and between ALX of
                    Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender.
                    Incorporated herein by reference from Exhibit 10(v)(C)(3) to the Registrant's Form
                    10-K for the fiscal year ended December 31, 2001...................................        *

10(v)(C)(4)    --  Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as Landlord, and IKEA Property, Inc. as Tenant. Incorporated herein by reference from Exhibit
                    10(v)(C)(4) to the Registrant's Form 10-K for the fiscal year ended December 31,
                    2001...............................................................................        *

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

----------
Incorporated by reference