Form 10-Q
period 2003-03-31
ALEXANDERS INC
filed 2003-05-07
CIK 3499

EXHIBIT INDEX ON PAGE 22

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________________ to _____________________

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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

[X]	Yes	[ ]	No

As of April 19, 2003 there were 5,000,850 shares of common stock, par value $1 per share outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

	March 31,	December 31,
	2003	2002

ASSETS:	(Unaudited)
Real estate, at cost:
Land	$90,768	$90,768
Buildings, leaseholds and leasehold improvements	173,368	173,368
Construction in progress (including Vornado Realty Trust (Vornado) fees of $16,603 in 2003 and $13,325 in 2002)	381,565	315,781
Air rights acquired for Lexington Avenue Development	17,531	17,531

Total	663,232	597,448
Less accumulated depreciation and amortization	(57,057)	(55,975)

Real estate, net	606,175	541,473
Asset held for sale	1,502	1,502
Cash and cash equivalents	14,051	45,239
Restricted cash	5,285	2,425
Accounts receivable, net of allowance for doubtful accounts of $256 in 2003 and $96 in 2002	2,715	2,508
Receivable arising from the straight-lining of rents,	21,230	20,670
Deferred lease and other property costs (including unamortized Vornado leasing fees of $14,736 in 2003 and $14,837 in 2002)	27,443	27,765
Deferred debt expense	13,652	14,619
Other assets	5,727	8,711

TOTAL ASSETS	$697,780	$664,912

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt (including $119,000 due to Vornado in 2003 and 2002)	$567,608	$543,807
Amounts due to Vornado	13,740	11,294
Accounts payable and accrued expenses	38,807	36,895
Other liabilities	4,156	4,251

TOTAL LIABILITIES	624,311	596,247

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,174	5,174
Additional capital	24,843	24,843
Retained earnings	44,412	39,608

	74,429	69,625
Less treasury shares, 172,600 shares at cost	(960)	(960)

Total stockholders’ equity	73,469	68,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,780	$664,912

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(amounts in thousands except per share amounts)

	For The Three Months Ended
	March 31,

	2003	2002

REVENUES:
Property rentals	$12,672	$12,405
Expense reimbursements	6,896	6,317

Total revenues	19,568	18,722

EXPENSES:
Operating (including management fees of $363 and $366 to Vornado)	8,913	6,870
General and administrative (including management fees of $540 to Vornado in each period)	923	865
Depreciation and amortization	1,607	1,612

Total expenses	11,443	9,347

OPERATING INCOME	8,125	9,375
Interest and debt expense (including interest on loans from Vornado)	(3,200)	(6,578)
Interest and other income, net	123	667

Income from continuing operations	5,048	3,464
(Loss) income from discontinued operations	(244)	67

NET INCOME	$4,804	$3,531

Income (loss) per share (basic and diluted):
Continuing operations	$1.01	$.69
Discontinued operations	(.05)	.02

Net income	$.96	$.71

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For The Three Months Ended March 31,

	2003	2002

Cash Flows From Operating Activities:
Income from continuing operations	$5,048	$3,464
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization (including debt issuance costs)	2,574	1,811
Straight-lining of rental income,	(560)	(744)
Change in assets and liabilities:
Accounts receivable	(207)	(926)
Amounts due to Vornado and its affiliate	(644)	(985)
Accounts payable and accrued expenses	792	(3,146)
Other liabilities	(95)	233
Other	2,781	1,152

Net cash provided by operating activities of continuing operations	9,689	859

(Loss) income from discontinued operations	(244)	67
Depreciation and amortization	—	31

Net cash (used in) provided by discontinued operations	(244)	98

Net cash provided by operating activities	9,445	957

Cash Flows From Investing Activities:
Cash flows from continuing operations:
Additions to real estate	(61,574)	(12,223)
Cash restricted for operating liabilities	(2,932)	(1,989)
Cash made available for operating liabilities	72	—

Net cash used in continuing operations	(64,434)	(14,212)

Net cash used in investing activities	(64,434)	(14,212)

Cash Flows From Financing Activities:
Issuance of debt	24,518	—
Debt repayments	(717)	(670)
Deferred debt expense	—	(36)

Net cash provided by (used in) financing activities	23,801	(706)

Net decrease in cash and cash equivalents	(31,188)	(13,961)
Cash and cash equivalents at beginning of period	45,239	135,258

Cash and cash equivalents at end of period	$14,051	$121,297

Supplemental disclosure of cash flow information:
Cash payments for interest (of which $8,731 and $4,685 have been capitalized)	$10,914	$12,533

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheet as of March 31, 2003, the Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Alexander’s, Inc. and Subsidiaries’ (the “Company”) annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

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

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, the Company reclassified its statements of operations to reflect income and expenses for properties which are held for sale or sold during 2002 and thereafter as discontinued operations.

2. RELATIONSHIP WITH VORNADO REALTY TRUST (“Vornado”)

     Vornado owns 33.1% of the Company’s Common Stock as of March 31, 2003. Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties (“Interstate”) and Chairman of the Board and Chief Executive Officer of Vornado. At March 31, 2003, Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) own, in the aggregate, 27.5% of the outstanding common stock of the Company, and 12.9% of the outstanding common shares of beneficial interest of Vornado.

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

     Pursuant to this construction loan, Vornado has agreed to guarantee among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs (as defined) and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under the secured line of credit, discussed below, interest on those advances are at 15% per annum.

     The other fees payable by the Company to Vornado consist of (i) an annual management fee of $3,000,000 plus 3% of the gross income from the Kings Plaza Mall, (ii) a development fee equal to 6% of development costs, as defined, with a minimum guaranteed fee of $750,000 per annum, and (iii) a leasing fee. The development fee for the Lexington Avenue project is estimated to be approximately $26,300,000. At March 31, 2003, the Company owed Vornado $10,235,000 in development fees. The leasing fee to Vornado is equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii) in the event of a lease or sublease of an asset, 3% of lease rent

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amount is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers.

     The following table shows the total amounts incurred under the above mentioned agreements.

	Three Months Ended
	March 31,

(amounts in thousands)	2003	2002

Management fee	$903	$906
Development fee, guarantee fee and rent for development office	3,371	1,423
Leasing and other fees	535	767

	$4,809	$3,096

     At March 31, 2003, the Company was indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000 financing, and (ii) $24,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and line of credit is 12.48% and the maturity has been extended to the earlier of January 3, 2006 or the date the Lexington Avenue construction loan is repaid in full. The interest rate on the loan and line of credit will reset quarterly, using the same spread to treasuries and a 3.00% floor for treasuries. The Company incurred interest on its loans from Vornado of $3,778,000 and $4,082,000 in the three months ended March 31, 2003 and 2002. At March 31, 2003, $26,000,000 was available under the line of credit.

3. DEBT

     Below is a summary of the Company’s outstanding debt.

			Balance as of

		Interest Rate as of	March 31,	December 31,
	Maturity	March 31, 2003	2003	2002
(amounts in thousands)
	January
Term loan to Vornado	2006	12.48%	$119,000	$119,000
First mortgage loan, secured by the Company’s Kings Plaza Regional Shopping Center	June 2011	7.46%	218,590	219,307
First mortgage loan, secured by the Company’s Rego Park I Shopping Center	May 2009	7.25%	82,000	82,000
First mortgage loan secured by	October
the Company’s Paramus Property	2011	5.92%	68,000	68,000
Construction loan, secured by the Company’s Lexington Avenue Property	January 2006	3.88%	80,018	55,500

			$567,608	$543,807

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The scheduled principal repayments for the next five years and thereafter are as follows:

(amounts in thousands)

Year Ending December 31,

2003	$2,004
2004	3,226
2005	3,895
2006	203,217
2007	4,526
Thereafter	350,740

4. LEXINGTON AVENUE

     The development plans at Lexington Avenue consist of approximately 1.3 million square foot multi-use building. The building will contain approximately 154,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office (695,000 square feet of which has been leased to Bloomberg L.P.) and approximately 248,000 net saleable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2005. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the “Construction Loan”). The estimated construction costs in excess of the construction loan of approximately $140,000,000 has been provided by the Company. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.88%) and a term of forty-two months subject to two one-year extensions. The Company received funding of $80,000,000 under the Construction Loan as of March 31, 2003. Of the total construction budget of $630,000,000, $246,000,000 has been expended through March 31, 2003 and an additional $143,000,000 has been committed to. Pursuant to this Construction Loan, Vornado has agreed to guarantee, among other things, the lien free, timely, completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company.

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

5. COMMITMENTS AND CONTINGENCIES

     The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that since the Company’s current all risk insurance policies, differ from policies in effect prior to September 11, 2001 as to coverage for terrorist acts, there are breaches of these debt instruments that allow the lenders to declare an event of default and accelerate repayment of the debt. In addition, if lenders insist on coverage for these risks, as it existed prior to September 11, 2001, it could adversely affect the Company’s ability to finance and/or refinance its properties, including the construction of its Lexington Avenue development property.

     In June 1997, the Kings Plaza Regional Shopping Center (the “Center”), commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II “Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years ($2,176,000 has been paid as of March 31, 2003) for its estimated obligation with respect to the clean up

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

     The Company believes the majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company is pursuing claims against potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these third parties will be solvent. In addition, the costs associated with pursuing responsible parties may be cost prohibitive. The Company has not recorded an asset as of March 31, 2003 for possible recoveries of environmental remediation costs from potentially responsible third parties.

     Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company’s financial condition or results of operations.

Letters of Credit

     Approximately $8,100,000 in standby letters of credit were issued at March 31, 2003.

6. INCOME PER SHARE

     The following table sets forth the computation of basic and diluted income per share:

	For The Three Months March 31,

(amounts in thousands except per share amounts)	2003	2002

Numerator:
Income from continuing operations	$5,048	$3,464
(Loss) income from discontinued operations	(244)	67

Net income	$4,804	$3,531

Denominator:
Denominator for basic income per share – weighted average shares	5,001	5,001
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	5,001	5,001

INCOME PER COMMON SHARE – BASIC AND DILUTED:
Income from continuing operations	$1.01	$.69
(Loss) income from discontinued operations	(.05)	.02

Net income per common share	$.96	$.71

     Options to purchase 125,000 shares of the Company’s common stock were not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares for the periods presented.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. DISCONTINUED OPERATIONS

     Discontinued operations include the Company’s Third Avenue property which was sold on August 30, 2002 and the Flushing property which is shown on the Balance Sheet as an “Asset held for sale”. Details of the operations at these properties are as follows:

	For The Three Months March 31,

(amounts in thousands)	2003	2002

Total revenues	$155	$580
Total expenses	399	513

(Loss) income from discontinued operations	$(244)	$67

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

INDEPENDENT ACCOUNTANTS’ REPORT

Shareholders and Board of Directors
Alexander’s Inc.
New York, New York

     We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s Inc. and Subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alexander’s Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 7, 2003

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

     For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements for the three months ended March 31, 2003 and 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

     In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

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

Revenue Recognition

     Base rent – income arising from tenant leases. These rents are recognized over the non-cancellable term of the related leases on a straight-line basis which included the rent steps and free rent abatements under the leases.

     Percentage Rents – income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SAB 101, which states that this income is to be recognized only after the contingency has been removed (i.e. sales threshold have been achieved).

     Expenses Reimbursement Income – income arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred.

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

Results of Operations

     The Company had net income of $4,804,000 in the quarter ended March 31, 2003, compared to $3,531,000 in the quarter ended March 31, 2002, an increase of $1,273,000. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, the Company reclassified its statements of operations to reflect income and expenses for properties which are held for sale and sold as discontinued operations.

     Property rentals were $12,672,000 in the quarter ended March 31, 2003, compared to $12,405,000 in the prior year’s quarter, an increase of $267,000. This increases resulted primarily from an increase in occupancy at the Kings Plaza Regional Shopping Center.

     Tenant expense reimbursements were $6,896,000 in the quarter ended March 31, 2003, compared to $6,317,000 in the prior year’s quarter, an increase of $579,000. This increases resulted from a $906,000 increase in tenant reimbursements, offset by $327,000 of adjustments to accruals for the year ended December 31,2002, based on actual expenses for those periods.

     Operating expenses were $8,913,000 in the quarter ended March 31, 2003, compared to $6,870,000 in the prior year’s quarter, an increase of $2,043,000. Of this increase (i) $363,000 resulted primarily from higher fuel costs for the utility plant at the Company’s Kings Plaza Regional Shopping Center, (ii) $307,000 resulted from bad debt expense this year as compared to a bad debt recovery in the prior year’s quarter and (iii) $180,000 resulted from higher garage expenses. The balance of the increase was due to higher insurance, real estate taxes and repairs and maintenance, which were billed to tenants.

     Interest and debt expense was $3,200,000 in the quarter ended March 31, 2003, compared to $6,578,000 in the prior year quarter a decrease of $3,378,000. The decrease in interest expense resulting from higher capitalized interest relating to the Lexington Avenue development property (interest expense of $8,731,000 was capitalized in 2003, as compared to $4,685,000 in 2002) and a decrease in average interest rates from 8.55% to 7.98%.

     Interest and other income, net was $123,000 in the quarter ended March 31, 2003, compared to $667,000 in the prior year’s quarter, a decrease of $544,000. This decrease resulted primarily from lower average cash invested due to funding of the Lexington Avenue development project.

     Discontinued operations include the Company’s Third Avenue property which was sold on August 30, 2002 and the Flushing property which is shown on the Balance Sheet as an “Asset held for sale”. Details of the operations are as follows:

	For The Three Months Ended March 31,

(amounts in thousands)	2003	2002

Total revenues	$155	$580
Total expenses	399	513

(Loss) Income from discontinued operations	$(244)	$67

     The decrease in revenues and expenses in 2003 were due to the sale of the Third Avenue property in August of 2002.

Liquidity and Capital Resources

     Alexander’s operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the Lexington Avenue property, which is not expected until 2005, the Company expects that cash flow will become positive.

Development Plans

     The development plans at Lexington Avenue consist of approximately 1.3 million square foot multi-use building. The building will contain approximately 154,000 net rentable square feet of retail (45,000 square feet of which has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office (695,000 square feet of which has been leased to Bloomberg L.P.) and approximately 248,000 net saleable square feet of residential consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2005. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property (the “Construction Loan”). The estimated construction costs in excess of the construction loan of approximately $140,000,000 has been provided by the Company. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.88%) and a term of forty-two months subject to two one-year extensions. The Company has received funding of $80,000,000 under the Construction Loan as of March 31, 2003. Of the total construction budget of $630,000,000, $246,000,000 has been expended through March 31, 2003 and an additional $143,000,000 has been committed to. Pursuant to this Construction Loan, Vornado has agreed to guarantee, among other things, the lien free, timely, completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company. If Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 currently available under its line of credit with the Company, interest on those advance are at 15% per annum.

     The Company’s lease with Bloomberg L.P. has an initial term of 25 years, with a ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter.

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

Insurance

     The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that since the Company’s current all risk insurance policies, differ from policies in effect prior to September 11, 2001 as to coverage for terrorist acts, there are breaches of these debt instruments that allow the lenders to declare an event of default and accelerate repayment of the debt. In addition, if lenders insist on coverage for these risks, as it existed prior to September 11, 2001, it could adversely affect the Company’s ability to finance and/or refinance its properties, including the construction of its Lexington Avenue development property.

Disposition of Property

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

Debt

     At March 31, 2003, the Company was indebted to Vornado in the amount of $119,000,000 comprised of (i) $95,000,000 financing, and (ii) $24,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and the line of credit which is currently 12.48%, will reset quarterly using a Treasury index (with a 3% floor) plus the same spread to treasuries.

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

     Cash Flows

Three Months Ended March 31, 2003

     Net cash provided by operating activities of $9,445,000 was comprised of (i) net income of $4,804,000 (ii) non-cash items of $2,014,000, offset by and (iii) the net change in operating assets and liabilities of $2,627,000. The adjustments for non-cash items are comprised of depreciation and amortization of $2,574,000, offset by the effect of straight-lining of rental income of $560,000.

     Net cash used in investing activities of $64,434,000, was comprised of capital expenditures of $61,574,000. The capital expenditures were primarily related to the Lexington Avenue development project.

     Net cash provided by financing activities of $23,801,000 resulted primarily from increase borrowings primarily to fund the Lexington Avenue development project of $24,518,000, offset by debt repayments of $717,000.

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

Funds from Operations for the Three Months Ended March 31, 2003, and 2002

     Funds from operations (“FFO”) was $6,411,000 in the quarter ended March 31,2003, compared to $5,174,000 in the prior year’s quarter, an increase of $1,237,000. Effective with the Company’s filing of its 2003 first quarter Form 10-Q, the Company has revised its definition of FFO to include the effect of straight-lining of rent. This change was made in order to comply with the Securities and Exchange Commission’s recent Regulation G concerning non-GAAP financial measures, adhere to the National Association of Real Estate Investment Trusts (“NAREIT’s”) definition of FFO and to disclose FFO on a comparable basis with virtually all other companies in the industry. FFO for last year’s first quarter has been restated for comparability. Income from the straight-lining of rents amounted to $560,000 for the quarter ended March 31, 2003, and $744,000 for the quarter ended March 31, 2002. The following table reconciles net income to funds from operations:

	For The Three Months Ended
(amounts in thousands).	March 31,

	2003	2002

Net income	$4,804	$3,531
Depreciation and amortization of real property	1,607	1,643

Funds from operations	$6,411	$5,174

     Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of funds from operations. Funds from operations should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity. Management considers funds from operations a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs. Funds from operations is computed in accordance with NAREIT’s standards, which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with NAREIT’s definition or that interpret NAREIT’s definition differently.

     Below are the cash flows provided by (used in) operating, investing and financing activities:

	For The Three Months Ended
(amounts in thousands)	March 31,

	2003	2002

Operating activities	$9,445	$957

Investing activities	$(64,434)	$(14,212)

Financing activities	$23,801	$(706)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company’s exposure to a change in interest rates is as follows:

	2003			2002

		Weighted	Effect of 1%		Weighted
(amounts in thousands except	March 31,	Average	Change In	December 31,	Average
per share amount)	Balance	Interest Rate	Base Rates	Balance	Interest Rate

Variable rate	$199,018	9.02%	$1,990	$174,500	9.76%
Fixed rate	368,590	7.13%	—	369,307	7.13%

	$567,608		1,990	$543,807

Total effect on the Company’s annual net income			$1,990

Per share-diluted			$.40

     The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $17,788,000 at March 31, 2003.

Item 4.   Controls and Procedures

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Alexander’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

PART II.   OTHER INFORMATION

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

             During the quarter ended March 31, 2003, the Company did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC

(Registrant)

Date: May 7, 2003	/s/ Joseph Macnow

Joseph Macnow,
Executive Vice President and Chief Financial Officer

CERTIFICATION

I, Steven Roth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alexander’s, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls ; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        May 7, 2003

/s/	Steven Roth

Steven Roth
Chief Executive Officer

CERTIFICATION

I, Joseph Macnow, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alexander’s, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls ; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        May 7, 2003

/s/	Joseph Macnow

Joseph Macnow,
Executive Vice President and Chief Financial Officer

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
10(v)(C)(4)	—	Exhibit 10(v)(C)(4) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.	*

15.1	—	Letter regarding unaudited interim financial information

*	Incorporated by reference