Form 10-Q
period 2003-06-30
ALEXANDERS INC
filed 2003-08-07
CIK 3499

EXHIBIT INDEX ON PAGE 21

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

or

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes     ☐ No

As of July 25, 2003, there were 5,000,850 shares of common stock, par value $1 per share outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
Real estate, at cost:
Land	$90,768	$90,768
Buildings, leaseholds and leasehold improvements	173,368	173,368
Construction in progress (including Vornado Realty Trust (“Vornado”) fees of $20,140 and $13,325)	453,060	315,781
Air rights acquired for Lexington Avenue Development	17,531	17,531

Total	734,727	597,448
Less accumulated depreciation and amortization	(58,145)	(55,975)

Real estate, net	676,582	541,473
Asset held for sale	1,502	1,502
Cash and cash equivalents	23,302	45,239
Restricted cash	3,799	2,425
Accounts receivable, net of allowance for doubtful accounts of $233 and $96	1,957	2,508
Receivable arising from the straight-lining of rents	21,679	20,670
Deferred lease and other property costs (including unamortized leasing fees to Vornado of $14,527 and $14,837)	27,105	27,765
Deferred debt expense	12,703	14,619
Other assets	6,425	8,711

TOTAL ASSETS	$775,054	$664,912

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt (including $124,000 and $119,000 due to Vornado)	$634,907	$543,807
Amounts due to Vornado	17,071	11,294
Accounts payable and accrued expenses	40,028	36,895
Other liabilities	13,975	4,251

TOTAL LIABILITIES	705,981	596,247

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,174	5,174
Additional paid-in capital	24,843	24,843
Retained earnings	40,016	39,608

	70,033	69,625
Less treasury shares, 172,600 shares at cost	(960)	(960)

Total stockholders’ equity	69,073	68,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$775,054	$664,912

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands except per share amounts)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

REVENUES:
Property rentals	$12,805	$12,636	$25,477	$25,041
Expense reimbursements	7,193	5,967	14,089	12,284

Total revenues	19,998	18,603	39,566	37,325

EXPENSES:
Operating (including management fees to Vornado of $368 and $353 in each three month period and $731 and $719 in each six month period)	8,727	7,436	17,640	14,306
General and administrative (including management fees to Vornado of $540 and $1,080 in each three and six month period)	10,940	5,169	11,863	6,034
Depreciation and amortization	1,649	1,620	3,256	3,232

Total expenses	21,316	14,225	32,759	23,572

OPERATING (LOSS) INCOME	(1,318)	4,378	6,807	13,753
Interest and debt expense (including interest on loans from Vornado)	(3,059)	(6,156)	(6,259)	(12,734)
Interest and other income, net	170	535	293	1,202

(Loss) income from continuing operations	(4,207)	(1,243)	841	2,221
(Loss) income from discontinued operations	(189)	110	(433)	177

NET (LOSS) INCOME	$(4,396)	$(1,133)	$408	$2,398

Net (loss) income per share (basic and diluted):
Continuing operations	$(.84)	$(.25)	$.17	$.44
Discontinued operations	(.04)	.02	(.09)	.04

Net (loss) income	$(.88)	$(.23)	$.08	$.48

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For The Six Months Ended
	June 30,

	2003	2002

Cash Flows From Operating Activities:
Income from continuing operations	$841	$2,221
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization (including debt issuance costs)	5,172	3,620
Straight-lining of rental income	(1,009)	(1,524)
Stock appreciation rights compensation expense	9,923	4,236
Change in assets and liabilities:
Accounts receivable	551	131
Amounts due to Vornado	(662)	(2,725)
Accounts payable and accrued expenses	(121)	(4,465)
Other liabilities	(200)	1,455
Other	1,860	(2,507)

Net cash provided by continuing operating activities	16,355	442

(Loss) income from discontinued operations	(433)	177
Depreciation and amortization	—	62

Net cash (used in) provided by discontinued operations	(433)	239

Net cash provided by operating activities	15,922	681

Cash Flows From Investing Activities:
Additions to real estate	(127,585)	(34,903)
Cash restricted for operating liabilities	(5,495)	(4,479)
Restricted cash made available for operating liabilities	4,121	4,233

Net cash used in investing activities	(128,959)	(35,149)

Cash Flows From Financing Activities:
Issuance of debt (including $5,000 from Vornado)	92,457	—
Debt repayments	(1,357)	(1,261)
Deferred debt expense	—	(86)

Net cash provided by (used in) financing activities	91,100	(1,347)

Net decrease in cash and cash equivalents	(21,937)	(35,815)
Cash and cash equivalents at beginning of period	45,239	135,258

Cash and cash equivalents at end of period	$23,302	$99,443

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (of which $18,120 and $9,562 have been capitalized)	$22,367	$23,499

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheet as of June 30, 2003, the Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Alexander’s, Inc. and Subsidiaries’ (collectively, the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of Alexander’s Inc. and its subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, the Company reclassified its statements of operations to reflect revenue and expenses for properties which are held for sale or sold during 2002 and thereafter as discontinued operations.

2. RELATIONSHIP WITH VORNADO REALTY TRUST (“Vornado”)

     Vornado owns 33.1% of the Company’s Common Stock as of June 30, 2003. Steven Roth is Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties (“Interstate”) and the Chairman of the Board and Chief Executive Officer of Vornado. At June 30, 2003, Mr. Roth, Interstate and the other two general partners of Interstate, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.5% of the outstanding common stock of the Company in addition to the common stock owned directly by Vornado, and 12.5% of the outstanding common shares of beneficial interest of Vornado.

     The Company is managed by and its properties are leased by Vornado pursuant to management, leasing and development agreements with one-year terms expiring in March of each year, which are automatically renewable. In conjunction with the closing of the Lexington Avenue construction loan on July 3, 2002 (see Note 4), these agreements were bifurcated to cover the Company’s Lexington Avenue property separately. Further, the management and development agreements with Vornado were amended to provide for a term lasting until substantial completion of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006 or the payment in full of the construction loan encumbering the property.

     Pursuant to this construction loan, Vornado has agreed to guarantee, among other things, the lien free, timely completion of the construction of the Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs (as defined) and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 which was available at July 3, 2002, under the line of credit, discussed below, interest on those advances would be at 15% per annum.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The other fees payable by the Company to Vornado consist of (i) an annual management fee of $3,000,000 plus 3% of the gross income from the Kings Plaza Mall, (ii) a development fee equal to 6% of development costs, as defined, with a minimum guaranteed fee of $750,000 per annum, and (iii) a leasing fee. The development fee for the Lexington Avenue project is estimated to be approximately $26,300,000. At June 30, 2003, the Company owed Vornado $13,037,000 in development fees. The leasing fee to Vornado is equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amounts is payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had it been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.

     The following table shows the total amounts accrued under the above mentioned agreements.

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

(amounts in thousands)	2003	2002	2003	2002

Management fee	$908	$893	$1,811	$1,799
Development fee, guarantee fee and rent for development office	3,578	1,870	6,948	3,292
Leasing and other fees	90	744	625	1,511

	$4,576	$3,507	$9,384	$6,602

     At June 30, 2003, the Company was indebted to Vornado in the amount of $124,000,000 comprised of (i) $95,000,000 financing, and (ii) $29,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and line of credit is 12.48% and the maturity has been extended to the earlier of January 3, 2006 or the date the Lexington Avenue construction loan is repaid in full. The interest rate on the loan and the line of credit will reset quarterly using a Treasury index (with a 3% floor) plus the same spread to treasuries as previously existed. The Company incurred interest on its loans from Vornado of $3,837,000 and $3,820,000 in the three months ended June 30, 2003 and 2002, and $7,615,000 and $7,902,000 in the six months ended June 30, 2003 and 2002. At June 30, 2003, $21,000,000 was available under the line of credit.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. DEBT

     Below is a summary of the Company’s outstanding debt.

			Balance as of
		Interest Rate
		as of June	June 30,	December 31,
	Maturity	30, 2003	2003	2002
(amounts in thousands)
Term loan to Vornado	January 2006	12.48%	$124,000	$119,000
First mortgage loan, secured by the Company’s Kings Plaza Regional Shopping Center	June 2011	7.46%	217,950	219,307
First mortgage loan, secured by the Company’s Rego Park I Shopping Center	May 2009	7.25%	82,000	82,000
First mortgage loan, secured by the Company’s Paramus Property	October 2011	5.92%	68,000	68,000
Construction loan, secured by the Company’s Lexington Avenue Property	January 2006	3.62%	142,957	55,500

			$634,907	$543,807

     The scheduled principal repayments for the next five years and thereafter are as follows:

     (amounts in thousands)

Year Ending December 31,	As of June 30, 2003

2003	$1,364
2004	3,226
2005	3,895
2006	271,155
2007	4,526
Thereafter	350,741

4. LEXINGTON AVENUE

     The development plans at Lexington Avenue consist of an approximately 1.3 million square foot multi-use building. The building will contain approximately 154,000 net rentable square feet of retail space (45,000 square feet of which has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office space (695,000 square feet of which has been leased to Bloomberg L.P.) and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2005. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) (the “Construction Loan”) to finance the construction of the Lexington Avenue property. The estimated construction costs in excess of the Construction Loan of approximately $140,000,000 have been provided by the Company. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.62%) and a term of forty-two months subject to two one-year extensions. The Company has received funding of $142,957,000 under the Construction Loan as of June 30, 2003. Of the total construction budget of $630,000,000, $300,800,000 has been expended through June 30, 2003 and an additional $117,400,000 has been committed.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the Construction Loan, Vornado has agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company.

     There can be no assurance that the Lexington Avenue project ultimately will be completed, completed on time or completed for the budgeted amount. Further, the Company may need additional financing for the project, which may involve equity, debt, joint ventures and asset sales, and which may involve arrangements with Vornado. If the project is not completed on a timely basis, the Bloomberg L.P. lease may be cancelled and significant penalties may apply.

5. COMMITMENTS AND CONTINGENCIES

     The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that because the Company’s current all risk insurance policies differ from policies in effect prior to September 11, 2001 as to coverage for terrorist acts, there are breaches of these debt instruments that allow the lenders to declare an event of default and accelerate repayment of the debt. In addition, if lenders insist on coverage for these risks, as it existed prior to September 11, 2001, it could adversely affect the Company’s ability to finance and/or refinance its properties, including the construction of its Lexington Avenue development property.

     In June 1997, the Kings Plaza Regional Shopping Center (the “Center”) commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II “Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,215,000 has been paid as of June 30, 2003, for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

     The Company believes the majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company is pursuing claims against potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these third parties will be solvent. In addition, the costs associated with pursuing responsible parties may be cost prohibitive. The Company has not recorded an asset as of June 30, 2003 for possible recoveries of environmental remediation costs from potentially responsible third parties.

     Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company’s financial condition or results of operations.

   Letters of Credit

     Approximately $8,100,000 in standby letters of credit were issued at June 30, 2003.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. (LOSS) INCOME PER SHARE

     The following table sets forth the computation of basic and diluted (loss) income per share:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

(amounts in thousands except per share amounts)	2003	2002	2003	2002

Numerator:
(Loss) income from continuing operations	$(4,207)	$(1,243)	$841	$2,221
(Loss) income from discontinued operations	(189)	110	(433)	177

Net (loss) income	$(4,396)	$(1,133)	$408	$2,398

Denominator:
Denominator for basic (loss) income per share – weighted average shares	5,001	5,001	5,001	5,001
Effect of dilutive securities:
Employee stock options	—	—	9	—

Denominator for diluted (loss) income per share – weighted average shares and effect of dilutive securities conversions	5,001	5,001	5,010	5,001

(LOSS) INCOME PER COMMON
SHARE – BASIC AND DILUTED:
(Loss) income from continuing operations	$(.84)	$(.25)	$.17	$.44
(Loss) income from discontinued operations	(.04)	.02	(.09)	.04

Net (loss) income per common share	$(.88)	$(.23)	$.08	$.48

     Options to purchase 125,000 shares of the Company’s common stock were considered in the computation of diluted income. These options are not dilutive in the three and six months ended June 30, 2002, as the average market prices of the Company’s common stock did not exceed the option exercise prices. These options are not included in the calculations of losses per share as they are anti-dilutive in those cases.

7. DISCONTINUED OPERATIONS

     Discontinued operations include the Company’s Third Avenue property which was sold on August 30, 2002 and the Flushing property which is shown on the consolidated balance sheet as an “Asset held for sale”. Details of the operations at these properties are as follows:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

(amounts in thousands)	2003	2002	2003	2002

Total revenues	$158	$587	$313	$1,167
Less: total expenses	347	477	746	990

(Loss) income from discontinued operations	$(189)	$110	$(433)	$177

     On May 30, 2002 the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000 which would result in a gain of approximately $15,800,000. The Company has received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the Landlord of the premises notified the Company of certain alleged defaults under the lease including, but not limited to, the fact that the purchaser performed unauthorized construction

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

at the premises. The Company commenced an action for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction which temporarily restrains the Landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that the purchaser failed to close and is in default of its obligations under the purchase contract. While negotiations are in process with the parties to attempt to settle the disputes, there can be no assurance that the sale will be consummated, or that the dispute with the Landlord will be resolved favorably, or that the deposit will not be required to be returned. The Company continues to explore all of its options, including subleasing the property.

8. STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method (i.e., the difference between the price per share at the grant date and the option exercise price). Accordingly, no stock-based compensation was recognized in the Company’s financial statements for these years. If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

(Amounts in thousands, except per share amounts)	2003	2002	2003	2002

Net (loss) income applicable to common shares:
As reported	$(4,396)	$(1,133)	$408	$2,398
Stock-based compensation cost	—	—	—	384

Pro-forma	$(4,396)	$(1,133)	$408	$2,014

Net (loss) income per share applicable to common shares:
Basic and diluted:
As reported	$(.88)	$(.23)	$.08	$.48
Pro-forma	$(.88)	$(.23)	$.08	$.40

9. RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No.149 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements.

INDEPENDENT ACCOUNTANTS’ REPORT

Stockholders and Board of Directors
Alexander’s Inc.
New York, New York

     We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s Inc. and Subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
August 6, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “intends,” “plans” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2002 on page 3. For these statements, we claim protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and six months ended June 30, 2003 and 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     A summary of the Company’s critical accounting policies is included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the footnotes to the consolidated financial statements, Note 2 – Summary of Significant Accounting Policies. There have been no significant changes to those policies during 2003.

Results of Operations

     The Company had a net loss of $4,396,000 in the quarter ended June 30, 2003, compared to a net loss of $1,133,000 in the quarter ended June 30, 2002, an increase of $3,263,000 and net income of $408,000 in the six months ended June 30, 2003, compared to a net income of $2,398,000 in the six months ended June 30, 2002, a decrease of $1,990,000.

     Property rentals were $12,805,000 in the quarter ended June 30, 2003, compared to $12,636,000 in the prior year’s quarter, an increase of $169,000 and $25,477,000 in the six months ended June 30, 2003, compared to $25,041,000 in the six months ended June 30, 2002, an increase of $436,000. These increases resulted primarily from an increase in occupancy at the Kings Plaza Regional Shopping Center.

     Expense reimbursements were $7,193,000 in the quarter ended June 30, 2003, compared to $5,967,000 in the prior year’s quarter, an increase of $1,226,000 and $14,089,000 in the six months ended June 30, 2003, compared to $12,284,000 in the six months ended June 30, 2002, an increase of $1,805,000. These increases resulted from higher reimbursements for real estate taxes, insurance and repairs and maintenance.

     Operating expenses were $8,727,000 in the quarter ended June 30, 2003, compared to $7,436,000 in the prior year’s quarter, an increase of $1,291,000 and $17,640,000 in the six months ended June 30, 2003, compared to $14,306,000 in the six months ended June 30, 2002, an increase of $3,334,000. Of these increases (i) $1,025,000 resulted primarily from higher fuel costs for the utility plant at the Company’s Kings Plaza Regional Shopping Center and (ii) $273,000 resulted from bad debt expense this year as compared to a bad debt recovery in the prior year’s. The balance of the increase was due to higher real estate taxes, insurance and repairs and maintenance, which were billed to tenants.

     General and administrative expenses were $10,940,000 in the quarter ended June 30, 2003, compared to $5,169,000 in the prior year’s quarter, an increase of $5,771,000 and $11,863,000 for the six months ended June 30, 2003, compared to $6,034,000 for the six months ended June 30, 2002, an increase of $5,829,000. These increases resulted primarily from stock appreciation rights compensation expense of $9,923,000 in the current year compared to $4,236,000 in the prior year based on the Company’s closing stock prices of $83.49 at June 30, 2003, and $76.80 at June 30, 2002.

     Interest and debt expense was $3,059,000 in the quarter ended June 30, 2003, compared to $6,156,000 in the prior year’s quarter, a decrease of $3,097,000 and $6,259,000 in the six months ended June 30, 2003, compared to $12,734,000 in the six months ended June 30, 2002, an decrease of $6,475,000. These decreases resulted from (i) higher capitalized interest relating to the Lexington Avenue development property (interest of $18,120,000 was capitalized in 2003, as compared to $9,562,000 in 2002), (ii) a decrease in average interest rates from 8.43% to 7.82%, offset by (iii) an increase in average debt from $ 515,106,000 to $571,244,000.

     Interest and other income, net was $170,000 in the quarter ended June 30 2003, compared to $535,000 in the prior year’s quarter, a decrease of $365,000 and $293,000 in the six months ended June 30, 2003, compared to $1,202,000 in the six months ended June 30, 2002, a decrease of $909,000. These decreases resulted primarily from lower average cash balances due to funding of the Lexington Avenue development project.

     Discontinued operations include the Company’s Third Avenue property which was sold on August 30, 2002 and the Flushing property which is shown on the consolidated balance sheet as an “Asset held for sale.” Details of the operations are as follows:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002
(amounts in thousands)
Total revenues	$158	$587	$313	$1,167
Less: total expenses	347	477	746	990

(Loss) income from discontinued operations	$(189)	$110	$(433)	$177

     The decrease in revenues and expenses in 2003 was due to the sale of the Third Avenue property in August of 2002.

Liquidity and Capital Resources

     Alexander’s operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the Lexington Avenue property, which is not expected until 2005, the Company expects that cash flow will become positive.

Development Plans

     The development plans at Lexington Avenue consist of an approximately 1.3 million square foot multi-use building. The building will contain approximately 154,000 net rentable square feet of retail space (45,000 square feet of which has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office space (695,000 square feet of which has been leased to Bloomberg L.P.) and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a taxable REIT subsidiary). Construction is expected to be completed in 2005. On July 3, 2002 the Company finalized a $490,000,000 loan with HVB Real Estate Capital (Hypo Vereinsbank) (the “Construction Loan”) to finance the construction of the Lexington Avenue property. The estimated construction costs in excess of the Construction Loan of approximately $140,000,000 have been provided by the Company. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.62%) and a term of forty-two months subject to two one-year extensions. The Company has received funding of $142,957,000 under the Construction Loan as of June 30, 2003. Of the total construction budget of $630,000,000, $300,800,000 has been expended through June 30, 2003 and an additional $117,400,000 has been committed to. Pursuant to the Construction Loan, Vornado has agreed to guarantee, among other things, the lien free, timely, completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company. If Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000 which was available at July 3, 2002, under its line of credit with the Company, interest on those advance would be at 15% per annum.

     The Company’s lease with Bloomberg L.P. has an initial term of 25 years, with a ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter.

     There can be no assurance that the Lexington Avenue project ultimately will be completed, completed on time or completed for the budgeted amount. Further, the Company may need additional financing for the project, which may involve equity, debt, joint ventures and asset sales, and which may involve arrangements with Vornado. If the project is not completed on a timely basis, the Bloomberg L.P. lease may be cancelled and significant penalties may apply.

Insurance

     The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that because the Company’s current all risk insurance policies differ from policies in effect prior to September 11, 2001 as to coverage for terrorist acts, there are breaches of these debt instruments that allow the lenders to declare an event of default and accelerate repayment of the debt. In addition, if lenders insist on coverage for these risks as it existed prior to September 11, 2001, it could adversely affect the Company’s ability to finance and/or refinance its properties, including the construction of its Lexington Avenue development property.

Disposition of Property

     On May 30, 2002, the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000 which would result in a gain of approximately $15,800,000. The Company has received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the Landlord of the premises notified the Company of certain alleged defaults under the lease, including, but not limited to the fact that the purchaser performed unauthorized construction at the premises. The Company commenced an action for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction which temporarily restrains the Landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that the purchaser failed to close and is in default of its obligations under the purchase contract. While negotiations are in process with the parties to attempt to settle the disputes, there can be no assurance that the sale will be consummated, or that the dispute with the Landlord will be resolved favorably, or that the deposit will not be required to be returned. The Company continues to explore all of its options, including subleasing the property.

Debt

     At June 30, 2003, the Company was indebted to Vornado in the amount of $124,000,000 comprised of (i) $95,000,000 financing, and (ii) $29,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and the line of credit, which is currently 12.48%, will reset quarterly using a Treasury index (with a 3% floor) plus the same spread to treasuries.

     The Company has additional borrowing capacity of $21,000,000 under its line of credit with Vornado. The Company believes that it can also raise additional capital through mezzanine level borrowing (deeply subordinated debt which is not secured by a senior interest in assets) and through the sale of securities and assets (the Company estimates that the fair market value of its assets are substantially in excess of their historical cost). The Company continues to evaluate its financing alternatives.

     Although there can be no assurance, the Company believes that its cash sources as outlined above will be adequate to fund its cash requirements until its operations generate adequate cash flow.

Cash Flows

Six Months Ended June 30, 2003

     Net cash provided by operating activities of $15,922,000 is comprised of (i) net income of $408,000 (including a loss from discontinued operations of $433,000), (ii) non-cash items of $14,086,000 and (iii) the net change in operating assets and liabilities of $1,428,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $5,172,000, (ii) stock appreciation rights compensation expense of $9,923,000, offset by (iii) the effect of straight-lining of rental income of $1,009,000.

     Net cash used in investing activities of $128,959,000 is primarily comprised of capital expenditures of $127,585,000. The capital expenditures were primarily related to the Lexington Avenue development project.

     Net cash provided by financing activities of $91,100,000 resulted from increased borrowings of $92,457,000 primarily to fund the Lexington Avenue development project, offset by debt repayments of $1,357,000.

Six Months Ended June 30, 2002

     Net cash provided by operating activities of $681,000 is comprised of (i) net income of $2,398,000 (including income from discontinued operations of $177,000), (ii) non-cash items of $6,394,000, offset by (iii) the net change in operating assets and liabilities of $8,111,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $3,682,000, (ii) stock appreciation rights compensation expense of $4,236,000, offset by (iii) the effect of straight-lining of rental income of $1,524,000.

     Net cash used in investing activities of $35,149,000 is primarily attributable to capital expenditures of $34,903,000. The capital expenditures were primarily related to the Lexington Avenue development project.

     Net cash used in financing activities of $1,347,000 resulted primarily from debt payments of $1,261,000.

Funds (used in) from Operations for the Three and Six Months Ended June 30, 2003, and 2002

     Funds used in operations was $2,747,000 in the quarter ended June 30, 2003, compared to funds from operations (“FFO’’) of $518,000 in the prior year’s quarter, a decrease of $3,265,000. FFO was $3,664,000 in the six months ended June 30, 2003, compared to $5,692,000 in the prior year’s six months, a decrease of $2,028,000. Funds used in operations and FFO for the quarter and six months ended June 30, 2003 includes stock appreciation rights compensation expense of $9,923,000 based on the Company’s closing stock price of $83.49 at June 30, 2003 and FFO for the three and six months ended June 30, 2002, includes stock appreciation rights compensation expense of $4,236,000 based on the Company’s closing stock price of $76.80 at June 30, 2002. Effective with the Company’s filing of its 2003 first quarter Form 10-Q, the Company has revised its definition of FFO to include the effect of straight-lining of rent and exclude the effect of leasing fees paid directly to Vornado in excess of expense recognized. This change was made in order to comply with the Securities and Exchange Commission’s Regulation G concerning non-GAAP financial measures, to adhere to the National Association of Real Estate Investment Trust’s (“NAREIT’s”) definition of FFO and to disclose FFO on a comparable basis with virtually all other companies in the industry. FFO for the three and six months ended June 30, 2002 has been restated for comparability. Straight-lining of rents amounted to $449,000 or $.09 per share and $780,000 or $.16 per share for the quarters ended June 30, 2003 and 2002, respectively and $1,009,000 or $.20 per share and $1,524,000 or $.30 per share for the six months ended June 30, 2003 and 2002, respectively. Leasing fees paid in excess of expense recognized amounted to $595,000 or $.12 per share and $1,177,000 or $.24 per share for the quarter and six months ended June 30, 2002, respectively. The following table reconciles net (loss) income to funds (used in) from operations:

	For The Three Months		For The Six Months
(amounts in thousands except per share amounts)	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net (loss) income	$(4,396)	$(1,133)	$408	$2,398
Depreciation and amortization of real property (including $31 and $62 from discontinued operations in the quarter and six months ended June 30, 2002	1,649	1,651	3,256	3,294

Funds (used in) from operations	$(2,747)	$518	$3,664	$5,692

Funds (used in) from operations per share	$(.55)	$.10	$.73	$1.14

     FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the Consolidated Statements of Cash Flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs. FFO is computed in accordance with NAREIT’s standards, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with NAREIT’s definition or that interpret NAREIT’s definition differently.

     Below are the cash flows provided by (used in) operating, investing and financing activities:

	For The Six Months Ended
(amounts in thousands)	June 30,

	2003	2002

Operating activities	$15,922	$681

Investing activities	$(128,959)	$(35,149)

Financing activities	$91,100	$(1,347)

Recently Issued Accounting Standards

     In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No.149 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s exposure to a change in interest rates is as follows:

	2003			2002

		Weighted	Effect of 1%		Weighted
(amounts in thousands except	June 30	Average	Change In	December 31	Average
per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate

Variable rate	$266,957	7.74%	$2,670	$174,500	9.76%
Fixed rate	367,950	7.13%	—	369,307	7.13%

	$634,907		2,670	$543,807

Total effect on the Company’s annual net income			$2,670

Per share-diluted			$.53

     The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $22,427,000 at June 30, 2003.

Item 4. Controls and Procedures

     (a)  Disclosure Controls Procedure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

     (b)  Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of the litigation concerning the sale of the Company’s subsidiary which owns the building and has the ground lease for its property in Flushing, New York, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

     Other than routine proceedings incidental to their businesses, neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding. The Company believes that these legal actions will not be material to the Company’s financial conditions or results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 28, 2003, the Company held its Annual Meeting of Stockholders. The stockholders voted, in person or by proxy, for the election of the three nominees to serve on the Board of Directors for a term of three years, or until their respective successors are duly elected and qualified. The three nominees were approved. The results of the voting are shown below:

Nominees	Votes Cast For	Votes Withheld

Steven Roth	4,785,093	107,410
Arthur Sonnenblick	4,871,953	20,550
Russell Wight	4,871,953	20,550

     Because of the nature of the matters voted upon, there were no abstentions or broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation of S-K are filed herewith and are listed in the attached Exhibit Index.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, the Company did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.

(Registrant)

Date: August 7, 2003	By:	/s/ Joseph Macnow

Joseph Macnow,
Executive Vice President – Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

     The following is a list of all exhibits filed as part of the Report:

Exhibit
No.			Page

3(i)	—	Certificate of Incorporation, as amended. Incorporated herein by reference from Exhibit 3.0 to the Registrant’s Current Report on Form 8-K dated September 21, 1993.	*
3(ii)	—	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.	*
15.1	—	Letter regarding unaudited interim financial information
31.1	—	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	—	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	—	Certification by the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification by the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference