Form 10-Q
period 2003-09-30
ALEXANDERS INC
filed 2003-11-06
CIK 3499

EXHIBIT INDEX ON PAGE 21

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-6064

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

[X] Yes [ ] No

As of October 24, 2003, there were 5,000,850 shares of common stock, par value $1 per share outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES
INDEX

			Page Number

PART I		Financial Information:
	Item 1.	Financial Statements:
		Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3
		Consolidated Statements of Operations (unaudited) for the Three and Nine Months
		Ended September 30, 2003 and September 30, 2002	4
		Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
		September 30, 2003 and September 30, 2002	5
		Notes to Consolidated Financial Statements (unaudited)	6
		Independent Accountants’ Report	12
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
	Item 4.	Controls and Procedures	18
PART II		Other Information:
	Item 1.	Legal Proceedings	19
	Item 6.	Exhibits and Reports on Form 8-K	19
Signatures			20
Exhibit Index			21

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

	September 30,	December 31,
	2003	2002

ASSETS:	(Unaudited)
Real estate, at cost:
Land	$90,768	$90,768
Buildings, leaseholds and leasehold improvements	176,581	176,581
Construction in progress (including fees to Vornado Realty Trust (“Vornado”) of $21,897 and $13,325)	518,383	315,781
Air rights acquired for Lexington Avenue Development	17,531	17,531

Total	803,263	600,661
Less accumulated depreciation and amortization	(61,011)	(57,686)

Real estate, net	742,252	542,975
Cash and cash equivalents	20,660	45,239
Escrow deposits and restricted cash	10,395	2,425
Accounts receivable, net of allowance for doubtful accounts of $190 and $96	1,552	2,508
Receivable arising from the straight-lining of rents	21,983	20,670
Deferred lease and other property costs (including unamortized leasing fees to Vornado of $14,401 and $14,837), net	27,098	27,765
Deferred debt expense, net	11,753	14,619
Other assets	6,193	8,711

TOTAL ASSETS	$841,886	$664,912
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Debt (including $124,000 and $119,000 due to Vornado)	$678,553	$543,807
Amounts due to Vornado	18,984	11,294
Accounts payable and accrued expenses	50,712	36,895
Other liabilities (including $28,631 for stock appreciation rights at September 30, 2003)	38,124	4,251

TOTAL LIABILITIES	786,373	596,247

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:	—	—
Preferred stock: no par value; authorized, 3,000,000 shares; issued, none
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,174	5,174
Additional paid-in capital	24,843	24,843
Retained earnings	26,456	39,608

	56,473	69,625
Less treasury shares, 172,600 shares at cost	(960)	(960)

Total stockholders’ equity	55,513	68,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$841,886	$664,912

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands except per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES:
Property rentals	$12,478	$12,261	$38,259	$37,600
Expense reimbursements	7,424	7,136	21,522	19,430

Total revenues	19,902	19,397	59,781	57,030

EXPENSES:
Operating (including management fees to Vornado of $365 and $360 in each three month period and $1,096 and $1,079 in each nine month period)	9,491	8,979	27,919	23,967
General and administrative (including management fees to Vornado of $540 and $1,620 in each three and nine month period)	19,668	(3,267)	31,534	2,777
Depreciation and amortization	1,790	1,647	5,046	4,909

Total expenses	30,949	7,359	64,499	31,653

OPERATING (LOSS) INCOME	(11,047)	12,038	(4,718)	25,377
Interest and debt expense (including interest on loans from Vornado)	(2,674)	(5,745)	(8,933)	(18,479)
Interest and other income, net	161	494	499	1,696

(Loss) income from continuing operations	(13,560)	6,787	(13,152)	8,594
Income from discontinued operations	—	10,593	—	11,184

NET (LOSS) INCOME	$(13,560)	$17,380	$(13,152)	$19,778

Net (loss) income per common share (basic and diluted):
(Loss) income from continuing operations	$(2.71)	$1.36	$(2.63)	$1.72
Income from discontinued operations	—	2.12	—	2.23

Net (loss) income per common share	$(2.71)	$3.48	$(2.63)	$3.95

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For The Nine Months Ended
	September 30,

Cash Flows From Operating Activities:	2003	2002

(Loss) income from continuing operations	$(13,152)	$8,594
Adjustments to reconcile (loss) income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization (including debt issuance costs)	7,912	6,270
Straight-lining of rental income	(1,313)	(2,333)
Stock appreciation rights compensation expense	28,631	—
Change in operating assets and liabilities:
Accounts receivable, net	956	(252)
Amounts due to Vornado	(382)	(1,589)
Accounts payable and accrued expenses	(289)	(1,158)
Other liabilities	(267)	(681)
Other	1,463	(1,173)

Net cash provided by continuing operations	23,559	7,678

(Loss) income from discontinued operations	—	11,184
Depreciation and amortization	—	35
Gain on sale of Third Avenue property	—	(10,366)

Net cash provided by discontinued operations	—	853

Net cash provided by operating activities	23,559	8,531

Cash Flows From Investing Activities:
Cash flow from continuing operations:
Additions to real estate	(180,423)	(84,759)
Cash restricted for operating liabilities	(8,074)	(5,711)
Deposit on sale of Flushing property	—	1,875
Restricted cash made available for operating activities	5,613	4,945

Net cash used in continuing operations	(182,884)	(83,650)

Cash flow from discontinued operations:
Proceeds from sale of Third Avenue property	—	13,176

Net cash provided by discontinued operations	—	13,176

Net cash used in investing activities	(182,884)	(70,474)

Cash Flows From Financing Activities:
Issuance of debt (including $5,000 and $0 from Vornado in each period)	136,756	55,500
Debt repayments	(2,010)	(26,864)
Deferred debt expense	—	(11,111)

Net cash provided by financing activities	134,746	17,525

Net decrease in cash and cash equivalents	(24,579)	(44,418)
Cash and cash equivalents at beginning of period	45,239	135,258

Cash and cash equivalents at end of period	$20,660	$90,840

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (of which $28,607 and $16,025 have been capitalized)	$34,444	$34,725

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheet as of September 30, 2003, the Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Alexander’s, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of Alexander’s, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     2.     RELATIONSHIP WITH VORNADO REALTY TRUST (“Vornado”)

     Vornado owns 33.1% of the Company’s common stock as of September 30, 2003. Steven Roth is the Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties (“Interstate”) and the Chairman of the Board and the Chief Executive Officer of Vornado. At September 30, 2003, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.5% of the outstanding common stock of the Company, in addition to the common stock owned directly by Vornado, and 12.3% of the outstanding common shares of beneficial interest of Vornado.

     The Company is managed by and its properties are leased by Vornado pursuant to management, leasing and development agreements with one-year terms expiring in March of each year, which are automatically renewable. In conjunction with the closing of the Lexington Avenue construction loan (the “Construction Loan”) on July 3, 2002 (see Note 4), these agreements were bifurcated to cover the Company’s Lexington Avenue property separately. Further, the management and development agreements with Vornado were amended to provide for a term lasting until substantial completion of the property, with automatic renewals, and for the payment of the development fee upon the earlier of January 3, 2006 or the payment in full of the Construction Loan encumbering the property.

     Pursuant to this Construction Loan, Vornado has agreed to guarantee, among other things, the lien free, timely completion of the construction of the Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs (as defined) and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000, which was available at July 3, 2002 under the line of credit, discussed below, interest on those advances would be at 15% per annum.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The other fees payable by the Company to Vornado consist of (i) an annual management fee of $3,000,000 plus 3% of the gross income from the Kings Plaza Mall, (ii) a development fee equal to 6% of development costs, as defined, with a minimum guaranteed fee of $750,000 per annum, and (iii) a leasing fee. The development fee for the Lexington Avenue project is estimated to be approximately $26,300,000. At September 30, 2003, the Company owed Vornado $14,266,000 in development fees. The leasing fee to Vornado is equal to (i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amounts are payable annually in an amount not to exceed $2,500,000, until the present value of such installments (calculated at a discount rate of 9% per annum) equals the amount that would have been paid had they been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.

     The following table shows the total amounts incurred under the above mentioned agreements.

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

(amounts in thousands)	2003	2002	2003	2002

Management fee	$905	$900	$2,716	$2,699
Development fee, guarantee fee and rent for development office	1,968	4,359	8,916	7,651
Leasing and other fees	331	908	956	2,419

	$3,204	$6,167	$12,588	$12,769

     At September 30, 2003, the Company was indebted to Vornado in the amount of $124,000,000 comprised of (i) $95,000,000 financing, and (ii) $29,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). The current interest rate on the loan and line of credit is 12.48% and the maturity has been extended to the earlier of January 3, 2006 or the date the Construction Loan is repaid in full. The interest rate on the loan and the line of credit will reset quarterly using a treasury index (with a 3% floor) plus the same spread to treasuries as previously existed. The Company incurred interest on its loans from Vornado of $4,010,000 and $3,784,000 in the three months ended September 30, 2003 and 2002, respectively, and $11,625,000 and $11,685,000 in the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, $21,000,000 was available under the line of credit.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. DEBT

     Below is a summary of the Company’s outstanding debt.

		Interest Rate	Balance as of
		as of
		September	September 30,	December 31,
	Maturity	30, 2003	2003	2002

(amounts in thousands)
Term loan and line of credit from Vornado	January 2006	12.48%	$124,000	$119,000
First mortgage loan, secured by the Company’s Kings Plaza Regional Shopping Center	June 2011	7.46%	217,297	219,307
First mortgage loan, secured by the Company’s Rego Park I Shopping Center	May 2009	7.25%	82,000	82,000
First mortgage loan, secured by the Company’s Paramus property	October 2011	5.92%	68,000	68,000
Construction loan, secured by the Company’s Lexington Avenue property	January 2006	3.62%	187,256	55,500

			$678,553	$543,807

     The scheduled principal repayments for the next five years and thereafter are as follows:

     (amounts in thousands)

Year Ending December 31,	As of September 30, 2003

2003	$711
2004	3,226
2005	3,895
2006	315,455
2007	4,526
Thereafter	350,740

4. LEXINGTON AVENUE

     The development plans at Lexington Avenue consist of an approximately 1.3 million square foot multi-use building. The building will contain approximately 162,000 net rentable square feet of retail space (of which 83,000 square feet has been leased to The Home Depot and 27,000 square feet has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office space (of which 695,000 square feet has been leased to Bloomberg L.P.) and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a taxable REIT subsidiary). As of September 30, 2003, the Company has received deposits of $5,509,000 on sales of condominium units in the project. These deposits are reflected as “Escrow deposits and restricted cash” with an offsetting liability included in “Other liabilities” on the Company’s consolidated balance sheet. Construction is expected to be completed in 2005. On July 3, 2002 the Company finalized the $490,000,000 Construction Loan with HVB Real Estate Capital (Hypo Vereinsbank) to finance the construction of the Lexington Avenue property. The Company has provided the estimated construction costs in excess of the Construction Loan of approximately $140,000,000. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.62%)

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and a term of 42 months subject to two one-year extensions. Under the terms of the Construction Loan, the Company will retain the first $140,000,000 from the sales proceeds of condominium units, provided that certain performance measures, as defined, are attained. Thereafter, the Company is required to use the net proceeds to pay down the Construction Loan. The Company has received funding of $187,256,000 under the Construction Loan as of September 30, 2003. Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $354,300,000 has been expended through September 30, 2003 and an additional $85,000,000 has been committed to at September 30, 2003. Pursuant to the Construction Loan, Vornado has agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company (see Note 2).

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

     In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the Phase II “Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Study indicate the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,408,000 has been paid as of September 30, 2003, for its estimated obligation with respect to the clean up of the site, which includes costs of (i) remedial investigation, (ii) feasibility study, (iii) remedial design, (iv) remedial action and (v) professional fees. Costs of future expenditures for these environmental remediation obligations were not discounted to their present value. If the NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

     The Company believes the majority of the contamination may have resulted from activities of third parties; however, the sources of the contamination have not been fully identified. Although the Company is pursuing claims against potentially responsible third parties, there can be no assurance that such parties will be identified, or if identified, whether these third parties will be solvent. In addition, the costs associated with pursuing responsible parties may be cost prohibitive. The Company has not recorded an asset as of September 30, 2003 for possible recoveries of environmental remediation costs from potentially responsible third parties.

     Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company’s financial condition or results of operations.

Letters of Credit

     Approximately $4,100,000 in standby letters of credit were issued at September 30, 2003.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. (LOSS) INCOME PER SHARE

     The following table sets forth the computation of basic and diluted (loss) income per share:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

(amounts in thousands except per share amounts)	2003	2002	2003	2002

Numerator:
(Loss) income from continuing operations	$(13,560)	$6,787	$(13,152)	$8,594
Income from discontinued operations	—	10,593	—	11,184

Net (loss) income	$(13,560)	$17,380	$(13,152)	$19,778

Denominator:
Denominator for basic and diluted (loss) income per share – weighted average shares	5,001	5,001	5,001	5,001
(LOSS) INCOME PER COMMON SHARE – BASIC AND DILUTED:
(Loss) income from continuing operations	$(2.71)	$1.36	$(2.63)	$1.72
Income from discontinued operations	—	2.12	—	2.23

Net (loss) income per common share	$(2.71)	$3.48	$(2.63)	$3.95

     Options to purchase 105,000 shares of the Company’s common stock were not included in the calculations of (i) loss per share in the three and nine months ended September 30, 2003 as they are anti-dilutive in those cases and (ii) income per share in the three and nine months ended September 30, 2002 as the average market prices of the Company’s common stock during these periods were less than the exercise prices.

7. DISCONTINUED OPERATIONS

     Discontinued operations include the results from the Company’s Third Avenue property, which was sold on August 30, 2002. Details of the operations at this property are as follows:

	For The Three Months	For The Nine Months
	Ended September 30,	Ended September 30,

	2002	2002

(amounts in thousands)
Total revenues	$339	$1,198
Less: total expenses	112	380

	227	818
Gain on sale of Third Avenue property	10,366	10,366

Income from discontinued operations	$10,593	$11,184

     On May 30, 2002, the Company entered into an agreement to sell its subsidiary, which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000. The Company has received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the landlord of the premises notified the Company of certain alleged defaults under the lease including, but not limited to, the fact that the purchaser performed unauthorized construction at the premises. The Company commenced an action for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction, which temporarily restrains the landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that the purchaser failed to close and is in default of

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

its obligations under the purchase contract. While negotiations are in process with the parties to attempt to settle the disputes, there can be no assurance that the sale will be consummated, that the dispute with the landlord will be resolved favorably, or that the deposit will not be required to be returned. Because these matters continue to be unresolved, the Company has reclassified the property from “held for sale” to “held and used”. Accordingly, the results of operations of the property previously reported as discontinued operations have been reclassified and included in continuing operations. Since the Company continues to attempt to close this transaction, it has not recognized the $1,875,000 non-refundable deposit from the purchaser as income. In addition, in the three months ended September 30, 2003, the Company recorded $59,000 of depreciation expense that would have been recognized had the property been continuously classified as held and used. The Company continues to explore all of its options, including subleasing the property.

8. STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method (i.e., the difference between the price per share at the grant date and the option exercise price). Accordingly, no stock-based compensation was recognized in the Company’s financial statements for these years. If compensation cost for awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

(Amounts in thousands, except per share amounts)	2003	2002	2003	2002

Net (loss) income applicable to common shares:
As reported	$(13,560)	$17,380	$(13,152)	$19,778
Less: stock-based compensation expense determined under fair value method	—	—	—	384

Pro-forma	$(13,560)	$17,380	$(13,152)	$19,394

Net (loss) income per share applicable to common shares:
Basic and diluted:
As reported	$(2.71)	$3.48	$(2.63)	$3.95
Pro-forma	$(2.71)	$3.48	$(2.63)	$3.88

9. RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

INDEPENDENT ACCOUNTANTS’ REPORT

Stockholders and Board of Directors
Alexander’s, Inc.
New York, New York

     We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s, Inc. and Subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alexander’s, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
November 5, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “intends,” “plans” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2002 on page 3. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and nine months ended September 30, 2003 and 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Results of Operations

     The Company had a net loss of $13,560,000 in the quarter ended September 30, 2003, compared to net income of $17,380,000 in the quarter ended September 30, 2002, a decrease of $30,940,000, and a net loss of $13,152,000 in the nine months ended September 30, 2003, compared to net income of $19,778,000 in the nine months ended September 30, 2002, a decrease of $32,930,000. The current year’s quarter and nine months includes $18,708,000 and $28,631,000, respectively, of non-cash compensation expense for stock appreciation rights. The prior year’s third quarter includes the reversal of the prior year’s second quarter accrual of $4,236,000 for stock appreciation rights expense. The prior year’s quarter and nine months include income from discontinued operations including a gain on the sale of the Third Avenue property of $10,366,000.

     Property rentals were $12,478,000 in the quarter ended September 30, 2003, compared to $12,261,000 in the prior year’s quarter, an increase of $217,000, and $38,259,000 in the nine months ended September 30, 2003, compared to $37,600,000 in the nine months ended September 30, 2002, an increase of $659,000. These increases resulted primarily from an increase in occupancy at the Kings Plaza Regional Shopping Center.

     Expense reimbursements were $7,424,000 in the quarter ended September 30, 2003, compared to $7,136,000 in the prior year’s quarter, an increase of $288,000, and $21,522,000 in the nine months ended September 30, 2003, compared to $19,430,000 in the nine months ended September 30, 2002, an increase of $2,092,000. These increases resulted from higher reimbursements for real estate taxes, insurance and repairs and maintenance.

     Operating expenses were $9,491,000 in the quarter ended September 30, 2003, compared to $8,979,000 in the prior year’s quarter, an increase of $512,000, and $27,919,000 in the nine months ended September 30, 2003, compared to $23,967,000 in the nine months ended September 30, 2002, an increase of $3,952,000. Of these increases, (i) $1,273,000 resulted primarily from higher fuel costs for the utility plant at the Company’s Kings Plaza Regional Shopping Center and (ii) $317,000 resulted from bad debt expense this year as compared to a bad debt recovery in the prior year. The balances of the increases were due to higher real estate taxes, insurance and repairs and maintenance, which were billed to tenants.

     General and administrative expenses in the current year’s quarter and nine months includes $18,708,000 and $28,631,000, respectively, of non-cash compensation expense for stock appreciation rights based on the Company’s closing stock price of $105.50 at September 30, 2003. The prior year’s third quarter includes the reversal of the prior year’s second quarter accrual of $4,236,000 for stock appreciation rights expense based on the Company’s closing stock price of $61.00 at September 30, 2002. General and administrative expenses before the accrual and reversal of the accrual for stock appreciation rights decreased by $9,000 and increased by $126,000 in the current year’s quarter and nine months, respectively, compared to the prior year’s periods. The increase for the nine months resulted primarily from higher insurance expense.

     Interest and debt expense was $2,674,000 in the quarter ended September 30, 2003, compared to $5,745,000 in the prior year’s quarter, a decrease of $3,071,000, and $8,933,000 in the nine months ended September 30, 2003, compared to $18,479,000 in the nine months ended September 30, 2002, a decrease of $9,546,000. These decreases resulted from (i) higher capitalized interest relating to the Lexington Avenue development property (interest of $28,607,000 has been capitalized in 2003, as compared to $16,025,000 in 2002), (ii) a decrease in average interest rates to 7.62% from 8.30%, partially offset by (iii) an increase in average debt to $599,186,000 from $523,884,000.

     Interest and other income, net was $161,000 in the quarter ended September 30, 2003, compared to $494,000 in the prior year’s quarter, a decrease of $333,000, and $499,000 in the nine months ended September 30, 2003, compared to $1,696,000 in the nine months ended September 30, 2002, a decrease of $1,197,000. These decreases resulted primarily from lower average cash balances due to fundings of the Lexington Avenue development project.

     Discontinued operations include the results from the Company’s Third Avenue property, which was sold on August 30, 2002. Details of the operations at this property are as follows:

	For The Three Months	For The Nine Months
	Ended September 30,	Ended September 30,

	2002	2002

(amounts in thousands)
Total revenues	$339	$1,198
Less: total expenses	112	380

	227	818
Gain on sale of Third Avenue property	10,366	10,366

Income from discontinued operations	$10,593	$11,184

Liquidity and Capital Resources

     Alexander’s, Inc.’s operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the Lexington Avenue property, which is not expected until 2005, the Company expects that cash flow will become positive.

Development Plans

     The development plans at Lexington Avenue consist of an approximately 1.3 million square foot multi-use building. The building will contain approximately 162,000 net rentable square feet of retail space (of which 83,000 square feet has been leased to The Home Depot and 27,000 square feet has been leased to Hennes & Mauritz), approximately 878,000 net rentable square feet of office space (of which 695,000 square feet has been leased to Bloomberg L.P.) and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a taxable REIT subsidiary). As of September 30, 2003, the Company has received deposits of $5,509,000 on sales of condominium units in the project. These deposits are reflected as “Escrow deposits and restricted cash” with an offsetting liability included in “Other liabilities” on the Company’s consolidated balance sheet. Construction is expected to be completed in 2005. On July 3, 2002 the Company finalized a $490,000,000 construction loan with HVB Real Estate Capital (Hypo Vereinsbank) (the “Construction Loan”) to finance the construction of the Lexington Avenue property. The Company has provided the estimated construction costs in excess of the Construction Loan of approximately $140,000,000. The Construction Loan has an interest rate of LIBOR plus 2.5% (currently 3.62%) and a term of 42 months subject to two one-year extensions. Under the terms of the Construction Loan, the Company will retain the first $140,000,000 from the sales proceeds of condominium units, provided that certain performance measures, as defined, are attained. Thereafter, the Company is required to use the net proceeds to pay down the Construction Loan. The Company has received funding of $187,256,000 under the Construction Loan as of September 30, 2003. Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $354,300,000 has been expended through September 30, 2003 and an additional $85,000,000 has been committed to at September 30, 2003. Pursuant to the Construction Loan, Vornado has agreed to guarantee, among other things, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). If Vornado should advance any funds under the Completion Guarantee in excess of the $26,000,000, which was available at July 3, 2002, under its line of credit with the Company, interest on those advances would be at 15% per annum.

     The Company’s lease with Bloomberg L.P. has an initial term of 25 years, with a 10 year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter.

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

Disposition of Property

     On May 30, 2002, the Company entered into an agreement to sell its subsidiary, which owns the building and has the ground lease for its property in Flushing, New York for $18,800,000. The Company has received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the landlord of the premises notified the Company of certain alleged defaults under the lease including, but not limited to, the fact that the purchaser performed unauthorized construction at the premises. The Company commenced an action for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction, which temporarily restrains the landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that the purchaser failed to close and is in default of its obligations under the purchase contract. While negotiations are in process with the parties to attempt to settle the disputes, there can be no assurance that the sale will be consummated, that the dispute with the landlord will be resolved favorably, or that the deposit will not be required to be returned. Because these matters continue to be unresolved, the Company has reclassified the property from “held for sale” to “held and used”. Accordingly, the results of operations of the property previously reported as discontinued operations have been reclassified and included in continuing operations. Since the Company continues to attempt to close this transaction, it has not recognized the $1,875,000 non-refundable deposit from the purchaser as income. In addition, in the three months ended September 30, 2003, the Company recorded $59,000 of depreciation expense that would have been recognized had the property been continuously classified as held and used. The Company continues to explore all of its options, including subleasing the property.

Debt

     At September 30, 2003, the Company was indebted to Vornado in the amount of $124,000,000 comprised of (i) $95,000,000 financing, and (ii) $29,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). The interest rate on the loan and the line of credit, which is currently 12.48%, will reset quarterly using a treasury index (with a 3% floor) plus the same spread to treasuries as previously existed.

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

     Although there can be no assurance, the Company believes that its cash sources, as outlined above, will be adequate to fund its cash requirements until its operations generate adequate cash flow.

Cash Flows

Nine Months Ended September 30, 2003

     Net cash provided by operating activities of $23,559,000 is comprised of (i) a net loss of $13,152,000 offset by (ii) non-cash items of $35,230,000 and (iii) the net change in operating assets and liabilities of $1,481,000. The adjustments for non-cash items are comprised of (i) depreciation and amortization of $7,912,000, (ii) stock appreciation rights compensation expense of $28,631,000, offset by (iii) the effect of straight-lining of rental income of $1,313,000.

     Net cash used in investing activities of $182,884,000 is primarily comprised of capital expenditures of $180,423,000. The capital expenditures are primarily related to the Lexington Avenue development project.

     Net cash provided by financing activities of $134,746,000 resulted from increased borrowings of $136,756,000 primarily to fund the Lexington Avenue development project, offset by debt repayments of $2,010,000.

Nine Months Ended September 30, 2002

     Net cash provided by operating activities of $8,531,000 is comprised of (i) net income before the gain on sale of the Third Avenue property of $9,412,000 and (ii) non-cash items of $3,972,000 offset by (iii) the net change in operating assets and liabilities of $4,853,000. The adjustments for non-cash items are comprised of depreciation and amortization of $6,305,000, offset by the effect of straight-lining of rental income of $2,333,000.

     Net cash used in investing activities of $70,474,000 (including cash provided by discontinued operations of $13,176,000) is comprised of capital expenditures of $84,759,000, partially offset by the proceeds from the sale of the Third Avenue property of $13,176,000. The capital expenditures are primarily related to the Lexington Avenue development.

     Net cash provided by financing activities of $17,525,000 resulted primarily from an increase in debt of $55,500,000, partially offset by debt repayments of $26,864,000 and debt issuance costs of $11,111,000.

Funds from Operations (“FFO”) for the Three and Nine Months Ended September 30, 2003 and 2002

     FFO was a negative $11,770,000 in the quarter ended September 30, 2003, compared to $8,664,000 in the prior year’s quarter, a decrease of $20,434,000. FFO was a negative $8,106,000 in the nine months ended September 30, 2003, compared to $14,356,000 in the prior year’s nine months, a decrease of $22,462,000. FFO for the quarter and nine months ended September 30, 2003 includes stock appreciation rights compensation expense of $18,708,000 and $28,631,000, respectively, based on the Company’s closing stock price of $105.50 at September 30, 2003. FFO for the three months ended September 30, 2002 includes $4,236,000, representing the reversal of stock appreciation rights compensation expense recorded in the second quarter of 2002, based on the Company’s closing stock price of $61.00 at September 30, 2002. Effective with the Company’s filing of its 2003 first quarter Form 10-Q, the Company revised its definition of FFO to include the effect of straight-lining of rents and exclude the effect of leasing fees paid directly to Vornado in excess of the expense recognized. This change was made in order to comply with the Securities and Exchange Commission’s Regulation G concerning non-GAAP financial measures, to adhere to the National Association of Real Estate Investment Trust’s (“NAREIT”) definition of FFO and to disclose FFO on a comparable basis with the vast majority of other companies in the industry. FFO for the three and nine months ended September 30, 2002 has been restated for comparability. Straight-lining of rents amounted to $304,000, or $.06 per share, and $809,000, or $.16 per share, for the quarters ended September 30, 2003 and 2002, respectively, and $1,313,000, or $.26 per share, and $2,333,000, or $.47 per share, for the nine months ended September 30, 2003 and 2002, respectively. Leasing fees paid in excess of the expense recognized amounted to $606,000, or $.12 per share, and $1,783,000, or $.36 per share, for the quarter and nine months ended September 30, 2002, respectively.

     The following table reconciles net (loss) income to FFO:

	For The Three Months		For The Nine Months
(amounts in thousands except per share amounts)	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net (loss) income	$(13,560)	$17,380	$(13,152)	$19,778
Depreciation and amortization of real property (including $3 and $35 from discontinued operations in the quarter and nine months ended September 30, 2002)	1,790	1,650	5,046	4,944
Gain on sale of Third Avenue property	—	(10,366)	—	(10,366)

FFO	$(11,770)	$8,664	$(8,106)	$14,356

FFO per common share	$(2.35)	$1.73	$(1.62)	$2.87

     FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the consolidated statements of cash flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net (loss) income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a relevant supplemental measure of operating performance because it provides a basis for comparison among real estate investment trusts (“REITs”). FFO is computed in accordance with NAREIT’s standards, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with NAREIT’s definition or that interpret NAREIT’s definition differently.

Recently Issued Accounting Standards

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s exposure to changes in interest rates is as follows:

	2003			2002

(amounts in thousands except		Weighted Average	Effect of 1% Change		Weighted Average
per share amounts)	September 30 Balance	Interest Rate	in Base Rates	December 31 Balance	Interest Rate

Variable rate	$311,256	7.15%	$3,113	$174,500	9.76%
Fixed rate	367,297	7.13%	—	369,307	7.13%

	$678,553		3,113	$543,807

Total effect on the Company’s annual net results			$3,113

Per share – diluted			$.62

     The fair value of the Company’s debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeds the aggregate carrying amount by approximately $16,319,000 at September 30, 2003.

Item 4. Controls and Procedures

     (a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

(b)	Reports on Form 8-K:

     During the quarter ended September 30, 2003, the Company filed the following report on Form 8-K:

Period Covered (Date of Event Reported)	Items Reported	Date Filed

September 23, 2003	Press Release	September 23, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.

(Registrant)

Date: November 5, 2003	By:	/s/ Joseph Macnow

Joseph Macnow, Executive Vice President – Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

     The following is a list of all exhibits filed as part of the Report:

Exhibit
No.			Page

3(i)	—	Certificate of Incorporation, as amended. Incorporated herein by reference from Exhibit 3.0 to the Registrant’s Current Report on Form 8-K dated September 21, 1993	*
3(ii)	—	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000	*
15.1	—	Letter regarding unaudited interim financial information
31.1	—	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	—	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	—	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference