Form 10-K
period 2003-12-31
ALEXANDERS INC
filed 2004-03-02
CIK 3499

                                                        EXHIBIT INDEX ON PAGE 57
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission file number 001-6064

                                ALEXANDER'S, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        51-0100517
                --------                                        ----------
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                         Identification No.)

 210 ROUTE 4 EAST, PARAMUS, NEW JERSEY                             07652
 -------------------------------------                             -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (201) 587-8541

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        --------------------          -----------------------------------------
Common Stock, $1 par value per share              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander's, Inc.) as of June 30, 2003 was $164,535,000.

As of February 20, 2004, there were 5,000,850 shares of the registrant's common stock, par value $1 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 27, 2004

                               TABLE OF CONTENTS

                   ITEM                                                                 PAGE
                   ----                                                                 ----
PART I.    1.      Business..........................................................      4
           2.      Properties........................................................     15
           3.      Legal Proceedings.................................................     19
           4.      Submission of Matters to a Vote of Security Holders...............     19
                   Executive Officers of the Registrant..............................     20

PART II.   5.      Market for Registrant's Common Equity and Related Stockholder
                   Matters...........................................................     21
           6.      Selected Financial Data...........................................     22
           7.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.............................................     23
           7A.     Quantitative and Qualitative Disclosures About Market Risk........     32
           8.      Financial Statements and Supplementary Data.......................     33
           9.      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..........................................     33
           9A.     Controls and Procedures...........................................     33

PART III.  10.     Directors and Executive Officers of the Registrant (1) ...........     51
           11.     Executive Compensation (1)........................................     51
           12.     Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters (1)...............................     51
           13.     Certain Relationships and Related Transactions (1)................     51
           14.     Principal Accountant Fees and Services (1)........................     51

PART IV.   15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..     52

SIGNATURES..........................................................................      53

---------------
(1) These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2003, which is incorporated by reference herein. See "Executive Officers of the Registrant" for information relating to executive officers.

                           FORWARD-LOOKING STATEMENTS

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. The Company's future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "intends," "plans" or other similar expressions in this Annual Report on Form 10-K. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) national, regional and local economic conditions; (b) the consequences of any armed conflict involving, or terrorist attack against, the United States; (c) our ability to secure adequate insurance; (d) local conditions, such as an oversupply of space or a reduction in demand for real estate in the area; (e) competition from other available space; (f) whether tenants consider a property attractive; (g) the financial condition of our tenants, including the extent of tenant bankruptcies or defaults; (h) whether we are able to pass some or all of any increased operating costs we incur through to our tenants; (i) how well we manage our properties; (j) any increase in interest rates; (k) any decreases in market rental rates; (l) the timing and costs associated with property development, improvements and rentals; (m) changes in taxation or zoning laws;
(n) government regulations; (o) our failure to continue to qualify as a real estate investment trust; (p) availability of financing on acceptable terms or at all; (q) potential liability under environmental or other laws or regulations;
(r) general competitive factors; (s) dependence upon Vornado Realty Trust; and
(t) possible conflicts of interest with Vornado Realty Trust.

         For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of the applicable document incorporated by reference. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Alexander's, Inc. (the "Company" or "Alexander's") is a real estate investment trust ("REIT"), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping properties. Alexander's activities are conducted through its manager, Vornado Realty Trust ("Vornado").

     Alexander's has six properties in the greater New York City metropolitan area consisting of:

Operating properties

     (i) the Kings Plaza Regional Shopping Center, located on Flatbush Avenue in Brooklyn, New York, which contains 1,098,000 square feet and is comprised of a two-level mall containing 470,000 square feet, a 289,000 square foot department store leased to Sears and another anchor department store owned and operated as a Macy's by Federated Department Stores, Inc.;

     (ii) the Rego Park I property, located on Queens Boulevard and 63rd Road in Queens, New York, which contains a 351,000 square foot building that is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

     (iii) the Paramus property, which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey, which is leased to IKEA Property, Inc; and

     (iv) the Flushing property, located at Roosevelt Avenue and Main Street in Flushing, New York, which contains a 177,000 square foot building that is currently vacant;

Property under development

     (v) the Lexington Avenue development property, which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York; and

Property to be developed

     (vi) the Rego Park II property, which comprises one and one-half square blocks of vacant land adjacent to the Rego Park I property.

Lexington Avenue

     The development at Lexington Avenue consists of an approximately 1.3 million square foot multi-use building. The building will contain approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a taxable REIT subsidiary ("TRS")). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $402,000,000 has been expended through December 31, 2003 and an additional $62,200,000 has been committed to at December 31, 2003. Construction is expected to be completed in 2005.

     On May 1, 2001, the Company entered into a triple-net lease with Bloomberg L.P. for approximately 695,000 square feet of office space at the Lexington Avenue property (the "Bloomberg Space"). The initial term of the lease is 25 years with a ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter. On November 15, 2003, the Company delivered approximately 87% of the space. As of February 9, 2004, all of the Bloomberg Space has been delivered. Payment of base rent commences nine months from delivery of each parcel of space; rent recognition commenced from delivery of space.

     At December 31, 2003, 115,000 square feet of retail space has been leased, of which The Home Depot and Hennes & Mauritz have leased 83,000 and 27,000 square feet, respectively. The Company expects to deliver the leased space in 2004. Payment of base rent commences six to nine months from delivery of each space; rent recognition commences on delivery of space.

     The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through December 31, 2003, would produce (inclusive of the value of existing contracts) an aggregate sale price of $457,000,000. As of December 31, 2003, the Company has received deposits of $10,425,000 on sales of the condominium units.

     Financing of the Project

     On February 13, 2004, the Company completed a $400,000,000 mortgage financing on the office space. The loan was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. $253,529,000 of the loan proceeds was used to repay the entire amount outstanding under the previously existing construction loan (the "Construction Loan") with Hypo Real Estate Capital Corporation.

     The Construction Loan was modified so that the remaining availability is $237,000,000, which is approximately the amount estimated to complete the Lexington Avenue development project (not including $29,000,000 for development and guarantee fees to Vornado). The interest rate of the Construction Loan of LIBOR plus 2.5% (3.64% at December 31, 2003) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is finally repaid. Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the "Completion Guarantee"). If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which is the amount currently available under the line of credit with Vornado, interest on those advances would be at 15% per annum.

     There can be no assurance that the Lexington Avenue project will be completed on time or completed for the budgeted amount. Any failure to complete the Lexington Avenue project on time or within budget may adversely affect future cash flows and funds from operations, and the Company's financial condition.

Significant Tenants

     Sears accounted for 18%, 19% and 21% of the Company's consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No other tenant accounted for more than 10% of revenues. Rents from the Bloomberg L.P. lease will represent a significant portion of revenues in 2004.

Liquidity

     In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the Lexington Avenue property, which is expected in 2005, the Company expects that cash flow will become positive. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a further discussion.

Relationship with Vornado Realty Trust

     Vornado owned 33.1% of the Company's common stock as of December 31, 2003. Steven Roth is the Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate"), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2003, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado), owned, in the aggregate, 27.5% of the outstanding common stock of the Company, in addition to the common stock owned directly by Vornado, and 11.7% of the outstanding common shares of beneficial interest of Vornado.

     The Company is managed, and its properties are leased, by Vornado pursuant to management, leasing and development agreements. Vornado is a fully-integrated REIT with significant experience owning, developing, leasing, operating and managing retail and office properties. Further, in conjunction with the Company's Lexington Avenue development project, Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated loan budget, if not funded by the Company. These agreements are more fully described in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Relationship with Vornado Realty Trust."

     At December 31, 2003, the Company was indebted to Vornado in the amount of $124,000,000, comprised of (i) a $95,000,000 note and (ii) $29,000,000 under a
$50,000,000 line of credit (which carries a 1% unused commitment fee). The current interest rate on the loan and line of credit is 12.48% and resets quarterly using a 9.48% spread to a one-year treasury with a 3% floor for treasuries. On July 3, 2002, in conjunction with the closing of the Construction Loan, the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Construction Loan is finally repaid. The Construction Loan matures on January 3, 2006 subject to two one-year extensions. In addition, any amounts which may be due under the Completion Guarantee are due at the same time.

ENVIRONMENTAL MATTERS

     In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the "Phase II Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation ("NYDEC") has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,436,000 has been paid as of December 31, 2003, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

     The Company has concluded that the large majority of the contamination at the site is historic and the result of past activities of third parties. Although the Company is pursuing claims against potentially responsible third parties, and negotiations are ongoing with a former owner of the property, there can be no assurance as to the extent that the Company will be successful in obtaining recovery from such parties of the remediation costs incurred. In addition, the costs associated with further pursuit of responsible parties may be cost prohibitive. The Company has not recorded an asset as of December 31, 2003 for possible recoveries of environmental remediation costs from potentially responsible third parties.

COMPETITION

     The Company conducts its real estate operations in the greater New York metropolitan area, a highly competitive market. The Company's success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and the ability of the Company to lease, sublease or sell its properties, including the condominium units at the Lexington Avenue project, at profitable levels. The Company competes with a large number of real estate property owners and developers. In addition, although the Company believes that it will realize significant value from its properties over time, the Company anticipates that it may take a number of years before all of its properties generate cash flow at or near anticipated levels. The Company's success is also subject to its ability to finance development projects and refinance existing debts as they come due and on acceptable terms.

EMPLOYEES

     The Company currently has one corporate level employee and 34 property level employees.

AVAILABLE INFORMATION

     Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as well as filings on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners of the Company, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge through the Company's website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The Company also has made available, on the website, copies of the Company's (i) Audit Committee charter, (ii) Compensation Committee charter, (iii) code of business conduct and ethics and
(iv) corporate governance guidelines. In the event of any changes to these items, changed copies will be made available on the website.

     Vornado and Interstate filed, on April 11, 2000, the 26th amendment to, a Form 13D with the SEC indicating that they, as a group own in excess of 51% of the common stock of the Company. This ownership level makes the

Company a "controlled" company for the purposes of the New York Stock Exchange, Inc.'s corporate governance Standards (the "NYSE Rules"). In turn, this means that the Company is not required by the NYSE Rules, among other things, to have a majority of the members of its Board of Directors be independent under the NYSE Rules, to have all of its members of its Compensation Committee be independent under the NYSE Rules or to have a Nominating Committee. While the Company has voluntarily complied with the majority independence requirements, it is under no obligation to do so and this situation may change at anytime.

     The Company is a Delaware corporation. Its principal executive office is 210 Route 4 East, Paramus, New Jersey 07652 and its telephone number is (201) 587-8541.

RISK FACTORS

     Set forth below are the risks and certain factors that may adversely affect the Company's business and operations. This section contains forward-looking statements. Refer to the qualifications and limitations on forward-looking statements on page 3.

REAL ESTATE INVESTMENTS' VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.

THE VALUE OF REAL ESTATE FLUCTUATES DEPENDING ON CONDITIONS IN THE GENERAL ECONOMY AND THE REAL ESTATE INDUSTRY. THESE CONDITIONS MAY ALSO LIMIT THE COMPANY'S REVENUES AND AVAILABLE CASH.

     The factors that affect the value of the Company's real estate include:

     -    national, regional and local economic conditions,

     - the consequences of any armed conflict involving, or terrorist attack against, the United States,

     -    the Company's ability to secure adequate insurance,

     - local conditions, such as an oversupply of space or a reduction in demand for real estate in the area,

     -    competition from other available space,

     -    whether tenants consider a property attractive,

     - the financial condition of the Company's tenants, including the extent of tenant bankruptcies or defaults,

     - whether the Company is able to pass some or all of any increased operating costs it incurs through to tenants,

     -    how well the Company manages its properties,

     -    any increase in interest rates,

     -    any increase in real estate taxes and other expenses,

     -    any decreases in market rental rates,

     - the timing and costs associated with property development, improvements and rentals,

     -    changes in taxation or zoning laws,

     -    government regulations,

     -    the Company's failure to continue to qualify as a REIT,

     -    availability of financing on acceptable terms or at all,

     - potential liability under environmental or other laws or regulations, and

     -    general competitive factors.

     The rents the Company receives and the occupancy levels at its properties may decline as a result of adverse changes in any of these factors. Some of the Company's major expenses and payments, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline. If rents decline while costs remain constant, the Company's income and funds available for the payment of its indebtedness and for distribution to its security holders will decline.

THE COMPANY DEPENDS ON LEASING SPACE TO TENANTS ON ECONOMICALLY FAVORABLE TERMS AND COLLECTING RENT FROM ITS TENANTS, SOME OF WHICH MAY NOT BE ABLE TO PAY.

     The Company's financial results depend on leasing space in its properties to tenants on economically favorable terms. In addition, because substantially all of its income comes from rentals of real property, the Company's income and funds available for the payment of its indebtedness and for distribution to security holders will decrease if a significant number of tenants cannot pay their rents. If a tenant does not pay its rent, the Company might not be able to enforce its rights as landlord without delays and might incur substantial legal costs. For information regarding risks associated with bankruptcy of our tenants, see " -- Bankruptcy of tenants may decrease the Company's revenues and available cash." below.

SOME OF THE COMPANY'S TENANTS REPRESENT A SIGNIFICANT PORTION OF ITS REVENUES. LOSS OF THESE TENANT RELATIONSHIPS OR DETERIORATION IN THE TENANTS' CREDIT QUALITY COULD ADVERSELY AFFECT RESULTS.

     Sears accounted for 18%, 19% and 21% of the Company's consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, at the Lexington Avenue property, Bloomberg L.P. has entered into a long-term lease for 695,000 of the 885,000 net rentable square feet of office space at that site. It is expected that the rents from the Bloomberg L.P. lease will also represent a significant portion of revenues in 2004. If the Company fails to maintain a relationship with any of its significant tenants or fails to perform its obligations under agreements with these tenants, or if any of these tenants fails or becomes unable to perform its obligations under the agreements, the Company expects that any one or more of these events would adversely affect the Company's results of operations and financial condition.

BANKRUPTCY OF TENANTS MAY DECREASE THE COMPANY'S REVENUES AND AVAILABLE CASH.

     A number of companies, including some of the Company's tenants, have declared bankruptcy in recent years, and other tenants may declare bankruptcy or become insolvent in the future. If a major tenant declares bankruptcy or becomes insolvent, the property at which it leases space may have lower revenues and operational difficulties, and, in the case of its shopping centers, the Company may have difficulty leasing the remainder of the affected property. The Company's leases generally do not contain restrictions designed to ensure the creditworthiness of tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of funds available for the payment of its indebtedness and for distribution to security holders.

SOME OF THE COMPANY'S POTENTIAL LOSSES MAY NOT BE COVERED BY INSURANCE.

     The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets but is at risk for financial loss in excess of the policies' limits. Such a loss could be material.

     The Company's all-risk insurance policies in effect before September 11, 2001 did not expressly exclude coverage for hostile acts, except acts of war. Since September 11, 2001, but prior to the enactment of the Terrorism Risk Insurance Act of 2002, insurance companies had, for the most part, excluded terrorist acts from coverage in all-risk policies. The Company was generally unable to obtain all-risk insurance that includes coverage for terrorist acts for policies renewed during that period.

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it may adversely affect the Company's ability to finance and/or refinance its properties and businesses, including the construction of the Lexington Avenue development property.

      On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism." As a result of the legislation, in June 2003, the Company obtained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $150,000,000 per occurrence for non-certified acts. In addition, on February 13, 2004, the Company increased the builders' risk insurance coverage for its Lexington Avenue project, which includes full coverage for certified terrorist acts, per occurrence, and $200,000,000 for non-certified acts, per occurrence. Therefore, the Company is at risk for financial loss in excess of these limits for terrorist acts, as defined by the policies and the legislation. Such loss could be material. Prior to June 2003, the Company had $200,000,000 of separate aggregate coverage for terrorist acts.

THE COMPANY HAS MADE A SIGNIFICANT INVESTMENT IN THE DEVELOPMENT OF ITS LEXINGTON AVENUE PROPERTY. THE FAILURE TO COMPLETE CONSTRUCTION ON TIME AND WITHIN BUDGET WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The development at Lexington Avenue consists of an approximately 1.3 million square foot multi-use building. The building will contain approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space, and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a TRS). There can be no assurance that the Lexington Avenue project will be completed on time or completed for the budgeted amount. Any failure to complete the Lexington Avenue project on time or within budget may adversely affect future cash flows and funds from operations, and the Company's financial condition.

THE COMPANY MAY ACQUIRE OR DEVELOP NEW PROPERTIES, AND THIS MAY CREATE RISKS.

     In addition to the Lexington Avenue project, the Company may acquire or develop other properties or acquire other real estate companies when it believes that an acquisition or development is consistent with its business strategies. It may not, however, succeed in consummating desired acquisitions or in completing developments, including the Lexington Avenue property, on time or within budget. The Company also might not succeed in leasing newly developed or acquired properties, including the Lexington Avenue property, at rents sufficient to cover their costs of acquisition or development and operations.

THE COMPANY MAY NOT BE PERMITTED TO DISPOSE OF CERTAIN PROPERTIES OR PAY DOWN THE DEBT ASSOCIATED WITH THOSE PROPERTIES WHEN IT MIGHT OTHERWISE DESIRE TO DO SO WITHOUT INCURRING ADDITIONAL COSTS.

     As part of an acquisition of a property, the Company may agree with the seller that it will not dispose of the acquired property or reduce the mortgage indebtedness on the property for significant periods of time unless it pays certain of the resulting tax costs of the seller. These agreements could result in the Company holding on to properties that it would otherwise sell and not paying down or refinancing indebtedness that it would otherwise pay down or refinance.

IT MAY BE DIFFICULT TO BUY AND SELL REAL ESTATE QUICKLY, AND TRANSFER RESTRICTIONS APPLY TO SOME OF THE COMPANY'S MORTGAGED PROPERTIES.

     Equity real estate investments are difficult to buy and sell quickly. Therefore, the Company has limited ability to vary its portfolio promptly in response to changes in economic or other conditions. Some of the Company's properties are mortgaged to secure payment of indebtedness. If it was unable to meet its mortgage payments, lenders could foreclose on properties and the Company could incur losses. In addition, if it wishes to dispose of one or more of the mortgaged properties, it may not be able to obtain release of the liens on the mortgaged properties. If a lender forecloses on a mortgaged property or if a mortgage lien prevents the Company from selling a property or a portion thereof, funds available for payment of indebtedness and for distribution to security holders may decline. For information relating to the mortgages on the Company's properties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt and Contractual Obligations" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

ALL OF THE COMPANY'S PROPERTIES ARE IN THE GREATER NEW YORK CITY METROPOLITAN AREA AND ARE AFFECTED BY THE ECONOMIC CYCLES AND RISKS INHERENT IN THAT REGION.

     During the years ended December 31, 2003, 2002 and 2001, all of the Company's revenues came from properties located in the New York City metropolitan area and in Paramus, New Jersey. Like other real estate markets, the real estate market in this area has experienced economic downturns in the past, and the Company cannot predict how the current economic conditions will impact this market in both the short and long term. Further declines in the economy or a decline in the real estate market in this area could hurt the Company's financial performance and the value of the Company's properties. The factors affecting economic conditions in this region include:

     -    business layoffs or downsizing,

     -    industry slowdowns,

     -    relocations of businesses,

     -    changing demographics,

     -    increased telecommuting and use of alternative work places,

     - financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries,

     -    infrastructure quality, and

     -    any oversupply of, or reduced demand for, real estate.

     It is impossible for the Company to assess the future effects of the current uncertain trends in the economic and investment climates of the greater New York City metropolitan region, and more generally of the United States, on the real estate market in this area. If these conditions persist, they may adversely affect the Company's businesses and future profitability.

THE COMPANY MAY INCUR COSTS IN COMPLYING WITH ENVIRONMENTAL LAWS.

     The Company's operations and properties are subject to various federal, state and local laws, ordinances and regulations concerning the protection of the environment, including air and water quality, hazardous substances and health and safety. Under certain of these environmental laws, a current or previous owner or operator of real estate may be required to investigate and cleanup hazardous or toxic substances released at a property. The owner or operator may also be held liable to a government entity or to third parties for property damage or personal injuries and for investigation and cleanup costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair the Company's ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality, including those that can require the abatement or removal of materials containing asbestos in the event of damages, demolition, renovations or remodeling, and also govern emissions of, and exposure to, asbestos fibers in the air. The maintenance and removal of lead paint, certain electrical equipment containing polychlorinated biphenyls and underground storage tanks are also regulated by federal and state laws. The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or exposure at or from its properties.

     Each of the Company's properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental condition except as noted in the following paragraph. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to the Company.

     In June 1997, the Kings Plaza Regional Shopping Center commissioned the Phase II Study to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and have developed a remediation approach, which is ongoing. NYDEC has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,436,000 has been paid as of December 31, 2003, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations. The Company can make no assurance that it will not incur additional environmental costs with respect to this property.

REAL ESTATE IS A COMPETITIVE BUSINESS.

     The Company operates in a highly competitive environment. All of its properties are located in the New York City metropolitan area and Paramus, New Jersey. The Company competes with a large number of real estate property owners and developers. Principal factors of competition are the amount of rent charged, attractiveness of location and quality and breadth of services provided. The Company's success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and the ability of the Company to lease, sublease or sell its properties, including the condominium units at the Lexington Avenue project, at profitable levels.

THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001 IN NEW YORK CITY MAY ADVERSELY AFFECT THE VALUE OF THE COMPANY'S PROPERTIES AND ABILITY TO GENERATE CASH FLOW.

THERE MAY BE A DECREASE IN DEMAND FOR SPACE IN LARGE METROPOLITAN AREAS THAT ARE CONSIDERED AT RISK FOR FUTURE TERRORIST ATTACKS, AND THIS DECREASE MAY REDUCE THE COMPANY'S REVENUES FROM PROPERTY RENTALS.

     All of the Company's properties are located in the New York City metropolitan area and Paramus, New Jersey. In the aftermath of terrorist attacks, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This would trigger a decrease in the demand for space in these markets, which could increase vacancies in the Company's properties and force it to lease its properties on less favorable terms. As a result, the value of the Company's properties and the level of its revenues could decline materially.

THE COMPANY MAY NOT BE ABLE TO OBTAIN SUFFICIENT EXTERNAL FINANCING TO FUND ITS OPERATIONS AND BUSINESS.

     In the aggregate, the Company's operating properties do not generate sufficient cash flow to pay all of its expenses. While the Company expects that its cash flow will become positive after the completion of the construction of the Lexington Avenue property, which is expected in 2005, there can be no assurance that the Lexington Avenue property will be completed on time or completed for the budgeted amount or that the operational and financial expectations are accurate.

     Accordingly, the Company depends principally upon external financing to fund its operations and business, including the development of the Lexington Avenue property. While it has received financing and credit support in the form of guarantees from Vornado, there can be no assurance that Vornado will provide the Company with any additional financing or credit support. Additionally, the Company's access to debt or equity financing depends on banks' willingness to lend and on conditions in the capital markets. The Company and other companies in the real estate industry have experienced limited availability of bank loans and capital market financing from time to time. Although the Company believes that it will be able to finance any investments it wishes to make in the foreseeable future, financing in addition to what it already has available may not be available on acceptable terms.

     For information about the available sources of funds, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

THE COMPANY'S OWNERSHIP STRUCTURE AND RELATED-PARTY TRANSACTIONS MAY GIVE RISE TO CONFLICTS OF INTEREST.

STEVEN ROTH, VORNADO REALTY TRUST AND INTERSTATE PROPERTIES MAY EXERCISE SUBSTANTIAL INFLUENCE OVER THE COMPANY. THEY AND SOME OF THE COMPANY'S OTHER DIRECTORS AND OFFICERS HAVE INTERESTS OR POSITIONS IN OTHER ENTITIES THAT MAY COMPETE WITH THE COMPANY.

     At December 31, 2003, Interstate and its partners owned approximately 11.7% of the common shares of beneficial interest of Vornado, the Company's manager, and approximately 27.5% of Alexander's, Inc. common stock. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate. Mr. Roth is the Company's Chief Executive Officer and a director, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate. Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of the Company's Board of Directors. In addition, Vornado manages and leases the real estate assets of Interstate.

     As of December 31, 2003, Vornado owned 33.1% of the Company's outstanding common stock, in addition to that owned by Interstate and its partners. In addition to the relationships described in the immediately preceding paragraph, Michael D. Fascitelli, the President and a trustee of Vornado, is the Company's President and a member of its Board of Directors. Mr. Richard West is a trustee of Vornado and a member of the Company's Board of Directors. In addition, Joseph Macnow, Executive Vice President and Chief Financial Officer, holds the same positions with Vornado.

     Because of their overlapping interests, Mr. Roth, Interstate Properties and the other individuals noted in the preceding paragraphs may have substantial influence over both Vornado and Alexander's, and on the outcome of any matters submitted to Vornado shareholders or Alexander's stockholders for approval. In addition, certain decisions concerning the Company's operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate and other security holders. Mr. Roth and Interstate may, in the future, engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting Vornado or the Company, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, by Vornado or the Company, competition for properties and tenants, possible corporate transactions such as acquisitions, and other strategic decisions affecting the future of these entities.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN VORNADO REALTY TRUST, ITS AFFILIATES AND THE COMPANY.

     At December 31, 2003, Vornado had loans receivable from the Company of $124,000,000 at an interest rate of 12.48%. These loans mature on the earlier of January 3, 2006 or the date that the Lexington Avenue construction loan is finally repaid. In addition, $21,000,000 was available under the line of credit with Vornado at December 31, 2003. Vornado also manages, develops and leases the Company's properties under agreements under which Vornado receives annual fees and will receive an estimated development fee and guarantee fee for the Lexington Avenue property of $26,300,000 and $6,300,000, respectively. These agreements have one-year terms expiring in March of each year, except that the Lexington Avenue management and development agreements have terms lasting until substantial completion of the construction of the Lexington Avenue property, and are all automatically renewable. Because the Company and Vornado share common senior management and because a majority of the trustees of Vornado also constitute the majority of the Company's directors, the terms of the foregoing agreements and any future agreements between the Company and Vornado and its affiliates may not be comparable to those the Company could have negotiated with an unaffiliated third party.

     For a description of Interstate's ownership of Vornado and Alexander's, see " -- Steven Roth, Vornado Realty Trust and Interstate Properties may exercise substantial influence over the Company. They and some of the Company's other directors and officers have interests or positions in other entities that may compete with the Company." above.

THE ORGANIZATIONAL AND FINANCIAL STRUCTURE OF THE COMPANY GIVES RISE TO OPERATIONAL AND FINANCIAL RISKS.

THE COMPANY DEPENDS ON DIVIDENDS AND DISTRIBUTIONS FROM DIRECT AND INDIRECT SUBSIDIARIES AND THESE SUBSIDIARIES' CREDITORS AND PREFERRED SECURITY HOLDERS ARE ENTITLED TO PAYMENT OF AMOUNTS PAYABLE TO THEM BY THE SUBSIDIARIES BEFORE THE SUBSIDIARIES MAY PAY ANY DIVIDENDS OR DISTRIBUTIONS TO THE COMPANY.

     Alexander's, Inc. holds substantially all of its properties and assets through subsidiaries. Alexander's, Inc. therefore depends on cash distributions and dividends from its subsidiaries for substantially all of its cash flow. The creditors of each of its direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before that subsidiary may make distributions or dividends to Alexander's, Inc. Thus, Alexander's, Inc.'s ability to pay its indebtedness and to make dividends to its security holders depends on its subsidiaries' ability to first satisfy their obligations to their creditors.

THE COMPANY HAS SUBSTANTIAL INDEBTEDNESS, AND THIS INDEBTEDNESS MAY INCREASE.

     As of December 31, 2003, the Company had approximately $731,485,000 in total debt outstanding, inclusive of $124,000,000 due to Vornado. Our ratio of total debt to total enterprise value was 54.9% at December 31, 2003. "Enterprise value" means the market equity value of Alexander's, Inc. plus debt less cash and cash equivalents at such date. In addition, the Company has significant debt service obligations. For the year ended December 31, 2003, the Company's cash payments for principal and interest were $49,582,000. Except for the year ended December 31, 2001, the Company had deficiencies in earnings to cover fixed charges. In the future, the Company may incur additional debt, as it did in February 2004 with the $400,000,000 financing collateralized by the office space at the Lexington Avenue project, and thus increase the ratio of total debt to total enterprise value, to finance acquisitions or property developments. The Company may review and modify its debt level from time to time without notice to or any vote of security holders.

ALEXANDER'S, INC. HAS OUTSTANDING AND EXERCISABLE STOCK APPRECIATION RIGHTS. THE EXERCISE OF THESE STOCK APPRECIATION RIGHTS MAY IMPACT THE COMPANY'S LIQUIDITY.

     As of December 31, 2003, 850,000 stock appreciation rights ("SARs") were outstanding and exercisable at a weighted-average exercise price of $71.82. The agreements for these SARs require that they be settled in cash. Had the holders of these SARs chosen to exercise their rights as of December 31, 2003, the Company would have had to pay $44,917,000 in cash. Further appreciation in the Alexander's, Inc. stock price from the closing stock price of $124.66 at December 31, 2003 will increase the cash the Company would have to pay upon exercise and may impact liquidity by requiring the Company to secure additional borrowings to replace such a cash outflow.

THE COMPANY'S EXISTING FINANCING DOCUMENTS CONTAIN COVENANTS AND RESTRICTIONS THAT MAY INHIBIT THE COMPANY'S OPERATIONAL AND FINANCIAL FLEXIBILITY AND RESTRICT OR PROHIBIT THE ABILITY TO MAKE PAYMENTS UPON SECURITIES.

     At December 31, 2003, substantially all of the Company's properties were pledged to secure obligations under $731,485,000 of existing secured indebtedness. If the Company were to fail to perform its obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of the Company's securities. In such an event, it is possible that the Company would have insufficient assets remaining to make payments to a holder of the Company's securities. In addition, the existing financing documents contain restrictive covenants which limit the ability to incur indebtedness, make prepayments of indebtedness, pay dividends, make investments, engage in transactions with affiliates, issue or sell capital stock of subsidiaries, create liens, sell assets, acquire or transfer property and engage in mergers and acquisitions. These covenants may significantly restrict the Company's operational and financial flexibility and may restrict its ability to obtain additional financing or pursue other business activities that may be beneficial.

THE LOSS OF KEY PERSONNEL COULD HARM OPERATIONS.

     The Company is dependent on the efforts of Steven Roth, its Chief Executive Officer, and Michael D. Fascitelli, its President. While the Company believes that it could find replacements for these individuals, the loss of their services could harm operations.

THE COMPANY MIGHT FAIL TO QUALIFY OR REMAIN QUALIFIED AS A REAL ESTATE INVESTMENT TRUST.

     Although the Company believes that Alexander's, Inc. will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, it might fail to remain qualified in this way. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations. Qualification as a REIT also depends on various facts and circumstances that are not entirely within the control of the Company. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

     In order to qualify and maintain its qualification as a REIT for federal income tax purposes, the Company is required, among other conditions, to distribute as dividends to its stockholders at least 90% of annual REIT taxable income. As of December 31, 2003, the Company had reported net operating loss carryovers ("NOLs") of $64,518,000, which generally would be available to offset the amount of REIT taxable income that it otherwise would be required to distribute. However, the NOLs reported on the tax returns are not binding on the Internal Revenue Service and are subject to adjustment as a result of future audits. In addition, under Section 382 of the Internal Revenue Code, the ability to use the Company's NOLs could be limited if, generally, there are significant changes in the ownership of the Company's outstanding stock. Since its reorganization as a REIT commencing in 1995, the Company has not paid regular dividends and does not believe that it will be required to, and may not, pay regular dividends until the NOLs have been fully utilized.

LIMITS ON CHANGES IN CONTROL MAY DISCOURAGE TAKEOVER ATTEMPTS BENEFICIAL TO STOCKHOLDERS.

     Provisions in the Company's certificate of incorporation and by laws, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

     - delay or prevent a change of control over the Company or a tender offer, even if such action might be beneficial to stockholders, and

     - limit the stockholders' opportunity to receive a potential premium for their shares of common stock over then prevailing market prices.

     Stock Ownership Limit - Primarily to facilitate maintenance of its qualification as a REIT, the Company's certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 9.9% of the outstanding shares of preferred stock of any series or 4.9% of outstanding common stock. The Board of Directors may waive or modify these ownership limits with respect to one or more persons if it is satisfied that ownership in excess of these limits will not jeopardize the Company's status as a REIT for federal income tax purposes. In addition, the Board of Directors has, subject to certain conditions and limitations, exempted Vornado and certain of its affiliates from these ownership limitations. Shares owned in violation of these ownership limits will be subject to the loss of rights and other restrictions. These ownership limits may have the effect of inhibiting or impeding a change in control.

THE NUMBER OF SHARES OF ALEXANDER'S, INC. COMMON STOCK AND THE MARKET FOR THOSE SHARES GIVE RISE TO VARIOUS RISKS.

ALEXANDER'S, INC. HAS OUTSTANDING AND EXERCISABLE OPTIONS TO PURCHASE ITS COMMON STOCK. THE EXERCISE OF THESE OPTIONS COULD DECREASE THE MARKET PRICE OF THE SHARES OF COMMON STOCK CURRENTLY OUTSTANDING.

     As of December 31, 2003, 105,000 options were outstanding and exercisable at a weighted-average exercise price of $70.38. Additionally, 1,745,000 shares are available for future grant under the terms of the Company's Omnibus Stock Plan. The Company cannot predict the impact that future exercises of outstanding options or grants of additional options would have on the market price of its common stock.

CHANGES IN MARKET CONDITIONS COULD DECREASE THE MARKET PRICE OF THE COMPANY'S SECURITIES.

     The value of the Company's securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of the Company's shares are the following:

     -    the extent of institutional investor interest in Alexander's, Inc.,

     - the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities,

     - the Company's NOLs which are generally available to offset the amount of the REIT taxable income that the Company otherwise would be required to distribute as dividends,

     -    the Company's financial condition and performance,

     - the Company's ability to complete the Lexington Avenue development project on a timely basis and for the budgeted amount,

     -    prevailing interest rates, and

     -    general financial market conditions.

     In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies.

ITEM 2. PROPERTIES

     The following table shows the location, ownership, approximate size and leasing status of each of the Company's properties as of December 31, 2003.

                                                     Approximate
                                                       Building      Average
                                                       Leaseable    Annualized                                            Lease
                                                     Square Feet/   Base Rent                                 Square    Expiration/
                                       Approximate     Number of    Per Square  Percent       Significant     Footage     Option
            Property        Ownership     Area          Floors         Foot     Leased          Tenants       Leased    Expiration
       ------------------   ---------  -----------   ------------   ----------  -------    ---------------    -------   ----------
OPERATING PROPERTIES
   Kings Plaza Regional      Owned     24.3 acres    759,000(1)(2)/  $   34.48    99%           Sears         289,000    2023/2033
    Shopping Center                                     2 and 4                            124 Mall tenants   461,000     Various
    Flatbush Avenue and
    Avenue U
    Brooklyn, New York

   Rego Park I               Owned      4.8 acres    351,000(1)/3        31.92   100%         Sears           195,000   2021/2031
    Queens Boulevard and                                                                     Circuit City      50,000     2021
    63rd Road                                                                                 Bed Bath &       46,000   2013/2021
    Queens, New York                                                                           Beyond
                                                                                              Marshalls        39,000   2008/2021

   Routes 4 and 17           Owned     30.3 acres        N/A,           N/A,     100%       IKEA Property,      N/A,       2041
    Paramus, New Jersey                                 Ground        Ground                     Inc.         Ground
                                                        Lease          Lease                                   Lease

   Roosevelt Avenue and      Leased(3) 44,975 sq.ft. 177,000(1)/4                  0%
    Main Street
    Flushing, New York
                                                     ------------
                                                      1,287,000
                                                     ============
PROPERTY UNDER
DEVELOPMENT
   Square block at East      Owned     84,420 sq.ft. 1,304,000/55                            Bloomberg L.P.   695,000   2030/2040
     59th Street and                                                                        The Home Depot     83,000   2025/2035
     Lexington Avenue                                                                          Hennes &        27,000      2020
     New York, New York                                                                        Mauritz

PROPERTY TO BE DEVELOPED
   Rego Park II              Owned      6.6 acres
    Adjacent to Rego Park I
    Queens, New York

------------
    (1) Excludes parking garages.

    (2) Excludes the 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc. ("Federated").

    (3) Leased to the Company through January 2027. The rent under the lease is as follows: $331,000 per year from February 1997 through January 2007, $220,000 per year from February 2007 through January 2017, and $147,000 per year from February 2017 through January 2027.

Operating Properties

Kings Plaza Regional Shopping Center

     The Kings Plaza Regional Shopping Center (the "Center") contains 1,098,000 square feet and is comprised of a two-level mall (the "Mall") containing 470,000 square feet and two four-level anchor stores. One of the anchor stores is owned by the Company and leased to Sears, while the other anchor store is owned and operated as a Macy's store by Federated. The Center occupies a 24.3 acre site at the intersection of Flatbush Avenue and Avenue U in Brooklyn, New York. Among the Center's features are a marina, a five-level parking garage and an energy plant that generates all of the Center's electrical power. The Company completed renovations of the interior of the Mall in 2001 and the exterior of the Mall in 2002.

     The Company plans to construct a two-story freestanding building adjacent to the Mall of approximately 200,000 square feet. The first story of approximately 120,000 square feet will be operated as a Lowe's Home Improvement Warehouse ("Lowe's"). The Lowe's lease is expected to commence in 2006. The cost of the project will be approximately $13 to 15 million, net of the Lowe's reimbursement and before reimbursement, if any, from the second story tenant(s). There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

     The following table shows lease expirations for the Mall tenants in the Center for the next ten years, assuming none of the tenants exercise renewal options.

                                                                            Percent of    Percent of
                                                                          Total Leased    2003 Gross
                        Approximate       Annualized       Annualized        Square       Annual Base
                       Leased Area in     Fixed Rent       Fixed Rent        Footage        Rentals
          Number of     Square Feet          Under       Under Expiring    Represented    Represented
           Leases      Under Expiring      Expiring        Leases per      by Expiring    by Expiring
Year      Expiring         Leases           Leases        Square Foot        Leases         Leases
----      ---------    -------------      -----------    --------------    -----------    -----------
2004          5            20,678        $   894,000       $  43.25            4.5%           4.1%
2005          9            13,262            572,000          43.16            2.9%           2.6%
2006         16            87,742          2,701,000          30.79           19.0%          12.2%
2007         16            52,632          2,570,000          48.83           11.4%          11.6%
2008          9            15,791          1,052,000          66.62            3.4%           4.8%
2009         14            68,766          3,744,000          54.45           14.9%          16.9%
2010         10            22,907          1,548,000          67.57            5.0%           7.0%
2011         12            36,965          1,916,000          51.84            8.0%           8.7%
2012         16            79,973          2,787,000          34.85           17.4%          12.6%
2013         14            40,379          2,459,000          60.89            8.8%          11.1%

     The following table shows the occupancy rate and the average annual rent per square foot for the Mall stores as of:

                                                                 Average
                                                             Annual Base Rent
                                        Occupancy Rate        Per Square Foot
                                        --------------        ---------------
December 31, 2003                             98%                $  47.95
December 31, 2002                             97%                   45.59
December 31, 2001                             96%                   45.97
December 31, 2000                             91%                   44.66
December 31, 1999                             86%                   43.12

     The Center is encumbered by a first mortgage loan with a balance of $216,586,000 at December 31, 2003. The loan matures in June 2011 and bears interest at 7.46%.

Rego Park I

     The Rego Park I property encompasses the entire block fronting on Queens Boulevard and bounded by 63rd Road, 62nd Drive, 97th Street and Junction Boulevard. The existing 351,000 square foot building was redeveloped in 1996 and is fully leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy. In conjunction with the redevelopment, a multi-level parking structure was constructed to provide paid parking spaces for approximately 1,200 vehicles.

     The property is encumbered by a first mortgage loan with a balance of $82,000,000 at December 31, 2003. The loan matures in June 2009 and bears interest at 7.25%

Paramus

     The Company owns 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The Company's property is located directly across from the Garden State Plaza regional shopping mall and is within two miles of three other regional shopping malls and ten miles of New York City. This land is leased to IKEA Property, Inc.

     On October 5, 2001, the Company entered into a ground lease for the Paramus, New Jersey property with IKEA Property, Inc. The lease has a 40-year term with a purchase option at the end of the twentieth year for $75,000,000. Further, the Company has a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The triple-net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the twentieth year, the triple-net rent for the last 20 years must include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Flushing

     The Flushing property is located on Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens, New York. Roosevelt Avenue and Main Street are active shopping districts and there are many national retailers located in the area. A subway entrance is located directly in front of the property with bus service across the street. The property comprises a vacant four-floor building containing 177,000 square feet and a parking garage.

     On May 30, 2002, the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing for $18,750,000. The Company received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the landlord of the premises notified the Company of certain alleged defaults under the lease including, but not limited to, the fact that the purchaser performed unauthorized construction at the premises. The Company commenced an action against the landlord for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction, which temporarily restrains the landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that it failed to close and is in default of its obligations under the purchase contract. Since the purchaser has not met its obligations under the purchase contract, the Company recognized $1,289,000 as income, representing the non-refundable deposit of $1,875,000, net of $586,000 for costs associated with this transaction. This income is included in "Interest and other income, net" in the Company's consolidated statement of operations for the year ended December 31, 2003.

Property Under Development

Lexington Avenue

     The Company owns a property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street and is situated in the heart of one of Manhattan's busiest business and shopping districts with convenient access to several subway and bus lines. The property is located directly across the street from Bloomingdale's flagship store and only a few blocks away from Fifth Avenue and 57th Street.

     The development at Lexington Avenue consists of an approximately 1.3 million square foot multi-use building. The building will contain approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a taxable REIT subsidiary). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $402,000,000 has been expended through December 31, 2003 and an additional $62,200,000 has been committed to at December 31, 2003. Construction is expected to be completed in 2005.

     On May 1, 2001, the Company entered into a triple-net lease with Bloomberg L.P. for approximately 695,000 square feet of office space at the Lexington Avenue property (the "Bloomberg Space"). The initial term of the lease is 25 years with a ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter. On November 15, 2003, the Company delivered approximately 87% of the space. Accordingly, the Company transferred approximately $195,000,000 from "Construction in progress" to "Land" and "Buildings, leaseholds and leasehold improvements" in the year ended December 31, 2003. As of February 9, 2004, all of the Bloomberg Space has been delivered. Payment of base rent commences nine months from delivery of each parcel of space; rent recognition commenced from delivery of space.

     At December 31, 2003, 115,000 square feet of retail space has been leased, of which The Home Depot and Hennes & Mauritz have leased 83,000 and 27,000 square feet, respectively. The Company expects to deliver the leased space in 2004. Payment of base rent commences six to nine months from delivery of each space; rent recognition commences on delivery of space.

     The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through December 31, 2003, would produce (inclusive of the value of existing contracts) an aggregate sale price of $457,000,000. As of December 31, 2003, the Company has received deposits of $10,425,000 on sales of the condominium units.

     Financing of the Project

     On February 13, 2004, the Company completed a $400,000,000 mortgage financing on the office space. The loan was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. $253,529,000 of the loan proceeds was used to repay the entire amount outstanding under the previously existing construction loan (the "Construction Loan") with Hypo Real Estate Capital Corporation.

     The Construction Loan was modified so that the remaining availability is $237,000,000, which is approximately the amount estimated to complete the Lexington Avenue development project (not including $29,000,000 for development and guarantee fees to Vornado). The interest rate of the Construction Loan of LIBOR plus 2.5% (3.64% at December 31, 2003) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is finally repaid. Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the "Completion Guarantee"). If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which is the amount currently available under the line of credit with Vornado, interest on those advances would be at 15% per annum.

     There can be no assurance that the Lexington Avenue project will be completed on time or completed for the budgeted amount. Any failure to complete the Lexington Avenue project on time or within budget may adversely affect future cash flows and funds from operations, and the Company's financial condition.

Property to Be Developed

Rego Park II

     The Company owns two land parcels containing 6.6 acres adjacent to its Rego Park I property. They comprise the entire square block bounded by the Long Island Expressway, 97th Street, 62nd Drive and Junction Boulevard and a smaller parcel of approximately one-half square block at the intersection of 97th Street and the Long Island Expressway. Both parcels are currently zoned for residential use and are being used for public paid parking. The Company intends to continue to use these properties for paid parking while it evaluates its development options.

     The Company is considering the development of two projects at its Rego Park II property. One project is a mixed-use, three-level development containing approximately 500,000 square feet of retail space, a multi-level parking garage and up to 450,000 square feet of residential space. This project is subject to governmental approvals. The other project consists of two retail buildings containing approximately 80,000 square feet. It is anticipated that neither of these projects will commence prior to 2005. There can be no assurance that these development projects will be completed, completed on time or completed for the budgeted amount.

Other Encumbrances

     At December 31, 2003, the Company was indebted to Vornado in the amount of $124,000,000, comprised of (i) a $95,000,000 note and (ii) $29,000,000 under a
$50,000,000 line of credit. The loans are collateralized by, among other things, a pledge given by the Company of its interests in the entities holding (a) the Lexington Avenue property, (b) the Flushing property and (c) the Rego Park II property.

Insurance

     The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets but is at risk for financial loss in excess of the policies' limits. Such a loss could be material.

     The Company's all-risk insurance policies in effect before September 11, 2001 did not expressly exclude coverage for hostile acts, except acts of war. Since September 11, 2001, but prior to the enactment of the Terrorism Risk Insurance Act of 2002, insurance companies had, for the most part, excluded terrorist acts from coverage in all-risk policies. The Company was generally unable to obtain all-risk insurance that includes coverage for terrorist acts for policies renewed during that period.

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it may adversely affect the Company's ability to finance and/or refinance its properties and businesses, including the construction of the Lexington Avenue development property.

     On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism." As a result of the legislation, in June 2003, the Company obtained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $150,000,000 per occurrence for non-certified acts. In addition, on February 13, 2004, the Company increased the builders' risk insurance coverage for its Lexington Avenue project, which includes full coverage for certified terrorist acts, per occurrence, and $200,000,000 for non-certified acts, per occurrence. Therefore, the Company is at risk for financial loss in excess of these limits for terrorist acts, as defined by the policies and the legislation. Such loss could be material. Prior to June 2003, the Company had $200,000,000 of separate aggregate coverage for terrorist acts.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.

     For a discussion of the litigation concerning the sale of the Company's subsidiary which owns the building and has the ground lease for the Company's property in Flushing, New York, see "Item 2. Properties -- Operating Properties -- Flushing."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.

                                         PRINCIPAL OCCUPATIONS AND OFFICES (CURRENT AND DURING THE PAST FIVE YEARS
          NAME               AGE                        WITH THE COMPANY UNLESS OTHERWISE STATED)
---------------------     ---------     ---------------------------------------------------------------------------
Stephen Mann                 68         Chairman of the Board of Directors since March 1995; Interim Chairman of the Board of Directors from August 1994 to March 1995; Chairman of Coast to
                                        Coast Financial Corp. since 2001; Chairman of the Clifford Companies since
                                        1990; and, prior thereto, counsel to Mudge Rose Guthrie Alexander & Ferdon, attorneys.

Steven Roth                  62         Chief Executive Officer since March 1995; Chairman of the Board and Chief
                                        Executive Officer of Vornado Realty Trust since May 1989; Chairman of
                                        Vornado Realty Trust's Executive Committee of the Board since April 1980;
                                        and a trustee of Vornado Realty Trust since 1979; Chairman of the Board and
                                        Chief Executive Officer of Vornado Operating Company since 1998; and
                                        Managing General Partner of Interstate Properties.

Michael D. Fascitelli        47         President since August 2000; Director of the Company and President and trustee of Vornado Realty Trust since December 1996; President and director of Vornado Operating Company since 1998; Partner at Goldman Sachs & Co., in charge of its real estate practice, from December 1992 to December 1996;
                                        and, prior thereto, Vice President at Goldman Sachs & Co.

Joseph Macnow                58         Executive Vice President and Chief Financial Officer since June 2002;
                                        Executive Vice President - Finance and Administration from March 2001 to
                                        June 2002; Vice President and Chief Financial Officer from August 1995 to
                                        March 2001; Executive Vice President - Finance and Administration of
                                        Vornado Realty Trust since January 1998 and Chief Financial Officer of
                                        Vornado Realty Trust since March 2001; Vice President and Chief Financial
                                        Officer of Vornado Realty Trust from 1985 to January 1998; Executive Vice
                                        President and Chief Financial Officer of Vornado Operating Company since
                                        June 2002; Executive Vice President - Finance and Administration of Vornado
                                        Operating Company from 1998 to June 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange under the symbol "ALX." The transfer agent and registrar for the common stock is Wachovia Bank, N.A. Set forth below are the high and low sales prices for the common stock for each full quarterly period within the two most recent years.

                                                        YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------
                                             2003                                2002
                                  ---------------------------        ---------------------------
          QUARTER                     HIGH              LOW              HIGH              LOW
          -------                 ---------         ---------        ---------         ---------
First......................       $   66.98         $   61.40        $   64.80         $   55.75
Second.....................           86.90             63.75            77.00             60.00
Third......................          106.50             83.20            77.76             59.49
Fourth.....................          126.00            102.50            65.54             61.45

     As of February 29, 2004, there were approximately 1,450 holders of record of the Company's common stock. The Company pays dividends only if, as and when declared by its Board of Directors. No dividends were paid in 2003 and 2002. In order to qualify as a real estate investment trust, the Company generally is required to distribute 90% of its taxable income as a dividend. At December 31, 2003, the Company had net operating loss carryovers ("NOLs") of approximately $64,518,000. Under the Internal Revenue Code of 1986, as amended, the Company's NOLs generally would be available to offset the amount of the Company's taxable income (excluding income from taxable REIT subsidiaries) that otherwise would be required to be distributed as a dividend to stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating data. This data should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

(amounts in thousands, except per share data

                                                                        YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                     2003           2002          2001          2000           1999
                                                  ---------      ---------     ---------     ---------      ---------
Total revenues...............................     $  87,162      $  76,800     $  67,792     $  62,696      $  63,133
                                                  =========      =========     =========     =========      =========
(Loss) income from continuing operations.....     $ (18,948)     $  12,400     $   7,414     $   4,425      $   4,743
Income from discontinued operations..........         1,206         11,184           946           772            781
Gain on sale of Fordham Road property........            --             --        19,026            --             --
                                                  ---------      ---------     ---------     ---------      ---------
Net (loss) income...........................      $ (17,742)(1)  $  23,584(2)  $  27,386(3)  $   5,197      $   5,524(4)
                                                  =========      =========     =========     =========      =========
Net (loss) income per common share (basic and
  diluted):
   (Loss) income from continuing operations..     $   (3.79)     $    2.48     $    1.48     $    0.89      $    0.95
   Income from discontinued operations.......          0.24           2.24          0.19          0.15           0.15
   Gain on sale of Fordham Road property.....            --             --          3.81            --             --
                                                  ---------      ---------     ---------     ---------      ---------
   Net (loss) income.........................     $   (3.55)     $    4.72     $    5.48     $    1.04      $    1.10
                                                  =========      =========     =========     =========      =========
Balance sheet data:
   Total assets..............................     $ 920,996      $ 664,912     $ 583,339     $ 403,305      $ 366,496
   Real estate, net..........................       773,083        542,975       377,961       343,612        269,324
   Debt......................................       731,485        543,807       515,831       367,788        329,161
   Stockholders' equity......................        50,923         68,665        45,081        17,695         12,498

----------------------
(1) Loss from continuing operations includes (i) an accrual of $44,917 for compensation expense for stock appreciation rights due to an increase in the Company's stock price and (ii) $1,289 resulting from the recognition as income of the non-refundable deposit from the planned sale of the Flushing property of $1,875, net of $586 for costs associated with this transaction. Income from discontinued operations represents the reversal of previously accrued contingent liabilities.

(2) Income from discontinued operations includes the gain on the sale of the Third Avenue property of $10,366.

(3) Income from continuing operations includes (i) a gain from the early extinguishment of debt of $3,534, (ii) a $3,058 write off of architectural and engineering costs associated with the development plans for the Paramus property prior to the ground lease with IKEA Property, Inc. and (iii) a $2,030 write off of professional fees resulting from the termination of the spin-off of Alexander's Tower LLC.

(4) Income from continuing operations includes a $4,877 write off of an asset arising from the straight-lining of rents, which was primarily due to Caldor's rejection of its Flushing lease in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company had a net loss of $17,742,000 for the year ended December 31, 2003, compared to net income of $23,584,000 in the prior year. The net loss for 2003 includes (i) an accrual of $44,917,000 for compensation expense for stock appreciation rights ("SARs"), (ii) $1,289,000 resulting from the recognition as income of the non-refundable deposit from the planned sale of the Flushing property of $1,875,000, net of $586,000 for costs associated with this transaction, and (iii) income from discontinued operations of $1,206,000 representing the reversal of previously accrued contingent liabilities. Net income for 2002 includes income from discontinued operations of $11,184,000, which includes a gain on the sale of the Third Avenue property of $10,366,000.

     Effective January 1, 2002, the Company changed its method of accounting for long-lived assets sold or held for sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires that the results of operations and gains and losses attributable to properties held for sale or sold during 2002 and thereafter, such as the Third Avenue property, be classified as discontinued operations for all periods presented, and that any assets and liabilities of these properties be presented separately in the consolidated balance sheets. Properties sold as a result of sales activities that were initiated prior to January 1, 2002, such as the Fordham Road property, continue to be accounted for under the applicable prior accounting guidance.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the Company's consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

     Real Estate - Real estate is carried at cost, net of accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the assets' estimated useful lives, which range from seven to 50 years. Betterments, significant renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that management believes such costs are recoverable through the value of the property. The recognition of depreciation expense requires estimates by management of the useful life of each property and improvement, as well as an allocation of the costs associated with a property, including capitalized costs, to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense could be misstated.

     As construction of the Lexington Avenue development project progresses and as components of the building are placed into service (e.g., the space delivered to Bloomberg L.P. during 2003), the Company will cease capitalizing property operating expenses, including interest expense, and begin to expense these items, as well as depreciation, for those components.

     The Company's properties are reviewed for impairment if events or circumstances change, indicating that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of the property. The carrying amount of an asset would be adjusted, if necessary, to reflect an impairment in the value of the asset. If the Company incorrectly estimates undiscounted cash flows, impairment charges may be different. The impact of such estimates in connection with future impairment analyses could be material to the Company's consolidated financial statements.

     Deferred Charges - Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest and debt expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate. In connection with the repayment of $253,529,000 of the construction loan for the Lexington Avenue development project, the Company will write off $3,050,000 of deferred financing costs in the first quarter of 2004.

     Revenue Recognition - The Company has the following revenue sources and revenue recognition policies:

     Base rent (revenue arising from tenant leases) - These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and free rent abatements under the leases.

     Percentage Rents (revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds) - These rents are recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that this contingent revenue is only to be recognized after the contingency has been removed (i.e., the sales threshold has been achieved).

     Expense Reimbursements (revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties) - This revenue is accrued in the same periods as the expenses are incurred.

     Condominium Sales (income arising from the sales of condominium units at the Lexington Avenue property) - Income on deposits received for sales of condominium units has been deferred in accordance with the deposit method of SFAS No. 66, Accounting for Sales of Real Estate.

     The Company assesses, among other things, the collectibility of revenue before recognition. If the Company incorrectly assesses collectibility of revenue, net earnings and assets could be misstated.

     Income Taxes - The Company operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, the Company's net operating loss carryovers ("NOLs") generally would be available to offset the amount of the Company's REIT taxable income that would otherwise be required to be distributed as dividends to its stockholders.

     The Company has elected to treat its wholly owned subsidiary, 731 Residential LLC ("Residential"), as a taxable REIT subsidiary ("TRS"). A TRS is subject to income tax at regular corporate tax rates. The Company's NOLs will not be available to offset taxable income of Residential. Residential owns the assets comprising the residential condominium units at the Company's Lexington Avenue project. Residential paid no income taxes in the years ended December 31, 2003, 2002 and 2001.

     Stock Options - The Company accounts for stock-based compensation using the intrinsic value method. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's common stock on the grant date. Accordingly, no compensation expense has been recognized for the Company's stock options.

     Stock Appreciation Rights - SARs are granted at 100% of the market price of the Company's common stock on the date of grant. SARs vest ratably, becoming fully vested 36 months after grant, and generate compensation expense measured by the excess of the stock price over the exercise price at the balance sheet date. On subsequent balance sheet dates, if the stock price falls, the previously recognized expense is reversed, but not below zero.

      Recently Issued Accounting Standards - In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires, among other things, that (i) the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13, Accounting for Leases, be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The amendment of SFAS No. 13 had no impact on the Company's consolidated financial statements. As required by this statement, the Company reclassified the $3,534,000 extraordinary gain in the year ended December 31, 2001 to "Gain on early extinguishment of debt."

RESULTS OF OPERATIONS

Years Ended December 31, 2003 and December 31, 2002

     Property rentals were $56,785,000 in 2003, compared to $50,630,000 in 2002, an increase of $6,155,000. This increase resulted primarily from recognizing rent of $5,081,000 from the lease with Bloomberg L.P. which took possession of 87% of the 695,000 square feet under the lease on November 15, 2003.

     Tenant expense reimbursements were $30,377,000 in 2003, compared to $26,170,000 in 2002, an increase of $4,207,000. The increase was largely due to higher reimbursements as real estate taxes, insurance and repairs and maintenance also increased.

     Operating expenses were $37,984,000 in 2003, compared to $33,042,000 in 2002, an increase of $4,942,000. Of this increase, (i) $1,541,000 resulted primarily from higher fuel costs for the utility plant at the Company's Kings Plaza Regional Shopping Center and (ii) $373,000 resulted from bad debt expense this year as compared to a bad debt recovery in the prior year. The balance of the increase was due to higher real estate taxes, insurance and repairs and maintenance, which were billed to tenants.

     General and administrative expenses were $48,921,000 in 2003, compared to $3,980,000 in 2002, an increase of $44,941,000. This increase resulted from an accrual of $44,917,000 of compensation expense for SARs based on the Company's closing stock price of $124.66 at December 31, 2003. There was no SARs compensation expense in 2002.

     Depreciation and amortization expense was $7,497,000 in 2003, compared to $6,668,000 in 2002, an increase of $829,000. The increase was largely due to depreciation commencing on November 15, 2003 for space delivered to Bloomberg L.P.

     Interest and other income, net was $1,983,000 in 2003, compared to $2,178,000 in 2002, a decrease of $195,000. This decrease is largely attributable to lower average cash balances in 2003 due to greater expenditures for the Lexington Avenue project and lower yields on cash investments primarily offset by $1,289,000 resulting from the recognition as income of the non-refundable deposit from the planned sale of the Flushing property of $1,875,000, net of $586,000 for costs associated with this transaction. Also, 2002 results include a non-recurring gain of $169,000 resulting from the sale of air rights.

     Interest and debt expense was $13,691,000 in 2003, compared to $22,888,000 in 2002, a decrease of $9,197,000. This decrease primarily resulted from (i) higher capitalized interest in 2003 for the Lexington Avenue property (interest of $37,516,000 was capitalized in 2003, as compared to $23,788,000 in 2002) and
(ii) a decrease in average interest rates from 8.23% to 7.47%, partially offset by (iii) an increase in average debt of $94,991,000.

Years Ended December 31, 2002 and December 31, 2001

     Property rentals were $50,630,000 in 2002, compared to $44,560,000 in 2001, an increase of $6,070,000. The increase resulted primarily from (i) the commencement, on October 5, 2001, of the ground lease with IKEA Property, Inc. for the Paramus property and (ii) an increase in occupancy at the Kings Plaza Regional Shopping Center.

     Tenant expense reimbursements were $26,170,000 in 2002, compared to $23,232,000 in 2001, an increase of $2,938,000. The increase was largely due to higher reimbursements as real estate taxes, insurance and repairs and maintenance also increased.

     Operating expenses were $33,042,000 in 2002, compared to $29,265,000 in 2001, an increase of $3,777,000. This increase is primarily attributable to an increase in real estate taxes, insurance and repairs and maintenance.

      Interest and other income, net was $2,178,000 in 2002, compared to $3,237,000 in 2001, a decrease of $1,059,000. This decrease is largely attributable to lower average cash balances in 2002 due to expenditures for the Lexington Avenue project and lower yields on cash investments. Also, 2002 results include a non-recurring gain of $169,000 resulting from the sale of air rights.

     Interest and debt expense was $22,888,000 in 2002, compared to $22,469,000 in 2001, an increase of $419,000. This increase primarily resulted from (i) higher average debt in 2002, partially offset by (ii) a reduction in average interest rates from 9.20% to 8.23% and (iii) higher capitalized interest in 2002 for the Lexington Avenue property (interest of $23,788,000 was capitalized in 2002, as compared to $19,259,000 in 2001).

LIQUIDITY AND CAPITAL RESOURCES

     In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the Lexington Avenue property, which is expected in 2005, the Company expects that cash flow will become positive.

Development Projects

      LEXINGTON AVENUE

     The development at Lexington Avenue consists of an approximately 1.3 million square foot multi-use building. The building will contain approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a TRS). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $402,000,000 has been expended through December 31, 2003 and an additional $62,200,000 has been committed to at December 31, 2003. Construction is expected to be completed in 2005.

     On May 1, 2001, the Company entered into a triple-net lease with Bloomberg L.P. for approximately 695,000 square feet of office space at the Lexington Avenue property (the "Bloomberg Space"). The initial term of the lease is 25 years with a ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter. On November 15, 2003, the Company delivered approximately 87% of the space. Accordingly, the Company transferred approximately $195,000,000 from "Construction in progress" to "Land" and "Buildings, leaseholds and leasehold improvements" in the year ended December 31, 2003. As of February 9, 2004, all of the Bloomberg Space has been delivered. Payment of base rent commences nine months from delivery of each parcel of space; rent recognition commenced from delivery of space.

     At December 31, 2003, 115,000 square feet of retail space has been leased, of which The Home Depot and Hennes & Mauritz have leased 83,000 and 27,000 square feet, respectively. The Company expects to deliver the leased space in 2004. Payment of base rent commences six to nine months from delivery of each space; rent recognition commences on delivery of space.

     The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through December 31, 2003, would produce (inclusive of the value of existing contracts) an aggregate sale price of $457,000,000. As of December 31, 2003, the Company has received deposits of $10,425,000 on sales of the condominium units.

      Financing of the Project

      On February 13, 2004, the Company completed a $400,000,000 mortgage financing on the office space. The loan was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. $253,529,000 of the loan proceeds was used to repay the entire amount outstanding under the previously existing construction loan (the "Construction Loan") with Hypo Real Estate Capital Corporation.

      The Construction Loan was modified so that the remaining availability is $237,000,000, which is approximately the amount estimated to complete the Lexington Avenue development project (not including $29,000,000 for development and guarantee fees to Vornado). The interest rate of the Construction Loan of LIBOR plus 2.5% (3.64%
at December 31, 2003) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is finally repaid. Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the "Completion Guarantee"). If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which is the amount currently available under the line of credit with Vornado, interest on those advances would be at 15% per annum.

     There can be no assurance that the Lexington Avenue project will be completed on time or completed for the budgeted amount. Any failure to complete the Lexington Avenue project on time or within budget may adversely affect future cash flows and funds from operations, and the Company's financial condition.

      KINGS PLAZA

     The Company plans to construct a two-story freestanding building adjacent to the Mall of approximately 200,000 square feet. The first story of approximately 120,000 square feet will be operated as a Lowe's Home Improvement Warehouse ("Lowe's"). The Lowe's lease is expected to commence in 2006. The cost of the project will be approximately $13 to 15 million, net of the Lowe's reimbursement and before reimbursement, if any, from the second story tenant(s). There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

      REGO PARK II

     The Company is considering the development of two projects at its Rego Park II property. One project is a mixed-use, three-level development containing approximately 500,000 square feet of retail space, a multi-level parking garage and up to 450,000 square feet of residential space. This project is subject to governmental approvals. The other project consists of two retail buildings containing approximately 80,000 square feet. It is anticipated that neither of these projects will commence prior to 2005. There can be no assurance that these development projects will be completed, completed on time or completed for the budgeted amount.

Relationship with Vornado Realty Trust

     The Company is managed, and its properties are leased, by Vornado pursuant to management, leasing and development agreements with one-year terms, expiring in March of each year, which are automatically renewable. In conjunction with the original closing of the Lexington Avenue Construction Loan on July 3, 2002, these agreements were bifurcated to cover the Company's Lexington Avenue property separately. Further, the management and development agreements with Vornado for the Lexington Avenue property were amended to provide for a term lasting until substantial completion of the property with automatic renewals, and for the payment of the Lexington Avenue development fee upon the earlier of January 3, 2006 or the repayment finally of the Construction Loan encumbering the property. The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs, as defined, and is due at the same time that the development fee is due. The development fee is estimated to be $26,300,000.

     The annual fees payable by the Company to Vornado consist of (i) an annual management fee of $3,000,000 plus 3% of the gross income from the Kings Plaza Mall, (ii) a development fee equal to 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum, and (iii) a leasing fee. The leasing fee to Vornado is equal to (a) 3% of the gross proceeds, as defined, from the sale of an asset and (b) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term, and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amounts are payable annually in an amount not to exceed $2,500,000, until the present value of such installments, calculated at a discount rate of 9% per annum, equals the amount that would have been paid had they been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1%.
Vornado is responsible for the fees to the third party real estate brokers, except in connection with the Bloomberg L.P. Lease, where the tenant paid the third party broker directly. At December 31, 2003, the Company owed Vornado (A) $14,810,000 in development fees, (B) $14,586,000 in leasing fees, (C) $3,898,000 for the guarantee fee, (D) $741,000 in interest, and (E) $392,000 in management fees and other costs.

     The following table shows the amounts incurred under the management, leasing and development agreements.

(amounts in thousands)                                           YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            2003         2002          2001
                                                          ---------   ----------   -----------
Management fee.........................................  $    3,635  $     3,602   $     3,522
Development fee, guarantee fee and rent for development
  office...............................................      10,292       10,769         1,855
Leasing and other fees.................................       3,722        3,056         3,984
                                                         ----------  -----------   -----------
                                                         $   17,649  $    17,427   $     9,361
                                                         ==========  ===========   ===========

     At December 31, 2003, in addition to the fees and costs described above, the Company was indebted to Vornado in the amount of $124,000,000 (see " - Debt and Contractual Obligations").

Leases

     The Company leases space to tenants in retail centers and an office building. The rental terms range from approximately five to 25 years. The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs. Retail leases also provide for the payment by the lessee of additional rents based on a percentage of their sales.

     Future base rental revenue under these non-cancelable operating leases (other than leases which have not commenced, including The Home Depot and Hennes & Mauritz leases) is as follows:

(amounts in thousands)

Year Ending December 31,
2004.........................................   $   54,380
2005.........................................       86,044
2006.........................................       86,336
2007.........................................       83,224
2008.........................................       86,927
Thereafter...................................    1,632,863

     On May 1, 2001, the Company entered into a triple-net lease with Bloomberg L.P. for the Bloomberg Space. The initial term of the lease is 25 years with a ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter. On November 15, 2003, the Company delivered approximately 87% of the Bloomberg Space. As of February 9, 2004, all of the Bloomberg Space has been delivered. Payment of base rent commences nine months from delivery of each parcel of space; rent recognition commenced from delivery of space.

Dispositions of Properties

Flushing Property

     On May 30, 2002, the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,750,000. The Company received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the landlord of the premises notified the Company of certain alleged defaults under the lease including, but not limited to, the fact that the purchaser performed unauthorized construction at the premises. The Company commenced an action against the landlord for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction, which temporarily restrains the landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that it failed to close and is in default of its obligations under the purchase contract. Since the purchaser has not met its obligations under the purchase contract, the Company recognized $1,289,000 as income, representing the non-refundable deposit of $1,875,000, net of $586,000 for costs associated with this transaction. This income is included in "Interest and other income, net" in the Company's consolidated statement of operations for the year ended December 31, 2003.

Insurance

     The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets but is at risk for financial loss in excess of the policies' limits. Such a loss could be material.

     The Company's all-risk insurance policies in effect before September 11, 2001 did not expressly exclude coverage for hostile acts, except acts of war. Since September 11, 2001, but prior to the enactment of the Terrorism Risk Insurance Act of 2002, insurance companies had, for the most part, excluded terrorist acts from coverage in all-risk policies. The Company was generally unable to obtain all-risk insurance that includes coverage for terrorist acts for policies renewed during that period.

     The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it may adversely affect the Company's ability to finance and/or refinance its properties and businesses, including the construction of the Lexington Avenue development property.

     On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism." As a result of the legislation, in June 2003, the Company obtained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $150,000,000 per occurrence for non-certified acts. In addition, on February 13, 2004, the Company increased the builders' risk insurance coverage for its Lexington Avenue project, which includes full coverage for certified terrorist acts, per occurrence, and $200,000,000 for non-certified acts, per occurrence. Therefore, the Company is at risk for financial loss in excess of these limits for terrorist acts, as defined by the policies and the legislation. Such loss could be material. Prior to June 2003, the Company had $200,000,000 of separate aggregate coverage for terrorist acts.

Debt and Contractual Obligations

     Below is a summary of the Company's properties and their encumbrances at December 31, 2003:

(amounts in thousands except interest rates)

                                                             INTEREST
                                         BALANCE               RATE             MATURITY
                                    ---------------         -----------         --------
Lexington Avenue...............     $       240,899           3.64%(1)         Jan. 2006
Kings Plaza....................             216,586           7.46%            June 2011
Rego Park I....................              82,000           7.25%            June 2009
Paramus........................              68,000           5.92%            Oct. 2011
Rego Park II (raw land)........                  --            N/A                N/A
Flushing (leasehold interest)..                  --            N/A                N/A
Loans with Vornado(2)..........             124,000          12.48%(1)         Jan. 2006
                                    ---------------
                                    $       731,485
                                    ===============

-------------------
(1) These loans bear interest at a variable rate. The rate shown is as of December 31, 2003.

(2) At December 31, 2003, the Company was indebted to Vornado in the amount of $124,000, comprised of (i) a $95,000 note and (ii) $29,000 under a $50,000 line of credit (which carries a 1% unused commitment fee). The current interest rate on the loan and line of credit is 12.48% and resets quarterly, using a 9.48% spread to a one-year treasury with a 3% floor for treasuries. On July 3, 2002, in conjunction with the original closing of the Construction Loan, the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Construction Loan is finally repaid.

     On February 13, 2004, the Company completed a $400,000,000 mortgage financing on the office space at the Lexington Avenue project. The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. $253,529,000 of the loan proceeds was used to repay the entire amount outstanding under the previously existing Construction Loan. The Construction Loan was modified so that, among other things, the remaining availability is $237,000,000 which is approximately the amount estimated to complete the Lexington Avenue development project (not including $29,000,000 for development and guarantee fees to Vornado).

Below is a summary of the Company's contractual obligations at December 31, 2003.

(amounts in thousands)

                                                               Less
                                                             than One     One to Two      Three to     More than
                                                 Total         Year         Years        Five Years   Five Years
                                               ----------    ---------    ---------       ---------    ----------
Contractual obligations

  Long-term debt obligations(1)........        $  731,485    $   3,226    $ 372,992       $   8,833    $  346,434
  Operating lease obligations..........             6,095          416          832             631         4,216
  Other obligations(2).................           105,650       64,700(2)    31,500(3)        2,500         6,950
                                               ----------    ---------    ---------       ---------    ----------
                                               $  843,230    $  68,342    $ 405,324       $  11,964    $  357,600
                                               ==========    =========    =========       =========    ==========
Commitments

  Standby letters of credit............        $    4,130    $   4,130    $      --       $      --    $       --
                                               ==========    =========    =========       =========    ==========

----------
(1) The contractual payments under long-term debt obligations shown on a pro forma basis for the effect of the $400,000 financing are as follows:

(amounts in thousands)

                                                            Less than     One to Two       Three to     More than
                                                Total        One Year       Years         Five Years   Five Years
                                               ----------    ---------    ---------       ---------    ----------
Long-term debt obligations............         $  890,586    $   3,226    $ 138,862       $  28,428    $  720,070

--------------------------
(2) Of the construction budget for the Lexington Avenue project of $630,000 (which excludes $29,000 for development and guarantee fees to Vornado), $402,000 has been expended through December 31, 2003 and an additional $62,200 has been committed to at December 31, 2003.

(3) This amount primarily represents the estimated development and guarantee fees due to Vornado for the Lexington Avenue project. These fees are to be paid upon the earlier of January 3, 2006 or the payment in full of the Construction Loan encumbering the property.

Stock Appreciation Rights

     As of December 31, 2003, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $71.82. The agreements for these SARs require that they be settled in cash. Had the holders of these SARs chosen to exercise their rights as of December 31, 2003, the Company would have had to pay $44,917,000 in cash. Further appreciation in the Alexander's, Inc. stock price from the closing stock price of $124.66 at December 31, 2003 will increase the cash the Company would have to pay upon exercise and may impact liquidity by requiring the Company to secure additional borrowings to replace such a cash outflow.

CASH FLOWS

Year Ended December 31, 2003

     Net cash provided by operating activities of $7,023,000 was comprised of
(i) non-cash items of $4,568,000 and (ii) the net change in operating assets and liabilities of $20,197,000, partially offset by (iii) a net loss of $17,742,000. The adjustments for non-cash items include depreciation and amortization of $11,310,000, partially offset by the effect of straight-lining of rental income of $6,742,000.

      Net cash used in investing activities of $218,604,000 was largely comprised of capital expenditures of $215,158,000. The capital expenditures are primarily related to the Lexington Avenue development project.

      Net cash provided by financing activities of $187,678,000 resulted from borrowings of $190,399,000, mainly to fund expenditures for the Lexington Avenue development project, offset by debt repayments of $2,721,000.

Year Ended December 31, 2002

      Net cash provided by operating activities of $7,643,000 was comprised of
(i) net income of $23,584,000, partially offset by (ii) non-cash items of $4,600,000 and (iii) the net change in operating assets and liabilities of $11,341,000. The adjustments for non-cash items include (a) the gain on the sale of the Third Avenue property of

$10,366,000, (b) the effect of straight-lining of rental income of $3,099,000 and (c) the gain on the sale of air rights of $169,000, partially offset by depreciation and amortization of $9,034,000.

         Net cash used in investing activities of $114,028,000 (includes cash provided by discontinued operations of $13,176,000) was largely comprised of capital expenditures of $133,250,000, partially offset by the proceeds from the sale of the Third Avenue property of $13,176,000. The capital expenditures were primarily related to the Lexington Avenue development project.

         Net cash provided by financing activities of $16,366,000 resulted mainly from debt proceeds of $55,500,000, partially offset by debt repayments of $27,524,000 and debt issuance costs of $11,110,000.

Year Ended December 31, 2001

         Net cash provided by operating activities of $9,839,000 was comprised of (i) income from continuing and discontinued operations of $8,360,000 and (ii) non-cash items of $6,378,000, partially offset by the net change in operating assets and liabilities of $4,899,000. The adjustments for non-cash items include
(a) the write off of architectural and engineering costs of $3,058,000 associated with the development plans for the Paramus property prior to the IKEA Property, Inc. ground lease, (b) the write off of professional fees of $2,030,000 resulting from the termination of the spin-off of Alexander's Tower LLC and (c) depreciation and amortization of $7,973,000, partially offset by (d) a gain from early extinguishment of debt of $3,534,000 and (e) the effect of straight-lining of rental income of $3,149,000.

         Net cash used in investing activities of $22,995,000 was comprised of
(i) capital expenditures of $48,490,000 and (ii) an increase in restricted cash of $19,876,000, partially offset by (iii) net proceeds from the sale of the Fordham Road property of $23,701,000 and (iv) the release of restricted cash of $21,670,000. The capital expenditures were primarily comprised of (a) capitalized interest and other carrying costs of $21,378,000, (b) renovations to the Kings Plaza Regional Shopping Center of $3,651,000 and (c) excavation, foundation and predevelopment costs at Lexington Avenue of $21,599,000.

         Net cash provided by financing activities of $146,142,000 was comprised of (i) proceeds from the issuance of debt of $300,685,000, partially offset by
(ii) the repayment of debt of $149,337,000 and (iii) debt issuance costs of $5,206,000.

FUNDS FROM OPERATIONS ("FFO") FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

         FFO was a negative $10,245,000 in the year ended December 31, 2003, compared to FFO of $19,921,000 in the year ended December 31, 2002, a decrease of $30,166,000. FFO for the year ended December 31, 2003 includes (i) accrued compensation expense for SARs of $44,917,000, based on the Company's closing stock price of $124.66 at December 31, 2003, (ii) $1,289,000 resulting from the recognition as income of the non-refundable deposit from the planned sale of the Flushing property of $1,875,000, net of $586,000 for costs associated with this transaction and (iii) income from discontinued operations of $1,206,000 representing the reversal of previously accrued contingent liabilities. Effective with the Company's filing of its 2003 first quarter Form 10-Q, the Company revised its definition of FFO to include the effect of straight-lining of rents and exclude the effect of leasing fees paid directly to Vornado in excess of the expense recognized. This change was made in order to comply with the Securities and Exchange Commission's Regulation G concerning non-GAAP financial measures, to adhere to the National Association of Real Estate Investment Trust's ("NAREIT") definition of FFO and to disclose FFO on a comparable basis with the vast majority of other companies in the industry. FFO for the year ended December 31, 2002 has been restated for comparability. Straight-lining of rents amounted to $6,742,000, or $1.35 per share, and $3,099,000, or $0.62 per share, for the years ended December 31, 2003 and 2002, respectively. Leasing fees paid in excess of the expense recognized amounted to $2,387,000, or $0.48 per share, and $2,189,000, or $0.44 per share, for the years ended December 31, 2003 and 2002, respectively. Such amounts are included in reported FFO described above.

         The following table reconciles net (loss) income to FFO.

(amounts in thousands except per share amounts)

                                                                              FOR THE YEAR
                                                                           ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                       2003                  2002
                                                                  -------------         -------------
Net (loss) income............................................     $     (17,742)        $      23,584
Depreciation of real property (including $35 from
   discontinued operations in 2002)..........................             7,497                 6,703
Gain on sale of Third Avenue property........................                --               (10,366)
                                                                  -------------         -------------
FFO .........................................................     $     (10,245)        $      19,921
                                                                  =============         =============
FFO per common share - basic and diluted.....................     $       (2.05)        $        3.98
                                                                  =============         =============

         FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the consolidated statements of cash flows for the applicable periods. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net (loss) income as an indicator of the Company's operating performance. Management considers FFO a relevant supplemental measure of operating performance because it provides a basis for comparison among REITs. FFO is computed in accordance with NAREIT's standards, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with NAREIT's definition or that interpret NAREIT's definition differently.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table summarizes the Company's exposure to a change in interest rates.

(amounts in thousands except per share amounts)

                                                                           EFFECT OF
                                                                           CHANGE IN
                                  DECEMBER 31,       WEIGHTED-AVERAGE    BASE RATES OF
                                  2003 BALANCE        INTEREST RATE           1%
                                  ------------       ----------------    ------------
 Variable rate.................   $    364,899             6.64%         $      3,649
 Fixed rate....................        366,586             7.13%                   --
                                  ------------                           ------------
                                       731,485                                  3,649
                                  ============                           ============

Total effect on the Company's annual net earning per share -
 diluted.............................................................    $       0.73

         The fair value of the Company's debt, estimated by discounting the future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, exceeds the aggregate carrying amount by approximately $14,631,000 at December 31, 2003. Such fair value estimates are not necessarily indicative of the amounts that would be paid upon liquidation of the Company's debt.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      Page
                                                                                                                     Number
                                                                                                                     ------
Independent Auditors' Report............................................................................               34

Consolidated Balance Sheets at December 31, 2003 and 2002...............................................               35

Consolidated Statements of Operations for the
   Years Ended December 31, 2003, 2002 and 2001.........................................................               36

Consolidated Statements of Stockholders' Equity for the
   Years Ended December 31, 2003, 2002 and 2001.........................................................               37

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 2003, 2002 and 2001.........................................................               38

Notes to Consolidated Financial Statements..............................................................               39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures - The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

         (b) Internal Control over Financial Reporting - There have not been any changes in the Company's internal control over financial reporting during the fourth quarter of the fiscal year to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Alexander's, Inc.
Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the index at
Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company has changed its presentation of the consolidated financial statements to conform to Statement of Financial Accounting Standards No. 144.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 2, 2004

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            (amounts in thousands except share and per share amounts)

                                                                                                        DECEMBER 31,
                                                                                                ----------------------------
                                                                                                     2003           2002
                                                                                                -------------  -------------
ASSETS
Real estate, at cost:
   Land.......................................................................................  $      91,928  $      90,768
   Buildings, leaseholds and leasehold improvements...........................................        371,353        176,581
   Construction in progress (including fees to Vornado of $23,197 and $13,325)................        355,015        315,781
   Air rights acquired for Lexington Avenue development project...............................         17,531         17,531
                                                                                                -------------  -------------
      Total...................................................................................        835,827        600,661
   Accumulated depreciation and amortization..................................................        (62,744)       (57,686)
                                                                                                -------------  -------------
Real estate, net..............................................................................        773,083        542,975

Cash and cash equivalents.....................................................................         21,336         45,239
Escrow deposits and restricted cash...........................................................         16,291          2,425
Accounts receivable, net of allowance for doubtful accounts of $55 and $96....................          3,101          2,508
Receivable arising from the straight-lining of rents..........................................         27,412         20,670
Deferred lease and other property costs (including unamortized leasing fees to Vornado
   of $31,021 and $14,837), net...............................................................         61,594         27,765
Deferred debt expense, net....................................................................         10,806         14,619
Other assets..................................................................................          7,373          8,711
                                                                                                -------------  -------------
TOTAL ASSETS                                                                                    $     920,996  $     664,912
                                                                                                =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt (including $124,000 and $119,000 due to Vornado).........................................  $     731,485  $     543,807
Amounts due to Vornado........................................................................         34,427         11,294
Accounts payable and accrued expenses.........................................................         47,402         36,895
Liability for stock appreciation rights.......................................................         44,917             --
Other liabilities.............................................................................         11,842          4,251
                                                                                                -------------  -------------
TOTAL LIABILITIES                                                                                     870,073        596,247
                                                                                                -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none........             --             --
Common stock:  $1.00 par value per share; authorized, 10,000,000 shares; issued,
    5,173,450 shares..........................................................................          5,174          5,174
Additional capital............................................................................         24,843         24,843
Retained earnings.............................................................................         21,866         39,608
                                                                                                -------------  -------------
                                                                                                       51,883         69,625
Treasury shares: 172,600 shares at cost.......................................................           (960)          (960)
                                                                                                -------------  -------------
Total stockholders' equity....................................................................         50,923         68,665
                                                                                                -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $     920,996  $     664,912
                                                                                                =============  =============

                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                          -----------------------------------
                                                                                             2003         2002         2001
                                                                                          ---------    ---------    ---------
REVENUES
   Property rentals.....................................................................  $  56,785    $  50,630    $  44,560
   Expense reimbursements...............................................................     30,377       26,170       23,232
                                                                                          ---------    ---------    ---------
Total revenues..........................................................................     87,162       76,800       67,792
                                                                                          ---------    ---------    ---------

EXPENSES
   Operating (including management fees to Vornado of $1,475, $1,442 and $1,362)........     37,984       33,042       29,265
   Write off of architectural and engineering costs associated with development plans
     for Paramus prior to IKEA ground lease.............................................         --           --        3,058
   General and administrative (including management fees to Vornado of $2,160 in each
     year)                                                                                   48,921        3,980        3,836
   Depreciation and amortization........................................................      7,497        6,668        6,442
                                                                                          ---------    ---------    ---------
Total expenses..........................................................................     94,402       43,690       42,601
                                                                                          ---------    ---------    ---------

OPERATING (LOSS) INCOME.................................................................     (7,240)      33,110       25,191

Interest and other income, net..........................................................      1,983        2,178        3,237
Interest and debt expense (including interest on loans from Vornado)....................    (13,691)     (22,888)     (22,469)
Gain on early extinguishment of debt....................................................         --           --        3,534
Write off of professional fees resulting from termination of spin-off of Alexander's
   Tower LLC............................................................................         --           --       (2,030)
Minority interest.......................................................................         --           --          (49)
                                                                                          ---------    ---------    ---------

(Loss) income from continuing operations................................................    (18,948)      12,400        7,414
Income from discontinued operations.....................................................      1,206       11,184          946
                                                                                          ---------    ---------    ---------
(Loss) income before gain on sale of Fordham Road property..............................    (17,742)      23,584        8,360
Gain on sale of Fordham Road property...................................................         --           --       19,026
                                                                                          ---------    ---------    ---------

NET (LOSS) INCOME.......................................................................  $ (17,742)   $  23,584    $  27,386
                                                                                          =========    =========    =========

Net (loss) income per common share (basic and diluted):
   (Loss) income from continuing operations.............................................  $  (3.79)    $   2.48     $    1.48
   Income from discontinued operations..................................................      0.24         2.24          0.19
   Gain on sale of Fordham Road property................................................         --           --         3.81
                                                                                          ---------    ---------    ---------
   Net (loss) income....................................................................  $  (3.55)    $   4.72     $    5.48
                                                                                          =========    =========    =========

                See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                                                                 RETAINED
                                           COMMON           ADDITIONAL          (DEFICIT)            TREASURY        STOCKHOLDERS'
                                           STOCK             CAPITAL             EARNINGS             SHARES             EQUITY
                                        -----------        -----------         -----------         -----------       -------------
Balance, January 1, 2001............    $     5,174        $    24,843         $   (11,362)        $      (960)       $    17,695

Net income..........................             --                 --              27,386                  --             27,386
                                        -----------        -----------         -----------         -----------        -----------
Balance, December 31, 2001..........          5,174             24,843              16,024                (960)            45,081

Net income..........................             --                 --              23,584                  --             23,584
                                        -----------        -----------         -----------         -----------        -----------
Balance, December 31, 2002..........          5,174             24,843              39,608                (960)            68,665

Net loss............................             --                 --             (17,742)                 --            (17,742)
                                        -----------        -----------         -----------         -----------        -----------
Balance, December 31, 2003..........    $     5,174        $    24,843         $    21,866         $      (960)       $    50,923
                                        ===========        ===========         ===========         ===========        ===========

                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------------------
                                                                                          2003           2002            2001
                                                                                      -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
(Loss) income from continuing operations:.......................................      $   (18,948)   $    12,400     $     7,414
Adjustments to reconcile (loss) income from continuing operations to net cash provided by continuing operations:
     Depreciation and amortization (including debt issuance costs)..............           11,310          8,999           7,907
     Straight-lining of rental income...........................................           (6,742)        (3,099)         (3,149)
     Gain on sale of air rights.................................................               --           (169)             --
     Gain on early extinguishment of debt.......................................               --             --          (3,534)
     Write off of architectural and engineering costs associated with
        development plans for Paramus prior to IKEA ground lease................               --             --           3,058
     Write off of professional fees resulting from termination of spin-off
        of Alexander's Tower LLC................................................               --             --           2,030
Change in operating assets and liabilities:
     Accounts receivable, net...................................................             (593)          (974)            189
     Amounts due to Vornado.....................................................           14,012         (3,115)          3,555
     Accounts payable and accrued expenses......................................             (379)        (2,845)            348
     Other liabilities..........................................................           11,192           (789)            932
     Other......................................................................           (2,829)        (3,618)         (9,923)
                                                                                      -----------    -----------     -----------
Net cash provided by continuing operations......................................            7,023          6,790           8,827
                                                                                      -----------    -----------     -----------

Income from discontinued operations.............................................            1,206         11,184             946
     Depreciation and amortization..............................................               --             35              66
     Change in other liabilities................................................           (1,206)            --              --
     Gain on sale of Third Avenue property......................................               --        (10,366)             --
                                                                                      -----------    -----------     -----------
Net cash provided by discontinued operations....................................               --            853           1,012
                                                                                      -----------    -----------     -----------
Net cash provided by operating activities.......................................            7,023          7,643           9,839
                                                                                      -----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flows from continuing operations:
     Additions to real estate...................................................         (215,158)      (133,250)        (48,490)
     Restricted cash made available for construction financing..................               --             --           8,388
     Restricted cash made available for operating liabilities...................           10,657         13,574          13,282
     Cash restricted for operating liabilities..................................          (14,103)        (9,403)        (19,876)
     Deposit on sale of Flushing property.......................................               --          1,875              --
     Net proceeds from sale of Fordham Road property............................               --             --          23,701
                                                                                      -----------    -----------     -----------
Net cash used in continuing operations..........................................         (218,604)      (127,204)        (22,995)
Cash flows from discontinued operations:
     Net proceeds from sale of Third Avenue property............................               --         13,176              --
                                                                                      -----------    -----------     -----------
Net cash used in investing activities...........................................         (218,604)      (114,028)        (22,995)
                                                                                      -----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings (including $5,000, $0 and $4,000 from
        Vornado)................................................................          190,399         55,500         300,685
     Repayments of borrowings...................................................           (2,721)       (27,524)       (149,337)
     Deferred debt expense......................................................               --        (11,110)         (5,206)
     Payment of acquisition obligation..........................................               --           (500)             --
                                                                                      -----------    -----------     -----------
Net cash provided by financing activities.......................................          187,678         16,366         146,142
                                                                                      -----------    -----------     -----------

Net (decrease) increase in cash and cash equivalents............................          (23,903)       (90,019)        132,986
Cash and cash equivalents at beginning of year..................................           45,239        135,258           2,272
                                                                                      -----------    -----------     -----------
Cash and cash equivalents at end of year........................................      $    21,336    $    45,239     $   135,258
                                                                                      ===========    ===========     ===========

SUPPLEMENTAL INFORMATION
Cash payments for interest (of which $37,516, $23,788 and $19,259 have
    been capitalized)...........................................................      $    46,861    $    45,818     $    38,793
                                                                                      ===========    ===========     ===========

                See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BUSINESS

         Alexander's, Inc. (the "Company") is a real estate investment trust ("REIT"), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping properties. Alexander's activities are conducted through its manager, Vornado Realty Trust ("Vornado").

         Alexander's has six properties in the greater New York City metropolitan area consisting of:

Operating properties

         (i) the Kings Plaza Regional Shopping Center, located on Flatbush Avenue in Brooklyn, New York, which contains 1,098,000 square feet and is comprised of a two-level mall containing 470,000 square feet, a 289,000 square foot department store leased to Sears and another anchor department store owned and operated as a Macy's by Federated Department Stores, Inc.;

         (ii) the Rego Park I property, located on Queens Boulevard and 63rd Road in Queens, New York, which contains a 351,000 square foot building that is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

         (iii) the Paramus property, which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey, which is leased to IKEA Property, Inc; and

         (iv) the Flushing property, located at Roosevelt Avenue and Main Street in Flushing, New York, which contains a 177,000 square foot building that is currently vacant;

Property under development

         (v) the Lexington Avenue development property, which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York; and

Property to be developed

         (vi) the Rego Park II property, which comprises one and one-half square blocks of vacant land adjacent to the Rego Park I property.

         In the aggregate, Alexander's operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the Lexington Avenue property, which is expected in 2005, the Company expects that cash flow will become positive.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         The Company currently operates in one business segment.

         Real Estate - Real estate is carried at cost, net of accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the assets' estimated useful lives, which range from seven to 50 years. Betterments, significant renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that management believes such costs are recoverable through the value of the property.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of the property. The carrying amount of an asset would be adjusted, if necessary, to reflect an impairment in the value of the asset.

         Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include deposits received on sales of condominium units at the Lexington Avenue property or cash restricted under financing arrangements. Such cash is reflected on the consolidated balance sheets as "Escrow deposits and restricted cash."

         Allowance for Doubtful Accounts - The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under their leases. Management exercises judgment in establishing these allowances, considering payment history and current credit status to develop these estimates.

         Deferred Charges - Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest and debt expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

         Fair Value of Financial Instruments - The fair value of the Company's debt, estimated by discounting the future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, exceeds the aggregate carrying amount by approximately $14,631,000 at December 31, 2003. Such fair value estimates are not necessarily indicative of the amounts that would be paid upon liquidation of the Company's debt.

         Revenue Recognition - The Company has the following revenue sources and revenue recognition policies:

         Base rent (revenue arising from tenant leases) - These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and free rent abatements under the leases.

         Percentage Rents (revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds) - These rents are recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that this contingent revenue is only to be recognized after the contingency has been removed (i.e., the sales threshold has been achieved).

         Expense Reimbursements (revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties) - This revenue is accrued in the same periods as the expenses are incurred.

         Condominium Sales (income arising from the sales of condominium units at the Lexington Avenue property) - Income on deposits received for sales of condominium units has been deferred in accordance with the deposit method of Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate.

         Income Taxes - The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, the Company's net operating loss carryovers ("NOLs") generally would be available to offset the amount of the Company's REIT taxable income that would otherwise be required to be distributed as dividends to its stockholders.

         At December 31, 2003, the Company has reported NOLs for federal tax purposes of approximately $64,518,000, expiring from 2007 to 2015. The Company also has investment and targeted jobs tax credits of approximately $2,800,000 expiring from 2008 to 2014.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table reconciles net (loss) income to REIT taxable income for the years ended December 31, 2003, 2002 and 2001.

                      (amounts in thousands)                               YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                      2003           2002          2001
                                                                   ---------      ---------     ----------
Net (loss) income................................................  $ (17,742)     $  23,584     $   27,386
Straight-line rent adjustments...................................     (6,668)        (2,953)        (3,002)
Depreciation and amortization timing differences.................      2,859          2,985          2,625
Differences on gain of sale of assets............................         --          1,345         16,026
Interest expense.................................................     (2,837)        (2,972)        (6,515)
Stock appreciation rights compensation expense...................     44,917             --             --
Interest income..................................................     10,439             --             --
Other............................................................     (1,422)           988         (1,181)
                                                                   ---------      ---------     ----------
Taxable income...................................................     29,546         22,977         35,339
NOL carry forward beginning balance..............................    (94,064)      (117,041)      (152,380)
                                                                   ---------      ---------     ----------
NOL carry forward ending balance.................................  $ (64,518)     $ (94,064)    $ (117,041)
                                                                   =========      =========     ==========

         The net basis of the Company's assets and liabilities for tax purposes is approximately $51,000,000 lower than the amount reported for financial statement purposes.

         The Company has elected to treat its wholly owned subsidiary, 731 Residential LLC ("Residential"), as a taxable REIT subsidiary ("TRS"). A TRS is subject to income tax at regular corporate tax rates. The Company's NOLs will not be available to offset taxable income of Residential. Residential owns the assets comprising the residential condominium units at the Company's Lexington Avenue project. Residential paid no income taxes in the years ended December 31, 2003, 2002 and 2001. Residential's net basis in its assets and liabilities for tax purposes approximates their basis for financial reporting purposes.

         Amounts Per Share - Basic earnings per share are computed based on weighted - average shares outstanding. Diluted earnings per share consider the effect of outstanding stock options.

         Stock Options - The Company accounts for stock-based compensation using the intrinsic value method. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's common stock on the grant date. Accordingly, no compensation expense has been recognized for the Company's stock options.

         If compensation cost for stock option awards had been determined based on the fair values at the grant dates, net (loss) income and net (loss) income per share would have been the pro forma amounts shown below in the years ended December 31, 2003, 2002 and 2001.

               (amounts in thousands except                                     YEAR ENDED DECEMBER 31,
                    per share amounts)                         -----------------------------------------------------------
                                                                     2003                  2002                  2001
                                                               ---------------       ---------------       ---------------
Net (loss) income:
   As reported...........................................      $       (17,742)      $        23,584       $        27,386
   Less: stock - based compensation expense determined
     under fair value method.............................                   --                   384                 1,535
                                                               ---------------       ---------------       ---------------
   Pro forma.............................................      $       (17,742)      $        23,200       $        25,851
                                                               ===============       ===============       ===============

   As reported...........................................      $        (3.55)       $          4.72       $          5.48
   Pro forma.............................................      $        (3.55)       $          4.64       $          5.17

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. As noted above, the Company continues to account for stock-based compensation using the intrinsic value method.

         Stock Appreciation Rights - Stock appreciation rights ("SARs") are granted at 100% of the market price of the Company's common stock on the date of grant. SARs vest ratably, becoming fully vested 36 months after grant, and generate compensation expense measured by the excess of the stock price over the exercise price at the balance sheet date. On subsequent balance sheet dates, if the stock price falls, the previously recognized expense is reversed, but not below zero.

         Recently Issued Accounting Standards - In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires, among other things, that (i) the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13, Accounting for Leases, be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The amendment of SFAS No. 13 had no impact on the Company's consolidated financial statements. As required by this statement, the Company reclassified the $3,534,000 extraordinary gain in the year ended December 31, 2001 to "Gain on early extinguishment of debt."

3.       RELATED PARTY TRANSACTIONS

Vornado Realty Trust

         Vornado owned 33.1% of the Company's common stock as of December 31, 2003. Steven Roth is the Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties ("Interstate"), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2003, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.5% of the outstanding common stock of the Company, in addition to the common stock owned directly by Vornado, and 11.7% of the outstanding common shares of beneficial interest of Vornado.

         The Company is managed, and its properties are leased, by Vornado pursuant to management, leasing and development agreements with one-year terms, expiring in March of each year, which are automatically renewable. In conjunction with the original closing of the Lexington Avenue construction loan (the "Construction Loan") on July 3, 2002, these agreements were bifurcated to cover the Company's Lexington Avenue property separately. Further, the management and development agreements with Vornado for the Lexington Avenue property were amended to provide for a term lasting until substantial completion of the property with automatic renewals, and for the payment of the Lexington Avenue development fee upon the earlier of January 3, 2006 or the repayment fully of the Construction Loan encumbering the property.

         Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the "Completion Guarantee"). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs, as defined, and is due at the same time that the development fee is due. This development fee is estimated to be $26,300,000. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which is available at December 31, 2003 under the line of credit with Vornado (see
Note 8), interest on those advances would be at 15% per annum.

         The annual fees payable by the Company to Vornado consist of (i) an annual management fee of $3,000,000 plus 3% of the gross income from the Kings Plaza Mall, (ii) a development fee equal to 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum, and (iii) a leasing fee. The leasing fee to Vornado is equal to (a) 3% of the gross proceeds, as defined, from the sale of an asset and (b) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth years of a lease term, and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amounts are payable annually in an amount not to exceed $2,500,000, until the present value of such installments, calculated at a discount rate of 9% per annum, equals the amount that would have

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been paid had they been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1%. Vornado is responsible for the fees to the third party real estate brokers, except in connection with the Bloomberg L.P. Lease, where the tenant paid the third party broker directly. At December 31, 2003, the Company owed Vornado (A) $14,810,000 in development fees, (B) $14,586,000 in leasing fees, (C) $3,898,000 for the guarantee fee, (D) $741,000 in interest, and (E) $392,000 in management fees and other costs.

         The following table shows the amounts incurred under the management, leasing and development agreements.

(amounts in thousands)

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                     2003           2002         2001
                                                                   -------       ---------    ----------
Management fee...................................................  $ 3,635       $   3,602    $    3,522
Development fee, guarantee fee and rent for development
  office.........................................................   10,292          10,769         1,855
Leasing and other fees...........................................    3,722           3,056         3,984
                                                                   -------       ---------   -----------
                                                                   $17,649       $  17,427    $    9,361
                                                                   =======       =========    ==========

         At December 31, 2003, in addition to the fees and costs described above, the Company was indebted to Vornado in the amount of $124,000,000 (see
Note 8). The Company incurred interest (including a 1% unused commitment fee on the line of credit) on this debt of $15,633,000, $15,547,000 and $17,455,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

         In July 2002, Alexander's Tower LLC, a wholly owned subsidiary of the Company, purchased 28,821 square feet of air rights from a joint venture developing a property at Lexington Avenue and 30th Street in Manhattan, and owned by Vornado and an unrelated third party (the "30th Street Venture") for a purchase price of $3,459,000 ($120 per square foot). The Company purchased these air rights in order to increase the amount of square footage that it could develop for the residential portion of its Lexington Avenue project to the maximum amount permitted for residential use by the New York City zoning code. The 30th Street Venture also identified third party buyers for an additional 28,111 square feet of air rights which it owned. These third party buyers desired to use the air rights for the development of two projects located in upper Manhattan in the general area of 86th Street. However, the air rights held by the 30th Street Venture could not be transferred to the applicable sites because they were not within the required geographical limited radius nor were they in the same Community Board District as the 30th Street Venture. The 30th Street Venture asked the Company to sell 28,111 square feet of its existing air rights to these third party buyers, who could use them; the 30th Street Venture would replace them with 28,111 square feet of the 30th Street Venture's air rights. In October 2002, the Company purchased 28,111 square feet of air rights from the 30th Street Venture in two transactions for an aggregate purchase price of $3,058,000 (an average of $109 per square foot). The Company then sold an equal amount of air rights it previously owned at the Lexington Avenue project to the third party buyers for a sales price of $3,339,000, resulting in a gain of $169,000. This gain is included in "Interest and other income, net" in the Company's 2002 consolidated statement of operations.

         In connection with tax planning for the development of the Lexington Avenue property, 59th Street Corporation, a wholly owned subsidiary of the Company, sold 100 shares of preferred stock, $0.01 par value, to Vornado in August 2001 for $1,200,000. This non-convertible preferred stock entitled the holder to cumulative 10% dividends payable semi-annually and was redeemable at any time at the option of 59th Street Corporation. In December 2001, 59th Street Corporation redeemed this issue and paid a $49,000 dividend.

Other

         In the years ended December 31, 2003, 2002 and 2001, Winston & Strawn LLP, a law firm in which Neil Underberg, a director of the Company, is of counsel, performed legal services for the Company for which it was paid $100,000, $480,000 and $648,000, respectively.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       LEXINGTON AVENUE PROJECT

         The development at Lexington Avenue consists of an approximately 1.3 million square foot multi-use building. The building will contain approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a TRS). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $402,000,000 has been expended through December 31, 2003 and an additional $62,200,000 has been committed to at December 31, 2003. Construction is expected to be completed in 2005.

         On May 1, 2001, the Company entered into a triple-net lease with Bloomberg L.P. for approximately 695,000 square feet of office space at the Lexington Avenue property (the "Bloomberg Space"). The initial term of the lease is 25 years with a ten-year renewal option. Base annual net rent is $34,529,000 in each of the first four years and $38,533,000 in the fifth year with a similar percentage increase each four years thereafter. On November 15, 2003, the Company delivered approximately 87% of the space. Accordingly, the Company transferred approximately $195,000,000 from "Construction in progress" to "Land" and "Buildings, leaseholds and leasehold improvements" in the year ended December 31, 2003. As of February 9, 2004, all of the Bloomberg Space has been delivered. Payment of base rent commences nine months from delivery of each parcel of space; rent recognition commenced from delivery of space.

         At December 31, 2003, 115,000 square feet of retail space has been leased, of which The Home Depot and Hennes & Mauritz have leased 83,000 and 27,000 square feet, respectively. The Company expects to deliver the leased space in 2004. Payment of base rent commences six to nine months from delivery of each space; rent recognition commences on delivery of space.

         The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through December 31, 2003, would produce (inclusive of the value of existing contracts) an aggregate sale price of $457,000,000. As of December 31, 2003, the Company has received deposits of $10,425,000 on sales of the condominium units.

         Financing of the Project

         On February 13, 2004, the Company completed a $400,000,000 mortgage financing on the office space. The loan was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. $253,529,000 of the loan proceeds was used to repay the entire amount outstanding under the previously existing the Construction Loan with Hypo Real Estate Capital Corporation.

         The Construction Loan was modified so that the remaining availability is $237,000,000, which is approximately the amount estimated to complete the Lexington Avenue development project (not including $29,000,000 for development and guarantee fees to Vornado). The interest rate of the Construction Loan of LIBOR plus 2.5% (3.64% at December 31, 2003) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is finally repaid. In connection with reducing the principal amount of the Construction Loan, the Company will write off $3,050,000, the proportionate share of unamortized deferred financing costs, in the first quarter of 2004. Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company. If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which is the amount currently available under the line of credit with Vornado, interest on those advances would be at 15% per annum.

         There can be no assurance that the Lexington Avenue project will be completed on time or completed for the budgeted amount. Any failure to complete the Lexington Avenue project on time or within budget may adversely affect future cash flows and the Company's financial condition.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       PARAMUS PROPERTY

         On October 5, 2001, the Company entered into a ground lease for its Paramus, New Jersey property with IKEA Property, Inc. The lease has a 40-year term with a purchase option at the end of the twentieth year for $75,000,000. Further, the Company has a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The triple-net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is not exercised at the end of the twentieth year, the triple-net rent for the last 20 years must include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

6.       LEASES

As Lessor

         The Company leases space to tenants in retail centers and an office building. The rental terms range from approximately five to 25 years. The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs. Retail leases also provide for the payment by the lessee of additional rents based on a percentage of their sales.

         Future base rental revenue under these non-cancelable operating leases (other than leases which have not commenced, including The Home Depot and Hennes & Mauritz leases) is as follows:

(amounts in thousands)
Year Ending December 31,
2004.................................................     $   54,380
2005.................................................         86,044
2006.................................................         86,336
2007.................................................         83,224
2008.................................................         86,927
Thereafter...........................................      1,632,863

         These future minimum amounts do not include additional rents based on a percentage of tenants' sales. For the years ended December 31, 2003, 2002 and 2001, these rents were $945,000, $977,000 and $468,000, respectively.

         Sears accounted for 18%, 19% and 21% of the Company's consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No other tenant accounted for more than 10% of revenues. Rents from the Bloomberg L.P. lease will represent a significant portion of revenues in 2004.

As Lessee

         The Company is a tenant under long-term leases. Future minimum lease payments under these operating leases are as follows:

(amounts in thousands)
Year Ending December 31,
2004.................................................       $   416
2005.................................................           416
2006.................................................           416
2007.................................................           315
2008.................................................           315
Thereafter...........................................         4,217

         Rent expense was $416,000 for each of the years ended December 31, 2003, 2002 and 2001.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       DISCONTINUED OPERATIONS

         Effective January 1, 2002, the Company changed its method of accounting for long-lived assets sold or held for sale, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that the results of operations and gains and losses attributable to properties held for sale or sold during 2002 and thereafter, such as the Third Avenue property, be classified as discontinued operations for all periods presented, and that any assets and liabilities of these properties be presented separately in the consolidated balance sheets. Properties sold as a result of sales activities that were initiated prior to January 1, 2002, such as the Fordham Road property, continue to be accounted for under the applicable prior accounting guidance.

         Discontinued operations reflect the Third Avenue property and the reversal of liabilities:

(amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                      2003               2002                2001
                                                                  --------------      --------------     --------------
Total revenues................................................    $           --      $        1,198     $        1,551
Less: total expenses..........................................                --                 380                605
                                                                  --------------      --------------     --------------
                                                                              --                 818                946
Reversal of previously accrued contingent liabilities.........             1,206                  --                 --
Gain on sale of Third Avenue property.........................                --              10,366                 --
                                                                  --------------      --------------     --------------
Income from discontinued operations...........................    $        1,206      $       11,184     $          946
                                                                  ==============      ==============     ==============

Third Avenue Property

         On August 30, 2002, the Company sold its Third Avenue property, located in Bronx, New York. The 173,000 square foot property was sold for $15,000,000, resulting in a gain of $10,366,000. Included in the expenses relating to the sale, the Company paid a commission of $600,000, of which $350,000 was paid to Vornado.

Fordham Road Property

         On January 12, 2001, the Company sold its Fordham Road property, located in Bronx, New York. The 303,000 square foot property was sold for $25,500,000, resulting in a gain of $19,026,000. In addition, the Company repaid the mortgage on this property at a discount, resulting in a gain from the early extinguishment of debt of $3,534,000. Included in the expenses relating to the sale, the Company paid a commission of $1,020,000, of which $520,000 was paid to Vornado.

Flushing Property

         On May 30, 2002, the Company entered into an agreement to sell its subsidiary which owns the building and has the ground lease for its property in Flushing, New York for $18,750,000. The Company received a non-refundable deposit of $1,875,000 from the purchaser. By Notice of Default dated August 16, 2002, the landlord of the premises notified the Company of certain alleged defaults under the lease including, but not limited to, the fact that the purchaser performed unauthorized construction at the premises. The Company commenced an action against the landlord for injunctive relief and a declaration of the rights and obligations of the parties under the lease. The Company has obtained an injunction, which temporarily restrains the landlord from terminating the lease. On September 6, 2002, the scheduled closing date, the Company notified the purchaser that it failed to close and is in default of its obligations under the purchase contract. Since the purchaser has not met its obligations under the purchase contract, the Company recognized $1,289,000 as income, representing the non-refundable deposit of $1,875,000, net of $586,000 for costs associated with this transaction. This income is included in "Interest and other income, net" in the Company's consolidated statement of operations for the year ended December 31, 2003. The results of operations of the property were previously reported as discontinued operations in the consolidated statements of income included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and were reclassified to continuing operations during the three months ended September 30, 2003. In that period, the Company recorded $59,000 of depreciation expense that would have been recognized had the property been continuously classified as "held and used".

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       DEBT

         The following is a summary of the Company's outstanding debt.

(amounts in thousands except for percentages)

                                                                            INTEREST
                                                                             RATE AT           BALANCE AT DECEMBER 31,
                                                                            DECEMBER         ----------------------------
                                                            MATURITY        31, 2003           2003                2002
                                                            ---------       --------         ---------          ---------
Construction loan, secured by the Lexington
   Avenue property (see Note 4).................            Jan. 2006         3.64%          $ 240,899          $  55,500
First mortgage, secured by the Kings Plaza
   Regional Shopping Center (1).................            June 2011         7.46%            216,586            219,307
Term loan and line of credit to Vornado (2).....            Jan. 2006        12.48%            124,000            119,000
First mortgage, secured by the Rego Park I
   Shopping Center (3)..........................            June 2009         7.25%             82,000             82,000
First mortgage, secured by the Paramus
   property (see Note 5)........................            Oct. 2011         5.92%             68,000             68,000
                                                                                             ---------          ---------
                                                                                             $ 731,485          $ 543,807
                                                                                             =========          =========

--------------------------
(1) This mortgage loan, which is an obligation of a wholly owned subsidiary, bears interest at a fixed rate of 7.46% and provides for monthly principal payments based on a 27-year amortization schedule.

(2) At December 31, 2003, the Company was indebted to Vornado in the amount of $124,000, comprised of (i) a $95,000 note and (ii) $29,000 under a $50,000 line of credit (which carries a 1% unused commitment fee). The current interest rate on the loan and line of credit is 12.48% and resets quarterly, using a 9.48% spread to a one-year treasury with a 3% floor for treasuries. On July 3, 2002, in conjunction with the original closing of the Construction Loan, the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Lexington Avenue Construction Loan is finally repaid.

The Company's wholly owned subsidiary, Residential, is the borrower with respect to $40,000 of these loans, which are guaranteed by the Company. The Company is the borrower for the remaining $84,000. The existing collateral for each of these loans is (i) back-up guaranties given by the Company's wholly owned subsidiaries, Alexander's of Rego Park II, Inc. ("Rego II"), Alexander's of Rego Park III, Inc. ("Rego III") and Alexander's of Flushing, Inc. ("Flushing"), (ii) a pledge given by the Company of its interest in the entities holding the commercial parcel of the Lexington Avenue property, Residential, Rego II, Rego III and Flushing, (iii) a lockbox agreement between the Company and Vornado, giving Vornado a security interest and springing control of the Company's corporate bank account into which, among other things, any distributions to the Company from its subsidiaries owning the Kings Plaza Shopping Center, the Rego Park I Shopping Center, and the Paramus property are deposited, and (iv) unrecorded mortgages on the Rego II and Rego III properties given by such entities to secure their guaranties.

(3) This mortgage loan, which is an obligation of a wholly owned subsidiary and is guaranteed by the Company, bears interest at a fixed rate of 7.25%. The amortization of principal begins in July 2004 based on a 30-year schedule.

       At December 31, 2003, the principal repayments for the next five years and thereafter are as follows:

(amounts in thousands)
Year Ending December 31,
2004.................................................      $  3,226
2005.................................................         3,895
2006(1)..............................................       369,097
2007.................................................         4,526
2008.................................................         4,817
Thereafter...........................................       345,924

--------------------------
(1) On February 13, 2004, the Company completed a $400,000 mortgage financing on the office space at the Lexington Avenue project (see Note 4). $240,899 of the amount shown above for the year ending December 31, 2006 was repaid with the loan proceeds.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         All of the Company's debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $773,083,000 at December 31, 2003.

         The Company's existing financing documents contain restrictive covenants which limit the ability to incur indebtedness, make prepayments of indebtedness, pay dividends, make investments, engage in transactions with affiliates, issue or sell capital stock of subsidiaries, create liens, sell assets, acquire or transfer property and engage in mergers and acquisitions.

         See Note 9 (Insurance) for a discussion of the insurance coverage required under the Company's debt instruments.

9.       COMMITMENTS AND CONTINGENCIES

         Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.

Insurance

         The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets but is at risk for financial loss in excess of the policies' limits. Such a loss could be material.

         The Company's all-risk insurance policies in effect before September 11, 2001 did not expressly exclude coverage for hostile acts, except acts of war. Since September 11, 2001, but prior to the enactment of the Terrorism Risk Insurance Act of 2002, insurance companies had, for the most part, excluded terrorist acts from coverage in all-risk policies. The Company was generally unable to obtain all-risk insurance that includes coverage for terrorist acts for policies renewed during that period.

         The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that an exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks, it may adversely affect the Company's ability to finance and/or refinance its properties and businesses, including the construction of the Lexington Avenue development property.

         On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism." As a result of the legislation, in June 2003, the Company obtained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $150,000,000 per occurrence for non-certified acts. In addition, on February 13, 2004, the Company increased the builders' risk insurance coverage for its Lexington Avenue project, which includes full coverage for certified terrorist acts, per occurrence, and $200,000,000 for non-certified acts, per occurrence. Therefore, the Company is at risk for financial loss in excess of these limits for terrorist acts, as defined by the policies and the legislation. Such loss could be material. Prior to June 2003, the Company had $200,000,000 of separate aggregate coverage for terrorist acts.

Environmental Remediation

         In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the "Phase II Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conservation ("NYDEC") has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,436,000 has been paid as of December 31, 2003, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation,
(ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. Costs of future expenditures for these environmental remediation obligations were not discounted to their present value. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

         The Company has concluded that the large majority of the contamination at the site is historic and the result of past activities of third parties. Although the Company is pursuing claims against potentially responsible third parties, and negotiations are ongoing with a former owner of the property, there can be no assurance as to the extent that the Company will be successful in obtaining recovery from such parties of the remediation costs incurred. In addition, the costs associated with further pursuit of responsible parties may be cost prohibitive. The Company has not recorded an asset as of December 31, 2003 for possible recoveries of environmental remediation costs from potentially responsible third parties.

Flushing Property

         See Note 7 (Flushing Property), for a discussion of the litigation concerning the sale of the Company's subsidiary which owns the building and has the ground lease for the Company's property in Flushing, New York.

Kings Plaza

         The Company plans to construct a two-story freestanding building adjacent to the Mall of approximately 200,000 square feet. The first story of approximately 120,000 square feet will be operated as a Lowe's Home Improvement Warehouse ("Lowe's"). The Lowe's lease is expected to commence in 2006. The cost of the project will be approximately $13 to 15 million, net of the Lowe's reimbursement and before reimbursement, if any, from the second story tenant(s). There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Letters of Credit

         Approximately $4,130,000 of standby letters of credit were issued at December 31, 2003.

10.      STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         Under the Company's Omnibus Stock Plan (the "Plan"), originally approved by the Company's stockholders in May 1996, directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of the Company's Board of Directors, are eligible for grants of incentive and non-qualified options to purchase common shares. Options granted have exercise prices equal to 100% of the market price of the Company's common stock at the date of grant, vest on a graduated basis, becoming fully vested 36 months after grant, and expire ten years after grant. The Plan also provides for the award of SARs, performance shares and restricted stock, as defined.

         The 105,000 options which were outstanding and exercisable at December 31, 2003 have a remaining contractual life of 5.2 years and an exercise price of $70.38. There were no changes to the options outstanding in the years ended December 31, 2003, 2002 and 2001. Shares available for future grant under the Plan at December 31, 2003 were 1,745,000.

         At December 31, 2003, 850,000 SARs were outstanding and exercisable. The consolidated statement of operations for the year ended December 31, 2003 includes $44,917,000 of compensation expense based on the Company's closing stock price of $124.66 at December 31, 2003. Since the closing stock prices at December 31, 2002 and 2001 were less than the weighted-average strike price of $71.82, there was no compensation expense in the statement of operations for the years ended December 31, 2002 and 2001. SARs, unlike options, are not aggregated under the REIT rules.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted
(loss) income per share.

(amounts in thousands except shares and per share amounts)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------------------
                                                                                2003                  2002               2001
                                                                           --------------        --------------       -----------
Numerator:
   (Loss) income from continuing operations...........................     $      (18,948)       $       12,400       $     7,414
   Income from discontinued operations................................              1,206                11,184               946
   Gain on sale of Fordham Road property..............................                 --                    --            19,026
                                                                           --------------        --------------       -----------
   Net (loss) income..................................................     $      (17,742)       $       23,584       $    27,386
                                                                           ==============        ==============       ===========

Denominator (basic and diluted) - weighted-average shares.............          5,000,850             5,000,850         5,000,850

Net (loss) income per common share (basic and diluted):
   (Loss) income from continuing operations...........................     $        (3.79)       $         2.48       $      1.48
   Income from discontinued operations................................               0.24                  2.24              0.19
   Gain on sale of Fordham Road property..............................                 --                    --              3.81
                                                                           --------------        --------------       -----------
   Net (loss) income..................................................     $        (3.55)       $         4.72       $      5.48
                                                                           ==============        ==============       ===========

         Options to purchase 105,000 shares of the Company's common stock were not included in the calculations of (i) loss per share in the year ended December 31, 2003 as they are anti-dilutive in that case and (ii) income per share in the years ended December 31, 2002 and 2001 as the average market prices of the Company's common stock during these years were less than the exercise prices.

12.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

         (amounts in thousands except per share amounts)

                                                                                                INCOME (LOSS) PER COMMON SHARE
                                                         INCOME (LOSS)                                (BASIC AND DILUTED)
                                         ----------------------------------------------    ----------------------------------------
                                         CONTINUING       DISCONTINUED                      CONTINUING    DISCONTINUED
                         REVENUE         OPERATIONS        OPERATIONS       TOTAL           OPERATIONS     OPERATIONS       TOTAL
                        ---------        ----------       ------------    ----------        ----------    ------------   ----------
         2003
First quarter.........  $  19,723        $    4,804        $      --      $    4,804        $    0.96      $     --      $    0.96
Second quarter........     20,156            (4,396)              --          (4,396)(1)        (0.88)           --          (0.88)
Third quarter.........     19,902           (13,560)              --         (13,560)(1)        (2.71)           --          (2.71)
Fourth quarter........     27,381(2)         (5,796)           1,206          (4,590)(1)        (1.16)         0.24          (0.92)

         2002

First quarter.........  $  18,871        $    3,235        $     296      $    3,531        $    0.65     $    0.06       $   0.71
Second quarter........     18,762            (1,428)             295          (1,133)(3)        (0.29)         0.06          (0.23)
Third quarter.........     19,397             6,787           10,593          17,380(3)          1.36          2.12           3.48
Fourth quarter........     19,770             3,806               --           3,806             0.76            --           0.76

--------------------------
(1) Includes an accrual for compensation expense for SARs, due to an increase in the Company's stock price, of $9,923, $18,708 and $16,286 in the three months ended June 30, 2003, September 30, 2003 and December 31, 2003, respectively. Loss from continuing operations for the three months ended December 31, 2003 includes $1,289 resulting from the recognition as income of the non-refundable deposit from the planned sale of the Flushing property of $1,875, net of $586 for costs associated with this transaction. Income from discontinued operations for the three months ended December 31, 2003 represents the reversal of previously accrued contingent liabilities.

(2) Includes $5,081 of rent revenue (resulting from the straight-lining of base rents) on the space leased to Bloomberg L.P. at the Lexington Avenue property.

(3) Includes an accrual for compensation expense for SARs of $4,236 for the three months ended June 30, 2003. This expense was reversed in the three months ended September 30, 2003. The third quarter also includes the gain on the sale of the Third Avenue property of $10,366.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors of the Company will be contained in a definitive Proxy Statement involving the election of directors and pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The Company will file the Proxy Statement with the Securities and Exchange Commission not later than 120 days after December 31, 2003. Such information is incorporated by reference herein. For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

         The Company has adopted a code of business conduct and ethics that applies to each of its Chief Executive Officer and Executive Vice President and Chief Financial Officer, among others. The code is posted on the Company's website at www. Alx-Inc.com. The Company intends to satisfy its disclosure obligation regarding amendments and waivers of this code applicable to its Chief Executive Office and Executive Vice President and Chief Financial Officer by posting such information on its website at www.Alx-Inc.com.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant." Such information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information concerning security ownership of certain beneficial owners and management and related stockholder matters, except as set forth below, will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant." Such information is incorporated by reference herein.

         A summary of the Company's equity compensation plans follows.

                             EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------------------
                                                                              NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES                        FUTURE ISSUANCE UNDER
                                 TO BE ISSUED UPON       WEIGHTED-AVERAGE      EQUITY COMPENSATION
                                    EXERCISE OF          EXERCISE PRICE OF      PLANS (EXCLUDING
                                OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,  SECURITIES REFLECTED IN
PLAN CATEGORY                  WARRANTS AND RIGHTS(A)  WARRANTS AND RIGHTS         COLUMN (A))
-----------------------------  ----------------------  --------------------  -----------------------
Equity compensation plans
approved by security holders          105,000                $ 70.38               1,745,000

Equity compensation plans not
approved by security holders            N/A                    N/A                    N/A

Total                                 105,000                $ 70.38               1,745,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant." Such information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning principal accountant fees and services will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant." Such information is incorporated by reference herein.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Annual Report

         1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

         2. The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                                            PAGES IN THIS
                                                                            ANNUAL REPORT
                                                                            ON FORM 10-K
                                                                            -------------
Schedule II - Valuation and Qualifying Accounts - years ended
     December 31, 2003, 2002 and 2001................................            54
Schedule III - Real Estate and Accumulated Depreciation as of
     December 31, 2003...............................................            55

                  All other financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

         3.       Exhibits:

                  See Exhibit Index on page 57.

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this Annual Report on Form 10-K, Alexander's, Inc. filed the following report on Form 8-K:

PERIOD COVERED (DATE
 OF EVENT REPORTED)            ITEMS REPORTED              DATE FILED
--------------------  --------------------------------  -----------------
 November 20, 2003    Update of Items 6, 7, and 8 and   November 20, 2003
                      Schedule III in Annual Report on
                        Form 10-K for the year ended
                             December 31, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ALEXANDER'S, INC.

                       By: /s/ Joseph Macnow
                           ---------------------------------------------
                           Joseph Macnow
                           Executive Vice President and Chief Financial Officer

                       Date: March 2, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                   TITLE                            DATE
------------------------------------   --------------------------------------------   -------------
      /s/ Steven Roth                  Chief Executive Officer and Director           March 2, 2004
------------------------------------   (Principal Executive Officer)
      Steven Roth

      /s/ Michael D. Fascitelli        President and Director                         March 2, 2004
------------------------------------
      Michael D. Fascitelli

      /s/ Joseph Macnow                Executive Vice President and Chief Financial   March 2, 2004
------------------------------------   Officer (Principal Financial and Accounting
      Joseph Macnow                    Officer)

      /s/ Thomas R. DiBenedetto        Director                                       March 2, 2004
------------------------------------
      Thomas R. DiBenedetto

      /s/ David Mandelbaum             Director                                       March 2, 2004
------------------------------------
      David Mandelbaum

      /s/ Stephen Mann                 Chairman of the Board of Directors             March 2, 2004
------------------------------------
      Stephen Mann

      /s/ Arthur I. Sonnenblick        Director                                       March 2, 2004
------------------------------------
      Arthur I. Sonnenblick

      /s/ Neil Underberg               Director                                       March 2, 2004
------------------------------------
      Neil Underberg

      /s/ Richard West                 Director                                       March 2, 2004
------------------------------------
      Richard West

      /s/ Russell B. Wight, Jr.        Director                                       March 2, 2004
------------------------------------
      Russell B. Wight, Jr.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                            COLUMN B    COLUMN C     COLUMN D     COLUMN E
                                           ----------  ----------  -------------  --------
                                                       ADDITIONS:   DEDUCTIONS:
                                           BALANCE AT   CHARGED    UNCOLLECTIBLE   BALANCE
     (amounts in thousands)                 BEGINNING   AGAINST      ACCOUNTS      AT END
                                             OF YEAR   OPERATIONS   WRITTEN OFF    OF YEAR
                                           ----------  ----------  -------------  --------
      COLUMN A - DESCRIPTION
Allowance for doubtful accounts:
Year Ended December 31, 2003..........       $  96       $ 112        $ 153        $  55
                                             =====       =====        =====        =====
Year Ended December 31, 2002..........       $ 929       $(191)       $ 642        $  96
                                             =====       =====        =====        =====
Year Ended December 31, 2001..........       $ 722       $ 365        $ 158        $ 929
                                             =====       =====        =====        =====

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (amounts in thousands)

      COLUMN A          COLUMN B            COLUMN C              COLUMN D                          COLUMN E
--------------------- ------------ --------------------------- --------------- ------------------------------------------------
                                   INITIAL COST TO COMPANY (1)                 GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                                   ---------------------------                 ------------------------------------------------
                                                   BUILDING,         COST                BUILDINGS,
                                                   LEASEHOLDS    CAPITALIZED             LEASEHOLD
                                                 AND LEASEHOLD  SUBSEQUENT TO          AND LEASEHOLDS  CONSTRUCTION
     DESCRIPTION      ENCUMBRANCES   LAND        IMPROVEMENTS  ACQUISITION (2)   LAND   IMPROVEMENTS    IN PROGRESS   TOTAL (2)
--------------------------------------------------------------------------------------------------------------------------------
Commercial Property:
  New York, NY
    Rego Park I        $   82,000  $  1,647        $  8,953       $  57,641    $ 1,647    $ 66,594       $      --    $  68,241
    Rego Park II               --     3,906           1,467           1,387      3,906       1,567           1,287        6,760
    Flushing                   --        --           1,660           1,657         --       3,213             104        3,317
    Lexington Ave.        240,899    14,432          12,355         587,334     49,539     194,436         370,146      614,121
    Kings Plaza
    Regional Shopping
    Center                216,586       497           9,542         119,190     24,483     103,737           1,009      129,229
                       ----------  --------        --------       ---------    -------    --------       ---------    ---------
                          539,485    20,482          33,977         767,209     79,575     369,547         372,546      821,668
  Paramus, NJ              68,000     1,441              --          10,313     11,754          --              --       11,754
  Other properties             --       599           1,804               2        599       1,806              --        2,405
                                   --------        --------       ---------    -------    --------       ---------    ---------
  Other debt (4)          124,000
                       ----------

TOTAL                  $  731,485  $ 22,522        $ 35,781       $ 777,524    $91,928    $371,353       $ 372,546    $ 835,827
                       ==========  ========        ========       =========    =======    ========       =========    =========

      COLUMN A          COLUMN F      COLUMN G      COLUMN H        COLUMN I
--------------------- ------------  ------------  ------------   ---------------
                                                                 LIFE ON WHICH
                      ACCUMULATED                                DEPRECIATION IN
                      DEPRECIATION                               LATEST INCOME
                           AND        DATE OF         DATE        STATEMENT IS
     DESCRIPTION      AMORTIZATION  CONSTRUCTION  ACQUIRED (1)     COMPUTED
--------------------------------------------------------------------------------
Commercial Property:
  New York, NY
    Rego Park I         $ 20,754        1959          1992        15-39 years
    Rego Park II           1,480        1965          1992        38-39 years
    Flushing               1,800        1975 (3)      1992          26 years
    Lexington Ave.           623        2003          1992          39 years
    Kings Plaza
    Regional Shopping
    Center                36,281        1970          1992         7-50 years
                          60,938
  Paramus, NJ                 --         --           1992            --
  Other properties         1,806       Various        1992         7-25 years
                        --------
  Other debt (4)


TOTAL                   $ 62,744

--------------------------
(1) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations) unless acquired subsequent to that date. See Column H.

(2) The net basis of the Company's assets and liabilities for tax purposes is approximately $51,000,000 lower than the amount reported for financial statement purposes.

(3)      This date represents the lease acquisition date.

(4) This debt is payable to Vornado Realty Trust (see Note 8 of the consolidated financial statements).

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             (amounts in thousands)

                                                                      DECEMBER 31,
                                                             ----------------------------------
                                                               2003        2002         2001
                                                             ---------   ---------    ---------
REAL ESTATE:
Balance at beginning of period ...........................   $ 600,661   $ 436,742    $ 404,935
Additions during the period:
    Land .................................................       1,160        --           --
    Buildings, leaseholds and leasehold improvements .....     194,772       4,608        3,118
    Construction in progress .............................      39,234     164,948       45,372
                                                             ---------   ---------    ---------
                                                               835,827     606,298      453,425
Assets sold ..............................................        --        (5,637)     (16,683)
                                                             ---------   ---------    ---------
Balance at end of period .................................   $ 835,827   $ 600,661    $ 436,742
                                                             =========   =========    =========
ACCUMULATED DEPRECIATION:
Balance at beginning of period ...........................   $  57,686   $  56,383    $  58,884
Additions charged to operating expenses ..................       5,058       4,563        4,535
                                                             ---------   ---------    ---------
                                                                62,744      60,946       63,419
Assets sold ..............................................        --        (3,260)      (7,036)
                                                             ---------   ---------    ---------
Balance at end of period .................................   $  62,744   $  57,686    $  56,383
                                                             =========   =========    =========

                                  EXHIBIT INDEX

EXHIBIT  * - Incorporated by reference
NO.
-------
3.1      Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant's Registration
         Statement on Form S-3 filed on September 20, 1995......................     *

3.2      By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 2000.........................................................     *

10.1     Limited Liability Company Operating Agreement of 731 Residential LLC,
         dated as of July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim
         Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(1) to the registrant's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2002..............................      *

10.2     Limited Liability Company Operating Agreement of 731 Commercial LLC,
         dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim
         Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(2) to the registrant's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2002...............................     *

10.3     Amended and Restated Credit Agreement dated July 3, 2002 between 59th
         Street Corporation and Vornado Lending, LLC (evidencing $40,000,000 of debt on which 59th Street Corporation became the direct borrower).
         Incorporated herein by reference from Exhibit 10(i)(B)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 2002...............................................................     *

10.4     Credit Agreement, dated July 3, 2002, between Alexander's Inc. and
         Vornado Lending LLC evidencing a $20,000,000 loan. Incorporated herein by reference from Exhibit 10(i)(B)(2) to the registrant's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2002................     *

10.5     Amended and Restated Credit Agreement, dated July 3, 2002, between
         Alexander's Inc. and Vornado Lending LLC evidencing a $50,000,000 line of credit facility. Incorporated herein by reference from Exhibit
         10(i)(B)(3) to the registrant's Quarterly Report on Form 10-Q for the
         fiscal quarter ended June 30, 2002.....................................     *

10.6     Credit Agreement, dated July 3, 2002, between Alexander's Inc. and
         Vornado Lending LLC evidencing a $35,000,000 loan. Incorporated herein by reference from Exhibit 10(i)(B)(4) to the registrant's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2002................     *

10.7     Building Loan Agreement, dated as of July 3, 2002, by and between 731
         Commercial LLC and 731 Residential LLC, collectively as Borrower, and
         Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the
         Lenders. Incorporated herein by reference from Exhibit 10(i)(C) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 2002...............................................................     *

10.8     Project Loan Agreement, dated as of July 3, 2002, by and between 731
         Commercial LLC and 731 Residential LLC, collectively as Borrower, and
         Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the
         Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 2002..........................................................     *

----------

EXHIBIT  * - Incorporated by reference
NO.
-------
10.9     Supplemental Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as
         Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as
         Agent for the Lenders. Incorporated herein by reference from Exhibit
         10(i)(C)(2) to the registrant's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2002............................................     *

10.10    Consolidated, Amended and Restated Building Loan Mortgage, dated as of
         July 3, 2002, by and between 731 Commercial LLC and 731 Residential
         LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG,
         New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(3) to the registrant's Quarterly Report
         on Form 10-Q for the quarter ended June 30, 2002.......................     *

10.11    Consolidated, Amended and Restated Building Loan Note, dated as of July
         3, 2002 by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New
         York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(4) to the registrant's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2002...............................     *

10.12    Guaranty of Completion, dated as of July 3, 2002, executed by Vornado
         Realty L.P. for the benefit of Bayerische Hypo-und Vereinsbank AG, New
         York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(5) to the registrant's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2002...............................     *

10.13    Guaranty of Carry Obligations, dated as of July 3, 2002, executed by
         Alexander's, Inc. for the benefit of Bayerische Hypo-und Vereinsbank
         AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(6) to the registrant's Quarterly Report
         on Form 10-Q for the quarter ended June 30, 2002.......................     *

10.14    Environmental Indemnity Agreement, dated as of July 3, 2002, executed by Alexander's, Inc., 731 Residential LLC and 731 Commercial LLC in
         favor of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent
         for the Lenders. Incorporated herein by reference from Exhibit
         10(i)(C)(7) to the registrant's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2002............................................     *

10.15    Reimbursement Agreement, dated as of July 3, 2002, by and between
         Alexander's, Inc., 731 Commercial LLC, 731 Residential LLC and Vornado
         Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(C)(8)
         to the registrant's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 2002..........................................................     *

10.16    First Omnibus Amendment to Loan Documents, dated March 5, 2003, among
         731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Hypo Real Estate Capital Corporation, as Agent for the Lenders.

10.17 Second Omnibus Amendment to Loan Documents, dated February 13, 2004, among 731 Commercial LLC and 731 Residential LLC, collectively as
         Borrower, and Hypo Real Estate Capital Corporation, as Agent for the
         Lenders.

10.18 First Amendment to Building Loan Agreement, dated March 5, 2003, between 731 Commercial LLC and 731 Residential LLC, collectively as
         Borrower, and Hypo Real Estate Capital Corporation, as Agent for the
         Lenders.

10.19 Second Amendment to Building Loan Agreement, dated February 13, 2004, between 731 Commercial LLC and 731 Residential LLC, collectively as
         Borrower, and Hypo Real Estate Capital Corporation, as Agent for the
         Lenders.

----------

EXHIBIT  * - Incorporated by reference
NO.
-------
10.20    Loan and Security Agreement, dated as of February 13, 2004, between 731
         Office One LLC, as Borrower and German American Capital Corporation, as
         Lender.

10.21    Amended, Restated and Consolidated Mortgage, Security Agreement,
         Financing Statement and Assignment of Leases, Rent and Security
         Deposits by and between 731 Office One LLC as Borrower and German
         American Capital Corporation as Lender, dated as of February 13, 2004

10.22 Amended, Restated and Consolidated Note, dated as of February 13, 2004, by 731 Office One LLC in favor of German American Capital Corporation.

10.23    Assignment of Leases, Rents and Security Deposits from 731 Office One
         LLC to German American Capital Corporation, dated as of February 13,
         2004.

10.24 Account and Control Agreement, dated as of February 13, 2004, by and among German American Capital Corporation as Lender, and 731 Office One
         LLC as Borrower, and JP Morgan Chase as Cash Management Bank.

10.25    Manager's Consent and Subordination of Management Agreement dated
         February 13, 2004, by 731 Office One LLC and Alexander's Management LLC and German American Capital Corporation.

10.26    Note Exchange Agreement dated as of February 13, 2004, by and between
         731 Office One LLC and German American Capital Corporation.

10.27    Promissory Note A-1 dated as of February 13, 2004, and 731 Office One
         LLC in favor of German American Capital Corporation.

10.28    Promissory Note A-2 dated as of February 13, 2004, and 731 Office One
         LLC in favor of German American Capital Corporation.

10.29    Promissory Note A-3 dated as of February 13, 2004, and 731 Office One
         LLC in favor of German American Capital Corporation.

10.30    Promissory Note A-4 dated as of February 13, 2004, and 731 Office One
         LLC in favor of German American Capital Corporation.

10.31    Promissory Note A-X dated as of February 13, 2004, and 731 Office One
         LLC in favor of German American Capital Corporation.

10.32 Promissory Note B dated as of February 13, 2004, and 731 Office One LLC in favor of German American Capital Corporation.

10.33    Guaranty of Recourse Obligations dated as of February 13, 2004, by
         Alexander's, Inc. to and for the benefit of German American Capital
         Corporation.

10.34    Environmental Indemnity dated as of February 13, 2004, by Alexander's,
         Inc. and 731 Office One LLC for the benefit of German American Capital
         Corporation.

10.35    Amended, Restated and Consolidated Mortgage and Security Agreement,
         dated May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and
         Alexander's Rego Shopping Center Inc., as mortgagor. Incorporated herein by reference from Exhibit 10(i)(E) to the registrant's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000................     *

EXHIBIT  * - Incorporated by reference
NO.
-------
10.36    Real Estate Retention Agreement dated as of July 20, 1992, between
         Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant's Annual Report on
         Form 10-K for the fiscal year ended July 25, 1992......................     *

10.37    Extension Agreement to the Real Estate Retention Agreement, dated as of
         February 6, 1995, between the Company and Vornado Realty Trust.
         Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant's Annual Report Form 10-K for the year ended December 31,
         1994...................................................................     *

10.38    Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander's, Inc. and Vornado Realty, L.P. Incorporated
         herein by reference from Exhibit 10(i)(E)(3) to the registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2002......     *

10.39    59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731
         Commercial LLC. Incorporated herein by reference from Exhibit
         10(i)(E)(4) to the registrant's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2002............................................     *

10.40    Amended and Restated Management and Development Agreement, dated as of
         July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2002...............................     *

10.41    59th Street Management and Development Agreement, dated as of July 3,
         2002, by and between 731 Commercial LLC and Vornado Management Corp.
         Incorporated herein by reference from Exhibit 10(i)(F)(2) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 2002...............................................................     *

10.42    Kings Plaza Management Agreement, dated as of May 31, 2001, by and between Alexander's Kings Plaza LLC and Vornado Management Corp.
         Incorporated herein by reference from Exhibit 10(i)(F)(3) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 2002...............................................................     *

10.43    Agreement of Lease for Rego Park, Queens, New York, between
         Alexander's, Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the registrant's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1994.........................     *

10.44    Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1,
         1992, between the Company, as landlord, and Caldor, as tenant.
         Incorporated herein by reference from Exhibit (ii)(E)(7) to the registrant's Annual Report on Form 10-K for the fiscal year ended July
         25, 1992...............................................................     *

10.45    First Amendment to Sublease for Roosevelt Avenue, Flushing, New York,
         dated as of February 22, 1995 between the Company, as sublandlord, and
         Caldor, as tenant. Incorporated herein by reference from Exhibit
         10(ii)(A)(8)(b) to the registrant's Annual Report on Form 10-K for the
         year ended December 31, 1994...........................................     *

10.46    Lease Agreement, dated March 1, 1993 by and between the Company and
         Alex Third Avenue Acquisition Associates. Incorporated by reference from Exhibit 10(ii)(F) to the registrant's Annual Report on Form 10-K
         for the fiscal year ended July 31, 1993................................     *

----------

EXHIBIT  * - Incorporated by reference
NO.
-------
10.47    Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of Richfield, MN, Inc., dated as of March 1, 1995.
         Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the registrant s Annual Report on Form 10-K for the year ended December 31,
         1994...................................................................     *

10.48    Guaranty, dated March 1, 1995, of the Lease described in Exhibit
         10(ii)(A)(6)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the registrant's Annual Report on Form
         10-K for the year ended December 31, 1994..............................     *

10.49    Employment Agreement, dated February 9, 1995, between the Company and
         Stephen Mann. Incorporated herein by reference from Exhibit 10(iii)(B)
         to the registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994......................................................     *

10.50    Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997.
         Incorporated herein by reference from Exhibit 10 to the registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1997......     *

10.51    Amended and Restated Consolidated Mortgage and Security Agreement dated as of May 31, 2001 among Alexander's Kings Plaza LLC as mortgagor,
         Alexander's of King LLC as mortgagor and Kings Parking LLC as mortgagor, collectively borrower, to Morgan Guaranty Trust Company of
         New York, as mortgagee. Incorporated herein by reference from Exhibit
         10(v) A1 to the registrant's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2001............................................     *

10.52    Amended, Restated and Consolidated Promissory Note, dated as of May 31,
         2001 by and between Alexander's Kings Plaza LLC, Alexander's of Kings
         LLC, and Kings Parking LLC collectively borrower, and Morgan Guaranty
         Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A2 to the registrant's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 2001....................................     *

10.53    Cash Management Agreement dated as of May 31, 2001 by and between
         Alexander's Kings Plaza LLC, Alexander's of Kings LLC, and Kings
         Parking LLC collectively borrower, and Morgan Guaranty Trust Company of
         New York, lender. Incorporated herein by reference from Exhibit 10(v)
         A3 to the registrant's Quarterly Report on Form 10-Q for the quarter
         ended June 30, 2001....................................................     *

10.54    Note modification and Severance Agreement dated as of November 26,
         2001, between Alexander's Kings Plaza LLC, Alexander's of Kings LLC,
         and Kings Parking LLC collectively borrower and JP Morgan Chase Bank of
         New York, lender. Incorporated herein by reference from Exhibit
         10(v)(A)(4) to the registrant's Annual Report on Form 10-K for the year
         ended December 31, 2001................................................     *

10.55    Agreement of Lease dated as of April 30, 2001 between Seven Thirty One
         Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the registrant's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2001................     *

10.56    First Amendment of Lease, dated as of April 19, 2002, between Seven
         Thirty One Limited Partnership, landlord and Bloomberg L.P., tenant.
         Incorporated herein by reference from Exhibit 10(v)(B)(2) to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
         June 30, 2002..........................................................     *

10.57    Loan Agreement dated as of October 2, 2001 by and between ALX of
         Paramus LLC as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(1) to the registrant's Annual Report on Form 10-K for the year ended December
         31, 2001...............................................................     *

----------

EXHIBIT  * - Incorporated by reference
NO.
-------
10.58    Mortgage, Security Agreement and Fixture Financing Statement dated as of October 2, 2001 by and between ALX of Paramus LLC as borrower, and
         SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(2) to the registrant's Annual Report on
         Form 10-K for the year ended December 31, 2001.........................     *

10.59    Environmental undertaking letter dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB
         (publ), as lender. Incorporated herein by reference from Exhibit
         10(v)(C)(3) to the registrant's Annual Report on Form 10-K for the
         fiscal year ended December 31, 2001....................................     *

10.60    Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as
         Landlord, and IKEA Property, Inc. as Tenant. Incorporated herein by reference from Exhibit 10(v)(C)(4) to the registrant's Annual Report on
         Form 10-K for the year ended December 31, 2001.........................     *

12       Consolidated Ratios of Earnings to Fixed Charges

21       Subsidiaries of Registrant

23       Consent of Deloitte & Touche LLP

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1     Certification by the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002

32.2     Certification by the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002

----------