Form 10-Q
period 2004-03-31
ALEXANDERS INC
filed 2004-05-06
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to ______________________________________________________

Commission File Number 001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0100517 (I.R.S. Employer Identification No.)

210 Route 4 East, Paramus, New Jersey (Address of principal executive offices)	07652 (Zip Code)

(201) 587-8541

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

[X] Yes [  ] No

As of April 23, 2004, there were 5,005,850 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$92,008	$91,928
Buildings, leaseholds and leasehold improvements	439,856	371,353
Construction in progress	314,731	346,166
Air rights acquired for Lexington Avenue Development	17,531	17,531

Total	864,126	826,978
Accumulated depreciation and amortization	(65,324)	(62,744)

Real estate, net	798,802	764,234
Cash and cash equivalents	119,485	21,336
Escrow deposits and restricted cash	40,100	16,291
Accounts receivable, net of allowance for doubtful accounts of $100 and $55	6,231	3,101
Receivable arising from the straight-lining of rents	39,095	27,412
Deferred lease and other property costs (including unamortized leasing fees to Vornado Realty Trust (“Vornado”) of $34,605 and $31,021), net	64,786	61,594
Deferred debt expense, net	16,043	10,806
Other assets	6,573	16,222

TOTAL ASSETS	$1,091,115	$920,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt (including $124,000 due to Vornado)	$889,863	$731,485
Amounts due to Vornado	39,471	34,427
Accounts payable and accrued expenses	34,409	47,402
Liability for stock appreciation rights	74,956	44,917
Other liabilities	24,134	11,842

TOTAL LIABILITIES	1,062,833	870,073

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,174	5,174
Additional capital	25,166	24,843
Retained (deficit) earnings	(1,126)	21,866

	29,214	51,883
Treasury shares: 167,600 and 172,600 shares at cost	(932)	(960)

TOTAL STOCKHOLDERS’ EQUITY	28,282	50,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,091,115	$920,996

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
REVENUES
Property rentals	$24,567	$12,823
Expense reimbursements	9,198	6,900

Total revenues	33,765	19,723

EXPENSES
Operating (including management fees to Vornado of $379 and $363)	10,496	9,309
General and administrative (including stock appreciation rights compensation expense of $30,039 in 2004 and management fees of $540 to Vornado in each period)	31,205	926
Depreciation and amortization	3,530	1,607

Total expenses	45,231	11,842

OPERATING (LOSS) INCOME	(11,466)	7,881
Interest and other income, net	458	123
Interest and debt expense (including interest on loans from Vornado)	(8,934)	(3,200)
Write off of unamortized deferred debt expense	(3,050)	—

NET (LOSS) INCOME	$(22,992)	$4,804

Net (loss) income per common share (basic and diluted)	$(4.60)	$0.96

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(22,992)	$4,804
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of unamortized deferred debt expense	3,050	—
Depreciation and amortization (including deferred debt expense)	4,389	2,574
Straight-lining of rental income	(11,683)	(560)
Change in operating assets and liabilities:
Accounts receivable, net	(3,130)	(207)
Amounts due to Vornado	3,629	(644)
Accounts payable and accrued expenses	1,878	792
Liability for stock appreciation rights	30,039	—
Other liabilities	(58)	(95)
Other	(1,716)	2,781

Net cash provided by operating activities	3,406	9,445

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to real estate	(50,612)	(61,574)
Cash restricted for operating liabilities	(15,503)	(2,932)
Restricted cash made available for operating liabilities	4,043	72

Net cash used in investing activities	(62,072)	(64,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	412,630	24,518
Repayments of borrowings	(254,252)	(717)
Deferred debt expense	(1,914)	—
Exercise of share options	351	—

Net cash provided by financing activities	156,815	23,801

Net increase (decrease) in cash and cash equivalents	98,149	(31,188)
Cash and cash equivalents at beginning of period	21,336	45,239

Cash and cash equivalents at end of period	$119,485	$14,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $6,729 and $8,731 have been capitalized)	$13,670	$10,914

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION

     Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. The activities of Alexander’s, Inc. are conducted through its manager, Vornado Realty Trust (“Vornado”).

2. BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Alexander’s, Inc. for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of Alexander’s, Inc. and all of its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

     The Company currently operates in one business segment.

3. RELATIONSHIP WITH VORNADO REALTY TRUST

     Vornado owned 33.0% of the common stock of Alexander’s, Inc. as of March 31, 2004. Steven Roth is the Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At March 31, 2004, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.5% of the outstanding common stock of Alexander’s, Inc., in addition to the common stock owned directly by Vornado, and 11.2% of the outstanding common shares of beneficial interest of Vornado.

     The Company is managed, and its properties are leased, by Vornado pursuant to management, leasing and development agreements with one-year terms, expiring in March of each year, which are automatically renewable. In conjunction with the original closing of the Lexington Avenue construction loan (the “Construction Loan”) on July 3, 2002, these agreements were modified to cover the Company’s Lexington Avenue property separately. Further, the management and development agreements with Vornado for the Lexington Avenue property were amended to provide for a term lasting until substantial completion of the property with automatic renewals, and for the payment of the Lexington Avenue development fee upon the earlier of January 3, 2006 or the repayment fully of the Construction Loan encumbering the property.

     Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs, as defined, and is due at the same time that the development fee is due. This development fee is estimated to be $26,300,000. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which is the amount available at

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2004 under the line of credit with Vornado, discussed below, interest on those advances would be at 15% per annum.

     The annual fees payable by the Company to Vornado consist of (i) an annual management fee of $3,000,000 plus 3% of the gross income from the Kings Plaza Mall, (ii) a development fee equal to 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum, and (iii) a leasing fee. The leasing fee to Vornado is equal to (a) 3% of the gross proceeds, as defined, from the sale of an asset and (b) in the event of a lease or sublease of an asset, 3% of lease rent for the first ten years of a lease term, 2% of lease rent for the eleventh through the twentieth year of a lease term, and 1% of lease rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amounts are payable annually in an amount not to exceed $2,500,000, until the present value of such installments, calculated at a discount rate of 9% per annum, equals the amount that would have been paid had they been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1%. Vornado is responsible for the fees to the third party real estate brokers, except in connection with the Bloomberg L.P. lease, where the tenant paid the third party broker directly.

     At March 31, 2004, the Company owed Vornado (A) $15,890,000 in development fees, (B) $18,215,000 in leasing fees, (C) $4,233,000 for the guarantee fee, (D) $741,000 in interest, and (E) $392,000 in management fees and other costs.

     The following table shows the amounts accrued under the management, leasing and development agreements.

	Three Months Ended
	March 31,
(amounts in thousands)	2004		2003
Management fee	$919		$903
Development fee, guarantee fee, maintenance services and rent for development office	1,703	(1)	3,371
Leasing and other fees	1,198		535

	$3,820		$4,809

(1) Includes $493 paid to Building Maintenance Services, a wholly owned subsidiary of Vornado, for cleaning and engineering services at the Lexington Avenue project.

     At March 31, 2004, in addition to the fees and costs described above, the Company was indebted to Vornado in the amount of $124,000,000 comprised of (i) a $95,000,000 note and (ii) $29,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). The current interest rate on the loan and line of credit is 12.48% and resets quarterly using a 9.48% spread to one-year treasuries with a 3% floor for treasuries. On July 3, 2002, in conjunction with the original closing of the Construction Loan, the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Construction Loan is finally repaid. The Company incurred interest (including the 1% unused commitment fee) on this debt of $3,965,000 and $3,778,000 in the three months ended March 31, 2004 and 2003, respectively.

4. LEXINGTON AVENUE PROJECT

     The development at Lexington Avenue consists of an approximately 1.3 million square foot multi-use building. The building will contain approximately 885,000 net rentable square feet of office space (of which 695,000 square feet has been leased and delivered to Bloomberg L.P.), approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a taxable REIT subsidiary). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $434,500,000 has been expended through March 31, 2004 and an additional $48,900,000 has been committed to at March 31, 2004. Construction is expected to be completed in 2005.

     At March 31, 2004, 115,000 square feet of retail space has been leased, of which The Home Depot and Hennes & Mauritz have leased 83,000 and 27,000 square feet, respectively. On March 29, 2004, the Company

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

delivered the 83,000 square feet leased to The Home Depot. The Company expects to deliver the 27,000 square feet leased to Hennes & Mauritz during the second quarter of 2004. Payment of base rent commences six to nine months from delivery of each space; rent recognition commences on delivery of space. In the three months ended March 31, 2004, the Company transferred approximately $68,576,000 from “Construction in progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered to The Home Depot and the remainder of the space delivered to Bloomberg L.P.

     The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through March 31, 2004, would produce (reflecting the value of existing contracts and the offering price for the remaining units) an aggregate sale price of $507,000,000. As of March 31, 2004, the Company has received deposits of $22,774,000 on sales of the condominium units.

Financing of the Project

     On February 13, 2004, the Company completed a $400,000,000 mortgage financing on the office space. The loan was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. $253,529,000 of the loan proceeds was used to repay the entire amount outstanding under the previously existing Construction Loan with Hypo Real Estate Capital Corporation. Included in the Consolidated Balance Sheet in “Deferred debt expense, net” is $9,146,000 of financing costs which have been deferred to be amortized over the loan term; $7,223,000 of these costs were incurred prior to, and included in “Other assets” at, December 31, 2003.

     The Construction Loan was modified so that the remaining availability is $237,000,000, which was approximately the amount estimated to complete the Lexington Avenue development project at the closing date (not including $29,000,000 for development and guarantee fees to Vornado). The interest rate of the Construction Loan of LIBOR plus 2.5% (3.60% at March 31, 2004) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is finally repaid. In connection with reducing the principal amount of the Construction Loan, the Company wrote off $3,050,000, the proportionate share of unamortized deferred debt expense, in the first quarter of 2004 (shown in the Consolidated Statements of Operations as “Write off of unamortized deferred debt expense”). Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company. If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which is the amount available at March 31, 2004 under the line of credit with Vornado, interest on those advances would be at 15% per annum.

     There can be no assurance that the Lexington Avenue project will be completed on time or completed for the budgeted amount. Any failure to complete the Lexington Avenue project on time or within budget may adversely affect future cash flows and the Company’s financial condition.

5. LEASES

     The Company leases space to tenants in retail centers and an office building. Future base rental revenue under these non-cancelable operating leases (other than leases which have not commenced, including the Hennes & Mauritz lease) is as follows:

     (amounts in thousands)

Year Ending December 31,
2004	$54,968
2005	81,680
2006	80,132
2007	77,014
2008	80,306
Thereafter	1,541,339

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Bloomberg L.P. and Sears accounted for 38% and 12% of the Company’s consolidated revenues in the three months ended March 31, 2004, respectively. Sears accounted for 20% of revenues in the three months ended March 31, 2003.

6. DEBT

     The following is a summary of the Company’s outstanding debt.

		Interest Rate at	Balance at
		March 31,	March 31,	December 31,
(amounts in thousands except for percentages)	Maturity	2004	2004	2003
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$400,000	—
First mortgage, secured by the Kings Plaza Regional Shopping Center	June 2011	7.46%	215,863	$216,586
Term loan and line of credit to Vornado	Jan. 2006	12.48%	124,000	124,000
First mortgage, secured by the Rego Park I Shopping Center	June 2009	7.25%	82,000	82,000
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
Construction loan, secured by the retail and residential space at the Lexington Avenue property	Jan. 2006	3.60%	—	240,899

			$889,863	$731,485

     At March 31, 2004, the principal repayments for the next five years and thereafter are as follows:

          (amounts in thousands)

Year Ending December 31,
2004	$2,503
2005	3,895
2006	128,198
2007	4,526
2008	4,817
Thereafter	745,924

7. COMMITMENTS AND CONTINGENCIES

     Neither Alexander’s, Inc. nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these routine legal actions will not be material to the Company’s financial condition or results of operations.

Insurance

     The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets but is at risk for financial loss in excess of the policies’ limits. Such a loss could be material.

     On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2005, regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined “acts of terrorism.” As a result of the legislation, in June 2003, the Company obtained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $150,000,000 per occurrence for non-certified

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

acts. In addition, on February 13, 2004, the Company increased the builders’ risk insurance coverage for its Lexington Avenue project, which includes full coverage for certified terrorist acts, per occurrence, and $200,000,000 for non-certified acts, per occurrence. Therefore, the Company is at risk for financial loss in excess of these limits for terrorist acts, as defined by the policies and the legislation. Such loss could be material.

     The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that a future exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks and the Company is unable to obtain coverage once the Terrorism Risk Insurance Act of 2002 has lapsed, it may adversely affect the Company’s ability to finance and/or refinance its properties and businesses.

Environmental Remediation

     In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,481,000 has been paid as of March 31, 2004, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. Costs of future expenditures for these environmental remediation obligations were not discounted to their present value. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

     The Company has concluded that the large majority of the contamination at the site is historic and the result of past activities of third parties. Although the Company is pursuing claims against potentially responsible third parties, and negotiations are ongoing with a former owner of the property, there can be no assurance as to the extent that the Company will be successful in obtaining recovery from such parties of the remediation costs incurred. In addition, the costs associated with further pursuit of responsible parties may be prohibitive. The Company has not recorded an asset as of March 31, 2004 for possible recoveries of environmental remediation costs from potentially responsible third parties.

Kings Plaza

     The Company plans to construct a two-story freestanding building adjacent to the Kings Plaza Mall of approximately 200,000 square feet. The first story of approximately 120,000 square feet will be operated as a Lowe’s Home Improvement Warehouse (“Lowe’s”). The Lowe’s lease is expected to commence in 2006. The cost of the project will be approximately $13,000,000 to $15,000,000, net of a reimbursement from Lowe’s and before reimbursement, if any, from the second story tenant(s). There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Letters of Credit

     Approximately $4,130,000 in standby letters of credit were issued at March 31, 2004.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted (loss) income per share.

	Three Months Ended March 31,
(amounts in thousands except share and per share amounts)	2004	2003
Numerator:
Net (loss) income	$(22,992)	$4,804

Denominator:
Denominator (basic and diluted) – weighted average shares	5,002,169	5,000,850

Net (loss) income per common share (basic and diluted)	$(4.60)	$0.96

     Options to purchase 100,000 shares of the common stock of Alexander’s Inc. were not included in the calculation of net loss per share for the three months ended March 31, 2004 as they are anti-dilutive. Options to purchase 105,000 shares of the common stock of Alexander’s, Inc. were not included in the calculation of net income per share in the three months ended March 31, 2003 as the average market price of the common stock was less than the exercise price.

9. SUBSEQUENT EVENT

     Effective April 1, 2004, Vornado modified its term loan and line of credit to the Company to reduce the spread it charges from 9.48% to 6%. Accordingly, the current interest rate has been reduced to 9% from 12.48%.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of Alexander’s, Inc.
Paramus, New Jersey

     We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s Inc. and Subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alexander’s Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 5, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein and throughout this Quarterly Report on Form 10-Q constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. The Company’s future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may,” “will” or other similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) national, regional and local economic conditions; (b) the consequences of any armed conflict involving, or terrorist attack against, the United States; (c) our ability to secure adequate insurance; (d) local conditions, such as an oversupply of space or a reduction in demand for real estate in the area; (e) competition from other available space; (f) whether tenants consider a property attractive; (g) the financial condition of our tenants, including the extent of tenant bankruptcies or defaults; (h) whether we are able to pass some or all of any increased operating costs we incur through to our tenants; (i) how well we manage our properties; (j) any increase in interest rates; (k) any decreases in market rental rates; (l) the timing and costs associated with property development, improvements and rentals; (m) changes in taxation or zoning laws; (n) government regulations; (o) our failure to continue to qualify as a real estate investment trust; (p) availability of financing on acceptable terms or at all; (q) potential liability under environmental or other laws or regulations; (r) general competitive factors; (s) dependence upon Vornado Realty Trust (“Vornado”); and (t) possible conflicts of interest with Vornado.

     For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of the applicable document incorporated by reference. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three months ended March 31, 2004 and 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during the first quarter of 2004.

Application of Critical Accounting Policies

Real Estate

     As construction of the Lexington Avenue development project progresses and as components of the building are placed into service (e.g., the space delivered to Bloomberg L.P. and The Home Depot), the Company will cease capitalizing property operating expenses and interest expense and begin to expense these items, as well as depreciation, for those components. In the three months ended March 31, 2004, the Company transferred approximately $68,576,000 from “Construction in progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered to The Home Depot and the remainder of the space delivered to Bloomberg L.P.

Condominium Sales

     Income on deposits received for sales of condominium units at the Lexington Avenue development property has been deferred in accordance with the deposit method of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. As of March 31, 2004, the Company has received deposits of $22,774,000 on sales of the condominium units (included on the Consolidated Balance Sheets as “Escrow deposits and restricted cash”).

Stock Appreciation Rights

     Compensation expense for each stock appreciation right (“SARs”) is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. In the three months ended March 31, 2004, the Company recorded $30,039,000 of SARs compensation expense as Alexander’s, Inc. stock price increased by $35.34 to $160.00 from December 31, 2003 to March 31, 2004. No compensation expense was recorded in the three months ended March 31, 2003.

Results of Operations

     The Company had a net loss of $22,992,000 for the quarter ended March 31, 2004, compared to net income of $4,804,000 in the prior year’s quarter. The net loss for the current year’s period includes (i) an accrual of $30,039,000 for compensation expense for SARs and (ii) $3,050,000 resulting from the write off of unamortized deferred debt expense in connection with the reduction of the principal amount of the construction loan for the Lexington Avenue project (the “Construction Loan”).

     Property rentals were $24,567,000 in the quarter ended March 31, 2004, compared to $12,823,000 in the prior year’s quarter, an increase of $11,744,000. The increase is primarily attributable to $11,334,000 of rent recognized under the lease with Bloomberg L.P. Bloomberg L.P. took possession of 87% of the 695,000 square feet under the lease on November 15, 2003. At February 9, 2004, all of the space was delivered. On March 29, 2004, the Company delivered 83,000 square feet of retail space at Lexington Avenue to The Home Depot with respect to which the Company recorded $65,000 of revenue in the current year’s quarter.

     Tenant expense reimbursements were $9,198,000 in the quarter ended March 31, 2004, compared to $6,900,000 in the prior year’s quarter, an increase of $2,298,000. The increase is largely due to (i) reimbursements from Bloomberg L.P. and (ii) a non-recurring billing adjustment of $568,000 for two tenants at the Kings Plaza Regional Shopping Center.

     Operating expenses were $10,496,000 in the quarter ended March 31, 2004, compared to $9,309,000 in the prior year’s quarter, an increase of $1,187,000. Of this increase, $1,378,000 resulted from operating expenses at the Lexington Avenue property which were reimbursed by Bloomberg L.P., partially offset by $220,000 due to lower operating costs at the utility plant at the Company’s Kings Plaza Regional Shopping Center.

     General and administrative expenses were $31,205,000 in the quarter ended March 31, 2004, compared to $926,000 in the prior year’s quarter, an increase of $30,279,000. The increase resulted from an accrual of $30,039,000 of compensation expense for 850,000 SARs based on the Company’s closing stock price of $160.00 at March 31, 2004 ($35.34 greater than the closing price of $124.66 at December 31, 2003). There was no SARs compensation expense in the prior year’s quarter.

     Depreciation and amortization expense was $3,530,000 in the quarter ended March 31, 2004, compared to $1,607,000 in the prior year’s quarter, an increase of $1,923,000. The increase was largely due to depreciation on the space delivered to Bloomberg L.P.

     Interest and other income, net was $458,000 in the quarter ended March 31, 2004, compared to $123,000 in the prior year’s quarter, an increase of $335,000. This increase resulted primarily from larger average cash balances in the current year’s quarter.

     Interest and debt expense was $8,934,000 in the quarter ended March 31, 2004, compared to $3,200,000 in the prior year’s quarter, an increase of $5,734,000. This increase resulted primarily from (i) lower amounts of capitalized interest in the current year’s quarter as the Company began to place portions of the Lexington Avenue development property in service beginning in November 2003 (interest of $6,729,000 was capitalized in 2004, as compared to $8,731,000 in 2003) and (ii) an increase in average debt from approximately $549,000,000 to $818,000,000 (chiefly due to the $400,000,000 Lexington Avenue mortgage financing and the Construction Loan), partially offset by (iii) a decline in the average interest rate from approximately 7.98% to 7.00%.

     In connection with reducing the principal amount of the Construction Loan on February 13, 2004, the Company wrote off $3,050,000, the proportionate share of unamortized deferred debt expense, in the first quarter of 2004.

Liquidity and Capital Resources

     In the aggregate, the Company’s operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the Lexington Avenue property, which is expected in 2005, the Company expects that cash flow will become positive.

Development Projects

Lexington Avenue

     The development at Lexington Avenue consists of an approximately 1.3 million square foot multi-use building. The building will contain approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a taxable REIT subsidiary). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $434,500,000 has been expended through March 31, 2004 and an additional $48,900,000 has been committed to at March 31, 2004. Construction is expected to be completed in 2005.

     On November 15, 2003, the Company delivered approximately 87% of the 695,000 square feet of the office space leased to Bloomberg L.P. As of February 9, 2004, all of the space has been delivered. Payment of base rent commences nine months from delivery of each parcel of space; rent recognition commenced from delivery.

     At March 31, 2004, 115,000 square feet of retail space has been leased, of which The Home Depot and Hennes & Mauritz have leased 83,000 and 27,000 square feet, respectively. On March 29, 2004, the Company delivered the 83,000 square feet leased to The Home Depot. The Company expects to deliver the space leased to Hennes & Mauritz during the second quarter of 2004. Payment of base rent commences six to nine months from delivery of each space; rent recognition commences on delivery of space. In the three months ended March 31, 2004, the Company transferred approximately $68,576,000 from “Construction in progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered to The Home Depot and the remainder of the space delivered to Bloomberg L.P.

     The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through March 31, 2004, would produce (reflecting the value of existing contracts and the offering price for the remaining units) an aggregate sale price of $507,000,000. As of March 31, 2004, the Company has received deposits of $22,774,000 on sales of the condominium units.

Financing of the Project

     On February 13, 2004, the Company completed a $400,000,000 mortgage financing on the office space. The loan was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. $253,529,000 of the loan proceeds was used to repay the entire amount outstanding under the previously existing Construction Loan with Hypo Real Estate Capital Corporation.

     The Construction Loan was modified so that the remaining availability is $237,000,000, which was approximately the amount estimated to complete the Lexington Avenue development project at the closing date (not including $29,000,000 for development and guarantee fees to Vornado). The interest rate of the Construction Loan of LIBOR plus 2.5% (3.60% at March 31, 2004) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is finally repaid. Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which is the amount available at March 31, 2004 under the line of credit with Vornado, interest on those advances would be at 15% per annum.

Proceeds from the Mortgage Financing

     As noted above, $253,529,000 of the proceeds from the $400,000,000 mortgage financing on the Lexington Avenue office space was used to repay the entire amount outstanding under the previously existing Construction Loan. $12,559,000 of the proceeds was used to fund escrow accounts required under the financing arrangement (reflected on the Consolidated Balance Sheets as “Escrow deposits and restricted cash”) including a reserve of $11,170,000 at March 31, 2004, which will be used for interest payments until Bloomberg L.P. begins to pay rent under its lease. The remaining proceeds, after $1,328,000 of financing costs, were $132,584,000; the Company has subsequently used approximately $32,000,000 of these proceeds to fund capital expenditures for the Lexington Avenue development project in lieu of borrowings under the Construction Loan.

     There can be no assurance that the Lexington Avenue project will be completed on time or completed for the budgeted amount. Any failure to complete the Lexington Avenue project on time or within budget may adversely affect future cash flows and funds from operations, and the Company’s financial condition.

Kings Plaza

     The Company plans to construct a two-story freestanding building adjacent to the Kings Plaza Mall of approximately 200,000 square feet. The first story of approximately 120,000 square feet will be operated as a Lowe’s Home Improvement Warehouse (“Lowe’s”). The Lowe’s lease is expected to commence in 2006. The cost of the project will be approximately $13,000,000 to $15,000,000, net of a reimbursement from Lowe’s and before reimbursement, if any, from the second story tenant(s). There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Insurance

     On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2005, regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined “acts of terrorism.” As a result of the legislation, in June 2003, the Company obtained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $150,000,000 per occurrence for non-certified acts. In addition, on February 13, 2004, the Company increased the builders’ risk insurance coverage for its Lexington Avenue project, which includes full coverage for certified terrorist acts, per occurrence, and $200,000,000 for non-certified acts, per occurrence. Therefore, the Company is at risk for financial loss in excess of these limits for terrorist acts, as defined by the policies and the legislation. Such loss could be material.

     The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that a future exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks and the Company is unable to obtain coverage once the Terrorism Risk Insurance Act of 2002 has lapsed, it may adversely affect the Company’s ability to finance and/or refinance its properties and businesses.

Stock Appreciation Rights

     As of March 31, 2004, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $71.82. The agreements for these SARs require that they be settled in cash. Had the holders of these SARs chosen to exercise their rights as of March 31, 2004, the Company would have had to pay $74,956,000 in cash. Any further appreciation in the Alexander’s, Inc. stock price from the closing stock price of $160.00 at March 31, 2004 will increase the cash the Company would have to pay upon exercise and may impact liquidity by requiring the Company to secure additional borrowings to replace such a cash outflow.

Cash Flows

Three Months Ended March 31, 2004

     Net cash provided by operating activities of $3,406,000 was comprised of (i) the net change in operating assets and liabilities of $30,642,000, partially offset by (ii) a net loss of $22,992,000 and (iii) non-cash items of 4,244,000. The adjustments for non-cash items are comprised of (a) the effect of straight-lining of rental income of $11,683,000, partially offset by (b)$4,389,000 of depreciation and amortization and (c) $3,050,000 resulting from the write off of unamortized deferred debt expense.

     Net cash used in investing activities of $62,072,000 was comprised of capital expenditures of $50,612,000 and net cash restricted for operating liabilities of $11,460,000. The capital expenditures primarily related to the Lexington Avenue development project.

     Net cash provided by financing activities of $156,815,000 resulted primarily from borrowings collateriallized by the Lexington Avenue development project of $412,630,000, partially offset by debt repayments of $254,252,000 and debt issuance costs of $1,914,000.

Three Months Ended March 31, 2003

     Net cash provided by operating activities of $9,445,000 was comprised of (i) net income of $4,804,000, (ii) non-cash items of $2,014,000, and (iii) the net change in operating assets and liabilities of $2,627,000. The adjustments for non-cash items include depreciation and amortization of $2,574,000, partially offset by the effect of straight-lining of rental income of $560,000.

     Net cash used in investing activities of $64,434,000 was largely comprised of capital expenditures of $61,574,000. The capital expenditures are primarily related to the Lexington Avenue development project.

     Net cash provided by financing activities of $23,801,000 resulted from borrowings of $24,518,000 mainly to fund expenditures for the Lexington Avenue development project, partially offset by debt repayments of $717,000.

Funds from Operations for the Three Months Ended March 31, 2004 and 2003

     Funds from Operations (“FFO”) was a negative $19,462,000 in the quarter ended March 31, 2004, compared to a positive $6,411,000 in the prior year’s quarter, a decrease of $25,873,000. FFO for the three months ended March 31, 2004 includes (i) accrued compensation expense for SARs of $30,039,000 and (ii) $3,050,000 resulting from the write off of unamortized deferred debt expense in connection with the reduction of the principal amount of the Construction Loan for the Lexington Avenue project. The following table reconciles net (loss) income to FFO.

	Three Months Ended
	March 31,
(amounts in thousands)	2004	2003
Net (loss) income	$(22,992)	$4,804
Depreciation and amortization of real property	3,530	1,607

Funds from operations	$(19,462)	$6,411

     FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the consolidated statements of cash flows. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net (loss) income as an indicator of the Company’s operating performance. Management considers FFO a relevant supplemental measure of operating performance because it provides a basis for comparison among real estate investment trusts. FFO is computed in accordance with the National Association of Real Estate Investment Trust’s (“NAREIT”) standards, which may not be comparable to FFO reported by other real estate investment trusts that do not define the term in accordance with NAREIT’s definition or that interpret NAREIT’s definition differently.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following table summarizes the Company’s exposure to a change in interest rates.

		Weighted	Effect of Change
	March 31, 2004	Average Interest	In Base Rates of
(amounts in thousands except per share amount)	Balance	Rate	1%
Variable rate	$124,000	12.48%	$1,240
Fixed rate	765,863	6.19%	—

	$889,863		1,240

Total effect on the Company’s annual net earnings per share — diluted			$0.25

     The fair value of the Company’s debt, estimated by discounting future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, exceeds the aggregate carrying amount by approximately $1,038,000 at March 31, 2004. Such fair value estimates are not necessarily indicative of the amounts that would be paid upon liquidation of the Company’s debt.

Item 4. Controls and Procedures

     (a) Disclosure Controls and Procedures - The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

     (b) Internal Control Over Financial Reporting — There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Neither Alexander’s, Inc. nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these routine legal actions will not be material to the Company’s financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

(b)	Reports on Form 8-K:

     During the quarter covered by this Quarterly Report on Form 10-Q Alexander’s, Inc. filed the following report on Form 8-K:

Period Covered (Date
of Event Reported)	Items Reported	Date Filed
February 18, 2004	Press release - $400 million mortgage financing on office space at Lexington Avenue Development Project	February 18, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC. (Registrant)
Date: May 6, 2004	/s/ Joseph Macnow
Joseph Macnow
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.
3.1	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

15.1	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a) certification of the Chief Executive Officer

31.2	Rule 13a-14(a) certification of the Chief Financial Officer

32.1	Section 1350 certification of the Chief Executive Officer

32.2	Section 1350 certification of the Chief Financial Officer

* Incorporated by reference.