Form 10-Q
period 2004-06-30
ALEXANDERS INC
filed 2004-08-05
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                         to

Commission File Number 001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Route 4 East, Paramus, New Jersey	07652

(Address of principal executive office)	(Zip Code)

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

As of July 23, 2004, there were 5,009,350 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$91,677	$91,496
Buildings, leaseholds and leasehold improvements	464,667	371,353
Construction in progress	323,715	346,166
Air rights acquired for 731 Lexington Avenue	17,531	17,531

Total	897,590	826,546
Accumulated depreciation and amortization	(68,184)	(62,744)

Real estate, net	829,406	763,802
Asset held for sale	432	432
Cash and cash equivalents	111,488	21,336
Escrow deposits and restricted cash	45,917	16,291
Accounts receivable, net of allowance for doubtful accounts of $232 and $55	4,028	3,101
Receivable arising from the straight-lining of rents	53,697	27,412
Deferred lease and other property costs (including unamortized leasing fees to Vornado Realty Trust (“Vornado”) of $39,402 and $31,021), net	69,151	61,594
Deferred debt expense, net	16,032	10,806
Other assets	8,731	16,222

TOTAL ASSETS	$1,138,882	$920,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt (including $124,000 due to Vornado)	$901,372	$731,485
Amounts due to Vornado	45,850	34,427
Accounts payable and accrued expenses	40,954	47,402
Liability for stock appreciation rights	81,535	44,917
Other liabilities	38,119	11,842

TOTAL LIABILITIES	1,107,830	870,073

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,174	5,174
Additional capital	25,393	24,843
Retained earnings	1,397	21,866

	31,964	51,883
Treasury shares: 164,100 and 172,600 shares at cost	(912)	(960)

TOTAL STOCKHOLDERS’ EQUITY	31,052	50,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,138,882	$920,996

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES
Property rentals	$27,136	$12,958	$51,703	$25,781
Expense reimbursements	7,663	7,198	16,861	14,098

Total revenues	34,799	20,156	68,564	39,879

EXPENSES
Operating (including management fees to Vornado of $593, $368, $972 and $731)	10,741	9,119	21,237	18,428
General and administrative (including stock appreciation rights compensation expense of $6,579, $9,923, $36,618 and $9,923 and management fees to Vornado of $540 and $1,080 in each three and six month period)	7,656	10,940	38,861	11,866
Depreciation and amortization	3,878	1,649	7,408	3,256

Total expenses	22,275	21,708	67,506	33,550

OPERATING INCOME (LOSS)	12,524	(1,552)	1,058	6,329
Interest and other income, net	279	215	737	338
Interest and debt expense (including interest on loans from Vornado)	(10,280)	(3,059)	(19,214)	(6,259)
Write off of unamortized deferred debt expense	—	—	(3,050)	—

NET INCOME (LOSS)	$2,523	$(4,396)	$(20,469)	$408

Net income (loss) per common share – basic	$0.50	$(0.88)	$(4.09)	$0.08

Net income (loss) per common share – diluted	$0.50	$(0.88)	$(4.09)	$0.08

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(20,469)	$408
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write off of unamortized deferred debt expense	3,050	—
Depreciation and amortization (including deferred debt expense)	9,067	5,172
Straight-lining of rental income	(26,285)	(1,009)
Change in operating assets and liabilities:
Accounts receivable, net	(927)	551
Amounts due to Vornado	8,715	(662)
Accounts payable and accrued expenses	1,601	(121)
Liability for stock appreciation rights	36,618	9,923
Other liabilities	48	(200)
Other	(2,043)	1,860

Net cash provided by operating activities	9,375	15,922

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to real estate	(83,617)	(127,585)
Cash restricted for operating liabilities	(3,397)	(1,374)

Net cash used in investing activities	(87,014)	(128,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (including $0 and $5,000 from Vornado)	424,832	92,457
Repayments of borrowings	(254,945)	(1,357)
Deferred debt expense	(2,694)	—
Exercise of share options	598	—

Net cash provided by financing activities	167,791	91,100

Net increase (decrease) in cash and cash equivalents	90,152	(21,937)
Cash and cash equivalents at beginning of period	21,336	45,239

Cash and cash equivalents at end of period	$111,488	$23,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $12,567 and $18,120 have been capitalized)	$29,378	$22,367

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

2. BASIS OF PRESENTATION

     The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Alexander’s, Inc. for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of Alexander’s, Inc. and all of its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period presentation.

     The Company currently operates in one business segment.

3. RELATIONSHIP WITH VORNADO REALTY TRUST

     Vornado owned 33.0% of the common stock of Alexander’s, Inc. as of June 30, 2004. Steven Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At June 30, 2004, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.5% of the outstanding common stock of Alexander’s, Inc., in addition to the common stock owned directly by Vornado, and 11.0% of the outstanding common shares of beneficial interest of Vornado.

     The Company is managed, and its properties are leased and developed, by Vornado pursuant to agreements with one-year terms, expiring in March of each year, which are automatically renewable. In conjunction with the original closing of the 731 Lexington Avenue construction loan (the “Construction Loan”) on July 3, 2002, these agreements were modified to cover the Company’s 731 Lexington Avenue property separately. Further, the management and development agreements with Vornado for the 731 Lexington Avenue property were amended to provide for a term lasting until substantial completion of the property with automatic renewals, and for the payment of the 731 Lexington Avenue development fee upon the earlier of January 3, 2006 or the full repayment of the Construction Loan encumbering the property.

     On May 27, 2004, the Company entered into a further agreement with Vornado under which Vornado provides property management services to the Company for an annual fee of $0.50 per square foot of tenant-occupied office and retail space at 731 Lexington Avenue. In addition, as of February 2003, the Company hired Building Maintenance Services (“BMS”), a wholly owned subsidiary of Vornado, to supervise the cleaning, engineering and security services at 731 Lexington Avenue

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for a fee of 6% of the Company’s costs for such services. Both of these agreements expire in March of each year and are automatically renewable.

     Vornado is paid a development fee equal to 6% of development costs, as defined, with a minimum guaranteed fee and cash payment of $750,000 per annum. For the Company’s 731 Lexington Avenue project, the development fee is estimated to be $26,300,000. Further, Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the 731 Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs, as defined, and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at June 30, 2004 under the line of credit with Vornado, discussed below, interest on those advances would be at 15% per annum.

     The annual fee payable to Vornado for management of the Company is $3,000,000 and, for property management at the Company’s Kings Plaza Regional Shopping Center (the “Mall”) is 3% of the Mall’s annual gross income.

     Vornado also provides all leasing services for the Company for a fee of (i) 3% of the gross proceeds, as defined, from the sale of an asset and (ii), in the event of a lease or sublease of an asset, 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Such amounts are payable annually in an amount not to exceed $2,500,000, until the present value of such installments, calculated at a discount rate of 9% per annum, equals the amount that would have been paid had they been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers, except in connection with the Bloomberg L.P. lease, where the tenant paid the third party broker directly.

     At June 30, 2004, the Company owed Vornado (i) $16,934,000 for development fees, (ii) $23,326,000 for leasing fees, (iii) $4,482,000 for the guarantee fee, (iv) $505,000 for interest, and (v) $603,000 for management fees and property management and cleaning fees.

     The following table shows the amounts accrued under the agreements discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2004	2003	2004	2003
Company management fees	$750	$750	$1,500	$1,500
Development fee, guarantee fee and rent for development office	1,609	3,578	3,312	6,948
Leasing fees	5,813	90	10,203	215
Property management fees and payments for cleaning, engineering and security services	461	199	1,123	352

	$8,633	$4,617	$16,138	$9,015

     At June 30, 2004, in addition to the fees and costs described above, the Company was indebted to Vornado in the amount of $124,000,000 comprised of (i) a $95,000,000 note and (ii) $29,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). Effective April 1, 2004, the term loan and line of credit were modified to reduce the spread from 9.48% to 6.00% and accordingly, the current interest rate on the loan and line of credit is 9.00%. The rate resets quarterly using the 6.00% spread to one-year treasuries with a 3% floor for treasuries. On July 3, 2002, in conjunction with the original closing of the Construction Loan, the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Construction Loan is fully repaid. The Company incurred interest (including the 1% unused commitment fee) on this debt of $2,874,000 and $3,837,000 in the three months ended June 30, 2004 and 2003, respectively, and $6,839,000 and $7,615,000 in the six months ended June 30, 2004 and 2003, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. 731 LEXINGTON AVENUE

     731 Lexington Avenue development is an approximately 1.3 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary). Of the construction budget of $630,000,000 (which excludes the development and guarantee fees to Vornado), $448,200,000 has been expended through June 30, 2004 and there is an additional $34,100,000 to which the Company has committed at such date. Construction is expected to be completed in 2005.

     At June 30, 2004, 707,000 square feet of office space has been leased and delivered to tenants including 695,000 square feet delivered to Bloomberg L.P. in November and December 2003. Payment of base rent for the Bloomberg L.P. space commences nine months from delivery of each parcel of space; rent recognition on a straight-line basis commenced on delivery.

     At June 30, 2004, 119,000 square feet of retail space has been leased and delivered to tenants including (i) 83,000 square feet delivered to The Home Depot on March 29, 2004 and (ii) 27,000 square feet delivered to Hennes & Mauritz on May 15, 2004. Payment of base rent on the 119,000 square feet commences six to nine months from delivery of each space; rent recognition on a straight-line basis commenced on delivery.

     The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through June 30, 2004, would produce an aggregate sale price of approximately $500,000,000 (reflecting the value of existing contracts and the offering price for the remaining units). As of June 30, 2004, the Company has received deposits of $36,654,000 on sales of the condominium units.

     During the six months ended June 30, 2004, the Company transferred approximately $93,480,000 from “Construction in progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered to tenants and placed into service during such period.

Financing of the Project

     On February 13, 2004, the Company completed a $400,000,000 mortgage financing on the office space. The loan was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and, beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. $7,233,000 of the $9,926,000 of "Deferred debt expense, net" associated with this financing was included in "Other assets" in the Consolidated Balance Sheet at December 31, 2003 and was reclassified in the three months ended March 31, 2004. Of the loan proceeds, $253,529,000 was used to repay the entire amount outstanding under the previously existing Construction Loan with Hypo Real Estate Capital Corporation.

     The Construction Loan was modified on February 13, 2004 so that the remaining availability was $237,000,000, which was approximately the amount estimated to complete the 731 Lexington Avenue project at the closing date (not including the development and guarantee fees to Vornado). The interest rate of the Construction Loan of LIBOR plus 2.5% (3.82% at June 30, 2004) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is fully repaid. In connection with reducing the principal amount of the Construction Loan, the Company wrote off $3,050,000, the proportionate share of unamortized deferred debt expense, in the first quarter of 2004 (shown in the Consolidated Statement of Operations as “Write off of unamortized deferred debt expense”). Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of 731 Lexington Avenue and funding of project costs in excess of a stated loan budget, if not funded by the Company. If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at June 30, 2004 under the line of credit with Vornado, interest on those advances would be at 15% per annum.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     There can be no assurance that the 731 Lexington Avenue project will be completed on time or completed for the budgeted amount. Any failure to complete the 731 Lexington Avenue project on time or within budget may adversely affect future cash flows and the Company’s financial condition.

5. LEASES

     The Company leases space to tenants in retail centers and an office building. Future base rental revenue under these non-cancelable operating leases is as follows (amounts in thousands):

Year Ending December 31,
2004	$27,775
2005	90,166
2006	89,437
2007	86,357
2008	90,292
Thereafter	1,653,801

     Bloomberg L.P. and Sears accounted for 36% and 12% of the Company’s consolidated revenues in the six months ended June 30, 2004, respectively. Sears accounted for 20% of consolidated revenues in the six months ended June 30, 2003.

6. DEBT

     The following is a summary of the Company’s outstanding debt.

		Interest Rate at	Balance at
		June 30,	June 30,	December 31,
(amounts in thousands except for percentages)	Maturity	2004	2004	2003
Fixed rate:
First mortgage secured by the office space at 731 Lexington Avenue	Feb. 2014	5.33%	$400,000	$—
First mortgage secured by the Kings Plaza Regional Shopping Center	June 2011	7.46%	215,170	216,586
First mortgage secured by the Rego Park I Shopping Center	June 2009	7.25%	82,000	82,000
First mortgage secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
Variable rate:
Term loan and line of credit to Vornado	Jan. 2006	9.00%	124,000	124,000
Construction loan secured by the retail and residential space at 731 Lexington Avenue	Jan. 2006	3.82%	12,202	240,899

			$901,372	$731,485

     At June 30, 2004, the principal repayments for the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2004	$1,810
2005	3,895
2006	140,401
2007	4,526
2008	4,817
Thereafter	745,923

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

     Neither Alexander’s, Inc. nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these routine legal actions will not be material to the Company’s financial condition or results of operations.

Flushing

     In the quarter ended December 31, 2003, the Company recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000 from a party that had agreed to purchase the Company’s Flushing property, net of $586,000 of costs associated with the transaction, as the party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, the Company received letters from the party demanding return of the deposit. The Company, after consulting with its legal counsel, does not believe the party is entitled to a return of the deposit. There can be no assurance that the party will not institute legal action and, if it does, that it will not be successful in requiring the Company to return all or a portion of the deposit.

Insurance

     The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets but is at risk for financial loss in excess of the policies’ limits. Such a loss could be material.

     Pursuant to the Terrorism Risk Insurance Act of 2002, regulated insurers must offer coverage through 2005 in their commercial property policies for losses resulting from defined “acts of terrorism.” As a result of the legislation, since June 2003, the Company has maintained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $200,000,000 per occurrence for non-certified acts. The Company is at risk for financial loss in excess of these limits, which loss could be material.

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

Environmental Remediation

     In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,488,000 has been paid as of June 30, 2004, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

     The Company has concluded that the large majority of the contamination at the site is historic and the result of past activities of third parties. Although the Company is pursuing claims against potentially responsible third parties, and negotiations are ongoing with a former owner of the property, there can be no assurance as to the extent that the Company will be successful in obtaining recovery from such parties of the remediation costs incurred. In addition, the costs associated with further pursuit of responsible parties may be prohibitive. The Company has not recorded an asset as of June 30, 2004 for possible recoveries of environmental remediation costs from potentially responsible third parties.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Kings Plaza

     The Company plans to construct a two-story freestanding building adjacent to the Kings Plaza Regional Shopping Center of approximately 200,000 square feet. The first floor of approximately 120,000 square feet has been leased to Lowe’s Home Improvement Warehouse (“Lowe’s”) and the lease is expected to commence in 2006. The cost of the project will be approximately $15,000,000, net of a reimbursement from Lowe’s and before reimbursement, if any, from the second story tenant(s). There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Letters of Credit

     Approximately $4,130,000 in standby letters of credit were issued at June 30, 2004.

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted income (loss) per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands except share and per share amounts)	2004	2003	2004	2003
Numerator:
Net income (loss)	$2,523	$(4,396)	$(20,469)	$408

Denominator:
Denominator for basic earnings per share – weighted average shares	5,007,141	5,000,850	5,004,655	5,000,850
Dilutive effect of stock options	53,769	—	—	1,217

Denominator for diluted earnings per share – weighted average shares and dilutive effect of stock options	5,060,910	5,000,850	5,004,655	5,002,067

Net income (loss) per common share
Basic	$0.50	$(0.88)	$(4.09)	$0.08

Diluted	$0.50	$(0.88)	$(4.09)	$0.08

     Options to purchase 96,500 shares of the common stock of Alexander’s, Inc. were considered in the computation of diluted earnings per share. These options are not included in the calculations of dilutive losses per share as they are anti-dilutive in those cases.

9. ASSET HELD FOR SALE

     On May 5, 2004, the Company entered into an agreement to sell 1.29 acres of land in White Plains, New York for $4,500,000, which would result in a gain of approximately $3,800,000. The Company has received a deposit of $225,000 from the purchaser. The sale is expected to close in the third quarter of 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Alexander’s, Inc.
Paramus, New Jersey

     We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 4, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein and throughout this Quarterly Report on Form 10-Q constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. The Company’s future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may,” “will” or other similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) national, regional and local economic conditions; (b) the consequences of any armed conflict involving, or terrorist attack against, the United States; (c) our ability to secure adequate insurance; (d) local conditions, such as an oversupply of space or a reduction in demand for real estate in the area; (e) competition from other available space; (f) whether tenants consider a property attractive; (g) the financial condition of our tenants, including the extent of tenant bankruptcies or defaults; (h) whether we are able to pass some or all of any increased operating costs we incur through to our tenants; (i) how well we manage our properties; (j) any increase in interest rates; (k) any decreases in market rental rates; (l) the timing and costs associated with property development, improvements and rentals; (m) changes in taxation or zoning laws; (n) government regulations; (o) our failure to continue to qualify as a real estate investment trust; (p) the availability of financing on acceptable terms or at all; (q) potential liabilities under environmental or other laws or regulations; (r) general competitive factors; (s) dependence upon Vornado Realty Trust (“Vornado”); and (t) possible conflicts of interest with Vornado.

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

Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and six months ended June 30, 2004 and 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during the six months ended June 30, 2004.

Application of Critical Accounting Policies

Real Estate

     As construction of 731 Lexington Avenue progresses and as components of the building are placed into service, the Company ceases capitalizing property operating expenses and interest expense and expenses these items, as well as depreciation, for those components. During the six months ended June 30, 2004, the Company transferred approximately $93,480,000 from “Construction in progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered to tenants and placed into service during such period.

Condominium Sales

     Income on deposits received for sales of residential condominium units at the 731 Lexington Avenue project has been deferred in accordance with the deposit method of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. As of June 30, 2004, the Company has received deposits of $36,654,000 on sales of the condominium units (included on the Consolidated Balance Sheets as an asset in “Escrow deposits and restricted cash” and as a liability in “Other liabilities”).

Stock Appreciation Rights

     Compensation expense for each stock appreciation right (“SAR”) is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, any previously recognized expense for a SAR would be reversed but not in excess of the net previously recognized expense. Based on Alexander’s, Inc. closing stock price of $167.74 at June 30, 2004 (compared to $160.00 at March 31, 2004 and $124.66 at December 31, 2003), the Company recorded SARs compensation expense of $6,579,000 and $36,618,000 in the three and six months ended June 30, 2004, respectively. The Company recorded SARs compensation expense of $9,923,000 in the three and six months ended June 30, 2003.

Results of Operations

     The Company had net income of $2,523,000 for the quarter ended June 30, 2004, compared to a net loss of $4,396,000 in the prior year quarter, and a net loss of $20,469,000 for the six months ended June 30, 2004, compared to net income of $408,000 in the prior year period. The results for the current year quarter and six months include (i) accruals of $6,579,000 and $36,618,000, respectively, for SARs compensation expense and (ii) $3,050,000 resulting from the write off of unamortized deferred debt expense in connection with the reduction of the principal amount of the construction loan for the 731 Lexington Avenue project (the “Construction Loan”). The results in the prior year include accruals of $9,923,000 in each period for SARs compensation expense.

     Property rentals were $27,136,000 in the quarter ended June 30, 2004, compared to $12,958,000 in the prior year quarter, an increase of $14,178,000, and $51,703,000 in the six months ended June 30, 2004, compared to $25,781,000 in the prior year period, an increase of $25,922,000. These increases were primarily attributable to rent recognition on a straight-line basis under leases with tenants to whom space was delivered at 731 Lexington Avenue. The following table shows the amounts recognized.

(amounts in thousands)

			Three Months Ended	Six Months Ended
Tenant	Delivery Date	Square Feet	June 30, 2004	June 30, 2004
Bloomberg L.P.	Various(1)	695,000	$11,337	$22,653
The Home Depot	Mar. 29, 2004	83,000	1,915	1,991
Hennes & Mauritz	May 15, 2004	27,000	705	705
Other tenants	Various	22,000	546	546

			$14,503	$25,895

(1)Space was delivered as follows: November 14, 2003 — 605,000 square feet; December 26, 2003 — 83,000 square feet; and February 9, 2004 — 7,000 square feet.

     Tenant expense reimbursements were $7,663,000 in the quarter ended June 30, 2004, compared to $7,198,000 in the prior year quarter, an increase of $465,000, and $16,861,000 in the six months ended June 30, 2004, compared to $14,098,000 in the prior year period, an increase of $2,763,000. These increases were largely due to (i) reimbursements from Bloomberg L.P. and (ii) a non-recurring billing adjustment of $394,000 for two tenants at the Kings Plaza Regional Shopping Center.

     Operating expenses were $10,741,000 in the quarter ended June 30, 2004, compared to $9,119,000 in the prior year quarter, an increase of $1,622,000, and $21,237,000 in the six months ended June 30, 2004, compared to $18,428,000 in the prior year period, an increase of $2,809,000. Of these increases, $2,720,000 resulted from operating expenses at 731 Lexington Avenue of which $2,095,000 were reimbursed by Bloomberg L.P. and $685,000 were non-reimbursable expenses incurred during tenants’ construction periods.

     General and administrative expenses were $7,656,000 in the quarter ended June 30, 2004, compared to $10,940,000 in the prior year quarter, a decrease of $3,284,000, and $38,861,000 in the six months ended June 30, 2004, compared to $11,866,000 in the prior year period, an increase of $26,995,000. The decrease for the three month period primarily resulted from a decrease in the accrual for SARs compensation expense. The increase for the six month period primarily resulted from an increase in the accrual for SARs compensation expense.

     Depreciation and amortization expense was $3,878,000 in the quarter ended June 30, 2004, compared to $1,649,000 in the prior year quarter, an increase of $2,229,000, and $7,408,000 in the six months ended June 30, 2004, compared to $3,256,000 in the prior year period, an increase of $4,152,000. These increases were due to depreciation on the space delivered to tenants at 731 Lexington Avenue, as noted above.

     Interest and other income, net, was $279,000 in the quarter ended June 30, 2004, compared to $215,000 in the prior year quarter, an increase of $64,000, and $737,000 in the six months ended June 30, 2004, compared to $338,000 in the prior year period, an increase of $399,000. These increases resulted primarily from larger average cash balances in the current year periods.

     Interest and debt expense was $10,280,000 in the quarter ended June 30, 2004, compared to $3,059,000 in the prior year quarter, an increase of $7,221,000, and $19,214,000 in the six months ended June 30, 2004, compared to $6,259,000 in the prior year period, an increase of $12,955,000. These increases resulted from (i) lower amounts of capitalized interest in the current year periods as the Company began to place portions of 731 Lexington Avenue in service beginning in November 2003 (respective interest of $5,838,000 and $12,567,000 has been capitalized in 2004, as compared to $9,388,000 and $18,120,000 in 2003) and (ii) an increase in average debt outstanding chiefly due to the $400,000,000 731 Lexington Avenue office financing and the Construction Loan (from approximately $571,000,000 to $854,000,000 in the current year six month period), partially offset by (iii) a decline in average interest rate (from approximately 7.82% to 6.79% in the current year six month period).

     In connection with reducing the principal amount of the Construction Loan on February 13, 2004, the Company wrote off $3,050,000, the proportionate share of unamortized deferred debt expense, in the first quarter of 2004.

Liquidity and Capital Resources

     In the aggregate, the Company’s operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the 731 Lexington Avenue property, which is expected in 2005, the Company expects that cash flow will become positive.

Development Projects

731 Lexington Avenue

     731 Lexington Avenue is an approximately 1.3 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary). Of the construction budget of $630,000,000 (which excludes the development and guarantee fees to Vornado), $448,200,000 has been expended through June 30, 2004 and there is an additional $34,100,000 to which the Company has committed at such date. Construction is expected to be completed in 2005.

     At June 30, 2004, 707,000 square feet of office space has been leased and delivered to tenants including 695,000 square feet delivered to Bloomberg L.P. in November and December 2003. Payment of base rent for the Bloomberg L.P. space commences nine months from delivery of each parcel of space; rent recognition on a straight-line basis commenced on delivery.

     At June 30, 2004, 119,000 square feet of retail space has been leased and delivered to tenants including (i) 83,000 square feet delivered to The Home Depot on March 29, 2004 and (ii) 27,000 square feet delivered to Hennes & Mauritz on May 15, 2004. Payment of base rent on the 119,000 square feet commences six to nine months from delivery of each space; rent recognition on a straight-line basis commenced on delivery.

     The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through June 30, 2004, would produce an aggregate sale price of approximately $500,000,000 (reflecting the value of existing contracts and the offering price for the remaining units). As of June 30, 2004, the Company has received deposits of $36,654,000 on sales of the condominium units.

     During the six months ended June 30, 2004, the Company transferred approximately $93,480,000 from “Construction in progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered to tenants and placed into service during such period.

Financing of the Project

     On February 13, 2004, the Company completed a $400,000,000 mortgage financing on the office space. The loan was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and, beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. Of the loan proceeds, $253,529,000 were used to repay the entire amount outstanding under the previously existing Construction Loan with Hypo Real Estate Capital Corporation.

     The Construction Loan was modified on February 13, 2004 so that the remaining availability was $237,000,000, which was approximately the amount estimated to complete the 731 Lexington Avenue project at the closing date (not including the development and guarantee fees to Vornado). The interest rate of the Construction Loan of LIBOR plus 2.5% (3.82% at June 30, 2004) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is fully repaid. Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of 731 Lexington Avenue and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at June 30, 2004 under the line of credit with Vornado, interest on those advances would be at 15% per annum.

Proceeds from the Mortgage Financing

     As noted above, $253,529,000 of the proceeds from the $400,000,000 mortgage financing on the 731 Lexington Avenue office space were used to repay the entire amount outstanding under the previously existing Construction Loan. $12,559,000 of the proceeds were used to fund escrow accounts required under the financing arrangement (reflected on the Consolidated Balance Sheet as “Escrow deposits and restricted cash”) including a reserve of $5,747,000 at June 30, 2004, which will be used for interest payments until Bloomberg L.P. begins to pay rent under its lease. The remaining proceeds, after $1,328,000 of financing costs, were $132,584,000; the Company has subsequently used approximately $43,000,000 of these proceeds to fund capital expenditures for the 731 Lexington Avenue project in lieu of borrowings under the Construction Loan.

     There can be no assurance that the 731 Lexington Avenue project will be completed on time or completed for the budgeted amount. Any failure to complete the 731 Lexington Avenue project on time or within budget may adversely affect future cash flows and funds from operations and the Company’s financial condition.

Kings Plaza

     The Company plans to construct a two-story freestanding building adjacent to the Kings Plaza Regional Shopping Center of approximately 200,000 square feet. The first story of approximately 120,000 square feet has been leased to Lowe’s Home Improvement Warehouse (“Lowe’s”) and the lease is expected to commence in 2006. The cost of the project will be approximately $15,000,000, net of a reimbursement from Lowe’s and before reimbursement, if any, from the second story tenant(s). There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Asset Held for Sale

     On May 5, 2004, the Company entered into an agreement to sell 1.29 acres of land it owns in White Plains, New York for $4,500,000, which would result in a gain of approximately $3,800,000. The Company has received a deposit of $225,000 from the purchaser. The sale is expected to close in the third quarter of 2004.

Flushing

     In the quarter ended December 31, 2003, the Company recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000 from a party that had agreed to purchase the Company’s Flushing property, net of

$586,000 of costs associated with the transaction, as the party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, the Company received letters from the party demanding return of the deposit. The Company, after consulting with its legal counsel, does not believe the party is entitled to a return of the deposit. There can be no assurance that the party will not institute legal action and, if it does, that it will not be successful in requiring the Company to return all or a portion of the deposit.

Insurance

     Pursuant to the Terrorism Risk Insurance Act of 2002, regulated insurers must offer coverage through 2005 in their commercial property policies for losses resulting from defined “acts of terrorism.” As a result of the legislation, since June 2003, the Company has maintained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $200,000,000 per occurrence for non-certified acts. The Company is at risk for financial loss in excess of these limits, which loss could be material.

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

Stock Appreciation Rights

     As of June 30, 2004, 850,000 SARs were outstanding and exercisable at a weighted average exercise price of $71.82. The agreements for these SARs require that they be settled in cash. Had the holders of these SARs chosen to exercise their rights as of June 30, 2004, the Company would have had to pay $81,535,000 in cash. Any further appreciation in the Alexander’s, Inc. stock price from the closing stock price of $167.74 at June 30, 2004 will increase the cash the Company would have to pay upon exercise and may impact liquidity by requiring the Company to secure additional borrowings to replace such a cash outflow.

Cash Flows

Six Months Ended June 30, 2004

     Net cash provided by operating activities of $9,375,000 was comprised of (i) the net change in operating assets and liabilities of $44,012,000, partially offset by (ii) a net loss of $20,469,000 and (iii) non-cash items of $14,168,000. The adjustments for non-cash items were comprised of (a) the effect of straight-lining of rental income of $26,285,000, partially offset by (b) $9,067,000 of depreciation and amortization and (c) $3,050,000 resulting from the write off of unamortized deferred debt expense.

     Net cash used in investing activities of $87,014,000 was comprised of capital expenditures of $83,617,000 and net cash restricted for operating liabilities of $3,397,000. The capital expenditures primarily related to the 731 Lexington Avenue project.

     Net cash provided by financing activities of $167,791,000 resulted primarily from borrowings collateralized by 731 Lexington Avenue of $424,832,000, partially offset by debt repayments of $254,945,000 and debt issuance costs of $2,694,000.

Six Months Ended June 30, 2003

     Net cash provided by operating activities of $15,922,000 was comprised of (i) net income of $408,000, (ii) non-cash items of $4,163,000 and (iii) the net change in operating assets and liabilities of $11,351,000. The adjustments for non-cash items were comprised of (a) depreciation and amortization of $5,172,000, partially offset by (b) the effect of straight-lining of rental income of $1,009,000.

     Net cash used in investing activities of $128,959,000 was primarily comprised of capital expenditures of $127,585,000. The capital expenditures were primarily related to the 731 Lexington Avenue project.

     Net cash provided by financing activities of $91,100,000 resulted from borrowings of $92,457,000 primarily to fund capital expenditures for the 731 Lexington Avenue project, partially offset by debt repayments of $1,357,000.

Funds from Operations for the Three and Six Months Ended June 30, 2004 and 2003

     Funds from Operations (“FFO”) was a positive $6,401,000 in the quarter ended June 30, 2004, compared to a negative $2,747,000 in the prior year quarter, an increase of $9,148,000, and a negative $13,061,000 in the six months ended June 30, 2004, compared to a positive $3,664,000 in the prior year period, a decrease of $16,725,000. FFO for the three and six months ended June 30, 2004 includes (i) accruals for SARs compensation expense of $6,579,000 and $36,618,000, respectively, and (ii) $3,050,000 resulting from the write off of unamortized deferred debt expense in connection with the reduction of the principal amount of the Construction Loan for the 731 Lexington Avenue project. FFO for the three and six months ended June 30, 2003 includes an accrual for SARs compensation expense of $9,923,000 in each period. The following table reconciles net income (loss) to FFO.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2004	2003	2004	2003
Net income (loss)	$2,523	$(4,396)	$(20,469)	$408
Depreciation and amortization of real property	3,878	1,649	7,408	3,256

Funds from operations	$6,401	$(2,747)	$(13,061)	$3,664

     FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs, which is disclosed in the consolidated statements of cash flows. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income (loss) as an indicator of the Company’s operating performance. Management considers FFO a relevant supplemental measure of operating performance because it provides a basis for comparison among real estate investment trusts. FFO is computed in accordance with the National Association of Real Estate Investment Trust’s (“NAREIT”) standards, which may not be comparable to FFO reported by other real estate investment trusts that do not define the term in accordance with NAREIT’s definition or that interpret NAREIT’s definition differently.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table summarizes the Company’s exposure to a change in interest rates.

			Annual
			Effect of
		Weighted	Change In
(amounts in thousands except	June 30, 2004	Average Interest	Base Rates
per share amounts and percentages)	Balance	Rate	of 1%
Variable rate	$136,202	8.54%	$1,362
Fixed rate	765,170	6.19%	—

	$901,372		1,362

Total effect on annual net earnings per share – diluted			$0.27

     The fair value of the Company’s debt, estimated by discounting future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $50,674,000 at June 30, 2004. Such fair value estimates are not necessarily indicative of the amounts that would be paid upon liquidation of the Company’s debt.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures – The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

     (b) Internal Control Over Financial Reporting – There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On May 27, 2004, the Company held its Annual Meeting of Stockholders. Two proposals were presented for approval for which the stockholders voted, in person or by proxy. The results of the voting are shown below.

1)The election of three nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualified.

	Votes Cast	Votes
Nominees	For	Withheld
Michael D. Fascitelli	4,373,119	129,189
David Mandelbaum	4,492,770	9,538
Dr. Richard R. West	4,492,270	10,038

Because of the nature of the election of directors, there were no abstentions or broker non-votes.

2)The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors.

Votes Cast	Votes Cast
For	Against	Abstentions
4,501,687	512	109

Because of the nature of the ratification of the Company’s independent auditors, there were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

     (b) Reports on Form 8-K

During the quarter covered by this Quarterly Report on Form 10-Q, Alexander’s, Inc. filed the following report on Form 8-K:

Period Covered (Date
of Event Reported)	Items Reported	Date Filed
May 27, 2004	Election of Company’s Chief Executive Officer, Steven Roth, to additional position of Chairman of the Board, and appointment of Stephen Mann, former Chairman, to position of Chief Operating Officer	June 1, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.

(Registrant)

Date: August 5, 2004	/s/ Joseph Macnow

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