Form 10-Q
period 2004-09-30
ALEXANDERS INC
filed 2004-11-03
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

[X] Yes     [   ] No

As of October 22, 2004, there were 5,012,850 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$91,677	$91,496
Buildings, leaseholds and leasehold improvements	464,681	371,353
Construction in progress	351,357	346,166
Air rights acquired for 731 Lexington Avenue	17,531	17,531

Total	925,246	826,546
Accumulated depreciation and amortization	(70,821)	(62,744)

Real estate, net	854,425	763,802
Asset held for sale	—	432
Cash and cash equivalents	126,750	21,336
Escrow deposits and restricted cash	55,273	16,291
Accounts receivable, net of allowance for doubtful accounts of $272 and $55	4,124	3,101
Receivable arising from the straight-lining of rents	66,103	27,412
Deferred lease and other property costs (including unamortized leasing fees to Vornado Realty Trust (“Vornado”) of $38,677 and $31,021), net	68,443	61,594
Deferred debt expense, net	15,954	10,806
Other assets	9,757	16,222

TOTAL ASSETS	$1,200,829	$920,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt (including $124,000 due to Vornado)	$933,979	$731,485
Amounts due to Vornado	47,129	34,427
Accounts payable and accrued expenses	42,355	47,402
Liability for stock appreciation rights	108,191	44,917
Other liabilities	49,570	11,842

TOTAL LIABILITIES	1,181,224	870,073

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,174	5,174
Additional capital	25,621	24,843
(Accumulated deficit) retained earnings	(10,296)	21,866

	20,499	51,883
Treasury shares: 160,600 and 172,600 shares at cost	(894)	(960)

TOTAL STOCKHOLDERS’ EQUITY	19,605	50,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,200,829	$920,996

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES
Property rentals	$29,009	$12,478	$80,712	$38,259
Expense reimbursements	9,826	7,424	26,687	21,522

Total revenues	38,835	19,902	107,399	59,781

EXPENSES
Operating (including management fees to Vornado of $474, $365, $1,446 and $1,096)	12,732	9,491	33,969	27,919
General and administrative (including stock appreciation rights compensation expense of $26,656, $18,708, $63,274 and $28,631 and management fees to Vornado of $540 and $1,620 in each three and nine month period).	27,627	19,668	66,488	31,534
Depreciation and amortization	3,785	1,790	11,193	5,046

Total expenses	44,144	30,949	111,650	64,499

OPERATING LOSS	(5,309)	(11,047)	(4,251)	(4,718)
Interest and other income, net	353	161	1,090	499
Interest and debt expense (including interest on loans from Vornado)	(10,599)	(2,674)	(29,813)	(8,933)
Write-off of unamortized deferred debt expense	—	—	(3,050)	—

Loss before gain on sale of real estate	(15,555)	(13,560)	(36,024)	(13,152)
Gain on sale of real estate	3,862	—	3,862	—

NET LOSS	$(11,693)	$(13,560)	$(32,162)	$(13,152)

Net loss per common share (basic and diluted):
Loss before gain on sale of real estate	$(3.10)	$(2.71)	$(7.19)	$(2.63)
Gain on sale of real estate	0.77	—	0.77	—

Net loss	$(2.33)	$(2.71)	$(6.42)	$(2.63)

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,162)	$(13,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of unamortized deferred debt expense	3,050	—
Gain on sale of real estate	(3,862)	—
Depreciation and amortization (including deferred debt expense)	13,689	7,912
Straight-lining of rental income	(38,691)	(1,313)
Change in operating assets and liabilities:
Accounts receivable, net	(1,023)	956
Amounts due to Vornado	8,840	(382)
Accounts payable and accrued expenses	8,460	(289)
Liability for stock appreciation rights	63,274	28,631
Other liabilities	(168)	(267)
Other	(3,501)	1,463

Net cash provided by operating activities	17,906	23,559

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to real estate	(115,577)	(180,423)
Cash restricted for operating liabilities	(1,086)	(2,461)
Net proceeds from sale of real estate	4,294	—

Net cash used in investing activities	(112,369)	(182,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (including $0 and $5,000 from Vornado)	458,306	136,756
Repayments of borrowings	(255,812)	(2,010)
Deferred debt expense	(3,461)	—
Exercise of share options	844	—

Net cash provided by financing activities	199,877	134,746

Net increase (decrease) in cash and cash equivalents	105,414	(24,579)
Cash and cash equivalents at beginning of period	21,336	45,239

Cash and cash equivalents at end of period	$126,750	$20,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $18,628 and $28,607 have been capitalized)	$45,086	$34,444

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

2. BASIS OF PRESENTATION

     The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Alexander’s, Inc. for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of Alexander’s, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period presentation.

     The Company currently operates in one business segment.

3. RELATIONSHIP WITH VORNADO REALTY TRUST

     Vornado owned 33.0% of the common stock of Alexander’s, Inc. as of September 30, 2004. Steven Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At September 30, 2004, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.4% of the outstanding common stock of Alexander’s, Inc., and 11.0% of the outstanding common shares of beneficial interest of Vornado.

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

     On May 27, 2004, the Company entered into a further agreement with Vornado under which Vornado provides property management services to the Company for an annual fee of $0.50 per square foot of tenant-occupied office and retail space at 731 Lexington Avenue. In addition, as of February 2003, the Company hired Building Maintenance Services (“BMS”), a wholly owned subsidiary of Vornado, to supervise the cleaning, engineering and security services at 731 Lexington Avenue for a fee of 6% of the Company’s costs for such services. Both of these agreements expire in March of each year and are automatically renewable.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Vornado is paid a development fee equal to 6% of development costs, as defined, with a minimum guaranteed fee and cash payment of $750,000 per annum. For the Company’s 731 Lexington Avenue project, the development fee is estimated to be $26,300,000. Further, Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the 731 Lexington Avenue project and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). The $6,300,000 estimated fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs, as defined, and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at September 30, 2004 under the line of credit with Vornado, discussed below, interest on those advances would be at 15% per annum.

     The annual fee payable to Vornado for management of the Company is $3,000,000 and, for property management at the Company’s Kings Plaza Regional Shopping Center (the “Mall”), 3% of the Mall’s annual gross income.

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

     At September 30, 2004, the Company owed Vornado (i) $17,881,000 for development fees, (ii) $23,336,000 for leasing fees, (iii) $4,689,000 for the guarantee fee, (iv) $505,000 for interest, and (v) $718,000 for management fees and property management and cleaning fees.

     The following table shows the amounts accrued under the agreements discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2004	2003	2004	2003
Company management fees	$750	$750	$2,250	$2,250
Development fee, guarantee fee and rent for development office	1,384	1,968	4,696	8,916
Leasing fees	790	209	10,993	834
Property management fees and payments for cleaning, engineering and security services	633	277	1,756	588

	$3,557	$3,204	$19,695	$12,588

     At September 30, 2004, in addition to the fees and costs described above, the Company was indebted to Vornado in the amount of $124,000,000 comprised of (i) a $95,000,000 note and (ii) $29,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). Effective April 1, 2004, the term loan and line of credit were modified to reduce the spread from 9.48% to 6.00% and accordingly, the current interest rate on the loan and line of credit is 9.00%. The rate resets quarterly using the 6.00% spread to one-year treasuries with a 3% floor for treasuries. On July 3, 2002, in conjunction with the original closing of the Construction Loan, the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Construction Loan is fully repaid. The Company incurred interest (including the 1% unused commitment fee) on this debt of $2,906,000 and $4,010,000 in the three months ended September 30, 2004 and 2003, respectively, and $9,745,000 and $11,625,000 in the nine months ended September 30, 2004 and 2003, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. 731 LEXINGTON AVENUE

     731 Lexington Avenue is an approximately 1.3 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary). Of the construction budget of $630,000,000 (which excludes the development and guarantee fees to Vornado), $468,900,000 has been expended through September 30, 2004 and there is an additional $24,400,000 to which the Company has committed at such date. Construction is expected to be completed in 2005.

     At September 30, 2004, 707,000 square feet of office space has been leased and delivered to tenants including 695,000 square feet delivered to Bloomberg L.P. in November and December 2003. Payment of base rent for the Bloomberg L.P. space commences nine months from delivery of each parcel of space; rent recognition on a straight-line basis commenced on delivery.

     At September 30, 2004, 153,000 square feet of retail space has been leased of which 119,000 square feet has been delivered to tenants including (i) 83,000 square feet delivered to The Home Depot on March 29, 2004 and (ii) 27,000 square feet delivered to Hennes & Mauritz on May 15, 2004. Payment of base rent on the 119,000 square feet commences six to nine months from delivery of each space; rent recognition on a straight-line basis commenced on delivery.

     The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through September 30, 2004, would produce an aggregate sale price of approximately $500,000,000 (reflecting the value of existing contracts and the offering price for the remaining units). As of September 30, 2004, the Company has received deposits of $48,321,000 on sales of the condominium units.

     During the nine months ended September 30, 2004, the Company transferred approximately $93,480,000 from “Construction in progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered to tenants and placed into service during such period.

Financing of the Project

     On February 13, 2004, the Company closed a $400,000,000 mortgage financing on the office space. The loan was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and, beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. $7,223,000 of the $10,692,000 of “Deferred debt expense, net” associated with this financing was included in “Other assets” in the Consolidated Balance Sheet at December 31, 2003 and was reclassified in the three months ended March 31, 2004. Of the loan proceeds, $253,529,000 were used to repay the entire amount outstanding under the previously existing Construction Loan with Hypo Real Estate Capital Corporation.

     The Construction Loan was modified on February 13, 2004 so that the remaining availability was $237,000,000, which was approximately the amount estimated to complete the 731 Lexington Avenue project at the closing date (not including the development and guarantee fees to Vornado). The interest rate on the Construction Loan of LIBOR plus 2.5% (4.34% at September 30, 2004) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is fully repaid. In connection with reducing the principal amount of the Construction Loan, the Company wrote -off $3,050,000, the proportionate share of unamortized deferred debt expense, in the first quarter of 2004 (shown in the Consolidated Statement of Operations as “Write-off of unamortized deferred debt expense”). Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of 731 Lexington Avenue and funding of project costs in excess of a stated loan budget, if not funded by the Company. If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at September 30, 2004 under the line of credit with Vornado, interest on those advances would be at 15% per annum.

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

5. LEASES

     The Company leases space to tenants in retail centers and an office building. Future base rental revenue under these non-cancelable operating leases is as follows (amounts in thousands):

Year Ending December 31,
2004	$20,750
2005	90,592
2006	89,607
2007	86,556
2008	90,057
Thereafter	1,666,571

     Bloomberg L.P. and Sears accounted for 39% and 11% of the Company’s consolidated revenues in the nine months ended September 30, 2004, respectively. Sears accounted for 20% of consolidated revenues in the nine months ended September 30, 2003.

6. DEBT

     The following is a summary of the Company’s outstanding debt.

		Interest Rate at	Balance at
		September	September 30,	December 31,
(amounts in thousands except for percentages)	Maturity	30, 2004	2004	2003
Fixed rate:
First mortgage secured by the office space at 731 Lexington Avenue	Feb. 2014	5.33%	$400,000	$—
First mortgage secured by the Kings Plaza Regional Shopping Center	June 2011	7.46%	214,463	216,586
First mortgage secured by the Rego Park I Shopping Center	June 2009	7.25%	81,840	82,000
First mortgage secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
Variable rate:
Term loan and line of credit to Vornado	Jan. 2006	9.00%	124,000	124,000
Construction loan secured by the retail and residential space at 731 Lexington Avenue	Jan. 2006	4.34%	45,676	240,899

			$933,979	$731,485

     At September 30, 2004, the principal repayments for the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2004	$944
2005	3,895
2006	173,875
2007	4,526
2008	4,817
Thereafter	745,922

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

Flushing

     In the fourth quarter of 2003, the Company recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000 from a party that had agreed to purchase the Company’s Flushing property, net of $586,000 of costs associated with the transaction, as the party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, the Company received letters from the party demanding return of the deposit. The Company, after consulting with its legal counsel, does not believe the party is entitled to a return of the deposit. There can be no assurance that the party will not institute legal action and, if it does, that it will not be successful in requiring the Company to return all or a portion of the deposit.

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

Environmental Remediation

     In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,504,000 has been paid as of September 30, 2004, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

     The Company has concluded that the large majority of the contamination at the site is historic and the result of past activities of third parties. Although the Company is pursuing claims against potentially responsible third parties, and negotiations are ongoing with a former owner of the property, there can be no assurance as to the extent that the Company will be successful in obtaining recovery from such parties of the remediation costs incurred. In addition, the costs associated with further pursuit of responsible parties may be prohibitive. The Company has not recorded an asset as of September 30, 2004 for possible recoveries of environmental remediation costs from potentially responsible third parties.

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

Letters of Credit

     Approximately $4,130,000 in standby letters of credit were issued at September 30, 2004.

8. LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands except share and per share amounts)	2004	2003	2004	2003
Numerator:
Loss before gain on sale of real estate	$(15,555)	$(13,560)	$(36,024)	$(13,152)
Gain on sale or real estate	3,862	—	3,862	—

Net loss	$(11,693)	$(13,560)	$(32,162)	$(13,152)

Denominator:
Denominator (basic and diluted) - weighted-average shares	5,010,627	5,000,850	5,006,660	5,000,850

Net loss per common share (basic and diluted):
Loss before gain on sale of real estate	$(3.10)	$(2.71)	$(7.19)	$(2.63)
Gain on sale of real estate	0.77	—	0.77	—

Net loss	$(2.33)	$(2.71)	$(6.42)	$(2.63)

     Options to purchase 93,000 shares of the common stock of Alexander’s, Inc. were not included in the computation of loss per share as they are anti-dilutive.

9. GAIN ON SALE OF REAL ESTATE

     On August 12, 2004, the Company sold 1.29 acres of land in White Plains, New York for $4,500,000, resulting in a gain of $3,862,000. The Company paid a commission of $135,000 to Vornado, which is included in the expenses relating to the sale.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Alexander’s, Inc.
Paramus, New Jersey

     We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
November 3, 2004

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

Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and nine months ended September 30, 2004 and 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during the nine months ended September 30, 2004.

Application of Critical Accounting Policies

Real Estate

     As construction of 731 Lexington Avenue progresses and as components of the building are placed into service, the Company ceases capitalizing property operating expenses and interest expense and expenses these items, as well as depreciation, for those components. During the nine months ended September 30, 2004, the Company transferred approximately $93,480,000 from “Construction in progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered to tenants and placed into service during such period.

Condominium Sales

     Income on deposits received for sales of residential condominium units at the 731 Lexington Avenue project has been deferred in accordance with the deposit method of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. As of September 30, 2004, the Company has received deposits of $48,321,000 on sales of the condominium units (included on the Consolidated Balance Sheets as an asset in “Escrow deposits and restricted cash” and as a liability in “Other liabilities”).

Stock Appreciation Rights

     Compensation expense for each stock appreciation right (“SAR”) is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, any previously recognized expense for a SAR would be reversed but not in excess of the net previously recognized expense. Based on Alexander’s, Inc. closing stock price of $199.10 at September 30, 2004 (compared to $167.74 at June 30, 2004 and $124.66 at December 31, 2003), the Company recorded SARs compensation expense of $26,656,000 and $63,274,000 in the three and nine months ended September 30, 2004, respectively. The Company recorded SARs compensation expense of $18,708,000 and $28,631,000 in the three and nine months ended September 30, 2003, respectively.

Results of Operations

     The Company had a net loss of $11,693,000 for the quarter ended September 30, 2004, compared to a net loss $13,560,000 in the prior year quarter. The results for the current year quarter include (i) an accrual of $26,656,000 for SARs compensation expense, and (ii) income of $3,862,000 from the sale of land in White Plains, New York. The results in the prior year quarter include an accrual of $18,708,000 for SARs compensation expense.

     The Company had a net loss of $32,162,000 in the nine months ended September 30, 2004, compared to a net loss $13,152,000 in the prior year period. The results for the current year nine months include (i) an accrual of $63,274,000, for SARs compensation expense, (ii) expense of $3,050,000 from the write-off of unamortized deferred debt expense in connection with the reduction of the principal amount of the construction loan for the 731 Lexington Avenue project (the “Construction Loan”), and (iii) income of $3,862,000 from the sale of land in White Plains, New York. The results in the prior year nine months include an accrual of $28,631,000, for SARs compensation expense.

     Property rentals were $29,009,000 in the quarter ended September 30, 2004, compared to $12,478,000 in the prior year quarter, an increase of $16,531,000, and $80,712,000 in the nine months ended September 30, 2004, compared to $38,259,000 in the prior year period, an increase of $42,453,000. These increases were primarily attributable to rent recognition under leases with tenants to whom space was delivered at 731 Lexington Avenue. The following table shows the amounts recognized.

(amounts in thousands except square feet)

			Three Months Ended	Nine Months Ended
Tenant	Delivery Date	Square Feet	September 30, 2004	September 30, 2004
Bloomberg L.P.	Various	695,000	$11,723	$34,376
The Home Depot	Mar. 29, 2004	83,000	2,053	4,044
Hennes & Mauritz	May 15, 2004	27,000	1,412	2,117
Other tenants	Various	21,000	1,074	1,620

			$16,262	$42,157

     Tenant expense reimbursements were $9,826,000 in the quarter ended September 30, 2004, compared to $7,424,000 in the prior year quarter, an increase of $2,402,000, and $26,687,000 in the nine months ended September 30, 2004, compared to $21,522,000 in the prior year period, an increase of $5,165,000. These increases were largely due to (i) reimbursements from Bloomberg L.P. and (ii) a non-recurring billing adjustment of $394,000 for two tenants at the Kings Plaza Regional Shopping Center.

     Operating expenses were $12,732,000 in the quarter ended September 30, 2004, compared to $9,491,000 in the prior year quarter, an increase of $3,241,000. This increase resulted primarily from operating expenses at 731 Lexington Avenue of $2,688,000, of which $2,019,000 was reimbursed by Bloomberg L.P. Operating expenses were $33,969,000 in the nine months ended September 30, 2004, compared to $27,919,000 in the prior year period, an increase of $6,050,000. This increase resulted primarily from operating expenses at 731 Lexington Avenue of $5,469,000, of which $4,046,000, was reimbursed by Bloomberg L.P.

     General and administrative expenses were $27,627,000 in the quarter ended September 30, 2004, compared to $19,668,000 in the prior year quarter, an increase of $7,959,000, and $66,488,000 in the nine months ended September 30, 2004, compared to $31,534,000 in the prior year period, an increase of $34,954,000. The increases for the quarter and nine month period primarily resulted from increases in the accrual for SARs compensation expense.

     Depreciation and amortization expense was $3,785,000 in the quarter ended September 30, 2004, compared to $1,790,000 in the prior year quarter, an increase of $1,995,000, and $11,193,000 in the nine months ended September 30, 2004, compared to $5,046,000 in the prior year period, an increase of $6,147,000. These increases were due to depreciation on the space delivered to tenants at 731 Lexington Avenue, as noted above.

     Interest and other income, net, was $353,000 in the quarter ended September 30, 2004, compared to $161,000 in the prior year quarter, an increase of $192,000, and $1,090,000 in the nine months ended September 30, 2004, compared to $499,000 in the prior year period, an increase of $591,000. These increases resulted primarily from higher average cash balances in the current year periods.

     Interest and debt expense was $10,599,000 in the quarter ended September 30, 2004, compared to 2,674,000 in the prior year quarter, an increase of $7,925,000, and $29,813,000 in the nine months ended September 30, 2004, compared to $8,933,000 in the prior year period, an increase of $20,880,000. These increases resulted from (i) lower amounts of capitalized interest in the current year periods as the Company began to place portions of 731 Lexington Avenue in service beginning in November 2003 (interest of $6,061,000 and $18,628,000 has been capitalized in 2004, as compared to $10,485,000 and $28,607,000 in 2003) and (ii) an increase in average debt outstanding in this year’s quarter of $259,300,000 and this year’s nine months of $272,200,000, primarily due to the 731 Lexington Avenue office financing of $400,000,000, partially offset by (iii) a decline in average interest rates of 0.76% in this year’s quarter and 0.92% in this year’s nine months.

     In connection with reducing the principal amount of the Construction Loan on February 13, 2004, the Company wrote-off $3,050,000, the proportionate share of unamortized deferred debt expense, in the first quarter of 2004.

     On August 12, 2004, the Company sold 1.29 acres of land in White Plains, New York for $4,500,000, resulting in a gain of $3,862,000.

Liquidity and Capital Resources

     In the aggregate, the Company’s operating properties do not generate sufficient cash flow to pay all of its expenses. After the completion of the 731 Lexington Avenue property, which is expected in 2005, the Company expects that cash flow will become positive.

Development Projects

731 Lexington Avenue

     731 Lexington Avenue is an approximately 1.3 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space, approximately 171,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary). Of the construction budget of $630,000,000 (which excludes the development and guarantee fees to Vornado), $468,900,000 has been expended through September 30, 2004 and there is an additional $24,400,000 to which the Company has committed at such date. Construction is expected to be completed in 2005.

     At September 30, 2004, 707,000 square feet of office space has been leased and delivered to tenants including 695,000 square feet delivered to Bloomberg L.P. in November and December 2003. Payment of base rent for the Bloomberg L.P. space commences nine months from delivery of each parcel of space; rent recognition on a straight-line basis commenced on delivery.

     At September 30, 2004, 153,000 square feet of retail space has been leased of which 119,000 square feet has been delivered to tenants including (i) 83,000 square feet delivered to The Home Depot on March 29, 2004 and (ii) 27,000 square feet delivered to Hennes & Mauritz on May 15, 2004. Payment of base rent on the 119,000 square feet commences six to nine months from delivery of each space; rent recognition on a straight-line basis commenced on delivery.

     The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through September 30, 2004, would produce an aggregate sale price of approximately $500,000,000 (reflecting the value of existing contracts and the offering price for the remaining units). As of September 30, 2004, the Company has received deposits of $48,321,000 on sales of the condominium units.

     During the nine months ended September 30, 2004, the Company transferred approximately $93,480,000 from “Construction in progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered to tenants and placed into service during such period.

Financing of the Project

     On February 13, 2004, the Company closed a $400,000,000 mortgage financing on the office space. The loan was placed by German American Capital Corporation, an affiliate of Deutsche Bank. The loan bears interest at 5.33%, matures in February 2014 and, beginning in the third year, provides for principal payments based on a 25-year amortization schedule such that over the remaining eight years of the loan, ten years of amortization will be paid. Of the loan proceeds, $253,529,000 were used to repay the entire amount outstanding under the previously existing Construction Loan with Hypo Real Estate Capital Corporation.

     The Construction Loan was modified on February 13, 2004 so that the remaining availability was $237,000,000, which was approximately the amount estimated to complete the 731 Lexington Avenue project at the closing date (not including the development and guarantee fees to Vornado). The interest rate on the Construction Loan of LIBOR plus 2.5% (4.34% at September 30, 2004) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is fully repaid. Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of 731 Lexington Avenue and funding of project costs in excess of a stated loan budget, if not funded by the Company (the “Completion Guarantee”). If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at September 30, 2004 under the line of credit with Vornado, interest on those advances would be at 15% per annum.

Proceeds from the Mortgage Financing

     As noted above, $253,529,000 of the proceeds from the $400,000,000 mortgage financing on the 731 Lexington Avenue office space were used to repay the entire amount outstanding under the previously existing Construction Loan. The Company used approximately $43,000,000 of the proceeds to fund capital expenditures for the 731 Lexington Avenue project in lieu of borrowings under the Construction Loan.

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

Sale of Real Estate

     On August 12, 2004, the Company sold 1.29 acres of land in White Plains, New York for $4,500,000, resulting in a gain of $3,862,000. The Company paid a commission of $135,000 to Vornado, which is included in the expenses relating to the sale.

Flushing

     In the fourth quarter of 2003, the Company recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000 from a party that had agreed to purchase the Company’s Flushing property, net of $586,000 of costs associated with the transaction, as the party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, the Company received letters from the party demanding return of the deposit. The Company, after consulting with its legal counsel, does not believe the party is entitled to a return of the deposit. There can be no assurance that the party will not institute legal action and, if it does, that it will not be successful in requiring the Company to return all or a portion of the deposit.

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

Stock Appreciation Rights

     As of September 30, 2004, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $71.82. The agreements for these SARs require that they be settled in cash. Had the holders of these SARs chosen to exercise their rights as of September 30, 2004, the Company would have had to pay $108,191,000 in cash. Any further appreciation in the Alexander’s, Inc. stock price from the closing stock price of $199.10 at September 30, 2004 will increase the cash the Company would have to pay upon exercise and may impact liquidity by requiring the Company to secure additional borrowings to replace such a cash outflow.

Cash Flows

Nine Months Ended September 30, 2004

     Net cash provided by operating activities of $17,906,000 was comprised of (i) the net change in operating assets and liabilities of $75,882,000, partially offset by (ii) a net loss of $32,162,000 and (iii) non-cash items of $25,814,000. The adjustments for non-cash items were comprised of (a) the effect of straight-lining of rental income of $38,691,000, (b) the gain on sale of real estate of $3,862,000, partially offset by (c) $13,689,000 of depreciation and amortization and (d) $3,050,000 resulting from the write-off of unamortized deferred debt expense.

     Net cash used in investing activities of $112,369,000 was comprised of (i) capital expenditures of $115,577,000 and (ii) net cash restricted for operating liabilities of $1,086,000, partially offset by net (iii) proceeds from the sale of real estate of $4,294,000. The capital expenditures were primarily related to the 731 Lexington Avenue project.

     Net cash provided by financing activities of $199,877,000 resulted primarily from (i) borrowings collateralized by 731 Lexington Avenue of $458,306,000, partially offset by (ii) debt repayments of $255,812,000 and (iii) debt issuance costs of $3,461,000.

Nine Months Ended September 30, 2003

     Net cash provided by operating activities of $23,559,000 was comprised of (i) non-cash items of $6,599,000 and (ii) the net change in operating assets and liabilities of $30,112,000, partially offset by (iii) a net loss of $13,152,000. The non-cash items were comprised of depreciation and amortization of $7,912,000, partially offset by the effect of straight-lining of rental income of $1,313,000.

     Net cash used in investing activities of $182,884,000 was primarily comprised of capital expenditures of $180,423,000. The capital expenditures were primarily related to the 731 Lexington Avenue project.

     Net cash provided by financing activities of $134,746,000 resulted from increased borrowings of $136,756,000 primarily to fund the 731 Lexington Avenue project, partially offfset by debt repayments of $2,010,000.

Funds from Operations for the Three and Nine Months Ended September 30, 2004 and 2003

     Funds from operations (“FFO”) was a negative $7,908,000 in the quarter ended September 30, 2004, compared to a negative $11,770,000 in the prior year quarter, an increase of $3,862,000, and a negative $20,969,000 in the nine months ended September 30, 2004, compared to a negative $8,106,000 in the prior year period, a decrease of $12,863,000. FFO for the three and nine months ended September 30, 2004 includes (i) accruals for SARs compensation expense of $26,656,000 and $63,274,000, respectively, and (ii) $3,862,000 resulting from the gain on the sale of non-depreciable real estate in White Plains, New York. FFO for the nine months ended September 30, 2004 includes $3,050,000 resulting from the write-off of unamortized deferred debt expense in connection with the reduction of the principal amount of the Construction Loan for the 731 Lexington Avenue project. FFO for the three and nine months ended September 30, 2003 includes an accrual for SARs compensation expense of $18,708,000 and $28,631,000, respectively. The following table reconciles net loss to FFO.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2004	2003	2004	2003
Net loss	$(11,693)	$(13,560)	$(32,162)	$(13,152)
Depreciation and amortization of real property	3,785	1,790	11,193	5,046

Funds from operations	$(7,908)	$(11,770)	$(20,969)	$(8,106)

     FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

     FFO is used by management, investors and industry analysts as a supplemental measure of operating performance of equity REITs. FFO should be evaluated along with GAAP net income and net income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO is helpful to investors as a supplemental performance measure because this measure excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs.

     FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in the Company’s Statements of Cash Flows. FFO should not be considered as an alternative to net loss as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table summarizes the Company’s exposure to a change in interest rates.

		Weighted-	Annual Effect of
	September 30, 2004	Average Interest	Change In Base
(amounts in thousands except per share amounts and percentages)	Balance	Rate	Rates of 1%
Variable rate	$169,676	7.75%	$1,697
Fixed rate	764,303	6.19%	—

	$933,979		$1,697

Total effect on annual net earnings per share – diluted.			$0.34

     The fair value of the Company’s debt, estimated by discounting future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $40,268,000 at September 30, 2004. Such fair value estimates are not necessarily indicative of the amounts that would be paid upon liquidation of the Company’s debt.

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

ALEXANDER’S, INC.

(Registrant)

Date: November 3, 2004	/s/ Joseph Macnow

Joseph Macnow
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial and
accounting officer)

EXHIBIT INDEX

Exhibit
No.
3.1	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995.	*

3.2	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.	*

15.1	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a) certification of the Chief Executive Officer

31.2	Rule 13a-14(a) certification of the Chief Financial Officer

32.1	Section 1350 certification of the Chief Executive Officer

32.2	Section 1350 certification of the Chief Financial Officer

* Incorporated by reference.