Form 10-K
period 2004-12-31
ALEXANDERS INC
filed 2005-02-25
CIK 3499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

Commission file number: 001-6064

                                ALEXANDER'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   51-0100517
------------------------------------------          ----------------------------
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                    Identification No.)

  210 ROUTE 4 EAST, PARAMUS, NEW JERSEY                        07652
------------------------------------------          ----------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (201) 587-8541

           Securities registered pursuant to Section 12(b) of the Act:


         Title of each class              Name of each exchange on which registered
         -------------------              -----------------------------------------
 Common Stock, $1 par value per share               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander's, Inc.) as of June 30, 2004 was $331,406,000.

As of February 4, 2005, there were 5,013,850 shares of the registrant's common stock, par value $1 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 18, 2004

                                TABLE OF CONTENTS

           ITEM                                                                                PAGE
           ----                                                                                ----
PART I.     1.      Business..........................................................          4

            2.      Properties........................................................         13

            3.      Legal Proceedings.................................................         17

            4.      Submission of Matters to a Vote of Security Holders...............         17

                    Executive Officers of the Registrant..............................         18

PART II.    5.      Market for Registrant's Common Equity, Related Stockholder
                    Matters and Issuer Purchases of Equity Securities.................         19

            6.      Selected Financial Data...........................................         20

            7.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................         21

           7A.      Quantitative and Qualitative Disclosures About Market Risk........         29

            8.      Financial Statements and Supplementary Data.......................         29

            9.      Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..........................................         46

           9A.      Controls and Procedures...........................................         46

PART III.  10.      Directors and Executive Officers of the Registrant (1) ...........         48

           11.      Executive Compensation (1)........................................         48

           12.      Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters (1)...............................         49

           13.      Certain Relationships and Related Transactions (1)................         49

           14.      Principal Accountant Fees and Services (1)........................         49

PART IV.   15.      Exhibits and Financial Statement Schedules........................         50

SIGNATURES............................................................................         51

-----------------
(1) These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2004, which is incorporated by reference herein. See "Executive Officers of the Registrant" for information relating to executive officers.

                           FORWARD-LOOKING STATEMENTS

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. The Company's future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "intends," "plans" or other similar expressions in this Annual Report on Form 10-K. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) national, regional and local economic conditions; (b) the consequences of any armed conflict involving, or terrorist attack against, the United States;
(c) our ability to secure adequate insurance; (d) local conditions, such as an oversupply of space or a reduction in demand for real estate in the area; (e) competition from other available space; (f) whether tenants consider a property attractive; (g) the financial condition of our tenants, including the extent of tenant bankruptcies or defaults; (h) whether we are able to pass some or all of any increased operating costs we incur through to our tenants; (i) how well we manage our properties; (j) any increase in interest rates; (k) any decreases in market rental rates; (l) the timing and costs associated with property development, improvements and rentals; (m) changes in taxation or zoning laws;
(n) government regulations; (o) our failure to continue to qualify as a real estate investment trust; (p) availability of financing on acceptable terms or at all; (q) potential liability under environmental or other laws or regulations;
(r) general competitive factors; (s) dependence upon Vornado Realty Trust; and
(t) possible conflicts of interest with Vornado Realty Trust. See "Risk Factors" for more information about important factors that would cause actual results to differ materially from the results anticipated by these forward looking statements.

      The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of the applicable document incorporated by reference. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      Alexander's has six properties in the greater New York City metropolitan area consisting of:

Operating properties

      (i) the 731 Lexington Avenue property, a 1,300,000 square foot multi-use building which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York;

      (ii) the Kings Plaza Regional Shopping Center, located on Flatbush Avenue in Brooklyn, New York, which contains 1,098,000 square feet and is comprised of a two-level mall containing 470,000 square feet, a 289,000 square foot department store leased to Sears and another anchor department store owned and operated as a Macy's by Federated Department Stores, Inc.;

      (iii) the Rego Park I property, located on Queens Boulevard and 63rd Road in Queens, New York, which contains a 351,000 square foot building that is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

      (iv) the Paramus property, which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey, which is leased to IKEA Property, Inc;

      (v) the Flushing property, located at Roosevelt Avenue and Main Street in Queens, New York, which contains a 177,000 square foot building that is currently vacant; and

Property to be developed

      (vi) the Rego Park II property, which comprises one and one-half square blocks of vacant land adjacent to the Rego Park I property.

731 Lexington Avenue

      731 Lexington Avenue contains approximately 885,000 net rentable square feet of office space, approximately 174,000 net rentable square feet of retail space (excluding 14,800 square feet of mezzanine space) and approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary ("TRS")). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $489,400,000 has been expended through December 31, 2004 and an additional $23,500,000 has been committed to at December 31, 2004. The remaining construction is expected to be completed by the end of 2005.

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

      While the project is nearing completion, there can be no assurance that the remainder of the project will be completed on time or completed for the budgeted amount. Any failure to complete the 731 Lexington Avenue project on time or within budget may adversely affect future cash flows, funds from operations and financial condition.

Significant Tenants

      Bloomberg L.P. and Sears accounted for 36%, and 11% of the Company's consolidated revenues for the year ended December 31, 2004, and Sears accounted for 18% and 19% in 2003 and 2002, respectively. No other tenant accounted for more than 10% of revenues.

Relationship with Vornado Realty Trust

      Vornado owned 33.0% of the common stock of Alexander's, Inc. as of December 31, 2004. Steven Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties ("Interstate"), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2004, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.4% of the outstanding common stock of Alexander's, Inc., and 10.8% of the outstanding common shares of beneficial interest of Vornado.

      The Company is managed and its properties are leased by Vornado pursuant to management, leasing and development agreements. Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties. Further, in conjunction with the Company's 731 Lexington Avenue development project, Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the project and funding of project costs in excess of a stated budget, if not funded by the Company (the "Completion Guarantee"). These agreements are more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Relationship with Vornado Realty Trust."

      At December 31, 2004, the Company owed Vornado (i) $18,635,000 for development fees, (ii) $23,748,000 for leasing fees, (iii) $4,894,000 for the guarantee fee, (iv) $537,000 for interest, and (v) $1,411,000 for management fees and property management and cleaning fees.

      At December 31, 2004, the Company was indebted to Vornado in the amount of $124,000,000, comprised of (i) a $95,000,000 note and (ii) $29,000,000 under a
$50,000,000 line of credit (which carries a 1% unused commitment fee). The current interest rate on the loan and line of credit is 9.00% and resets quarterly using a 6.00% spread to one-year treasury with a 3.00% floor for treasuries. The Vornado debt matures on the earlier of January 3, 2006 or the date the Construction Loan is finally repaid. The Construction Loan matures on January 3, 2006 subject to two one-year extensions. In addition, any amounts which may be due under the Completion Guarantee are due at the same time.

ENVIRONMENTAL MATTERS

      In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the "Phase II Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation ("NYDEC") has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,550,000 has been paid as of December 31, 2004, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

      The Company has concluded that the large majority of the contamination at the site is historic and the result of past activities of third parties. Although the Company is pursuing claims against potentially responsible third parties, and negotiations are ongoing with a former owner of the property, there can be no assurance as to the extent that the Company will be successful in obtaining recovery from such parties of the remediation costs incurred. In addition, the costs associated with further pursuit of responsible parties may be prohibitive. The Company has not recorded an asset as of December 31, 2004 for possible recoveries of environmental remediation costs from potentially responsible third parties. On January 31, 2005, the Company received a settlement of $337,500 from one of the responsible parties.

COMPETITION

      The Company conducts its real estate operations in the greater New York metropolitan area, a highly competitive market. The Company's success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and the ability of the Company to lease, sublease or sell its properties, including the condominium units at 731 Lexington Avenue, at profitable levels. The Company competes with a large number of real estate property owners and developers. The Company's success is also subject to its ability to refinance existing debts as they come due and on acceptable terms.

EMPLOYEES

      The Company currently has one salaried corporate employee and 77 property level employees.

AVAILABLE INFORMATION

      Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as well as Reports on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners of the Company, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge through the Company's website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The Company also has made available, on the website, copies of the Company's (i) Audit Committee charter, (ii) Compensation Committee charter, (iii) code of business conduct and ethics and
(iv) corporate governance guidelines. In the event of any changes to these items, changed copies will be made available on the website.

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

EXECUTIVE OFFICE

      The Company is a Delaware corporation. Its principal executive office is 210 Route 4 East, Paramus, New Jersey 07652 and its telephone number is (201) 587-8541.

RISK FACTORS

      Certain risks and other factors may adversely affect the Company's business and operations including, but not limited to those detailed below. This section contains forward-looking statements. Please see to the qualifications and limitations on forward-looking statements on page 3.

REAL ESTATE INVESTMENTS' VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.

THE VALUE OF REAL ESTATE FLUCTUATES DEPENDING ON CONDITIONS IN THE GENERAL ECONOMY AND THE REAL ESTATE INDUSTRY. THESE CONDITIONS MAY ALSO LIMIT THE COMPANY'S REVENUES AND AVAILABLE CASH.

      The factors that affect the value of the Company's real estate include: national, regional and local economic conditions, the consequences of any armed conflict involving, or terrorist attack against, the United States, the Company's ability to secure adequate insurance, local conditions, such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, whether tenants consider a property attractive, the financial condition of the Company's tenants, including the extent of tenant bankruptcies or defaults, whether the Company is able to pass some or all of any increased operating costs it incurs through to tenants, how well the Company manages its properties, any increases in (i) interest rates,
(ii) real estate taxes and (iii) other expenses, any decreases in market rental rates, the timing and costs associated with property development, improvements and rentals, changes in taxation or zoning laws, government regulations, the Company's failure to continue to qualify as a REIT, availability of financing on acceptable terms or at all, potential liability under environmental or other laws or regulations, and general competitive factors.

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

      Bloomberg L.P. and Sears accounted for 36%, and 11% of the Company's consolidated revenues for the year ended December 31, 2004, and Sears accounted for 18% and 19% in 2003 and 2002, respectively. If the Company fails to maintain a relationship with any of its significant tenants or fails to perform its obligations under agreements with these tenants, or if any of these tenants fails or becomes unable to perform its obligations under the agreements, the Company expects that any one or more of these events would adversely affect the Company's results of operations and financial condition.

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

      Pursuant to the Terrorism Risk Insurance Act of 2002, regulated insurers must offer coverage through 2005 in their commercial property policies for losses resulting from defined "acts of terrorism." As a result of the legislation, since June 2003, the Company has maintained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $200,000,000 per occurrence for non-certified acts. The Company is at risk for financial loss in excess of these limits, which loss could be material.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that a future exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks and the Company is unable to obtain coverage if the Terrorism Risk Insurance Act of 2002 is not extended, it may adversely affect the Company's ability to finance and/or refinance its properties and businesses.

THE COMPANY HAS MADE A SIGNIFICANT INVESTMENT IN ITS 731 LEXINGTON AVENUE PROPERTY. THE FAILURE TO COMPLETE CONSTRUCTION ON TIME AND WITHIN BUDGET WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      731 Lexington Avenue is a 1.3 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space, approximately 174,000 net rentable square feet of retail space, and approximately 248,000 net saleable square feet of residential space consisting of condominium units (through a taxable REIT subsidiary ("TRS")). While the project in nearing completion, there can be no assurance that the remainder of the project will be completed on time or completed for the budgeted amount. Any failure to complete the 731 Lexington Avenue property on time or within budget may adversely affect future cash flows, funds from operations, and financial condition.

THE COMPANY MAY ACQUIRE OR DEVELOP NEW PROPERTIES, AND THIS MAY CREATE RISKS.

      In addition to the 731 Lexington Avenue property, the Company may acquire or develop other properties or acquire other real estate companies when it believes that an acquisition or development is consistent with its business strategies. It may not, however, succeed in consummating desired acquisitions or in completing developments, including the 731 Lexington Avenue property, on time or within budget. The Company also might not succeed in leasing newly developed or acquired properties, at rents sufficient to cover their costs of acquisition or development and operations.

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

IT MAY BE DIFFICULT TO BUY AND SELL REAL ESTATE QUICKLY, AND TRANSFER RESTRICTIONS APPLY TO SOME OF THE COMPANY'S MORTGAGED PROPERTIES.

      Real estate investments are relatively difficult to buy and sell quickly. Therefore, the Company has limited ability to vary its portfolio promptly in response to changes in economic or other conditions. Some of the Company's properties are mortgaged to secure payment of indebtedness. If it was unable to meet its mortgage payments, lenders could foreclose on properties and the Company could incur losses. In addition, if it wishes to dispose of one or more of the mortgaged properties, it may not be able to obtain release of the liens on the mortgaged properties. If a lender forecloses on a mortgaged property or if a mortgage lien prevents the Company from selling a property or a portion thereof, funds available for payment of indebtedness and for distribution to security holders may decline. For information relating to the mortgages on the Company's properties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt and Contractual Obligations" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

ALL OF THE COMPANY'S PROPERTIES ARE IN THE GREATER NEW YORK CITY METROPOLITAN AREA AND ARE AFFECTED BY THE ECONOMIC CYCLES AND RISKS INHERENT IN THAT REGION.

      During the years ended December 31, 2004, 2003 and 2002, all of the Company's revenues came from properties located in the greater New York City metropolitan area. Like other real estate markets, the real estate market in this area has experienced economic downturns in the past, and the Company cannot predict how the current economic conditions will impact this market in both the short and long term. Further declines in the economy or a decline in the real estate market in this area could hurt the Company's financial performance and the value of the Company's properties. The factors affecting economic conditions in this region include: business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting and use of alternative work places, financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries, infrastructure quality, and any oversupply of, or reduced demand for, real estate.

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

      In June 1997, the Kings Plaza Regional Shopping Center commissioned the Phase II Study to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. NYDEC has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,550,000 has been paid as of December 31, 2004, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations. The Company can make no assurance that it will not incur additional environmental costs with respect to this property.

REAL ESTATE IS A COMPETITIVE BUSINESS.

      The Company operates in a highly competitive environment. All of its properties are located in the greater New York City metropolitan area. The Company competes with a large number of real estate property owners and developers. Principal factors of competition are the amount of rent charged, attractiveness of location and quality and breadth of services provided. The Company's success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and the ability of the Company to lease, sublease or sell its properties, including the condominium units at the 731 Lexington Avenue property, at profitable levels.

TERRORIST ATTACKS SUCH AS THOSE OF SEPTEMBER 11, 2001, IN NEW YORK CITY, MAY ADVERSELY AFFECT THE VALUE OF THE COMPANY'S PROPERTIES AND ABILITY TO GENERATE CASH FLOW.

      All of the Company's properties are located in the greater New York City metropolitan area. In the aftermath of terrorist attacks, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This would trigger a decrease in the demand for space in these markets, which could increase vacancies in the Company's properties and force it to lease its properties on less favorable terms. As a result, the value of the Company's properties and the level of its revenues could decline materially.

THE COMPANY'S OWNERSHIP STRUCTURE AND RELATED-PARTY TRANSACTIONS MAY GIVE RISE TO CONFLICTS OF INTEREST.

STEVEN ROTH, VORNADO REALTY TRUST AND INTERSTATE PROPERTIES MAY EXERCISE SUBSTANTIAL INFLUENCE OVER THE COMPANY. THEY AND SOME OF THE COMPANY'S OTHER DIRECTORS AND OFFICERS HAVE INTERESTS OR POSITIONS IN OTHER ENTITIES THAT MAY COMPETE WITH THE COMPANY.

      At December 31, 2004, Interstate and its partners owned approximately 10.8% of the common shares of beneficial interest of Vornado, the Company's manager, and approximately 27.4% of Alexander's, Inc. common stock. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate. Mr. Roth is the Chairman of the Board of Directors and Chief Executive Officer of the Company, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate. Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of the Company's Board of Directors. In addition, Vornado manages and leases the real estate assets of Interstate.

      As of December 31, 2004, Vornado owned 33.0% of the Company's outstanding common stock, in addition to that owned by Interstate and its partners. In addition to the relationships described in the immediately preceding paragraph, Michael D. Fascitelli, the President and a trustee of Vornado, is the Company's President and a member of its Board of Directors. Mr. Richard West is a trustee of Vornado and a member of the Company's Board of Directors. In addition, Joseph Macnow, Executive Vice President and Chief Financial Officer, holds the same positions with Vornado.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN VORNADO REALTY TRUST, ITS AFFILIATES AND THE COMPANY.

      At December 31, 2004, Vornado had loans receivable from the Company of $124,000,000 at an interest rate of 9.00%. These loans mature on the earlier of January 3, 2006 or the date that the 731 Lexington Avenue construction loan is finally repaid. In addition, $21,000,000 was available under the line of credit with Vornado at December 31, 2004. Vornado also manages, develops and leases the Company's properties under agreements under which Vornado receives annual fees and will receive a development fee and guarantee fee for the 731 Lexington Avenue property. These agreements have one-year terms expiring in March of each year, except that the 731 Lexington Avenue management and development agreements have terms lasting until substantial completion of the construction of the 731 Lexington Avenue property, and are all automatically renewable. Because the Company and Vornado share common senior management and because a majority of the trustees of Vornado also constitute the majority of the Company's directors, the terms of the foregoing agreements and any future agreements between the Company and Vornado and its affiliates may not be comparable to those the Company could have negotiated with an unaffiliated third party.

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

THE ORGANIZATIONAL AND FINANCIAL STRUCTURE OF THE COMPANY GIVES RISE TO OPERATIONAL AND FINANCIAL RISKS.

THE COMPANY DEPENDS ON DIVIDENDS AND DISTRIBUTIONS FROM DIRECT AND INDIRECT SUBSIDIARIES AND THESE SUBSIDIARIES' CREDITORS ARE ENTITLED TO PAYMENT OF AMOUNTS PAYABLE TO THEM BY THE SUBSIDIARIES BEFORE THE SUBSIDIARIES MAY PAY ANY DIVIDENDS OR DISTRIBUTIONS TO THE COMPANY.

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

THE COMPANY HAS SUBSTANTIAL INDEBTEDNESS, AND THIS INDEBTEDNESS MAY INCREASE.

      As of December 31, 2004, the Company had approximately $952,528,000 in total debt outstanding, inclusive of $124,000,000 due to Vornado. Our ratio of total debt to total enterprise value was 50.1% at December 31, 2004. "Enterprise value" means the market equity value of Alexander's, Inc. plus debt less cash and cash equivalents at such date. In addition, the Company has significant debt service obligations. For the year ended December 31, 2004, the Company's scheduled cash payments for principal and interest were $64,194,000. In the future, the Company may incur additional debt, and thus increase the ratio of total debt to total enterprise value, to finance acquisitions or property developments. The Company may review and modify its debt level from time to time without notice to or any vote of security holders.

ALEXANDER'S, INC. HAS OUTSTANDING AND EXERCISABLE STOCK APPRECIATION RIGHTS. THE EXERCISE OF THESE STOCK APPRECIATION RIGHTS MAY IMPACT THE COMPANY'S LIQUIDITY.

      As of December 31, 2004, 850,000 stock appreciation rights ("SARs") were outstanding and exercisable at a weighted-average exercise price of $71.82. The agreements for these SARs require that they be settled in cash. Had the holders of these SARs chosen to exercise their rights as of December 31, 2004, the Company would have had to pay $121,706,000 in cash. Further appreciation in the Alexander's, Inc. stock price from the closing stock price of $215.00 at December 31, 2004 will increase the cash the Company would have to pay upon exercise and may impact liquidity by requiring the Company to secure additional borrowings to replace such a cash outflow.

THE COMPANY'S EXISTING FINANCING DOCUMENTS CONTAIN COVENANTS AND RESTRICTIONS THAT MAY INHIBIT THE COMPANY'S OPERATIONAL AND FINANCIAL FLEXIBILITY AND RESTRICT OR PROHIBIT THE ABILITY TO MAKE PAYMENTS UPON SECURITIES.

      At December 31, 2004, substantially all of the Company's properties were pledged to secure obligations under $952,528,000 of existing secured indebtedness. If the Company were to fail to perform its obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of the Company's securities. In such an event, it is possible that the Company would have insufficient assets remaining to make payments to a holder of the Company's securities. In addition, the existing financing documents contain restrictive covenants which limit the ability to incur indebtedness, make prepayments of indebtedness, pay dividends, make investments, engage in transactions with affiliates, issue or sell capital stock of subsidiaries, create liens, sell assets, acquire or transfer property and engage in mergers and acquisitions. These covenants may significantly restrict the Company's operational and financial flexibility and may restrict its ability to obtain additional financing or pursue other business activities that may be beneficial.

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

      In order to qualify and maintain its qualification as a REIT for federal income tax purposes, the Company is required, among other conditions, to distribute as dividends to its stockholders at least 90% of annual REIT taxable income. As of December 31, 2004, the Company had reported net operating loss carryovers ("NOLs") of $49,211,000, which generally would be available to offset the amount of REIT taxable income that it otherwise would be required to distribute. However, the NOLs reported on the tax returns are not binding on the Internal Revenue Service and are subject to adjustment as a result of future audits. In addition, under Section 382 of the Internal Revenue Code, the ability to use the Company's NOLs could be limited if, generally, there are significant changes in the ownership of the Company's outstanding stock. Since its reorganization as a REIT commencing in 1995, the Company has not paid regular dividends and does not believe that it will be required to, and may not, pay regular dividends until the NOLs have been fully utilized.

LIMITS ON CHANGES IN CONTROL MAY DISCOURAGE TAKEOVER ATTEMPTS BENEFICIAL TO STOCKHOLDERS.

      Provisions in the Company's certificate of incorporation and by laws, as well as provisions of the Internal Revenue Code and Delaware corporate law, may delay or prevent a change of control over the Company or a tender offer, even if such action might be beneficial to stockholders, and limit the stockholders' opportunity to receive a potential premium for their shares of common stock over then prevailing market prices.

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

      As of December 31, 2004, 92,000 options were outstanding and exercisable at a weighted-average exercise price of $70.38. Additionally, 1,745,000 shares are available for future grant under the terms of the Company's Omnibus Stock Plan. The Company cannot predict the impact that future exercises of outstanding options or grants of additional options would have on the market price of its common stock.

CHANGES IN MARKET CONDITIONS COULD DECREASE THE MARKET PRICE OF THE COMPANY'S SECURITIES.

      The value of the Company's securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of the Company's shares are the following: the extent of institutional investor interest in Alexander's, Inc., the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities, the Company's NOLs which are generally available to offset the amount of the REIT taxable income that the Company otherwise would be required to distribute as dividends, the Company's financial condition and performance, the Company's ability to complete the Lexington Avenue development project on a timely basis and for the budgeted amount, prevailing interest rates, and general financial market conditions.

ITEM 2. PROPERTIES

      The following table shows the location, ownership, approximate size and leasing status of each of the Company's properties as of December 31, 2004.

                                                                                Average
                                                                 Building      Annualized
                                                                  Area/        Base Rent                                 Square
                                                  Land          Number of      Per Square  Percent     Significant       Footage
           Property               Ownership       Area            Floors          Foot     Leased        Tenants         Leased
-------------------------------  -----------  -------------- ---------------- ----------- -------- ------------------- ----------
 OPERATING PROPERTIES

   731 Lexington Avenue           Owned       84,420 sq. ft.
   Office and Retail                                           1,052,000/31    $   61.08     84.9%     Bloomberg L.P.    697,000
                                                                                                       The Home Depot     83,000(1)
                                                                                                     The Container Store  34,000
                                                                                                     Hennes & Mauritz     27,000
    Residential Condominiums                                    248,000/24
                                                             -------------
                                                              1,300,000/55



   Kings Plaza Regional           Owned           24.3 acres 759,000(2)(3)/       36.31      98.1%          Sears        289,000
     Shopping Center                                                2 and 4                           123 Mall tenants   455,000
     Brooklyn, New York

   Rego Park I                    Owned            4.8 acres    351,000(2)/3      32.18     100.0%           Sears       195,000
     Queens Boulevard and                                                                                 Circuit City    50,000
     63rd Road                                                                                              Bed Bath &    46,000
..    Queens, New York                                                                                           Beyond
                                                                                                             Marshalls    39,000

   Routes 4 and 17                Owned           30.3 acres           N/A,          N/A,   100.0%      IKEA Property,     N/A,
     Paramus, New Jersey                                             Ground        Ground                         Inc.    Ground
                                                                      Lease         Lease                                  Lease

   Roosevelt Avenue and           Leased (4)  44,975 sq. ft.    177,000(2) /4                   0%
     Main Street
     Queens, New York

                                                             ---------------
                                                                   2,587,000
                                                             ===============

PROPERTY TO BE DEVELOPED

     Rego Park II                 Owned             10 acres
     Adjacent to Rego Park I
     Queens, New York

                                     Lease
                                   Expiration/
                                      Option
           Property                Expiration
-------------------------------   ------------
 OPERATING PROPERTIES

   731 Lexington Avenue
   Office and Retail                2030/2040
                                    2025/2035
                                         2021
                                         2020
    Residential Condominiums

   Kings Plaza Regional             2023/2033
     Brooklyn, New York              Various

   Rego Park I                      2021/2031
     Queens Boulevard and                2021
     63rd Road                      2013/2021
     Queens, New York

   Routes 4 and 17                  2008/2021
     Paramus, New Jersey

   Roosevelt Avenue and               2041
     Main Street
     Flushing, New York

PROPERTY TO BE DEVELOPED

     Rego Park II
     Adjacent to Rego Park I
     Queens, New York

--------------------
(1) Excludes 14,800 square feet of the mezzanine space.

(2) Excludes parking garages.

(3) Excludes the 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc. ("Federated").

(4) Leased to the Company through January 2027. The rent under the lease is as follows: $331,000 per year from February 1997 through January 2007, $220,000 per year from February 2007 through January 2017, and $147,000 per year from February 2017 through January 2027.

For details of encumbrances-see descriptions of properties which follows.

Operating Properties

731 Lexington Avenue

      The 731 Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street and is situated in the heart of one of Manhattan's busiest business and shopping districts, with convenient access to several subway and bus lines. The property is located directly across the street from Bloomingdale's flagship store and only a few blocks away from Fifth Avenue and 57th Street.

      731 Lexington Avenue is a 1.3 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space, approximately 174,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary ("TRS")). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $489,400,000 has been expended through December 31, 2004 and an additional $23,500,000 has been committed to at December 31, 2004. The remaining construction is expected to be completed by the end of 2005.

      At December 31, 2004, the Company has leased 697,000 square feet of office space to Bloomberg L.P. and 144,000 square feet of retail space to, among others, The Home Depot (excluding 14,800 square feet of the mezzanine also leased to The Home Depot), Hennes & Mauritz and The Container Store. On January 25, 2005, the Company leased an additional 176,000 square feet of office space to Citibank N.A. As a result, 100% of the property's 885,000 square feet of office space has been leased.

      The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through December 31, 2004, would produce an aggregate sale price of approximately $500,000,000 (reflecting the value of existing contracts and the offering price for the remaining units). As of December 31, 2004, the Company has received deposits of $64,060,000 on sales of the condominium units.

      On January 24, 2005, the condominium offering plan was declared effective by the State of New York at which time 83 units were under sales contract. Accordingly, the Company will recognize approximately $38,000,000 of income after taxes in 2005 from these sales for the units under contract. In the first quarter of 2005, $32,000,000 of this income will be recognized using the percentage of completion method.

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

      The Construction Loan was modified on February 13, 2004, so that the remaining availability was $237,000,000, which was approximately the amount estimated to complete the 731 Lexington Avenue project at the closing date (not including the development and guarantee fees to Vornado). The interest rate on the Construction Loan of LIBOR plus 2.5% (4.92% at December 31, 2004) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is finally repaid. Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of 731 Lexington Avenue and funding of project costs in excess of a stated loan budget, if not funded by the Company. If Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at December 31, 2004 under the line of credit with Vornado, interest on those advances would be at 15% per annum.

      While the project is nearing completion, there can be no assurance that the remainder of the project will be completed on time or completed for the budgeted amount. Any failure to complete the 731 Lexington Avenue project on time or within budget may adversely affect future cash flows, funds from operations and financial condition.

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

      The Company plans to construct a two-story freestanding building adjacent to the Mall of approximately 200,000 square feet. The first story of approximately 120,000 square feet will be operated as a Lowe's Home Improvement Warehouse ("Lowe's"). The Lowe's lease is expected to commence in 2006. The cost of the project will be approximately $21 million, net of the Lowe's reimbursement and before reimbursement, if any, from the second story tenant(s). The Company's plans may change and these can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

      The following table sets forth lease expirations for the Mall tenants in the Center for the next ten years, assuming none of the tenants exercise renewal options.

                                          Annual Fixed Rent of Expiring
                                                    Leases                                  Percent of
           Number of   Square Feet of     -----------------------------     Percent of      2004 Gross
            Leases        Expiring                          Per Square     Total Leased     Annual Base
Year       Expiring        Leases            Total            Feet          Square Feet       Rentals
----       ---------   --------------     -----------       -----------    ------------     -----------
2005          9             43,300        $   634,203         $14.65            9.5%            2.8%
2006         16             87,947          2,734,485          31.09           19.4%           12.1%
2007         15             48,326          2,569,830          53.18           10.6%           11.4%
2008          9             15,791          1,052,015          66.62            3.5%            4.7%
2009         16             69,144          4,089,639          59.15           15.2%           18.1%
2010          9             21,464          1,422,347          66.27            4.7%            6.3%
2011         12             38,265          2,208,055          57.70            8.4%            9.8%
2012         13             49,330          2,464,465          49.96           10.9%           10.9%
2013         13             39,440          2,441,125          61.89            8.7%           10.8%
2014          7             31,133          1,967,954          63.21            6.9%            8.7%
2015          3              7,457            446,109          59.82            1.6%            2.0%
2016          1              2,950            118,000          40.00            0.6%            0.5%

      The following table sets forth the occupancy rate and the average annual rent per square foot for the Mall stores for each of the past five years.

                                                 Average
                                             Annual Base Rent
As of December 31,    Occupancy Rate          Per Square Foot
------------------    --------------         ----------------
       2004                97%                 $  49.65
       2003                98%                    47.95
       2002                97%                    45.59
       2001                96%                    45.97
       2000                91%                    44.66

      The Center is encumbered by a first mortgage loan with a balance of $213,699,000 at December 31, 2004. The loan matures in June 2011 and bears interest at 7.46%.

Rego Park I

      The Rego Park I property, located in Queens, New York, encompasses the entire block fronting on Queens Boulevard and bounded by 63rd Road, 62nd Drive, 97th Street and Junction Boulevard. The existing 351,000 square foot building was redeveloped in 1996 and is fully leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy. In conjunction with the redevelopment, a multi-level parking structure was constructed to provide paid parking spaces for approximately 1,200 vehicles.

      The property is encumbered by a first mortgage loan with a balance of $81,661,000 at December 31, 2004. The loan matures in June 2009 and bears interest at 7.25%.

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

      The Company is currently in negotiations with various retailers to lease all or a portion of the property.

Property to Be Developed

Rego Park II

      The Company owns two land parcels containing approximately 10 acres adjacent to its Rego Park I property in Queens, New York. One parcel comprises the entire square block bounded by the Horace Harding Service Road, 97th Street, 62nd Drive and Junction Boulevard. The other is a parcel of approximately one-half square block at the intersection of Junction Boulevard and the Horace Harding Service Road. Both parcels are zoned for residential use, while commercial uses are permitted as-of-right only on the smaller parcel. Each parcel is currently being used for paid public parking.

      The Company is considering the development of two projects at its Rego Park II property. One project is a mixed-use, three-level development containing approximately 600,000 square feet of retail space, a multi-level parking garage and up to 450,000 square feet of residential space. This project is subject to governmental approvals including rezoning of the larger parcel. The current plans for the other parcel may consist of up to 80,000 square feet of retail. It is anticipated that neither of these projects will commence prior to 2006. There can be no assurance that these projects will be completed, completed on time or completed for the budgeted amount.

Other Encumbrances

      At December 31, 2004, the Company was indebted to Vornado in the amount of $124,000,000, comprised of (i) a $95,000,000 note and (ii) $29,000,000 under a
$50,000,000 line of credit. The loans are collateralized by, among other things, a pledge given by the Company of its interests in the entities holding (a) the Lexington Avenue property, (b) the Flushing property and (c) the Rego Park II property.

Insurance

      The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets, but is at risk for financial loss in excess of the policies' limits. Such a loss could be material.

      Pursuant to the Terrorism Risk Insurance Act of 2002, regulated insurers must offer coverage through 2005 in their commercial property policies for losses resulting from defined "acts of terrorism." As a result of the legislation, since June 2003, the Company has maintained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $200,000,000 per occurrence for non-certified acts. The Company is at risk for financial loss in excess of these limits, which loss could be material.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that a future exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks and the Company is unable to obtain coverage if the Terrorism Risk Insurance Act of 2002 is not extended, it may adversely affect the Company's ability to finance and/or refinance its properties and businesses.

ITEM 3. LEGAL PROCEEDINGS

      Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.

      For discussion concerning environmental matters, see "Item 1. Business -- Environmental Matters".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.

                                    PRINCIPAL OCCUPATIONS AND OFFICES (CURRENT AND DURING THE PAST FIVE YEARS WITH THE COMPANY
      NAME                AGE                                    UNLESS OTHERWISE STATED)
      ----                ---       ------------------------------------------------------------------------------------------
Steven Roth                63       Chairman of the Board of Directors since May 2004 and Chief Executive Officer since March
                                    1995; Chairman of the Board and Chief Executive Officer of Vornado Realty Trust since May 1989;
                                    Chairman of Vornado Realty Trust's Executive Committee of the Board since April 1980; and a trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate
                                    Properties.

Michael D. Fascitelli      48       President since August 2000; Director of the Company and President and trustee of Vornado
                                    Realty Trust since December 1996; Partner at Goldman Sachs & Co., in charge of its real estate practice, from December 1992 to December 1996; and, prior thereto, Vice President at Goldman
                                    Sachs & Co.

Stephen Mann               69       Chief Operating Officer since May 2004; Chairman of the Board of Directors from March 1995 to
                                    May 2004; Interim Chairman of the Board of Directors from August 1994 to March 1995; Chief
                                    Executive Officer of Prescott Funding Company since January 2003; and Chairman of the Clifford
                                    Companies from 1990 to January 2003.

Joseph Macnow              59       Executive Vice President and Chief Financial Officer since June 2002; Executive Vice President
                                    - Finance and Administration from March 2001 to June 2002; Vice President and Chief Financial
                                    Officer from August 1995 to March 2001; Executive Vice President - Finance and Administration
                                    of Vornado Realty Trust since January 1998 and Chief Financial Officer of Vornado Realty Trust
                                    since March 2001; and Vice President and Chief Financial Officer of Vornado Realty Trust from
                                    1985 to January 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is listed on the New York Stock Exchange under the symbol "ALX." The transfer agent and registrar for the common stock is Wachovia Bank, N.A. Set forth below are the high and low sales prices for the shares of common stock for each full quarterly period within the two most recent years.

                                            YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------
                                       2004                           2003
                             -----------------------       -------------------------
QUARTER                        HIGH           LOW             HIGH            LOW
-------                      ---------     ---------       ---------       ---------
First......................  $  162.45     $  124.91       $   66.98       $   61.40
Second.....................     172.00        146.00           86.90           63.75
Third......................     203.50        164.00          106.50           83.20
Fourth.....................     230.05        195.00          126.00          102.50

      As of February 4, 2005, there were approximately 1,100 holders of record of the Company's common stock. The Company pays dividends only if, as and when declared by its Board of Directors. No dividends were paid in 2004 and 2003. In order to qualify as a real estate investment trust, the Company generally is required to distribute 90% of its taxable income as a dividend. At December 31, 2004, the Company had net operating loss carryovers ("NOLs") of approximately $49,211,000. Under the Internal Revenue Code of 1986, as amended, the Company's NOLs generally would be available to offset the amount of the Company's taxable income (excluding income from taxable REIT subsidiaries) that otherwise would be required to be distributed as a dividend to stockholders.

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

                                                                              YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------------
(amounts in thousands, except per share data)       2004              2003              2002            2001            2000
                                                ------------      ------------      ------------    ------------    ------------
Total revenues ..............................   $    148,895      $     87,162      $     76,800    $     67,792    $     62,696
                                                ============      ============      ============    ============    ============

(Loss) income from continuing operations ....   $    (37,331)(1)  $    (18,948)(1)  $     12,400    $      7,414    $      4,425
Gain on sale of real estate .................          3,862                --                --          19,026              --
Income from discontinued operations .........             --             1,206            11,184             946             772
                                                ------------      ------------      ------------    ------------    ------------
Net (loss) income ...........................   $    (33,469)     $    (17,742)     $     23,584    $     27,386    $      5,197
                                                ============      ============      ============    ============    ============

Net (loss) income per common share
(basic and diluted):
   (Loss) income from continuing operations .   $      (7.45)     $      (3.79)     $       2.48    $       1.48    $       0.89
   Gain on sale of real estate ..............           0.77                --                --            3.81              --
   Income from discontinued operations ......             --              0.24              2.24            0.19            0.15
                                                ------------      ------------      ------------    ------------    ------------
   Net (loss) income ........................   $      (6.68)     $      (3.55)     $       4.72    $       5.48    $       1.04
                                                ============      ============      ============    ============    ============

Balance sheet data:
   Total assets .............................   $  1,244,801      $    920,996      $    664,912    $    583,339    $    403,305
   Real estate, net .........................        881,079           763,802           542,975         377,961         343,612
   Debt .....................................        952,528           731,485           543,807         515,831         367,788
   Stockholders' equity .....................         18,368            50,923            68,665          45,081          17,695

--------------------------
(1) Includes accruals of $76,789 and $44,917 in 2004 and 2003, respectively, for compensation expense for stock appreciation rights due to increases in the Company's stock price.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is a real estate investment trust ("REIT") engaged in leasing, managing, developing and redeveloping properties. Alexander's activities are conducted through its manager, Vornado Realty Trust ("Vornado"). Alexander's has six properties in the greater New York City metropolitan area including the 731 Lexington Avenue property, a 1,300,000 square foot multi-use building in Manhattan, and the Kings Plaza Regional Shopping Center located in Brooklyn.

      The Company competes with a large number of real estate property owners and developers. The Company success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and the ability of the Company to lease, sublease or sell its properties, including the condominium units at 731 Lexington Avenue, at profitable levels. The Company's success is also subject to its ability to refinance existing debts as they come due and on acceptable terms.

      In 2004, the Company continued to phase-in components of its 731 Lexington Avenue property in to operations; as a result revenues, expenses and cash flow provided from operating activities increased substantially over the previous year. See "Results of Operations and Liquidity and Capital Resources" for further details.

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

      As construction of the 731 Lexington Avenue property progresses and as components of the building are placed into service, the Company is no longer capitalizing property operating expenses, including interest expense, and beginning to expense these items, as well as depreciation, for those components. The office and retail components of the building will be fully placed in service by March 31, 2005.

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

      Allowance for Doubtful Accounts - The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

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

      The Company has elected to treat its wholly owned subsidiary, 731 Residential LLC ("Residential"), as a taxable REIT subsidiary ("TRS"). A TRS is subject to income tax at regular corporate tax rates. The Company's NOLs will not be available to offset taxable income of Residential. Residential owns the assets comprising the residential condominium units at the Company's 731 Lexington Avenue property. Residential paid no income taxes in the years ended December 31, 2004, 2003 and 2002. TRS deferred income taxes, where applicable, are accounted for in accordance with SFAS 109 "Accounting For Income Taxes" using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

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

      Recently Issued Accounting Literature - On December 16, 2004, the FASB issued SFAS No. 153: Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on the Company's consolidated financial statements.

      On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) - Share-Based Payment ("SFAS No. 123R"). SFAS 123R replaces SFAS No. 123, using the prospective method, and supersedes APB Opinion No. 25: Accounting for Stock Issued to Employees. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

Years Ended December 31, 2004 and December 31, 2003

      The Company had a net loss of $33,469,000 for the year ended December 31, 2004, compared to a net loss of $17,742,000 in the prior year. The net loss for 2004 includes (i) an accrual of $76,789,000 for compensation expense for stock appreciation rights ("SARs"), (ii) expense of $3,050,000 from the write-off of unamortized deferred debt expense in connection with the reduction of the principal amount of the construction loan for the 731 Lexington Avenue project, and (iii) income of $3,862,000 from the sale of land in White Plains, New York. The net loss for 2003 includes (i) an accrual of $44,917,000 for SARs, (ii) $1,289,000 resulting from the recognition as income of the non-refundable deposit from the planned sale of the Flushing property of $1,875,000, net of $586,000 for costs associated with this transaction, and (iii) income from discontinued operations of $1,206,000 representing the reversal of previously accrued contingent liabilities.

      Property rentals were $110,541,000 in 2004, compared to $56,785,000 in 2003, an increase of $53,756,000. The following table details the increase by property:

        TENANT               DELIVERY DATE             INCREASE
---------------------        -------------         ----------------
731 Lexington Avenue;
 Bloomberg L.P.                  Various            $    40,771,000
 The Home Depot               Mar. 29, 2004               6,086,000
 Hennes & Mauritz              May 15, 2004               3,622,000
  Other tenants                  Various                  2,687,000
                                                   ----------------
                                                         53,166,000
Other properties                                            590,000
                                                   ----------------
                                                   $     53,756,000
                                                   ================

      Tenant expense reimbursements were $38,354,000 in 2004, compared to $30,377,000 in 2003, an increase of $7,977,000. This increase was largely due to reimbursements from Bloomberg L.P.

      Operating expenses were $47,615,000 in 2004, compared to $37,984,000 in 2003, an increase of $9,631,000. This increase resulted primarily from operating expenses at 731 Lexington Avenue of $9,435,000.

      General and administrative expenses were $81,285,000 in 2004, compared to $48,921,000 in 2003, an increase of $32,364,000. This primarily resulted from the increase in the accrual for SARs compensation expense.

      Depreciation and amortization expense was $15,527,000 in 2004, compared to $7,497,000 in 2003, an increase of $8,030,000. This increase was due to depreciation on the space delivered to tenants at 731 Lexington Avenue, as noted above.

      Interest and other income, net was $1,571,000 in 2004, compared to $1,983,000 in 2003, a decrease of $412,000. This decrease was due to $1,289,000 recognized in 2003 representing a non-refundable deposit from the planned sale of the Flushing property, offset by an increase in interest income from higher average cash balances in 2004.

      Interest and debt expense was $40,320,000 in 2004, compared to $13,691,000 in 2003, an increase of $26,629,000. This increase resulted from (i) lower amounts of capitalized interest in the current year because of placing portions of 731 Lexington Avenue in service (interest of $25,087,000 has been capitalized in 2004, as compared to $37,516,000 in 2003) and (ii) an increase in average debt outstanding of $266,853,000, primarily due to the 731 Lexington Avenue office financing of $400,000,000, partially offset by a decline in average interest rates of 0.83%.

Years Ended December 31, 2003 and December 31, 2002

      Property rentals were $56,785,000 in 2003, compared to $50,630,000 in 2002, an increase of $6,155,000. This increase resulted primarily from recognizing rent of $5,081,000 from the lease with Bloomberg L.P., which took possession of 87% of the 695,000 square feet under the lease on November 15, 2003.

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

RELATIONSHIP WITH VORNADO REALTY TRUST

      The Company is managed, and its properties are leased and developed, by Vornado pursuant to agreements with one-year terms, expiring in March of each year, which are automatically renewable except for the 731 Lexington Avenue property which provides for a term lasting until substantial completion of the development of the property.

Management Agreements

      The annual fee payable to Vornado for management of the Company is equal to the sum of (i) $3,000,000 and, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, and (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum.

Leasing Agreements

      Vornado also provides all leasing services for the Company for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event of the sale of an asset, the fee is 3% of the gross proceeds, as defined. Such amounts are payable annually in an amount not to exceed $2,500,000, until the present value of such installments, calculated at a discount rate of 9% per annum, equals the amount that would have been paid had they been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers, except in connection with the Bloomberg L.P. lease, where the tenant paid the third party broker directly.

731 Lexington Avenue Fees

      Pursuant to management agreements discussed above, Vornado is entitled to a development fee for the construction of the Company's 731 Lexington Avenue project, estimated to be $26,300,000 payable on the earlier of January 3, 2006 or the date of payment in full of the construction loan encumbering the property. Further, Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the 731 Lexington Avenue project and funding of project costs in excess of a stated budget, if not funded by the Company (the "Completion Guarantee"). The fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs, as defined. This fee is estimated to be $6,300,000 and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at December 31, 2004 under the line of credit with Vornado (see "Debt and Contractual Obligations"), interest on those advances would be at 15% per annum.

      On May 27, 2004, Alexander's entered into an agreement with Vornado under which it provides property management services at 731 Lexington Avenue for an annual fee of $0.50 per square foot of the tenant-occupied office and retail space. Further, the Company entered into an agreement with Building Maintenance Services ("BMS"), a wholly-owned subsidiary of Vornado, to supervise the cleaning, engineering and security at the 731 Lexington Avenue property for an annual fee of 6% of costs for such services. In addition, in October 2004, the Company entered into an agreement with BMS to provide the same services at the Kings Plaza Regional Shopping Center. These agreements were negotiated and approved on behalf of the Company by a committee of directors of the Company unaffiliated with Vornado.

      At December 31, 2004, the Company owed Vornado (i) $18,635,000 for development fees, (ii) $23,748,000 for leasing fees, (iii) $4,894,000 for the guarantee fee, (iv) $537,000 for interest, and (v) $1,411,000 for management fees and property management and cleaning fees.

      The following table shows the amounts incurred under the management, leasing and development agreements.

                                                                   YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------
(amounts in thousands)                                     2004              2003            2002
                                                         ---------         ---------       ---------
Company management fees...........................       $   3,000         $   3,000       $   3,000
Development fee, guarantee fee and rent for
  development office..............................           5,955            10,292          10,769
Leasing fees......................................          12,156            17,919           3,056
Property management fees and payments for
  cleaning, engineering and security services.....           2,481               887             602
                                                         ---------         ---------       ---------
                                                         $  23,592         $  32,098       $  17,427
                                                         =========         =========       =========

      At December 31, 2004, in addition to the fees and costs described above, the Company was indebted to Vornado in the amount of $124,000,000 (see " - Debt and Contractual Obligations").

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company anticipates that cash from operations over the next twelve months, together with existing cash balances, will be adequate to fund its business operations, recurring capital expenditures, and debt amortization. Capital requirements for the completion of the 731 Lexington Avenue project (currently estimated to be $150,000,000) may be funded from either existing cash, proceeds from the sale of condominium units, additional borrowings and/or the Company's construction loan.

Development Projects

      731 LEXINGTON AVENUE

      As of December 31, 2004, the Company has received deposits of $64,060,000 on sales of the condominium units in the building. On January 24, 2005, the condominium offering plan was declared effective by the State of New York at which time 83 units were under sales contract. The Company expects to close on these sales during 2005. Net proceeds after income taxes from these sales will be approximately $310,000,000 (including the deposits received).

      KINGS PLAZA

      The Company plans to construct a two-story freestanding building adjacent to the Mall of approximately 200,000 square feet. The first story of approximately 120,000 square feet will be operated as a Lowe's Home Improvement Warehouse ("Lowe's"). The Lowe's lease is expected to commence in 2006. The cost of the project will be approximately $21 million, net of the Lowe's reimbursement and before reimbursement, if any, from the second story tenant(s). There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Insurance

      The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets but is at risk for financial loss in excess of the policies' limits. Such a loss could be material.

      Pursuant to the Terrorism Risk Insurance Act of 2002, regulated insurers must offer coverage through 2005 in their commercial property policies for losses resulting from defined "acts of terrorism." As a result of the legislation, since June 2003, the Company has maintained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $200,000,000 per occurrence for non-certified acts. The Company is at risk for financial loss in excess of these limits, which loss could be material.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that a future exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks and the Company is unable to obtain coverage if the Terrorism Risk Insurance Act of 2002 is not extended, it may adversely affect the Company's ability to finance and/or refinance its properties and businesses.

      Debt and Contractual Obligations

      Below is a summary of the Company's properties and their encumbrances at December 31, 2004:

                                                                     INTEREST
(amounts in thousands except interest rates)       BALANCE             RATE            MATURITY
                                                ---------------      --------          ---------
Lexington Avenue Office ...............         $       400,000         5.33%          Feb. 2014
Lexington Avenue Construction..........                  65,168         4.92%          Jan. 2006
Kings Plaza............................                 213,699         7.46%          June 2011
Rego Park I............................                  81,661         7.25%          June 2009
Paramus................................                  68,000         5.92%          Oct. 2011
Rego Park II (raw land)................                      --          N/A              N/A
Flushing (leasehold interest)..........                      --          N/A              N/A
Loans with Vornado(1)..................                 124,000         9.00%          Jan. 2006
                                                ---------------
                                                $       952,528
                                                ===============

------------------------
(1) At December 31, 2004, the Company was indebted to Vornado in the amount of $124,000, comprised of (i) a $95,000 note and (ii) $29,000 under a $50,000 line of credit (which carries a 1% unused commitment fee). The current interest rate on the loan and line of credit is 9.00% and resets quarterly using a 6.00% spread to one-year treasury with a 3% floor for treasuries. On July 3, 2002, in conjunction with the original closing of the Construction Loan, the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Construction Loan is finally repaid. This loan bears interest at a variable rate. The rate shown is as of December 31, 2004.

Below is a summary of the Company's contractual obligations at December 31, 2004.

                                                             Less than       One to        Three to      More than
           (amounts in thousands)                Total        One Year     Two Years      Five Years    Five Years
                                              ----------     ---------     ---------      ----------    ----------
Contractual obligations
  Long-term debt obligations.............     $1,428,641     $ 240,798     $ 108,867       $ 195,732    $  883,244
  Operating lease obligations............          5,679           416           731             638         3,894
  Purchase obligations, primarily
     construction commitments............         23,500        23,500(1)         --              --            --
  Other obligations......................        174,455       124,207(2)     34,000(3)        5,000        11,248
                                              ----------     ---------     ---------       ---------    ----------
                                              $1,632,275     $ 388,921     $ 143,598       $ 201,370    $  898,386
                                              ==========     =========     =========       =========    ==========

Commitments
  Standby letters of credit............       $    4,130     $   4,130     $      --       $      --    $       --
                                              ==========     =========     =========       =========    ==========

--------------------------
(1) The construction budget for the Lexington Avenue project is $630,000 (which excludes $29,000 of development and guarantee fees to Vornado) of which $489,400 has been expended through December 31, 2004 and an additional $23,500 has been committed to at December 31, 2004.

(2) This amount includes $121,706 for SARs expense based on the Company closing stock price of $215.00 at December 31, 2004.

(3) This amount primarily represents the estimated development and guarantee fees due to Vornado for the Lexington Avenue project. These fees are to be paid upon the earlier of January 3, 2006 or the payment in full of the Construction Loan encumbering the property.

Stock Appreciation Rights

      As of December 31, 2004, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $71.82. The agreements for these SARs require that they be settled in cash. Had the holders of these SARs chosen to exercise their rights as of December 31, 2004, the Company would have had to pay $121,706,000 in cash. Further appreciation in the Alexander's, Inc. stock price from the closing stock price of $215.00 at December 31, 2004 will increase the cash the Company would have to pay upon exercise and may impact liquidity by requiring the Company to secure additional borrowings to replace such a cash outflow.

CASH FLOWS

Year Ended December 31, 2004

      Net cash provided by operating activities of $27,853,000 was comprised of
(i) the net change in operating assets and liabilities of $86,643,000, partially offset by (ii) a net loss of $33,469,000 and (iii) non-cash items of $25,321,000. The adjustments for non-cash items were comprised of (a) the effect of straight-lining of rental income of $43,327,000, (b) the gain on sale of real estate of $3,862,000, partially offset by (c) $18,818,000 of depreciation and amortization and (d) $3,050,000 resulting from the write-off of unamortized deferred debt expense.

      Net cash used in investing activities of $138,942,000 was comprised of (i) capital expenditures of $146,232,000, partially offset by (ii) net cash restricted for operating liabilities of $2,996,000 and (iii) proceeds from the sale of real estate of $4,294,000. The capital expenditures were primarily related to the 731 Lexington Avenue project.

      Net cash provided by financing activities of $218,627,000 resulted primarily from (i) borrowings collateralized by 731 Lexington Avenue of $477,798,000, partially offset by (ii) debt repayments of $256,755,000 and (iii) debt issuance costs of $3,330,000.

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

FUNDS FROM OPERATIONS ("FFO") FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      FFO was a negative $18,014,000, or $3.60 per share in the year ended December 31, 2004, compared to a negative $10,245,000, or $2.05 per share in the year ended December 31, 2003. FFO for the year ended December 31, 2004 includes
(i) accrued compensation expense for SARs of $76,789,000, based on the Company's closing stock price of $215.00 at December 31, 2004, (ii) $3,862,000 resulting from the gain on the sale of non-depreciable real estate in White Plains, New York and (iii) $3,050,000 resulting from the write-off of unamortized deferred debt expense in connection with the reduction of the principal amount of the Construction Loan for the 731 Lexington Avenue project. FFO for the year ended December 31, 2003 includes (i) accrued compensation expense for SARs of $44,917,000, based on the Company's closing stock price of $124.66 at December 31, 2003, (ii) $1,289,000 resulting from the recognition as income of the non-refundable deposit from the planned sale of the Flushing property of $1,875,000, net of $586,000 for costs associated with this transaction and (iii) income from discontinued operations of $1,206,000 representing the reversal of previously accrued contingent liabilities.

      The following table reconciles Net loss to FFO.

                                                                        FOR THE YEAR
      (amounts in thousands except per share amounts)                ENDED DECEMBER 31,
                                                               ------------------------------
                                                                   2004               2003
                                                               -----------        -----------
Net loss.................................................      $   (33,469)       $   (17,742)
Depreciation of real property............................           15,455              7,497
                                                               -----------        -----------
FFO......................................................      $   (18,014)       $   (10,245)
                                                               ===========        ===========

FFO per common share - basic and diluted.................      $     (3.60)       $     (2.05)
                                                               ===========        ===========

      FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). NAREIT defines FFO as net income or loss determined in accordance with generally accepted accounting principles in the United States of America ("GAAP"), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

      FFO is used by management, investors and industry analysts as a supplemental measure of operating performance of equity REITs. FFO should be evaluated along with GAAP net earnings and net earnings per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO is helpful to investors as a supplemental performance measure because this measure excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs.

      FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in the Company's Statements of Cash Flows. FFO should not be considered as an alternative to net loss as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following table summarizes the Company's exposure to a change in interest rates.

                (amounts in thousands except per share amounts)

                                                                   EFFECT OF
                             AT DECEMBER     WEIGHTED-AVERAGE      CHANGE IN
                               31, 2004       INTEREST RATE     BASE RATES OF 1%
                             -----------     ----------------   ----------------
Variable rate.............   $   189,168           7.59%          $     1,892
Fixed rate................       763,360           6.18%                   --
                             -----------                          -----------
                             $   952,528                          $     1,892
                             ===========                          ===========

Total effect on the
Company's annual
net earnings per share -
diluted...................                                        $      0.38
                                                                  ===========

      The fair value of the Company's debt, estimated by discounting the future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, exceeds the aggregate carrying amount by approximately $1,095,000 at December 31, 2004. Such fair value estimates are not necessarily indicative of the amounts that would be paid upon liquidation of the Company's debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Page
                                                                                     Number
                                                                                     ------
Report of Independent Registered Public Accounting Firm.........................       30

Consolidated Balance Sheets at December 31, 2004 and 2003.......................       31

Consolidated Statements of Operations for the
  Years Ended December 31, 2004, 2003 and 2002..................................       32

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2004, 2003 and 2002..................................       33

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2004, 2003 and 2002..................................       34

Notes to Consolidated Financial Statements......................................       35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander's, Inc.
Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules included in the index at item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander's, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 24, 2005

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            (amounts in thousands except share and per share amounts)

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                             2004        2003
                                                                                         -----------  -----------
ASSETS
Real estate, at cost:
   Land................................................................................  $    91,677  $    91,496
   Buildings, leaseholds and leasehold improvements....................................      466,593      371,353
   Construction in progress............................................................      379,306      346,166
   Air rights for 731 Lexington Avenue.................................................       17,531       17,531
                                                                                         -----------  -----------
     Total.............................................................................      955,107      826,546
   Accumulated depreciation and amortization...........................................      (74,028)     (62,744)
                                                                                         -----------  -----------
Real estate, net.......................................................................      881,079      763,802
Asset held for sale....................................................................           --          432
Cash and cash equivalents..............................................................      128,874       21,336
Deposits on the sale of condominiums units and restricted cash.........................       66,930       16,291
Accounts receivable, net of allowance for doubtful accounts of $379 and $55............        4,872        3,101
Receivable arising from the straight-lining of rents...................................       70,739       27,412
Deferred lease and other property costs (including unamortized leasing fees to Vornado
   of $38,819 and $31,021), net........................................................       68,148       61,594
Deferred debt expense, net.............................................................       15,027       10,806
Other assets...........................................................................        9,132       16,222
                                                                                         -----------  -----------
TOTAL ASSETS                                                                             $ 1,244,801  $   920,996
                                                                                         ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt (including $124,000 due to Vornado in 2004 and 2003)..............................  $   952,528  $   731,485
Amounts due to Vornado.................................................................       49,225       34,427
Accounts payable and accrued expenses..................................................       37,706       47,402
Liability for stock appreciation rights................................................      121,706       44,917
Other liabilities......................................................................       65,268       11,842
                                                                                         -----------  -----------
TOTAL LIABILITIES                                                                          1,226,433      870,073
                                                                                         -----------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none.           --           --
Common stock:  $1.00 par value per share; authorized, 10,000,000 shares; issued,
    5,173,450 shares...................................................................        5,174        5,174
Additional capital.....................................................................       25,685       24,843
(Accumulated deficit) retained earnings................................................      (11,603)      21,866
                                                                                         -----------  -----------
                                                                                              19,256       51,883
Treasury shares: 159,600 and 172,600 shares at cost....................................         (888)        (960)
                                                                                         -----------  -----------
Total stockholders' equity.............................................................       18,368       50,923
                                                                                         -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 1,244,801  $   920,996
                                                                                         ===========  ===========

                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                               ------------------------------
                                                                                 2004       2003       2002
                                                                               --------   --------   --------
REVENUES
  Property rentals.........................................................    $110,541    $56,785    $50,630
  Expense reimbursements...................................................      38,354     30,377     26,170
                                                                               --------   --------   --------
Total revenues.............................................................     148,895     87,162     76,800
                                                                               --------   --------   --------

EXPENSES

  Operating (including fees to Vornado of $1,937, $1,475 and $1,442).......      47,615     37,984     33,042
  General and administrative (including fees to Vornado of $2,160 in each
    year)..................................................................      81,285     48,921      3,980
  Depreciation and amortization............................................      15,527      7,497      6,668
                                                                               --------   --------   --------
Total expenses.............................................................     144,427     94,402     43,690
                                                                               --------   --------   --------

OPERATING INCOME (LOSS)....................................................       4,468     (7,240)    33,110

Interest and other income, net.............................................       1,571      1,983      2,178
Interest and debt expense (including interest on loans from Vornado).......     (40,320)   (13,691)   (22,888)
Write-off of unamortized deferred debt expense.............................      (3,050)        --         --
                                                                               --------   --------   --------

(Loss) income from continuing operations...................................     (37,331)   (18,948)    12,400

Gain on sale of real estate................................................       3,862         --         --
                                                                               --------   --------   --------
(Loss) income before discontinued operations...............................     (33,469)   (18,948)    12,400

Income from discontinued operations........................................          --      1,206     11,184
                                                                               --------   --------   --------

NET (LOSS) INCOME..........................................................    $(33,469)  $(17,742)  $ 23,584
                                                                               ========   ========   ========

Net (loss) income per common share (basic and diluted):
  (Loss) income from continuing operations.................................    $  (7.45)  $  (3.79)  $   2.48
  Gain on sale of real estate..............................................        0.77         --         --
  Income from discontinued operations......................................          --       0.24       2.24
                                                                               --------   --------   --------
  Net (loss) income........................................................    $  (6.68)  $  (3.55)  $   4.72
                                                                               ========   ========   ========

                 See notes to consolidated financial statements.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                                                    RETAINED
                                                                    EARNINGS                     TOTAL
                                                      ADDITIONAL  (ACCUMULATED   TREASURY    STOCKHOLDERS'
                                        COMMON STOCK    CAPITAL     DEFICIT)      SHARES         EQUITY
                                        ------------  ----------  ------------  ---------    -------------
Balance, January 1, 2002.............    $    5,174   $   24,843  $   16,024    $     (960)    $   45,081

Net income...........................            --           --      23,584            --         23,584
                                         ----------   ----------  ----------    ----------     ----------
Balance, December 31, 2002...........         5,174       24,843      39,608          (960)        68,665

Net loss                                         --           --     (17,742)           --        (17,742)
                                         ----------   ----------  ----------    ----------     ----------
Balance, December 31, 2003...........         5,174       24,843      21,866          (960)        50,923

Net loss.............................            --           --     (33,469)           --        (33,469)
Common shares issued under
   share option plan.................            --          842          --            72            914
                                         ----------   ----------  ----------    ----------     ----------
Balance, December 31, 2004...........    $    5,174   $   25,685  $  (11,603)   $     (888)    $   18,368
                                         ==========   ==========  ==========    ==========     ==========


                 See notes to consolidated financial statements

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              2004         2003        2002
                                                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
(Loss) income from continuing operations: ..............................   $ (33,469)   $ (18,948)   $  12,400
Adjustments to reconcile (loss) income from continuing operations to net cash provided by continuing operations:
     Write-off of unamortized deferred debt expense ....................       3,050           --           --
     Gain on sale of real estate .......................................      (3,862)          --           --
     Depreciation and amortization (including debt issuance costs) .....      18,818       11,310        8,999
     Straight-lining of rental income ..................................     (43,327)      (6,742)      (3,099)
     Gain on sale of air rights ........................................          --           --         (169)
Change in operating assets and liabilities:
     Accounts receivable, net ..........................................      (1,771)        (593)        (974)
     Amounts due to Vornado ............................................       9,977       14,012       (3,115)
     Accounts payable and accrued expenses .............................       5,564         (379)      (2,845)
     Liability for stock appreciation rights ...........................      76,789       44,917           --
     Other liabilities .................................................        (210)     (33,725)        (789)
     Other .............................................................      (3,706)      (2,829)      (3,618)
                                                                           ---------    ---------    ---------
Net cash provided by continuing operations .............................      27,853        7,023        6,790
                                                                           ---------    ---------    ---------

Income from discontinued operations ....................................          --        1,206       11,184
     Depreciation and amortization .....................................          --           --           35
     Change in other liabilities .......................................          --       (1,206)          --
     Gain on sale of Third Avenue property .............................          --           --      (10,366)
                                                                           ---------    ---------    ---------
Net cash provided by discontinued operations ...........................          --           --          853
                                                                           ---------    ---------    ---------
Net cash provided by operating activities ..............................      27,853        7,023        7,643
                                                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flows from continuing operations:
     Additions to real estate ..........................................    (146,232)    (215,158)    (133,250)
     Cash restricted for operating liabilities .........................       2,996       (3,446)       4,171
     Net proceeds from sale of real estate .............................       4,294           --           --
     Deposit on sale of Flushing property ..............................          --           --        1,875
                                                                           ---------    ---------    ---------
Net cash used in continuing operations .................................    (138,942)    (218,604)    (127,204)
Cash flows from discontinued operations:
     Net proceeds from sale of Third Avenue property ...................          --           --       13,176
                                                                           ---------    ---------    ---------
Net cash used in investing activities ..................................    (138,942)    (218,604)    (114,028)
                                                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings (including $5,000 from
       Vornado in 2003) ................................................     477,798      190,399       55,500
     Repayments of borrowings ..........................................    (256,755)      (2,721)     (27,524)
     Deferred debt expense .............................................      (3,330)          --      (11,110)
     Exercise of share options .........................................         914           --           --
     Payment of acquisition obligation .................................          --           --         (500)
                                                                           ---------    ---------    ---------
Net cash provided by financing activities ..............................     218,627      187,678       16,366
                                                                           ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents ...................     107,538      (23,903)     (90,019)
Cash and cash equivalents at beginning of year .........................      21,336       45,239      135,258
                                                                           ---------    ---------    ---------
Cash and cash equivalents at end of year ...............................   $ 128,874    $  21,336    $  45,239
                                                                           =========    =========    =========

SUPPLEMENTAL INFORMATION
Cash payments for interest (of which $25,087, $37,516 and $23,788 have
    been capitalized) ..................................................   $  60,968    $  46,861    $  45,818
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

      Alexander's has six properties in the greater New York City metropolitan area consisting of:

Operating properties

      (i) the 731 Lexington Avenue property, a 1,300,000 square foot multi-use building which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York;

      (ii) the Kings Plaza Regional Shopping Center, located on Flatbush Avenue in Brooklyn, New York, which contains 1,098,000 square feet and is comprised of a two-level mall containing 470,000 square feet, a 289,000 square foot department store leased to Sears and another anchor department store owned and operated as a Macy's by Federated Department Stores, Inc.;

      (iii) the Rego Park I property, located on Queens Boulevard and 63rd Road in Queens, New York, which contains a 351,000 square foot building that is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

      (iv) the Paramus property, which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey, which is leased to IKEA Property, Inc;

      (v) the Flushing property, located at Roosevelt Avenue and Main Street in Queens, New York, which contains a 177,000 square foot building that is currently vacant; and

Property to be developed

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

      The Company defines each of its properties as an individual operating segment. It has determined that all properties have similar economic characteristics and meet the other criteria which permit the properties to be aggregated into one reportable segment (the leasing, management, development and redeveloping of properties in the greater New York City metropolitan area). The Company's chief operating decision-maker assess and measure segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each property represents its net rental revenues less its real estate operating expenses.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include deposits received on sales of condominium units at the Lexington Avenue property or cash restricted under financing arrangements. Such cash is reflected on the consolidated balance sheets as "Deposits on the sale of condominium units and restricted cash."

      Allowance for Doubtful Accounts - The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

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

      Fair Value of Financial Instruments - The fair value of the Company's debt, estimated by discounting the future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, exceeds the aggregate carrying amount by approximately $1,095,000 at December 31, 2004. Such fair value estimates are not necessarily indicative of the amounts that would be paid upon liquidation of the Company's debt.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At December 31, 2004 the Company has reported NOLs for federal tax purposes of approximately $49,211,000, expiring from 2007 to 2020. The Company also has investment and targeted jobs tax credits of approximately $2,755,000 expiring from 2008 to 2014.

      The following table reconciles net (loss) income to REIT taxable income for the years ended December 31, 2004, 2003 and 2002.

                                                                     YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                       (amounts in thousands)                      2004        2003        2002
                                                                 --------    ---------   ---------

Net (loss) income .............................................  $(33,469)   $(17,742)   $  23,584
Straight-line rent adjustments ................................   (43,327)     (6,668)      (2,953)
Depreciation and amortization timing differences ..............     1,480       2,859        2,985
Interest expense ..............................................    (2,733)     (2,837)      (2,972)
Stock appreciation rights compensation expense ................    76,789      44,917           --
Interest income ...............................................    17,684      10,439           --
Differences on gain of sale of assets .........................        --          --        1,345
Other .........................................................    (1,117)     (1,422)         988
                                                                 --------    --------    ---------
Taxable income ................................................    15,307      29,546       22,977
NOL carry forward beginning balance ...........................   (64,518)    (94,064)    (117,041)
                                                                 --------    --------    ---------
NOL carry forward ending balance ..............................  $(49,211)   $(64,518)   $ (94,064)
                                                                 ========    ========    =========

      The net basis of the Company's assets and liabilities for tax purposes is approximately $13,000,000 higher than the amount reported for financial statement purposes.

      The Company has elected to treat its wholly owned subsidiary, 731 Residential LLC ("Residential"), as a taxable REIT subsidiary ("TRS"). A TRS is subject to income tax at regular corporate tax rates. The Company's NOLs will not be available to offset taxable income of Residential. Residential owns the assets comprising the residential condominium units at the Company's 731 Lexington Avenue Property. Residential paid no income taxes in the years ended December 31, 2004, 2003 and 2002. TRS deferred income taxes, where applicable, are accounted for in accordance with SFAS 109 "Accounting For Income Taxes" using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. Residential's net basis in its assets and liabilities for tax purposes is approximately $52,000,000 higher than the amount for financial reporting purposes. In addition, the TRS has incurred certain costs for which it has not recognized an income tax benefit for financial reporting purposes. This benefit will be recorded at such time that the uncertainties with respect to the realization have been resolved.

      Amounts Per Share - Basic earnings per share are computed based on weighted average shares outstanding. Diluted earnings per share consider the effect of outstanding stock options.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      If compensation cost for stock option awards had been determined based on the fair values at the grant dates, net (loss) income and net (loss) income per share would have been the pro forma amounts shown below in the years ended December 31, 2004, 2003 and 2002.

                                                                        YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
          (amounts in thousands except                           2004             2003            2002
               per share amounts)                            -------------    -------------    ------------
Net (loss) income:
  As reported..............................................  $     (33,469)   $     (17,742)   $     23,584
  Less: stock - based compensation expense determined
  underfair value method...................................             --               --             384
                                                             -------------    -------------    ------------
  Pro forma................................................  $     (33,469)   $     (17,742)   $     23,200
                                                             =============    =============    ============
Net (loss) income per common share (basic and diluted):
  As reported..............................................  $       (6.68)   $       (3.55)   $       4.72
  Pro forma................................................  $       (6.68)   $       (3.55)   $       4.64

      On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) - Share-Based Payment ("SFAS No. 123R"). SFAS 123R replaces SFAS No. 123, using the prospective method, and supersedes APB Opinion No. 25: Accounting for Stock Issued to Employees. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company's consolidated financial statements.

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

      Other Recently Issued Accounting Literature - On December 16, 2004, the FASB issued SFAS No. 153: Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on the Company's consolidated financial statements.

3.    RELATED PARTY TRANSACTIONS

Vornado Realty Trust

      The Company is managed, and its properties are leased and developed, by Vornado pursuant to agreements with one-year terms, expiring in March of each year, which are automatically renewable except for the 731 Lexington Avenue property which provides for a term lasting until substantial completion of the development of the property.

Management Agreements

      The annual fee payable to Vornado for management of the Company is equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, and (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum.

Leasing Agreements

      Vornado also provides all leasing services for the Company for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event of the sale of an asset, the fee is 3% of the gross proceeds, as defined. Such amounts are payable annually in an amount not to exceed $2,500,000, until the present value of such installments, calculated at a discount rate of 9% per annum, equals the amount that would have been paid had they been paid at the time the transactions which gave rise to the commissions occurred. Pursuant

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers, except in connection with the Bloomberg L.P. lease, where the tenant paid the third party broker directly.

731 Lexington Avenue Fees

      Pursuant to the management agreements discussed above, Vornado is entitled to a development fee for the construction of the Company's 731 Lexington Avenue project, estimated to be $26,300,000, payable on the earlier of January 3, 2006 or the date of payment in full of the construction loan encumbering the property. Further, Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the 731 Lexington Avenue project and funding of project costs in excess of a stated budget, if not funded by the Company (the "Completion Guarantee"). The fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs, as defined. This fee is estimated to be $6,300,000 and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at December 31, 2004 under the line of credit with Vornado (see "Debt and Contractual Obligations"), interest on those advances would be at 15% per annum.

      On May 27, 2004, Alexander's entered into an agreement with Vornado under which it provides property management services at 731 Lexington Avenue for an annual fee of $0.50 per square foot of the tenant-occupied office and retail space. The Company entered into an agreement with Building Maintenance Services ("BMS"), a wholly-owned subsidiary of Vornado, to supervise the cleaning, engineering and security at the 731 Lexington Avenue property for an annual fee of 6% of costs for such services. In addition, in October 2004, the Company entered into an agreement with BMS to provide the same services at the Kings Plaza Regional Shopping Center. These agreements were negotiated and approved on behalf of the Company by a committee of directors of the Company unaffiliated with Vornado.

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

      At December 31, 2004, the Company owed Vornado (i) $18,635,000 for development fees, (ii) $23,748,000 for leasing fees, (iii) $4,894,000 for the guarantee fee, (iv) $537,000 for interest, and (v) $1,411,000 for management fees and property management and cleaning fees.

      The following table shows the amounts incurred under the management, leasing and development agreements.

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
(amounts in thousands)                                   2004       2003       2002
                                                      ---------  ---------  ---------
Company management fees...........................    $   3,000  $   3,000  $   3,000
Development fee, guarantee fee and rent for
  development office..............................        5,955     10,292     10,769
Leasing fees......................................       12,156     17,919      3,056
Property management fees and payments for cleaning,
  engineering and security services...............        2,481        887        602
                                                      ---------  ---------  ---------
                                                      $  23,592  $  32,098  $  17,427
                                                      =========  =========  =========

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In addition to the fees and costs described above, the Company was indebted to Vornado in the amount of $124,000,000 at December 31, 2004 and 2003 and $119,000,000 at December 31, 2002 (see Note 8). The Company incurred interest (including a 1% unused commitment fee on the line of credit) on this debt of $12,650,000, $15,633,000 and $15,547,000 for the years ended December
31, 2004, 2003 and 2002, respectively.

Other

      In the years ended December 31, 2004, 2003 and 2002, Winston & Strawn LLP, a law firm in which Neil Underberg, a director of the Company, is of counsel, performed legal services for the Company for which it was paid $323,000, $100,000 and $480,000, respectively.

4. 731 LEXINGTON AVENUE PROPERTY

      731 Lexington Avenue is a 1.3 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space, approximately 174,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary ("TRS")). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $489,400,000 has been expended through December 31, 2004 and an additional $23,500,000 has been committed to at December 31, 2004. The remaining construction is expected to be completed by the end of 2005.

      At December 31, 2004, the Company has leased 697,000 square feet of office space to Bloomberg L.P. and 144,000 square feet of retail space to, among others, The Home Depot (excluding 14,800 square feet of the mezzanine also leased to The Home Depot), Hennes & Mauritz and The Container Store. On January 25, 2005, the Company leased an additional 176,000 square feet of office space to Citibank N.A. As a result, 100% of the property's 885,000 square feet of office space has been leased.

      The residential space is comprised of 105 condominium units. The original offering plan filed for these units, as amended for price increases through December 31, 2004, would produce an aggregate sale price of approximately $500,000,000 (reflecting the value of existing contracts and the offering price for the remaining units). As of December 31, 2004, the Company has received deposits of $64,060,000 on sales of the condominium units.

      On January 24, 2005, the condominium offering plan was declared effective by the State of New York at which time 83 units were under sales contract. Accordingly, the Company will recognize approximately $38,000,000 of income after taxes in 2005 from these sales for the units under contract. In the first quarter of 2005, $32,000,000 of this income will be recognized using the percentage of completion method.

      During the year ended December 31, 2004, the Company transferred approximately $94,800,000 from "Construction in progress" to "Land" and "Buildings, leaseholds and leasehold improvements," representing the space delivered to tenants and placed into service during such period.

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

      The Construction Loan was modified on February 13, 2004, so that the remaining availability was $237,000,000, which was approximately the amount estimated to complete the 731 Lexington Avenue project at the closing date (not including the development and guarantee fees to Vornado). The interest rate on the Construction Loan of LIBOR plus 2.5% (4.92% at December 31, 2004) and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan is the same except that the office space has been removed from the lien. Further, the Construction Loan permits the release of the retail space for a payment of $15 million and requires all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it is finally repaid. In connection with reducing the principal amount of the Construction Loan, the Company wrote-off $3,050,000, the proportionate share of unamortized deferred financing costs, in the first quarter of 2004 (shown in the Consolidated Statement of Operations as "Write-off of unamortized deferred debt expense"). Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of 731 Lexington Avenue and funding of project costs in excess of a stated loan budget, if not funded by the Company. If

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at December 31, 2004 under the line of credit with Vornado, interest on those advances would be at 15% per annum.

      While the project is nearing completion, there can be no assurance that the remainder of the project will be completed on time or completed for the budgeted amount. Any failure to complete the 731 Lexington Avenue project on time or within budget may adversely affect future cash flows, funds from operations and financial condition.

5. GAIN ON SALE OF LAND

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

      Future base rental revenue under these non-cancelable operating leases (other than leases which have not commenced, including the lease with Citibank, N.A.) is as follows:

(amounts in thousands)
Year Ending December 31,
2005.........................................   $  91,774
2006.........................................      90,030
2007.........................................      87,427
2008.........................................      90,229
2009.........................................      85,817
Thereafter...................................   1,403,068

      These future minimum amounts do not include additional rents based on a percentage of tenants' sales. For the years ended December 31, 2004, 2003 and 2002, these rents were $911,000, $945,000 and $977,000, respectively.

      Bloomberg L.P. and Sears accounted for 36% and 11% of the Company's consolidated revenues for the year ended December 31, 2004, and Sears accounted for 18% and 19% in 2003 and 2002, respectively. No other tenant accounted for more than 10% of revenues.

As Lessee

      The Company is a tenant under long-term leases. Future minimum lease payments under these operating leases are as follows:

(amounts in thousands)
Year Ending December 31,
2005.........................................  $ 416
2006.........................................    416
2007.........................................    315
2008.........................................    315
2009.........................................    323
Thereafter...................................  3,894

      Rent expense was $416,000 for each of the years ended December 31, 2004, 2003 and 2002.

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DISCONTINUED OPERATIONS

      On August 30, 2002, the Company sold its Third Avenue property, located in Bronx, New York. The 173,000 square foot property was sold for $15,000,000, resulting in a gain of $10,366,000. Included in the expenses relating to the sale, the Company paid a commission of $600,000, of which $350,000 was paid to Vornado.

      Discontinued operations reflect the Third Avenue property and the reversal of liabilities:

                                                                   YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------
(amounts in thousands)                                      2004             2003             2002
                                                        ------------     ------------     ------------
Total revenues.......................................   $         --     $         --     $      1,198
Less: total expenses.................................             --               --              380
                                                        ------------     ------------     ------------
                                                                  --               --              818
Reversal of previously accrued contingent liabilities             --            1,206               --
Gain on sale of Third Avenue property................             --               --           10,366
                                                        ------------     ------------     ------------
Income from discontinued operations..................   $         --     $      1,206     $     11,184
                                                        ============     ============     ============

8. DEBT

      The following is a summary of the Company's outstanding debt.

                                                                  INTEREST
                                                                  RATE AT         BALANCE AT DECEMBER 31,
              (amounts in thousands                               DECEMBER     -----------------------------
             except for percentages)               MATURITY       31, 2004         2004             2003
                                                   ---------      --------     --------------   ------------
First mortgage, secured by the 731 Lexington
  Avenue office space (see Note 4)...............  Feb. 2014       5.33%       $      400,000   $         --
Construction loan, secured by the Lexington
  Avenue property (see Note 4)...................  Jan. 2006       4.92%               65,168        240,899
First mortgage, secured by the Kings Plaza
  Regional Shopping Center (1)...................  June 2011       7.46%              213,699        216,586
Term loan and line of credit to Vornado (2)......  Jan. 2006       9.00%              124,000        124,000
First mortgage, secured by the Rego Park I
  Shopping Center (3)............................  June 2009       7.25%               81,661         82,000
First mortgage, secured by the Paramus property..  Oct. 2011       5.92%               68,000         68,000
                                                                               --------------   ------------
                                                                               $      952,528   $    731,485
                                                                               ==============   ============

--------------------------
(1) This mortgage loan, which is an obligation of a wholly owned subsidiary, bears interest at a fixed rate of 7.46% and provides for monthly principal payments based on a 27-year amortization schedule.

(2) At December 31, 2004 and 2003, the Company was indebted to Vornado in the amount of $124,000, comprised of (i) a $95,000 note and (ii) $29,000 under a $50,000 line of credit (which carries a 1% unused commitment fee). The current interest rate on the loan and line of credit is 9.00% and resets quarterly using a 6.00% spread to one-year treasury with a 3% floor for treasuries. On July 3, 2002, in conjunction with the original closing of the Construction Loan, the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Lexington Avenue Construction Loan is finally repaid.

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

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) This mortgage loan, which is an obligation of a wholly owned subsidiary and is guaranteed by the Company, bears interest at a fixed rate of 7.25%. The amortization of principal begins in July 2004 based on a 30-year schedule.

At December 31, 2004, the principal repayments for the next five years and thereafter are as follows:

(amounts in thousands)
Year Ending December 31,
2005.........................................   $  3,895
2006.........................................    200,134
2007.........................................     14,088
2008.........................................     14,850
2009.........................................     93,304
Thereafter...................................    626,257

      All of the Company's debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $881,079,000 at December 31, 2004.

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

      Pursuant to the Terrorism Risk Insurance Act of 2002, regulated insurers must offer coverage through 2005 in their commercial property policies for losses resulting from defined "acts of terrorism." As a result of the legislation, since June 2003, the Company has maintained $500,000,000 of coverage per occurrence for certified terrorist acts, as defined in the legislation, and $200,000,000 per occurrence for non-certified acts. The Company is at risk for financial loss in excess of these limits, which loss could be material.

      The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that a future exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks and the Company is unable to obtain coverage if the Terrorism Risk Insurance Act of 2002 is not extended, it may adversely affect the Company's ability to finance and/or refinance its properties and businesses.

Environmental Remediation

      In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the "Phase II Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation ("NYDEC") has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,550,000 has been paid as of December 31, 2004, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. Costs of future expenditures for these environmental remediation obligations were not discounted to their present value. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

      The Company has concluded that the large majority of the contamination at the site is historic and the result of past activities of third parties. Although the Company is pursuing claims against potentially responsible third parties, and negotiations are ongoing with a former owner of the property, there can be no assurance as to the extent that the Company will be successful in obtaining recovery from such parties of the remediation costs incurred. In addition, the costs associated with further pursuit of responsible parties may be prohibitive. The Company has not recorded an asset as of December 31, 2004 for possible recoveries of environmental remediation costs from potentially responsible third parties. On January 31, 2005, the Company received a settlement of $337,500 from one of the responsible parties.

Flushing Property

      In the fourth quarter of 2003, the Company recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000 from a party that had agreed to purchase the Company's Flushing property, net of $586,000 of costs associated with the transaction, as the party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, the Company received letters from the party demanding return of the deposit. The Company, after consulting with its legal counsel, does not believe the party is entitled to a return of the deposit. There can be no assurance that the party will not institute legal action and, if it does, that it will not be successful in requiring the Company to return all or a portion of the deposit.

Kings Plaza

      The Company plans to construct a two-story freestanding building adjacent to the Mall of approximately 200,000 square feet. The first story of approximately 120,000 square feet will be operated as a Lowe's Home Improvement Warehouse ("Lowe's"). The Lowe's lease is expected to commence in 2006. The cost of the project will be approximately $21 million, net of the Lowe's reimbursement and before reimbursement, if any, from the second story tenant(s). There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Letters of Credit

      Approximately $4,130,000 of standby letters of credit were issued at December 31, 2004.

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

      The 92,000 options which were outstanding and exercisable at December 31, 2004 have a remaining contractual life of 4.2 years and an exercise price of $70.38. In 2004, 13,000 options were exercised. No options were exercised in 2003 and 2002. Shares available for future grant under the Plan at December 31, 2004 were 1,745,000.

      At December 31, 2004, 850,000 SARs were outstanding and exercisable. The consolidated statement of operations for the year ended December 31, 2004 and 2003 includes $76,789,000 and $44,917,000, respectively of compensation expense based on the Company's closing stock price of $215.00 at December 31, 2004 and $124.66 at December 31, 2003. Since the closing stock prices at December 31, 2002 was less than the weighted-average strike

                       ALEXANDER'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price of $71.82, there was no compensation expense in the statement of operations for the year ended December 31, 2002. SARs, unlike options, are not aggregated under the REIT rules.

11. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted (loss) income per share.

                                                                         YEAR ENDED DECEMBER 31,
(amounts in thousands except                                 --------------------------------------------------
shares and per share amounts)                                    2004               2003               2002
                                                             ------------       ------------       ------------
Numerator:
  (Loss) income from continuing operations.................  $    (37,331)      $    (18,948)      $     12,400
  Gain on sale of real estate..............................         3,862                 --                 --
  Income from discontinued operations......................            --              1,206             11,184
                                                             ------------       ------------       ------------
  Net (loss) income........................................  $    (33,469)      $    (17,742)      $     23,584
                                                             ============       ============       ============

Denominator (basic and diluted) - weighted-average shares..     5,008,222          5,000,850          5,000,850

Net (loss) income per common share (basic and diluted):

  (Loss) income from continuing operations.................  $      (7.45)      $      (3.79)      $       2.48
  Gain on sale of real estate..............................          0.77                 --                 --
  Income from discontinued operations......................            --               0.24               2.24
                                                             ------------       ------------       ------------
  Net (loss) income........................................  $      (6.68)      $      (3.55)      $       4.72
                                                             ============       ============       ============

      Options to purchase 92,000 and 105,000 shares of the Company's common stock were not included in the calculations of loss per share in the years ended December 31, 2004 and 2003, respectively, as they are anti-dilutive in those cases and income per share in the year ended December 31, 2002 as the average market prices of the Company's common stock during that year were less than the exercise prices.

12. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
    (amounts in thousands except per share amounts)

                                                                                     (LOSS) INCOME PER COMMON SHARE
                                                (LOSS) INCOME                             (BASIC AND DILUTED)
                                   ----------------------------------------      ----------------------------------------
                                   CONTINUING    DISCONTINUED                   CONTINUING      DISCONTINUED
                     REVENUE       OPERATIONS     OPERATIONS        TOTAL       OPERATIONS       OPERATIONS       TOTAL
                     --------      ----------    ------------     ---------     ----------      ------------    ---------
       2004
First quarter......  $ 33,765      $ (22,992)      $    --        $ (22,992)     $   (4.60)       $    --       $   (4.60)
Second quarter.....    34,799          2,523            --            2,523           0.50             --            0.50
Third quarter......    38,835        (11,693)           --          (11,693)         (2.33)            --           (2.33)
Fourth quarter.....    41,496         (1,307)           --           (1,307)         (0.26)            --           (0.26)

       2003
First quarter......  $ 19,723      $   4,804       $    --        $   4,804      $    0.96        $    --       $    0.96
Second quarter.....    20,156         (4,396)           --           (4,396)         (0.88)            --           (0.88)
Third quarter......    19,902        (13,560)           --          (13,560)         (2.71)            --           (2.71)
Fourth quarter.....    27,381         (5,796)        1,206           (4,590)         (1.16)          0.24           (0.92)

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


                  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER
                               FINANCIAL REPORTING

      Management of Alexander's, Inc., together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

      As of December 31, 2004, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 is effective.

      Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 47 which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alexander's, Inc.
Paramus, New Jersey

We have audited management's assessment, included within this December 31, 2004 Form 10-K of Alexander's, Inc. at Item 9A under the heading "Management's Report on Internal Control Over Financial Reporting," that Alexander's, Inc., together with its consolidated subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the related financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated February 23, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 24, 2005

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning directors of the Company will be contained in a definitive Proxy Statement involving the election of directors and pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The Company will file the Proxy Statement with the Securities and Exchange Commission not later than 120 days after December 31, 2004. Such information is incorporated by reference herein. For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

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

                                      Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------
                                           Number of                                  Number of securities
                                            securities                                remaining available for
                                          to be issued upon                           future issuance under
                                          exercise of           Weighted-average      equity compensation
                                          outstanding           exercise price of        plans (excluding
                                            options,            outstanding options,   securities reflected in
           Plan Category              warrants and rights(a)    warrants and rights         column (a))
-----------------------------------   ----------------------    --------------------  ------------------------
Equity compensation plans approved
by security holders                          92,000                $70.38                 1,745,000

Equity compensation plans not
approved by security holders                  N/A                    N/A                     N/A
                                             ------                ------                 ---------

Total                                        92,000                $70.38                 1,745,000
                                             ======                ======                 =========

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this Annual Report

      1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

      2. The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                                                 PAGES IN THIS
                                                                                 ANNUAL REPORT
                                                                                 ON FORM 10-K
                                                                                 -------------
Schedule II - Valuation and Qualifying Accounts - years ended
  December 31, 2004, 2003 and 2002..........................................          52
Schedule III - Real Estate and Accumulated Depreciation as of
  December 31, 2004.........................................................          53

      All other financial statement schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3. Exhibits:

   See Exhibit Index on page 55.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ALEXANDER'S, INC.

                       By: /s/ Joseph Macnow
                           -------------------------------------------
                          Joseph Macnow
                          Executive Vice President and Chief Financial Officer

                       Date: February 24, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                               TITLE                              DATE
/s/ Steven Roth            Chairman of the Board of Directors and Chief     February 24, 2005
-------------------------
Steven Roth                Executive Officer (Principal Executive Officer)

/s/ Michael D. Fascitelli  President and Director                           February 24, 2005
-------------------------
Michael D. Fascitelli

/s/ Joseph Macnow          Executive Vice President and Chief Financial     February 24, 2005
-------------------------
Joseph Macnow              Officer (Principal Financial and Accounting
                           Officer)

/s/ Thomas R. DiBenedetto  Director                                         February 24, 2005
-------------------------
Thomas R. DiBenedetto

/s/ David Mandelbaum       Director                                         February 24, 2005
-------------------------
David Mandelbaum

/s/ Stephen Mann           Chief Operating Officer and Director             February 24, 2005
-------------------------
Stephen Mann

/s/ Arthur I. Sonnenblick  Director                                         February 24, 2005
-------------------------
Arthur I. Sonnenblick

/s/ Neil Underberg         Director                                         February 24, 2005
-------------------------
Neil Underberg

/s/ Richard R. West        Director                                         February 24, 2005
-------------------------
Richard R. West

/s/ Russell B. Wight, Jr.  Director                                         February 24, 2005
-------------------------
Russell B. Wight, Jr.

                       ALEXANDER'S, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                       COLUMN B         COLUMN C        COLUMN D         COLUMN E
                                                      -----------      -----------    -------------     ----------
                                                                        ADDITIONS:      DEDUCTIONS:
                   (amounts in thousands)              BALANCE AT        CHARGED      UNCOLLECTIBLE      BALANCE
                                                       BEGINNING         AGAINST         ACCOUNTS         AT END
                                                        OF YEAR        OPERATIONS      WRITTEN OFF       OF YEAR
                                                      -----------      -----------    -------------     ----------
               COLUMN A - DESCRIPTION
               ----------------------
Allowance for doubtful accounts:
Year Ended December 31, 2004.....................     $        55      $       384     $        60      $       379
                                                      ===========      ===========     ===========      ===========

Year Ended December 31, 2003.....................     $        96      $       112     $       153      $        55
                                                      ===========      ===========     ===========      ===========

Year Ended December 31, 2002.....................     $       929      $      (191)    $       642      $        96
                                                      ===========      ===========     ===========      ===========

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                             (amounts in thousands)

     COLUMN A             COLUMN B                 COLUMN C                 COLUMN D                COLUMN E
--------------------     -----------      -----------------------------    --------------   --------------------------
                                                                                              GROSS AMOUNT AT WHICH
                                          INITIAL COST TO COMPANY(1)                        CARRIED AT CLOSE OF PERIOD
                                          -----------------------------                     --------------------------
                                                            BUILDING,          COST                      BUILDINGS,
                                                           LEASEHOLDS       CAPITALIZED                   LEASEHOLD
                                                          AND LEASEHOLD    SUBSEQUENT TO                AND LEASEHOLDS
   DESCRIPTION           ENCUMBRANCES       LAND          IMPROVEMENTS     ACQUISITION(2)    LAND       IMPROVEMENTS
--------------------     ------------     ---------       ------------     --------------   --------    -------------
Commercial Property:
 New York, NY
  Rego Park I            $    81,661      $   1,647        $   8,953       $   57,641       $  1,647     $    66,594
  Rego Park II                    --          3,906            1,467            2,224          3,906           1,566
  Flushing                        --             --            1,660            2,167             --           3,213
  Lexington Ave.             465,168         14,432           12,355          704,234         49,720         288,424
  Kings Plaza
  Regional
  Shopping Center            213,699            497            9,542          120,655         24,483         104,990
 Paramus, NJ                  68,000          1,441               --           10,313         11,754              --
 Other properties                 --            167            1,804                2            167           1,806
                                          ---------        ---------       ----------       --------     -----------
 Other debt (4)              124,000
                         -----------

TOTAL                    $   952,528      $  22,090        $  35,781       $  897,236       $ 91,677     $   466,593
                         ===========      =========        =========       ==========       ========     ===========

     COLUMN A                        COLUMN E           COLUMN F       COLUMN G       COLUMN H       COLUMN I
--------------------     --------------------------   ------------    ------------   ----------   ---------------
                           GROSS AMOUNT AT WHICH
                         CARRIED AT CLOSE OF PERIOD
                         --------------------------
                                                                                                   LIFE ON WHICH
                                                      ACCUMULATED                                 DEPRECIATION IN
                                                      DEPRECIATION                                 LATEST INCOME
                          CONSTRUCTION                    AND           DATE OF        DATE        STATEMENT IS
DESCRIPTION                IN PROGRESS     TOTAL(2)   AMORTIZATION    CONSTRUCTION   ACQUIRED(1)     COMPUTED
--------------------     -------------    --------    ------------    ------------   ----------   ---------------
Commercial Property:
 New York, NY
  Rego Park I              $     --       $  68,241   $     22,305         1959         1992       15-39 years
  Rego Park II                2,125           7,597          1,486         1965         1992       38-39 years
  Flushing                      614           3,827          1,859         1975(3)      1992          26 years
  Lexington Ave.            392,877         731,021          7,401         2003         1992        5-39 years
  Kings Plaza
  Regional
  Shopping Center             1,221         130,694         39,171         1970         1992        7-50 years
 Paramus, NJ                     --          11,754             --           --         1992         --
 Other properties                --           1,973          1,806      Various         1992        7-25 years
                           --------       ---------   ------------
 Other debt (4)
TOTAL                      $396,837       $ 955,107   $     74,028
                           ========       =========   ============

--------------------------
(1) Initial cost is as of May 15, 1 992 (the date on which the Company commenced its real estate operations) unless acquired subsequent to that date. See Column H.

(2) The net basis of the Company's  assets and  liabilities  for tax purposes is
approximately   $13,000,000  higher  than  the  amount  reported  for  financial statement purposes.

(3) This date represents the lease acquisition date.

(4) This debt is payable to Vornado Realty Trust (see Note 8 of the consolidated financial statements).

                       ALEXANDER'S, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)

                                                                                DECEMBER 31,
                                                              ---------------------------------------------
                                                                  2004             2003             2002
                                                              ----------        ----------       ----------
REAL ESTATE:
Balance at beginning of period..........................      $  826,546        $  600,661       $  436,742
Additions during the period:
  Land..................................................             181             1,160               --
  Buildings, leaseholds and leasehold improvements......          95,240           194,772            4,608
  Construction in progress..............................          33,140            30,385          164,948
                                                              ----------        ----------       ----------
                                                                 955,107           826,978          606,298
Assets sold.............................................              --              (432)          (5,637)
                                                              ----------        ----------       ----------
Balance at end of period................................      $  955,107        $  826,546       $  600,661
                                                              ==========        ==========       ==========

ACCUMULATED DEPRECIATION:
Balance at beginning of period..........................      $   62,744        $   57,686       $   56,383
Additions charged to operating expenses.................          11,284             5,058            4,563
                                                              ----------        ----------       ----------
                                                                  74,028            62,744           60,946
Assets sold.............................................              --                --           (3,260)
                                                              ----------        ----------       ----------
Balance at end of period................................      $   74,028        $   62,744       $   57,686
                                                              ==========        ==========       ==========

                                  EXHIBIT INDEX

EXHIBIT
  NO.
-------
3.1       Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant's Registration Statement on
           Form S-3 filed on September 20, 1995.......................................    *

3.2       By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March
           31, 2000...................................................................    *

10.1      Limited Liability Company Operating Agreement of 731 Residential LLC,
           dated as of July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang,
           as an Independent Manager. Incorporated herein by reference from Exhibit
           10(i)(A)(1) to the registrant's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2003................................................    *

10.2      Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member,
           Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an
           Independent Manager. Incorporated herein by reference from Exhibit
           10(i)(A)(2) to the registrant's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2003................................................    *

10.3      Amended and Restated Credit Agreement dated July 3, 2002 between 59th
           Street Corporation and Vornado Lending, LLC (evidencing $40,000,000 of debt on which 59th Street Corporation became the direct borrower).
           Incorporated herein by reference from Exhibit 10(i)(B)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
           2003.......................................................................    *

10.4      Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado
           Lending LLC evidencing a $20,000,000 loan. Incorporated herein by reference from Exhibit 10(i)(B)(2) to the registrant's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 2003...............................   *

10.5      Amended and Restated Credit Agreement, dated July 3, 2002, between
           Alexander's Inc. and Vornado Lending LLC evidencing a $50,000,000 line of credit facility. Incorporated herein by reference from Exhibit 10(i)(B)(3)
           to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter
           ended June 30, 2003........................................................    *

10.6      Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado
           Lending LLC evidencing a $35,000,000 loan. Incorporated herein by reference from Exhibit 10(i)(B)(4) to the registrant's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 2003...............................   *

10.7      Building Loan Agreement, dated as of July 3, 2002, by and between 731
           Commercial LLC and 731 Residential LLC, collectively as Borrower, and
           Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the
           Lenders. Incorporated herein by reference from Exhibit 10(i)(C) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
           2003.......................................................................    *

10.8      Project Loan Agreement, dated as of July 3, 2002, by and between 731
           Commercial LLC and 731 Residential LLC, collectively as Borrower, and
           Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the
           Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
           2003.......................................................................    *

---------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
10.9      Supplemental Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as
           Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch,
           as Agent for the Lenders. Incorporated herein by reference from
           Exhibit 10(i)(C)(2) to the registrant's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 2003......................................     *

10.10     Consolidated, Amended and Restated Building Loan Mortgage, dated as of
           July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York
           Branch, as Agent for the Lenders. Incorporated herein by reference from
           Exhibit 10(i)(C)(3) to the registrant's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 2003...........................................    *

10.11     Consolidated, Amended and Restated Building Loan Note, dated as of July 3,
           2002 by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York
           Branch, as Agent for the Lenders. Incorporated herein by reference from
           Exhibit 10(i)(C)(4) to the registrant's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 2003...........................................    *

10.12     Guaranty of Completion, dated as of July 3, 2002, executed by Vornado
           Realty L.P. for the benefit of Bayerische Hypo-und Vereinsbank AG, New
           York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(5) to the registrant's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 2003.................. ....................    *

10.13     Guaranty of Carry Obligations, dated as of July 3, 2002, executed by
           Alexander's, Inc. for the benefit of Bayerische Hypo-und Vereinsbank AG,
           New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(6) to the registrant's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 2003.................. ..........    *

10.14     Environmental Indemnity Agreement, dated as of July 3, 2002, executed by
           Alexander's, Inc., 731 Residential LLC and 731 Commercial LLC in favor of
           Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the
           Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(7) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
           2003......................................................................    *

10.15     Reimbursement Agreement, dated as of July 3, 2002, by and between
           Alexander's, Inc., 731 Commercial LLC, 731 Residential LLC and Vornado
           Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(C)(8) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June
           30, 2003..................................................................    *

10.16     First Omnibus Amendment to Loan Documents, dated March 5, 2003, among 731
           Commercial LLC and 731 Residential LLC, collectively as Borrower, and Hypo
           Real Estate Capital Corporation, as Agent for the Lenders. Incorporated
           herein by reference from Exhibit 10.16 to the registrant's Annual Report
           on Form 10-K for the year ended December 31, 2003.........................    *

10.17     Second Omnibus Amendment to Loan Documents, dated February 13, 2004, among
          731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and
          Hypo Real Estate Capital Corporation, as Agent for the Lenders.
          Incorporated herein by reference from Exhibit 10.17 to the registrant's
          Annual Report on Form 10-K for the year ended December 31, 2003............    *

---------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
10.18     First Amendment to Building Loan Agreement, dated March 5, 2003, between
           731 Commercial LLC and 731 Residential LLC, * collectively as Borrower, and Hypo Real Estate Capital Corporation, as Agent for the Lenders.
           Incorporated herein Incorporated by reference from Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the year ended December 31,
           2003......................................................................   *

10.19     Second Amendment to Building Loan Agreement, dated February 13, 2004, between 731 Commercial LLC and 731 Residential LLC, collectively as
           Borrower, and Hypo Real Estate Capital Corporation, as Agent for the
           Lenders. Incorporated herein by reference from Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended December 31,
           2003.....................................................................    *

10.20     Loan and Security Agreement, dated as of February 13, 2004, between 731
           Office One LLC, as Borrower and German American Capital Corporation, as
           Lender. Incorporated herein by reference from Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31,
           2003.....................................................................    *

10.21     Amended, Restated and Consolidated Mortgage, Security Agreement, Financing
           Statement and Assignment of Leases, Rent and Security Deposits by and
           between 731 Office One LLC as Borrower and German American Capital
           Corporation as Lender, dated as of February 13, 2004. Incorporated herein by reference from Exhibit 10.21 to the registrant's Annual Report on Form
           10-K for the year ended December 31, 2003.................................   *

10.22     Amended, Restated and Consolidated Note, dated as of February 13, 2004, by
           731 Office One LLC in favor of German American Capital Corporation.
           Incorporated herein by reference from Exhibit 10.22 to the registrant's
           Annual Report on Form 10-K for the year ended December 31, 2003...........   *

10.23     Assignment of Leases, Rents and Security Deposits from 731 Office One LLC to German American Capital Corporation, dated as of February 13, 2004.
           Incorporated herein by reference from Exhibit 10.23 to the registrant's
           Annual Report on Form 10-K for the year ended December 31, 2003...........   *

10.24     Account and Control Agreement, dated as of February 13, 2004, by and among
           German American Capital Corporation as Lender, and 731 Office One LLC as
           Borrower, and JP Morgan Chase as Cash Management Bank. Incorporated herein by reference from Exhibit 10.24 to the registrant's Annual Report on Form
           10-K for the year ended December 31, 2003.................................   *

10.25     Manager's Consent and Subordination of Management Agreement dated February
           13, 2004 by 731 Office One LLC and Alexander's Management LLC and German
           American Capital Corporation. Incorporated herein by reference from
           Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year
           ended December 31, 2003...................................................   *

10.26     Note Exchange Agreement dated as of February 13, 2004 by and between 731
           Office One LLC and German American Capital Corporation. Incorporated
           herein by reference from Exhibit 10.26 to the registrant's Annual Report
           on Form 10-K for the year ended December 31, 2003.........................   *

10.27     Promissory Note A-1 dated as of February 13, 2004 and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.27 to the registrant's Annual Report on Form
           10-K for the year ended December 31, 2003.................................   *

---------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
10.28     Promissory Note A-2 dated as of February 13, 2004 and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form
           10-K for the year ended December 31, 2003.................................    *

10.29     Promissory Note A-3 dated as of February 13, 2004 and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.29 to the registrant's Annual Report on Form
           10-K for the year ended December 31, 2003.................................    *

10.30     Promissory Note A-4 dated as of February 13, 2004, and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.30 to the registrant's Annual Report on Form
           10-K for the year ended December 31, 2003.................................    *

10.31     Promissory Note A-X dated as of February 13, 2004, and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.31 to the registrant's Annual Report on Form
           10-K for the year ended December 31, 2003.................................    *

10.32     Promissory Note B dated as of February 13, 2004, and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.32 to the registrant's Annual Report on Form
           10-K for the year ended December 31, 2003.................................    *

10.33     Guaranty of Recourse Obligations dated as of February 13, 2004, by
           Alexander's, Inc. to and for the benefit of German American Capital
           Corporation. Incorporated herein by reference from Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended December 31,
           2003......................................................................    *

10.34     Environmental Indemnity dated as of February 13, 2004, by Alexander's,
           Inc. and 731 Office One LLC for the benefit of German American Capital
           Corporation. Incorporated herein by reference from Exhibit 10.34 to the registrant's Annual Report on Form 10-K for the year ended December 31,
           2003......................................................................    *

10.35     Amended, Restated and Consolidated Mortgage and Security Agreement, dated
           May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and
           Alexander's Rego Shopping Center Inc., as mortgagor. Incorporated herein by reference from Exhibit 10(i)(E) to the registrant's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 2000............. ...............    *

10.36     Real Estate Retention Agreement dated as of July 20, 1992, between Vornado
           Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from
           Exhibit 10(i)(O) to the registrant's Annual Report on Form 10-K for the
           fiscal year ended July 25, 1992...........................................    *

10.37     Extension Agreement to the Real Estate Retention Agreement, dated as of
           February 6, 1995, between the Company and Vornado Realty Trust.
           Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant's Annual Report Form 10-K for the year ended December 31,
           1994......................................................................    *

10.38     Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander's, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant's Quarterly Report
           on Form 10-Q for the quarter ended June 30, 2002..........................    *

---------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
10.39     59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 * Residential LLC and 731 Commercial
           LLC. Incorporated herein by reference from Exhibit 10(i)(E)(4) to the
           Incorporated registrant's Quarterly Report on Form 10-Q for the quarter

10.40     Amended and Restated Management and Development Agreement, dated as of
           July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from
           Exhibit 10(i)(F)(1) to the registrant's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 2002..........................................    *

10.41     59th Street Management and Development Agreement, dated as of July 3,
           2002, by and between 731 Commercial LLC and Vornado Management Corp.
           Incorporated herein by reference from Exhibit 10(i)(F)(2) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
           2002........................................................... .........    *

10.42     Kings Plaza Management Agreement, dated as of May 31, 2001, by and between
           Alexander's Kings Plaza LLC and Vornado Management Corp. Incorporated
           herein by reference from Exhibit 10(i)(F)(3) to the registrant's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2002...................   *

10.43     Agreement of Lease for Rego Park, Queens, New York, between Alexander's,
           Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit
           10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1994.....................................................    *

10.44     Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1,
           1992, between the Company, as landlord, and Caldor, as tenant.
           Incorporated herein by reference from Exhibit (ii)(E)(7) to the registrant's Annual Report on Form 10-K for the fiscal year ended July 25,
           1992.....................................................................    *

10.45     First Amendment to Sublease for Roosevelt Avenue, Flushing, New York,
           dated as of February 22, 1995 between the Company, as sublandlord, and
           Caldor, as tenant. Incorporated herein by reference from Exhibit
           10(ii)(A)(8)(b) to the registrant's Annual Report on Form 10-K for the
           year ended December 31, 1994.............................................    *

10.46     Lease Agreement, dated March 1, 1993 by and between the Company and Alex
           Third Avenue Acquisition Associates. Incorporated by reference from
           Exhibit 10(ii)(F) to the registrant's Annual Report on Form 10-K for the
           fiscal year ended July 31, 1993..........................................    *

10.47     Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of Richfield, MN, Inc., dated as of March 1, 1995.
           Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the registrant s Annual Report on Form 10-K for the year ended December 31,
           1994.....................................................................    *

10.48     Guaranty, dated March 1, 1995, of the Lease described in Exhibit
           10(ii)(A)(6)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the registrant's Annual Report on Form
           10-K for the year ended December 31, 1994................................    *

10.49     Employment Agreement, dated February 9, 1995, between the Company and
           Stephen Mann. Incorporated herein by reference from Exhibit 10(iii)(B) to the registrant's Annual Report on Form 10-K for the year ended December
           31, 1994.................................................................    *

10.50     Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997.
           Incorporated herein by reference from Exhibit 10 to the registrant's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1997........    *

---------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
10.51     Amended and Restated Consolidated Mortgage and Security Agreement dated as of May 31, 2001 among Alexander's Kings Plaza LLC as mortgagor,
           Alexander's of King LLC as mortgagor and Kings Parking LLC as mortgagor, collectively borrower, to Morgan Guaranty Trust Company of New York, as mortgagee. Incorporated herein by reference from Exhibit 10(v) A1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
           2001......................................................................    *

10.52     Amended, Restated and Consolidated Promissory Note, dated as of May 31,
           2001 by and between Alexander's Kings Plaza LLC, Alexander's of Kings LLC,
           and Kings Parking LLC collectively borrower, and Morgan Guaranty Trust
           Company of New York, lender. Incorporated herein by reference from Exhibit
           10(v) A2 to the registrant's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 2001.......................................................    *

10.53     Cash Management Agreement dated as of May 31, 2001 by and between
           Alexander's Kings Plaza LLC, Alexander's of Kings LLC, and Kings Parking
           LLC collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
           2001......................................................................    *

10.54     Note modification and Severance Agreement dated as of November 26, 2001, between Alexander's Kings Plaza LLC, Alexander's of Kings LLC, and Kings
           Parking LLC collectively borrower and JP Morgan Chase Bank of New York, lender. Incorporated herein by reference from Exhibit 10(v)(A)(4) to the registrant's Annual Report on Form 10-K for the year ended December 31,
           2001......................................................................    *

10.55     Agreement of Lease dated as of April 30, 2001 between Seven Thirty One
           Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the registrant's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2001...................    *

10.56     First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty
           One Limited Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v)(B)(2) to the registrant's Quarterly
           Report on Form 10-Q for the fiscal quarter ended June 30, 2002............    *

10.57     Loan Agreement dated as of October 2, 2001 by and between ALX of Paramus
           LLC as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender.
           Incorporated herein by reference from Exhibit 10(v)(C)(1) to the registrant's Annual Report on Form 10-K for the year ended December 31,
           2001......................................................................    *

10.58     Mortgage, Security Agreement and Fixture Financing Statement dated as of
           October 2, 2001 by and between ALX of Paramus LLC as borrower, and SVENSKA
           HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from
           Exhibit 10(v)(C)(2) to the registrant's Annual Report on Form 10-K for the
           year ended December 31, 2001..............................................    *

10.59     Environmental undertaking letter dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB
           (publ), as lender. Incorporated herein by reference from Exhibit
           10(v)(C)(3) to the registrant's Annual Report on Form 10-K for the fiscal
           year ended December 31, 2001..............................................    *

10.60     Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as
           Landlord, and IKEA Property, Inc. as Tenant. Incorporated herein by reference from Exhibit 10(v)(C)(4) to the registrant's Annual Report on
           Form 10-K for the year ended December 31, 2001............................    *

---------------------------
* Incorporated by reference

EXHIBIT
  NO.
-------
21        Subsidiaries of Registrant

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

--------------------------
*Incorporated by reference