Form 10-Q
period 2005-03-31
ALEXANDERS INC
filed 2005-04-28
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission File Number	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

210 Route 4 East, Paramus, New Jersey	07652

(Address of principal executive offices)	(Zip Code)

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

☑ Yes      ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑ Yes      ☐ No

As of April 15, 2005, there were 5,021,850 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	583,187	466,593
Construction in progress	45,634	419,059

Total	698,276	955,107
Accumulated depreciation and amortization	(77,551)	(74,028)

Real estate, net	620,725	881,079

Cash and cash equivalents	201,065	128,874
Deposits on the sale of condominium units and restricted cash	79,614	66,930
Accounts receivable, net of allowance for doubtful accounts of $413 and $379	6,112	4,872
Receivable arising from the straight-lining of rents	76,896	70,739
Receivable arising from the sale of condominiums	291,575	—
Deferred lease and other property costs (including unamortized leasing fees to Vornado Realty Trust (“Vornado”) of $46,650 and $38,819), net	75,679	68,148
Deferred debt expense, net	14,222	15,027
Other assets	8,730	9,132

TOTAL ASSETS	$1,374,618	$1,244,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt (including $124,000 due to Vornado in 2005 and 2004)	$971,287	$952,528
Amounts due to Vornado	58,317	49,225
Accounts payable and accrued expenses	41,162	37,706
Liability for stock appreciation rights	144,231	121,706
Other liabilities (includes taxes payable of $34,692 in 2005)	109,605	65,268

TOTAL LIABILITIES	1,324,602	1,226,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,174	5,174
Additional capital	26,081	25,685
Retained earnings (deficit)	19,615	(11,603)

	50,870	19,256
Treasury shares: 153,500 and 159,600 shares at cost	(854)	(888)

TOTAL STOCKHOLDERS’ EQUITY	50,016	18,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,374,618	$1,244,801

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
REVENUES
Property rentals	$31,673	$24,567
Expense reimbursements	12,003	9,198

Total revenues	43,676	33,765

EXPENSES
Operating (including fees to Vornado of $551 and $379)	13,834	10,496
General and administrative (including stock appreciation rights compensation expense of $22,525 and $30,039 and management fees of $540 to Vornado in each period)	23,628	31,205
Depreciation and amortization	4,649	3,530

Total expenses	42,111	45,231

OPERATING INCOME (LOSS)	1,565	(11,466)

Interest and other income, net	981	458
Interest and debt expense (including interest on loans from Vornado)	(11,303)	(8,934)
Write off of unamortized deferred debt expense	—	(3,050)

Loss from continuing operations	(8,757)	(22,992)

Gain on sale of condominiums	74,667	—
Income tax expense of taxable REIT subsidiary	(34,692)	—

	39,975	—

NET INCOME (LOSS)	$31,218	$(22,992)

Income (loss) per common share – Basic	$6.22	$(4.60)

Income (loss) per common share – Diluted	$6.15	$(4.60)

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$31,218	$(22,992)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of condominiums	(74,667)	—
Income tax expense on taxable REIT subsidiary	34,692	—
Write-off of unamortized deferred debt expense	—	3,050
Depreciation and amortization (including deferred debt expense)	5,453	4,389
Straight-lining of rental income	(6,157)	(11,683)
Change in operating assets and liabilities:
Accounts receivable, net	(1,240)	(3,130)
Amounts due to Vornado	8,219	3,629
Accounts payable and accrued expenses	274	1,878
Liability for stock appreciation rights	22,525	30,039
Other liabilities	(8)	(58)
Other assets	(7,504)	(1,716)

Net cash provided by operating activities	12,805	3,406

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of condominiums	63,045	—
Investment in joint venture	(750)	—
Additions to real estate	(19,067)	(50,612)
Cash restricted for operating liabilities	(3,031)	(11,460)

Net cash provided by (used in) investing activities	40,197	(62,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	19,780	412,630
Repayments of borrowings	(1,021)	(254,252)
Deferred debt expense	—	(1,914)
Exercise of share options	430	351

Net cash provided by financing activities	19,189	156,815

Net increase in cash and cash equivalents	72,191	98,149
Cash and cash equivalents at beginning of period	128,874	21,336

Cash and cash equivalents at end of period	$201,065	$119,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $5,700 and $6,729 have been capitalized)	$16,074	$13,670

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

2. BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Alexander’s, Inc. for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of Alexander’s, Inc. and all of its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have no impact on net income previously reported.

     The Company currently operates in one business segment.

3. RELATIONSHIP WITH VORNADO REALTY TRUST

     Vornado owned 33.0% of the common stock of Alexander’s, Inc. as of March 31, 2005. Steven Roth is the Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At March 31, 2005, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.4% of the outstanding common stock of Alexander’s, Inc., in addition to the common stock owned directly by Vornado, and 11.0% of the outstanding common shares of beneficial interest of Vornado.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

731 Lexington Avenue Fees

     Pursuant to management agreements discussed above, Vornado is entitled to a development fee for the construction of the Company’s 731 Lexington Avenue project, estimated to be $26,300,000 payable on the earlier of January 3, 2006 or the date of payment in full of the construction loan encumbering the property. Further, Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the 731 Lexington Avenue project and funding of project costs in excess of a stated budget, if not funded by the Company (the “Completion Guarantee”). The fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs, as defined. This fee is estimated to be $6,300,000 and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at December 31, 2004 under the line of credit with Vornado (see “Debt and Contractual Obligations”), interest on those advances would be at 15% per annum.

     On May 27, 2004, Alexander’s entered into an agreement with Vornado under which it provides property management services at 731 Lexington Avenue for an annual fee of $0.50 per square foot of the tenant-occupied office and retail space. Further, the Company entered into an agreement with Building Maintenance Services (“BMS”), a wholly-owned subsidiary of Vornado, to supervise the cleaning, engineering and security at the 731 Lexington Avenue property for an annual fee of 6% of costs for such services. In addition, in October 2004, the Company entered into an agreement with BMS to provide the same services at the Kings Plaza Regional Shopping Center. These agreements were negotiated and approved on behalf of the Company by a committee of directors of the Company unaffiliated with Vornado.

     At March 31, 2005, the Company owed Vornado (i) $19,192,000 for development fees, (ii) $32,220,000 for leasing fees, (iii) $5,210,000 for the guarantee fee, (iv) $537,000 for interest, and (v) $1,158,000 for management fees and property management and cleaning fees.

     The following table shows the amounts incurred under the management, leasing and development agreements.

	Three Months Ended
	March 31,
(amounts in thousands)	2005	2004
Company management fees	$750	$750
Development fee, guarantee fee and rent for development office	1,136	1,704
Leasing fees	9,096	4,390
Property management fees and payments for cleaning, engineering and security services	571	662

	$11,553	$7,506

     At March 31, 2005, in addition to the fees and costs described above, the Company was indebted to Vornado in the amount of $124,000,000 comprised of (i) a $95,000,000 note and (ii) $29,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). As of March 31, 2005, the interest rate on the loan and line of credit was 9.0% and resets quarterly using a 6.0% spread to one-year treasuries with a 3% floor for treasuries. On April 1, 2005 the rate was reset at 9.30%. On July 3, 2002, in conjunction with the original closing of the Construction Loan, the maturity of the Vornado debt was extended to the earlier of January 3, 2006 or the date the Construction Loan is finally repaid. The Company incurred interest (including the 1% unused commitment fee) on this debt of $2,896,000 and $4,018,000 in the three months ended March 31, 2005 and 2004, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. 731 LEXINGTON AVENUE

     731 Lexington Avenue is a 1.3 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space, approximately 174,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary (“TRS”)). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $505,300,000 has been expended through March 31, 2005 and an additional $17,100,000 has been committed to at March 31, 2005. The remaining construction is expected to be completed by the end of 2005.

     At March 31, 2005, the Company has leased all of the office space, of which 697,000 square feet of office space was leased to Bloomberg L.P., and 176,000 square feet of office space was leased to Citibank N.A. In addition, the Company has leased 145,000 square feet of retail space to, among others, The Home Depot, Hennes & Mauritz, The Container Store, Wachovia Bank, and the Bank of America.

     The residential space is comprised of 105 condominium units. The total value of condominiums (i) sold, (ii) under contract for sale, and (iii) remaining to be sold is approximately $500,000,000, which would produce pre-tax profit of approximately $116,000,000. On January 24, 2005, the condominium offering plan was declared effective by the State of New York. At March 31, 2005, 72 of the condominium units were under sales contract and 18 condominium unit sales closed. Accordingly, the Company will recognize approximately $45,437,000 of income after taxes in fiscal 2005 from these sales for the units under contract. In the first quarter of 2005, $39,975,000 of this income was recognized using the percentage of completion method.

     On March 4, 2005, the Construction Loan was modified to allow the Company to retain the proceeds received from the sales of its condominium units without having to pay down the Construction Loan. When the condominiums are fully sold out, the Construction Loan will be secured by a lien on only the retail unit.

     While the project is nearing completion, there can be no assurance that the remainder of the project will be completed on time or completed for the budgeted amount. Any failure to complete the 731 Lexington Avenue project on time or within budget may adversely affect future cash flows, funds from operations and financial condition.

5. LEASES

     The Company leases space to tenants in retail centers and an office building. Future base rental revenue under these non-cancelable operating leases is as follows:

(amounts in thousands)

Year Ending December 31,
2005	$69,942
2006	107,263
2007	105,482
2008	108,285
2009	104,212
Thereafter	1,552,721

     Bloomberg L.P. and Sears accounted for 36% and 10% of the company’s consolidated revenues for the first quarter of 2005, and 36% and 11% for the first quarter of 2004. No other tenant accounted for more than 10% of revenues.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. DEBT

     The following is a summary of the Company’s outstanding debt.

		Interest	Balance at
		Rate at	March 31,	December 31,
	Maturity	March 31, 2005	2005	2004
(amounts in thousands except for percentages)
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$400,000	$400,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	June 2011	7.46%	212,877	213,699
Term loan and line of credit to Vornado	Jan. 2006	9.00%	124,000	124,000
First mortgage, secured by the Rego Park I Shopping Center	June 2009	7.25%	81,462	81,661
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
Construction loan, secured by the retail and residential space at the Lexington Avenue property	Jan. 2006	5.35%	84,948	65,168

			$971,287	$952,528

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

     The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that a future exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks and the Company is unable to obtain coverage if the Terrorism Risk Insurance Act of 2002 is not extended, it may adversely affect the Company’s ability to finance and/or refinance its properties and businesses.

Environmental Remediation

     In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,559,000 has been paid as of March 31, 2005, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. Costs of future expenditures for these environmental remediation obligations were not discounted to their present value. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

     The Company has concluded that the large majority of the contamination at the site is historic and the result of past activities of third parties. Although the Company is pursuing claims against potentially responsible third parties, and negotiations are ongoing with a former owner of the property, there can be no assurance as to the extent that the Company will be successful in obtaining recovery from such parties of the remediation costs incurred. In addition, the costs associated with further pursuit of responsible parties may be prohibitive. The Company has not recorded an asset as of March 31, 2005 for possible recoveries of environmental remediation costs from potentially responsible third parties. On January 31, 2005, the Company received a settlement of $337,500 from one of the responsible parties.

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

Kings Plaza

     The Company plans to construct a freestanding building adjacent to the mall containing approximately 120,000 square feet leased to Lowe’s Home Improvement Warehouse (“Lowe’s”). This lease is expected to commence in 2006. The cost of this project, net of tenant reimbursement, is approximately $5 million. In addition, the Company may construct a second level on this project. There can be no assurance that these projects will be completed, completed on time or completed for the budgeted amount.

Rego Park II

     The Company owns two land parcels containing approximately 10 acres adjacent to its Rego Park I property in Queens, New York. One parcel comprises the entire square block bounded by the Horace Harding Service Road, 97th Street, 62nd Drive and Junction Boulevard. The other is a parcel of approximately one-quarter square block at the intersection of Junction Boulevard and the Horace Harding Service Road. Both parcels are zoned for residential use, while commercial uses are permitted as-of-right only on the smaller parcel. Each parcel is currently being used for paid public parking.

     The Company’s plan for the entire square block parcel is a mixed-use, development containing approximately 600,000 square feet of retail space on four levels, 450 apartment units in two towers, and a 1,400 space parking deck. This project is going through the governmental approval process, which is expected to take approximately nine months.

     While the current plans for the other parcel are very preliminary, we anticipate it may include up to 80,000 square feet of retail.

     It is anticipated that neither of these projects will commence prior to 2006. There can be no assurance that these projects will be completed, completed on time or completed for the budgeted amount.

Letters of Credit

     Approximately $4,130,000 in standby letters of credit were issued at March 31, 2005.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. Basic earnings per share is determined using the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined using the weighted average shares of common stock outstanding assuming all dilutive potential common shares were converted into shares at the earliest date possible.

	Three Months Ended March 31,
	2005	2004
Net income (loss) available to common shareholders – Basic and diluted	$31,218,000	$(22,992,000)

Weighted average shares outstanding – Basic	5,015,827	5,002,169
Effect of stock options	59,638	—

Weighted average shares outstanding – Diluted	5,075,465	5,002,169

Income (Loss) Per Common Share — Basic	$6.22	$(4.60)

Income (Loss) Per Common Share – Diluted	$6.15	$(4.60)

     Options to purchase 100,000 shares of the common stock of Alexander’s Inc. were not included in the calculation of net loss per share for the three months ended March 31, 2004, as they are anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Alexander’s, Inc.
Paramus, New Jersey

     We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s Inc. and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

     We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 27, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein and throughout this Quarterly Report on Form 10-Q constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. The Company’s future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may,” “will” or other similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) national, regional and local economic conditions; (b) the consequences of any armed conflict involving, or terrorist attack against, the United States; (c) our ability to secure adequate insurance; (d) local conditions, such as an oversupply of space or a reduction in demand for real estate in the area; (e) competition from other available space; (f) whether tenants consider a property attractive; (g) the financial condition of our tenants, including the extent of tenant bankruptcies or defaults; (h) whether we are able to pass some or all of any increased operating costs we incur through to our tenants; (i) how well we manage our properties; (j) any increase in interest rates; (k) any decreases in market rental rates; (l) the timing and costs associated with property development, improvements and rentals; (m) changes in taxation or zoning laws; (n) government regulations; (o) our failure to continue to qualify as a real estate investment trust; (p) the availability of financing on acceptable terms or at all; (q) potential liabilities under environmental or other laws or regulations; (r) general competitive factors; (s) dependence upon Vornado Realty Trust (“Vornado”); and (t) possible conflicts of interest with Vornado.

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

Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three months ended March 31, 2005 and 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during the first quarter of 2005.

Condominium Sales

     The residential space of 731 Lexington Avenue contains approximately 248,000 net saleable square feet, consisting of 105 condominium units. The sales of these condominiums are accounted for using the percentage-of-completion method. The total value of condominiums (i) sold, (ii) under contract for sale, and (iii) remaining to be sold is approximately $500,000,000, which would produce a net pre-tax profit of approximately $116,000,000. On January 24, 2005, the condominium offering plan was declared effective by the State of New York. At March 31, 2005, 72 of the condominium units were under sales contract and 18 condominium unit sales closed. Accordingly, the Company will recognize approximately $45,437,000 of income after taxes in fiscal 2005 from the units under contract. In the first quarter of 2005, $39,975,000 of this income has been recognized.

Stock Appreciation Rights

     Compensation expense for each stock appreciation right (“SARs”) is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. In the three months ended March 31, 2005, the Company recorded $22,525,000 of SARs compensation expense as Alexander’s, Inc. stock price increased from $215.00 to $241.50 from December 31, 2004 to March 31, 2005. $30,039,000 was recorded in the three months ended March 31, 2004 as the stock price increased from $124.66 to $160.00 from December 31, 2003 to March 31, 2004.

Application of Critical Accounting Policies

Real Estate

     As construction of the Lexington Avenue development project progresses and as components of the building are placed into service, the Company will cease capitalizing property operating expenses and interest expense and begin to expense these items, as well as depreciation, for those components. In the three months ended March 31, 2005, the Company transferred approximately $116,184,000 from “Construction in Progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered. In addition, during the first quarter of 2005, the Company transferred approximately $277,938,000 from “Construction in Progress” as its cost portion regarding the sales of its condominium units.

Results of Operations

     The Company had net income of $31,218,000 for the first quarter of 2005, compared to a net loss of $22,922,000 in the prior year’s quarter. The net income for the current year’s quarter includes a gain after tax of $39,975,000 for the sale of 90 condominium units at the 731 Lexington Avenue property.

     Property rentals increased 28.9% to $31,673,000 for first quarter of 2005 from $24,567,000 in the prior year’s quarter. The increase is primarily attributable to tenants located in the 731 Lexington Avenue property whose space was placed in service subsequent to the first quarter of 2004. These tenants include the Home Depot, Hennes & Mauritz, Metrovest, Wachovia Bank, Bank of America, and Citibank.

     Tenant expense reimbursements increased 30.5% to $12,003,000 from $9,198,000 in the prior year’s quarter. The increase is largely due to reimbursements received from the tenants whose space was placed in service subsequent to the first quarter of 2004 at the 731 Lexington Avenue property.

     Operating expenses increased 31.8% to $13,834,000 for the first quarter of 2005 from $10,496,000 in the prior year’s quarter. The increase resulted primarily from lower capitalized operating costs in 2005 at the 731 Lexington Avenue property resulting from the tenants whose space was placed in service subsequent to the first quarter of 2004.

     General and administrative expenses decreased 24.3% to $23,628,000 for the first quarter of 2005 from $31,205,000 in the prior year’s quarter. The decrease is attributable to a lower accrual of SAR’s compensation expense.

     Depreciation and amortization increased 31.7% to $4,649,000 for the first quarter of 2005 from $3,530,000 in the prior year’s quarter. The increase was largely due to depreciation on the space delivered to the new tenants at 731 Lexington Avenue.

     Interest and other income, net increased 114.2% to $981,000 for the first quarter of 2005 from $458,000 in the prior year’s quarter. This increase resulted primarily from (i) an increase in average cash balances from approximately $89,000,000 to $133,000,000, (ii) higher average yields on investments from 0.8% to 2.0% and (iii) $338,000 reimbursement for environmental remediation costs at its Kings Plaza site during the first quarter of 2005. The prior year quarter includes $150,000 for lease cancellation fee.

     Interest and debt expense increased 26.5% to $11,303,000 for the first quarter of 2005 from $8,934,000 in the prior year’s quarter. This increase resulted primarily from (i) an increase in average debt from approximately $818,000,000 to $960,000,000, (ii) $1,029,000 less capitalized interest in the current year’s quarter as the Company continued to place space in the 731 Lexington Avenue building in service and partially offset by a decline in the average interest rate on the Vornado Realty Trust loan from 12.48% to 9.00%.

     In connection with reducing the principal amount of the Construction Loan on February 13, 2004, the Company wrote off $3,050,000, the proportionate share of unamortized deferred debt expense, in the first quarter of 2004.

Liquidity and Capital Resources

     The Company anticipates that cash from operations over the next twelve months, together with existing cash balances, will be adequate to fund its business operations, recurring capital expenditures, and debt amortization. Capital requirements for the completion of the 731 Lexington Avenue project (currently estimated to be $125,441,000) may be funded from either existing cash, proceeds from the sale of condominium units, and additional borrowings under the construction loan.

Development Projects

731 Lexington Avenue

     On January 24, 2005, the condominium offering plan was declared effective by the State of New York. At March 31, 2005, 90 units were under sales contract. The after-tax gain on the sale of these units recorded during the period was $39,975,000. The Company has closed on 18 units during the first quarter of 2005 and expects to close on the balance during 2005.

Kings Plaza

     The Company plans to construct a two-story freestanding building adjacent to the Mall of approximately 200,000 square feet. The first story of approximately 120,000 square feet will be operated as a Lowe’s Home Improvement Warehouse (“Lowe’s”). The Lowe’s lease is expected to commence in 2006. The cost of the project will be approximately $21 million, net of the Lowe’s reimbursement and before reimbursement, if any, from the second story tenant(s). There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

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

     The Company’s debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to the Company), contain customary covenants requiring the Company to maintain insurance. There can be no assurance that the lenders under these instruments will not take the position that a future exclusion from all-risk insurance coverage for losses due to terrorist acts is a breach of these debt instruments, allowing the lenders to declare an event of default and accelerate repayment of debt. In addition, if lenders insist on coverage for these risks and the Company is unable to obtain coverage if the Terrorism Risk Insurance Act of 2002 is not extended, it may adversely affect the Company’s ability to finance and/or refinance its properties and businesses.

Stock Appreciation Rights

     As of March 31, 2005, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $71.82. The agreements for these SARs require that they be settled in cash. Had the holders of these SARs chosen to exercise their rights as of March 31, 2005, the Company would have had to pay $144,231,000 in cash. Any further appreciation in the Alexander’s, Inc. stock price from the closing stock price of $241.50 at March 31, 2005 will increase the cash the Company would have to pay upon exercise.

Cash Flows

Three Months Ended March 31, 2005

     Net cash provided by operating activities of $12,805,000 was comprised of (i) net income of $31,218,000, (ii) the net change in operating assets and liabilities of $22,266,000, partially offset by (iii) non-cash items of $40,679,000. The adjustments for non-cash items are comprised of (a) $39,975,000 resulting from the after-tax gain on the sales of condominiums (b) the effect of straight-lining of rental income of $6,157,000, and partially offset by (c) $5,453,000 of depreciation and amortization.

     Net cash provided by investing activities of $40,197,000 resulted primarily from the proceeds from the sales of condominiums of $63,045,000, partially offset by capital expenditures of $19,067,000 and net cash restricted for operating liabilities of $3,031,000. The capital expenditures primarily related to the 731 Lexington Avenue development project.

     Net cash provided by financing activities of $19,189,000 resulted primarily from borrowings collateriallized by the Lexington Avenue development project of $19,780,000, partially offset by debt repayments of $1,021,000.

Three Months Ended March 31, 2004

     Net cash provided by operating activities of $3,406,000 was comprised of (i) the net change in operating assets and liabilities of $30,642,000, partially offset by (ii) a net loss of $22,992,000 and (iii) non-cash items of $4,244,000. The adjustments for non-cash items are comprised of (a) the effect of straight-lining of rental income of $11,683,000, partially offset by (b) $4,389,000 of depreciation and amortization and (c) $3,050,000 resulting from the write off of unamortized deferred debt expense.

     Net cash used in investing activities of $62,072,000 was comprised of capital expenditures of $50,612,000 and net cash restricted for operating liabilities of $11,460,000. The capital expenditures primarily related to the Lexington Avenue development project.

     Net cash provided by financing activities of $156,815,000 resulted primarily from borrowings collateralized by the Lexington Avenue development project of $412,630,000, partially offset by debt repayments of $254,252,000 and debt issuance costs of $1,914,000.

Funds from Operations for the Three Months Ended March 31, 2005 and 2004

     Funds From Operations (“FFO”) was $35,867,000 in the first quarter of 2005, compared to a negative $19,462,000 in the prior year’s quarter, an increase of $55,329,000. FFO for the first quarter of 2005 includes (i) an after–tax gain of $39,975,000 for the sales of condominium units at the 731 Lexington Avenue project, and (ii) accrued compensation expense for SARs of $22,525,000. The following table reconciles net income (loss) to FFO.

	Three Months Ended
	March 31,
(amounts in thousands)	2005	2004
Net income (loss)	$31,218	$(22,992)
Depreciation and amortization of real property	4,631	3,530

FFO	$35,849	$(19,462)

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

     Management, investors and industry analysts use FFO as a supplemental measure of operating performance of equity REITs. FFO should be evaluated along with GAAP net earnings and net earnings per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO is helpful to investors as a supplemental performance measure because this measure excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs.

     FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in the Company’s Statements of Cash Flows. FFO should not be considered as an alternative to net loss as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following table summarizes the Company’s exposure to a change in interest rates.

			Annual Effect of
(amounts in thousands except	March 31, 2005	Weighted Average	Change In Base
per share amount)	Balance	Interest Rate	Rates of 1%
Variable rate	$208,948	7.52%	$2,089
Fixed rate	762,339	6.18%	—

	$971,287		$2,089

Total effect on the Company’s annual net earnings per share – diluted			$0.41

     The fair value of the Company’s debt, estimated by discounting future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $24,590,000 at March 31, 2005. Such fair value estimates are not necessarily indicative of the amounts that would be paid upon liquidation of the Company’s debt.

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

ALEXANDER’S, INC.

(Registrant)

Date: April 28, 2005	/s/ Joseph Macnow

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