Form 10-Q
period 2005-06-30
ALEXANDERS INC
filed 2005-07-28
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2005
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
☑ Yes     ☐ No
As of July 22, 2005, there were 5,023,400 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	583,669	466,593
Construction in progress	17,848	419,059

Total	670,972	955,107
Accumulated depreciation and amortization	(81,280)	(74,028)

Real estate, net	589,692	881,079

Cash and cash equivalents	378,932	128,874
Deposits on the sale of condominium units and restricted cash	41,338	66,930
Accounts, net of allowance for doubtful accounts of $342 and $379	1,712	4,872
Notes receivable	4,201	—
Receivable arising from the straight-lining of rents	84,906	70,739
Receivable arising from the sale of condominiums	164,271	—
Deferred lease and other property costs (including unamortized leasing fees to Vornado Realty Trust (“Vornado”) of $46,042 and $38,819, net	74,672	68,148
Deferred debt expense, net	13,420	15,027
Other assets	9,429	9,132

TOTAL ASSETS	$1,362,573	$1,244,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt (including $124,000 due to Vornado in 2005 and 2004)	$975,419	$952,528
Amounts due to Vornado	59,584	49,225
Accounts payable and accrued expenses	30,537	37,706
Liability for stock appreciation rights	150,394	121,706
Other liabilities (includes taxes payable of $40,324 in 2005)	78,955	65,268

TOTAL LIABILITIES	1,294,889	1,226,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY	—	—

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,173	5,173
Additional capital	26,269	25,685
Retained earnings (deficit)	37,080	(11,602)

	68,522	19,256
Treasury shares: 150,600 and 159,600 shares at cost	(838)	(888)

TOTAL STOCKHOLDERS’ EQUITY	67,684	18,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,362,573	$1,244,801

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES
Property rentals	$33,570	$27,136	$65,243	$51,703
Expense reimbursements	12,165	7,663	24,168	16,861

Total revenues	45,735	34,799	89,411	68,564

EXPENSES
Operating (including fees to Vornado of $545, $593, $1,013 and $972, respectively)	14,581	10,741	28,415	21,237
General and administrative (including stock appreciation rights compensation expense of $6,163, $6,579, $28,688 and $36,618, respectively, and management fees to Vornado of $540 and $1,080 in each three and six month period)	7,453	7,656	31,081	38,861
Depreciation and amortization	4,974	3,878	9,623	7,408

Total expenses	27,008	22,275	69,119	67,506

OPERATING INCOME	18,727	12,524	20,292	1,058

Interest and other income, net	1,976	279	2,957	737
Interest and debt expense (including interest on loans from Vornado)	(16,409)	(10,280)	(27,712)	(19,214)
Write off of unamortized deferred debt expense	—	—	—	(3,050)

Income (loss) from continuing operations	4,294	2,523	(4,463)	(20,469)

Gain on sale of condominiums	23,672		98,339	—
Income tax expense of taxable REIT subsidiary	(10,502)	—	(45,194)	—

	13,170	—	53,145	—

NET INCOME (LOSS)	$17,464	$2,523	$48,682	$(20,469)

Income (loss) per common share — Basic	$3.48	$0.50	$9.70	$(4.09)

Income (loss) per common share — Diluted	$3.44	$0.50	$9.59	$(4.09)

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$48,682	$(20,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of condominiums	(98,339)	—
Income tax expense on taxable REIT subsidiary	40,324	—
Write-off of unamortized deferred debt expense	—	3,050
Depreciation and amortization (including amortization of deferred debt expense)	11,232	9,067
Straight-lining of rental income	(14,167)	(26,285)
Change in operating assets and liabilities:
Accounts receivable, net	3,160	(927)
Notes receivable	(4,201)	—
Amounts due to Vornado	8,877	8,715
Accounts payable and accrued expenses	(818)	1,601
Liability for stock appreciation rights	28,688	36,618
Other liabilities	(65)	48
Other assets	(8,441)	(2,043)

Net cash provided by operating activities	14,932	9,375

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of condominiums	261,531	—
Investment in joint venture	(750)	—
Additions to real estate	(48,197)	(83,617)
Cash restricted for operating liabilities	(980)	(3,397)

Net cash provided by (used in) investing activities	211,604	(87,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	24,832	424,832
Repayments of borrowings	(1,941)	(254,945)
Deferred debt expense	(3)	(2,694)
Exercise of share options	634	598

Net cash provided by financing activities	23,522	167,791

Net increase in cash and cash equivalents	250,058	90,152
Cash and cash equivalents at beginning of period	128,874	21,336

Cash and cash equivalents at end of period	$378,932	$111,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $6,935 and $12,567 have been capitalized)	$32,990	$29,378

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
2. BASIS OF PRESENTATION
          The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Alexander’s, Inc. for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.
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
3. RELATIONSHIP WITH VORNADO REALTY TRUST
          Vornado owned 33.0% of the common stock of Alexander’s, Inc. as of June 30, 2005. Steven Roth is the Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At June 30, 2005, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.7% of the outstanding common stock of Alexander’s, Inc., in addition to the common stock owned directly by Vornado, and 13.5% of the outstanding common shares of beneficial interest of Vornado.
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
731 Lexington Avenue Fees
          Pursuant to management agreements discussed above, Vornado is due a development fee for the construction of the Company’s 731 Lexington Avenue project, estimated to be $26,300,000 payable at the earlier of January 3, 2006 or the date of payment in full of the construction loan encumbering the property. Further, Vornado has agreed to guarantee to the construction lender, the lien free, timely completion of the construction of the 731 Lexington Avenue project and funding of project costs in excess of a stated budget, if not funded by the Company (the “Completion Guarantee”). The fee payable by the Company to Vornado for the Completion Guarantee is 1% of construction costs, as defined. This fee is estimated to be $6,300,000 and is due at the same time that the development fee is due. In addition, if Vornado should advance any funds under the Completion Guarantee in excess of $21,000,000, which was the amount available at June 30, 2005 under the line of credit with Vornado (see “Debt and Contractual Obligations”), interest on those advances would be at 15% per annum. As a result of repaying the construction loan encumbering the property on July 6, 2005, the Company paid both of these fees to Vornado in July 2005.
          On May 27, 2004, the Company entered into an agreement with Vornado under which it provides property management services at 731 Lexington Avenue for an annual fee of $0.50 per square foot of the tenant-occupied office and retail space. Further, the Company entered into an agreement with Building Maintenance Services (“BMS”), a wholly-owned subsidiary of Vornado, to supervise the cleaning, engineering and security at the 731 Lexington Avenue property for an annual fee of 6% of costs for such services. In addition, in October 2004, the Company entered into an agreement with BMS to provide the same services at the Kings Plaza Regional Shopping Center. These agreements were negotiated and approved on behalf of the Company by a committee of directors of the Company unaffiliated with Vornado.
          At June 30, 2005, the Company owed Vornado (i) $19,646,000 for development fees, (ii) $32,318,000 for leasing fees, (iii) $5,365,000 for the guarantee fee, (iv) $522,000 for interest, and (v) $1,733,000 for management fees and property management and cleaning fees.
          The following table shows the amounts incurred under the management, leasing and development agreements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2005	2004	2005	2004
Company management fees	$750	$750	$1,500	$1,500
Development fee, guarantee fee and rent for development office	853	1,609	1,988	3,312
Leasing fees	839	5,813	9,935	10,203
Property management fees and payments for cleaning, engineering and security services	1,675	461	2,246	1,123

	$4,117	$8,633	$15,669	$16,138

          At June 30, 2005, in addition to the fees and costs described above, the Company was indebted to Vornado in the amount of $124,000,000 comprised of (i) a $95,000,000 note and (ii) $29,000,000 under a $50,000,000 line of credit (which carries a 1% unused commitment fee). As of June 30, 2005, the interest rate on the loan and line of credit was 9.30% and resets quarterly using a 6.0% spread to one-year treasuries with a 3% floor for treasuries. The Company incurred interest (including the 1% unused commitment fee) on this debt of $2,968,000 and $2,874,000 in the three months ended June 30, 2005 and 2004, respectively, and $5,811,000 and $6,839,000 in the six months

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ended June 30, 2005 and 2004, respectively. On July 6, 2005, as part of a $320,000,000 mortgage financing on the retail space at its 731 Lexington Avenue property, the $124,000,000 loan from Vornado was repaid.
4. 731 LEXINGTON AVENUE
          731 Lexington Avenue is a 1.3 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space, approximately 174,000 net rentable square feet of retail space and approximately 248,000 net saleable square feet of residential space consisting of 105 condominium units (through a taxable REIT subsidiary (“TRS”)). Of the construction budget of $630,000,000 (which excludes $29,000,000 for development and guarantee fees to Vornado), $520,800,000 has been expended through June 30, 2005 and an additional $10,200,000 has been committed to at June 30, 2005. The remaining construction is expected to be completed by the end of 2005.
          At June 30, 2005, the Company has leased all of the office space, of which 697,000 square feet of office space was leased to Bloomberg L.P., and 176,000 square feet of office space was leased to Citibank N.A. In addition, the Company has leased 169,000 square feet of retail space to, among others, The Home Depot, Hennes & Mauritz, The Container Store, Wachovia Bank and Bank of America.
          The residential space is comprised of 105 condominium units. The total value of condominiums (i) sold, (ii) under contract for sale, and (iii) remaining to be sold is approximately $500,000,000, which would produce pre-tax profit of approximately $116,000,000. At June 30, 2005, 77 condominium units had been sold and closed and 22 were under sales contract, which in the aggregate would result in $107,000,000 of pre-tax profit. After income taxes, the Company will recognize approximately $57,967,000 of income in 2005 from the units sold and under contract. Of this income, $13,170,000 and $53,145,000 was recognized in the three and six months ended June 30, 2005 using the percentage of completion method.
          On July 6, 2005, the Company completed a $320,000,000 mortgage financing on the retail space. The loan is interest only at a fixed rate of 4.93% and matures in July 2015. Of the net proceeds of approximately $312,000,000 (net of mortgage recording tax and closing costs), $90,000,000 was used to pay off the construction loan and $124,000,000 was used to pay off the Vornado loans.
          While the project is nearing completion, there can be no assurance that the remainder of the project will be completed on time or completed for the budgeted amount. Any failure to complete the 731 Lexington Avenue project on time or within budget may adversely affect the Company’s future cash flows, funds from operations and financial condition.
5. LEASES
          The Company leases space to tenants in retail centers and an office building. Future base rental revenue under these non-cancelable operating leases is as follows:

(amounts in thousands)
Year Ending December 31,
2005	$47,075
2006	107,889
2007	106,080
2008	108,855
2009	104,788
Thereafter	1,554,550
          Bloomberg L.P. and Sears accounted for 36% and 9% of the Company’s consolidated revenues in the six months ended June 30, 2005, and 36% and 12% in the six months ended June 30, 2004. No other tenant accounted for more than 10% of revenues.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. DEBT
     The following is a summary of the Company’s outstanding debt.

		Interest
		Rate at	Balance at
		June 30,	June 30,	December 31,
	Maturity	2005	2005	2004
(amounts in thousands, except for percentages)
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$400,000	$400,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	June 2011	7.46%	212,127	213,699
Term loan and line of credit to Vornado	Jan. 2006	9.30%	124,000	124,000
First mortgage, secured by the Rego Park I Shopping Center	June 2009	7.25%	81,292	81,661
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
Construction loan, secured by the retail and residential space at the Lexington Avenue property	Jan. 2006	5.81%	90,000	65,168

			$975,419	$952,528

7. COMMITMENTS AND CONTINGENCIES
          Neither the Company, Inc. nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these routine legal actions will not be material to the Company’s financial condition or results of operations.
Insurance
          The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets but is at risk for financial loss in excess of the policies’ limits. Such a loss could be material.
          On June 30, 2005, the Company renewed its annual all risk policy with limits of (i) $960,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for its 731 Lexington Avenue property, and (ii) $510,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for the remaining properties.
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
Environmental Remediation
          In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYSDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,559,000 has been paid as of June 30, 2005, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. Costs of future expenditures for these environmental remediation obligations were not discounted to their present value. If NYDEC insists on a more extensive remediation approach, the Company could incur additional obligations.
          The Company has concluded that the large majority of the contamination at the site is historic and the result of past activities of third parties. Although the Company is pursuing claims against potentially responsible third parties, and negotiations are ongoing with a former owner of the property, there can be no assurance as to the extent that the Company will be successful in obtaining recovery from such parties of the remediation costs incurred. In addition, the costs associated with further pursuit of responsible parties may be prohibitive. The Company has not recorded an asset as of June 30, 2005 for possible recoveries of environmental remediation costs from potentially responsible third parties. On January 31, 2005, the Company received a settlement of $337,500 from one of the responsible parties.
Flushing Property
          In the fourth quarter of 2003, the Company recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000 from a party that had agreed to purchase the Company’s Flushing property, net of $586,000 of transaction costs, as the party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, the Company received letters from the party demanding return of the deposit. The Company, after consulting with its legal counsel, does not believe the party is entitled to a return of the deposit. There can be no assurance that the party will not institute legal action and, if it does, that it will not be successful in requiring the Company to return all or a portion of the deposit.
Kings Plaza
          The Company plans to construct a freestanding building adjacent to the mall containing approximately 120,000 square feet, which has been leased to Lowe’s Home Improvement Warehouse (“Lowe’s”). This lease is expected to commence in 2006. The cost of this project, net of tenant reimbursement, will be approximately $5 million. In addition, the Company may construct a second level on this project. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.
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
          The Company’s plan for the entire square block parcel is a mixed-use, development containing approximately 600,000 square feet of retail space on four levels, 450 apartment units in two towers, and a 1,400 space parking deck. This project is currently going through the governmental approval process, including the rezoning of this parcel. This process is expected to be completed during the fourth quarter of 2005.
          While the current plans for the one-quarter square block parcel are very preliminary, we anticipate it may include up to 80,000 square feet of retail space.
          It is anticipated that neither of these projects will commence prior to 2006. There can be no assurance that these projects will be commenced, completed, or completed on time and for the budgeted amount.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Paramus
          In 2001 the Company leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option at the end of the twentieth year for $75,000,000. The Company has a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The triple-net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, the Company will receive net cash proceeds of approximately $7,000,000 and recognize a gain on the sale of the land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years will be the debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
Letters of Credit
          Approximately $4,130,000 in standby letters of credit were issued at June 30, 2005.
8. EARNINGS PER SHARE
          The following table sets forth the computation of basic and diluted earnings per share. Basic earnings per share is determined using the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined using the weighted average shares of common stock outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) available to common shareholders — Basic and Diluted	$17,464,000	$2,523,000	$48,682,000	$(20,469,000)

Weighted average shares outstanding — Basic	5,021,899	5,007,141	5,018,880	5,004,655
Effect of stock options	59,214	53,769	58,464	—

Weighted average shares outstanding — Diluted	5,081,113	5,060,910	5,077,344	5,004,655

Income (loss) per common share — Basic	$3.48	$0.50	$9.70	$(4.09)

Income (loss) per common share — Diluted	$3.44	$0.50	$9.59	$(4.09)

          Options to purchase 96,500 shares of the Company’s common stock were not included in the calculation of net loss per share for the six months ended June 30, 2004, as they were anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of Alexander’s, Inc.
Paramus, New Jersey
          We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
          We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
July 27, 2005

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
Overview
          Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and six months ended June 30, 2005 and 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
          A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during the second quarter of 2005.
Condominium Sales
          The residential space at 731 Lexington Avenue contains approximately 248,000 net saleable square feet, consisting of 105 condominium units. The total value of condominiums (i) sold, (ii) under contract for sale, and (iii) remaining to be sold is approximately $500,000,000, which would produce pre-tax profit of approximately $116,000,000. At June 30, 2005, 77 condominium units had been sold and closed and 22 were under sales contract, which in the aggregate would result in $107,000,000 of pre-tax profit. After income taxes, the Company will recognize approximately $57,967,000 of income in 2005 from the units sold and under contract. Of this income, $13,170,000 and $53,145,000 was recognized in the three and six months ended June 30, 2005 using the percentage of completion method.

Stock Appreciation Rights
          Compensation expense for each stock appreciation right (“SARs”) is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. Based on Alexander’s, Inc. closing price of $248.75 at June 30, 2005 (compared to $241.50 at March 31, 2005 and $215.00 at December 31, 2004), the Company recorded SARs compensation expense of $6,163,000 and $28,688,000, respectively, for the three and six month periods ending June 30, 2005. The Company recorded SARs compensation expense of $6,579,000 and $36,618,000 respectively, for the three and six month periods ending June 30, 2004.
Application of Critical Accounting Policies
Real Estate
          As construction of the Lexington Avenue development project progresses and as components of the building are placed into service, the Company will cease capitalizing property operating expenses and interest expense and begin to expense these items, as well as depreciation, for those components. In the six months ended June 30, 2005, the Company transferred approximately $116,320,000 from “Construction in Progress” to “Land” and “Buildings, leaseholds and leasehold improvements,” representing the space delivered. In addition, during the six months ended June 30, 2005, the Company transferred approximately $319,244,000 from “Construction in Progress” as its cost portion regarding the sales of its condominium units.
Results of Operations
          The Company had net income of $17,464,000, or $3.44 per share (diluted) for the second quarter 2005, which represented an almost six times increase from $2,523,000, or $0.50 per share (diluted) in the prior year’s second quarter. The net income for the current year’s quarter includes an after-tax gain of $13,170,000 for the sale of condominium units at the 731 Lexington Avenue property.
          The Company had net income of $48,682,000, or $9.59 per share (diluted) for the six months ended June 30, 2005, compared to a net loss of $20,469,000, or $4.09 per share (diluted) in the prior year’s period. The net income for the current year includes an after-tax gain of $53,145,000 for the sale of condominium units at the 731 Lexington Avenue property.
          Property rentals increased 23.7% to $33,570,000 for the second quarter of 2005 from $27,136,000 in the prior year’s second quarter, and increased 26.2% to $65,243,000 for the six months ended June 30, 2005 from $51,703,000 in the prior year’s period. These increases are primarily attributable to tenants located in the 731 Lexington Avenue property whose space was placed in service subsequent to the second quarter of 2004. These tenants include the Home Depot, Hennes & Mauritz, Container Store, Metrovest, Wachovia Bank, Bank of America, and Citibank.
          Tenant expense reimbursements increased 58.7% to $12,165,000 for the second quarter of 2005 from $7,663,000 in the prior year’s second quarter, and increased 43.3% to $24,168,000 for the six months ended June 30, 2005 from $16,861,000 in the prior year’s period. These increases were largely due to reimbursements received from the tenants whose space was placed in service subsequent to the second quarter of 2004 at the 731 Lexington Avenue property.
          Operating expenses increased 35.8% to $14,581,000 for the second quarter of 2005 from $10,741,000 in the prior year’s second quarter, and increased 33.8% to $28,415,000 for the six months ended June 30, 2005 from $21,237,000 in the prior year’s period. These increases resulted primarily from additional operating costs at the 731 Lexington Avenue property, which became fully operational in 2005.

          General and administrative expenses decreased 2.7% to $7,453,000 for the second quarter of 2005 from $7,656,000 in the prior year’s second quarter, and decreased 20.0% to $31,081,000 for the six months ended June 30, 2005 from $38,861,000 in the prior year’s period. These decreases are attributable to a lower accrual of SARs compensation expense, which decreased by $416,000 in the second quarter of 2005 as compared to the second quarter of 2004, and decreased by $7,930,000 for the six months ended June 30, 2005 as compared to the comparable period in 2004.
          Depreciation and amortization increased 28.3% to $4,974,000 for the second quarter of 2005 from $3,878,000 in the prior year’s second quarter, and increased 29.9% to $9,623,000 for the six months ended June 30, 2005 from $7,408,000 in the prior year’s period. These increases were largely due to depreciation on the space delivered to the new tenants at 731 Lexington Avenue.
          Interest and other income, net increased to $1,976,000 for the second quarter of 2005 from $279,000 in the prior year’s second quarter, and increased to $2,957,000 for the six months ended June 30, 2005 from $737,000 in the prior year’s period. The increase in the second quarter of 2005 resulted primarily from (i) an increase in average cash balances from approximately $112,000,000 to $275,000,000, and (ii) higher average yields on investments from 0.7% to 2.5%. The increase for the six months ended June 30, 2005 resulted primarily from (i) an increase in average cash balances from approximately $95,000,000 to $201,000,000, (ii) higher average yields on investments from 0.8% to 2.4% and (iii) $338,000 reimbursement for environmental remediation costs at its Kings Plaza site during the first quarter of 2005. The prior year period includes $150,000 of lease termination fees.
          Interest and debt expense increased to $16,409,000 for the second quarter of 2005 from $10,280,000 in the prior year’s second quarter, and increased to $27,712,000 for the six months ended June 30, 2005 from $19,214,000 in the prior year’s period. The quarter over quarter increase resulted primarily from (i) an increase in average debt from approximately $893,000,000 to $974,000,000, and (ii) $4,604,000 less capitalized interest in the current year’s quarter as the Company continued to place space in the 731 Lexington Avenue building in service. The increase for the six months ended June 30, 2005 resulted primarily from (i) an increase in average debt from approximately $854,000,000 to $967,00,000, and (ii) $5,632,000 less capitalized interest in the current year.
          In connection with reducing the principal amount of the construction loan on February 13, 2004, the Company wrote off $3,050,000 in the first quarter of 2004, of the proportionate share of unamortized deferred debt expense.
Liquidity and Capital Resources
          The Company anticipates that cash from operations over the next twelve months, together with existing cash balances and proceeds from the sale of condominium units will be adequate to fund its business operations, recurring capital expenditures, development capital expenditures, and debt amortization.
Development Projects
731 Lexington Avenue
          The residential space at 731 Lexington Avenue consists of 105 condominium units. At June 30, 2005, 77 condominium units had been sold and closed and 22 were under sales contract. After income taxes, the Company will recognize approximately $57,967,000 of income in fiscal 2005 from these sales for the units sold or under contract. Of this amount, under the percentage of completion method of accounting, at June 30, 2005, $53,145,000 of income was recognized, of which $13,170,000 was recognized in the second quarter.
Kings Plaza
          The Company plans to construct a freestanding building adjacent to the mall containing approximately 120,000 square feet, which has been leased to Lowe’s Home Improvement Warehouse (“Lowe’s”). This lease is expected to commence in 2006. The cost of this project, net of tenant reimbursement, will be approximately $5 million. In addition, the Company may construct a second level on this project. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.
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
          The Company’s plan for the entire square block parcel is a mixed-use, development containing approximately 600,000 square feet of retail space on four levels, 450 apartment units in two towers, and a 1,400 space parking deck. This project is currently going through the governmental approval process, including the rezoning of this parcel. This process is expected to be completed during the fourth quarter of 2005.
          While the current plans for the one-quarter square block parcel are very preliminary, we anticipate it may include up to 80,000 square feet of retail space.
          It is anticipated that neither of these projects will commence prior to 2006. There can be no assurance that these projects will be commenced, completed, or completed on time and for the budgeted amount.
Stock Appreciation Rights
          As of June 30, 2005, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $71.82. The agreements for these SARs require that they be settled in cash. Had the holders of these SARs chosen to exercise their rights as of June 30, 2005, the Company would have had to pay $150,394,000 in cash. Any further appreciation in the Alexander’s, Inc. stock price from the closing stock price of $248.75 at June 30, 2005 will increase the amount the Company would have to pay upon exercise.
Insurance
          The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets but is at risk for financial loss in excess of the policies’ limits. Such a loss could be material.
          On June 30, 2005, the Company renewed its annual all risk policy with limits of (i) $960,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for its 731 Lexington Avenue property, and (ii) $510,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for the remaining properties.
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
Cash Flows
Six Months Ended June 30, 2005
          Net cash provided by operating activities of $14,932,000 was comprised of (i) net income of $48,682,000, and (ii) the net change in operating assets and liabilities of $27,200,000, partially offset by non-cash items of $60,950,000. The adjustments for non-cash items are comprised of (a) $58,015,000 resulting from the after-tax gain on the sales of condominiums (b) the effect of straight-lining of rental income of $14,167,000, and partially offset by (c) $11,232,000 of depreciation and amortization.
          Net cash provided by investing activities of $211,604,000 resulted primarily from the proceeds from the sales of condominiums of $261,531,000, partially offset by capital expenditures of $48,197,000. The capital expenditures primarily related to the 731 Lexington Avenue development project.
          Net cash provided by financing activities of $23,522,000 resulted primarily from borrowings collateralized by the Lexington Avenue development project of $24,832,000, partially offset by debt repayments of $1,941,000.
Six Months Ended June 30, 2004
          Net cash provided by operating activities of $9,375,000 was comprised of the net change in operating assets and liabilities of $44,012,000, partially offset by (i) a net loss of $20,469,000 and (ii) non-cash items of $14,168,000. The adjustments for non-cash items were comprised of (a) the effect of straight-lining of rental income of $26,285,000, partially offset by (b) $9,067,000 of depreciation and amortization and (c) $3,050,000 resulting from the write off of unamortized deferred debt expense.
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
Funds from Operations for the Three and Six Months Ended June 30, 2005 and 2004
          Funds from Operations (“FFO”) was $22,416,000 in the quarter ended June 30, 2005, compared to $6,401,000 in the prior year quarter, an increase of $16,015,000, and $58,265,000 in the six months ended June 30, 2005, compared to a negative $13,061,000 in the prior year’s period, an increase of $71,326,000. FFO for the three and six months ended June 30, 2005 includes (i) an after-tax gain of $13,170,000 and $53,145,000, respectively for the sales of condominium units at the 731 Lexington Avenue project, and (ii) an accruals for SARs compensation expense of $6,163,000 and $28,688,000, respectively. FFO for the three and six months ended June 30, 2004 includes (i) accruals for SARs compensation expense of $6,579,000 and $36,618,000, respectively, and (ii) $3,050,000 resulting from the write-off of unamortized deferred debt expense in connection with the reduction of the principal amount of the Construction Loan for the 731 Lexington Avenue project. The following table reconciles net income (loss) to FFO.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2005	2004	2005	2004
Net income (loss)	$17,464	$2,523	$48,682	$(20,469)
Depreciation and amortization of real property	4,952	3,878	9,583	7,408

FFO	$22,416	$6,401	$58,265	$(13,061)

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

		Weighted	Annual Effect of
(amounts in thousands except per share amount)	June 30, 2005	Average Interest	Change In Base
	Balance	Rate	Rates of 1%
Variable rate	$214,000	7.83%	$2,140
Fixed rate	761,419	6.18%	—

	$975,419		$2,140

Total effect on the Company’s annual net earnings per share — diluted			$0.42

          The fair value of the Company’s debt, estimated by discounting future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $14,078,000 at June 30, 2005. Such fair value estimates are not necessarily indicative of the amounts that would be paid upon liquidation of the Company’s debt.
Item 4. Controls and Procedures
          (a) Disclosure Controls and Procedures — The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
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
Item 4. Submission of Matters to a Vote of Security Holders
          On May 18, 2005, the Company held its Annual Meeting of Stockholders. Two proposals were presented for approval for which the stockholders voted, in person or by proxy. The results of the voting are shown below.
          1) The election of three nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualified.

	Votes Cast	Votes
Nominees	For	Withheld
Steven Roth	4,709,686	208,614
Neil Underberg	4,681,745	236,555
Russell B. Wight, Jr.	4,902,895	15,405
     Because of the nature of the election of directors, there were no abstentions or broker non-votes.
     2) The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors.

Votes Cast	Votes Cast
For	Against	Abstentions
4,917,660	640	0
     Because of the nature of the ratification of the Company’s independent auditors, there were no broker non-votes.
Item 6. Exhibits
(a)	Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.

(Registrant)

Date: July 27, 2005	/s/ Joseph Macnow

Joseph Macnow
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.
3.1	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

15.1	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a) certification of the Chief Executive Officer

31.2	Rule 13a-14(a) certification of the Chief Financial Officer

32.1	Section 1350 certification of the Chief Executive Officer

32.2	Section 1350 certification of the Chief Financial Officer

*	Incorporated by reference.