Form 10-Q
period 2005-09-30
ALEXANDERS INC
filed 2005-10-27
CIK 3499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2005
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
☑ Yes          ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of October 20, 2005, there were 5,173,450 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	583,682	466,593
Construction in progress	24,559	419,059

Total	677,696	955,107
Accumulated depreciation and amortization	(85,004)	(74,028)

Real estate, net	592,692	881,079

Cash and cash equivalents	615,840	128,874
Deposits on the sale of condominium units and restricted cash	12,498	66,930
Accounts receivable, net of allowance for doubtful accounts of $354 and $379	2,927	4,872
Notes receivable	4,491	—
Receivable arising from the straight-lining of rents	92,658	70,739
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado Realty Trust (“Vornado”) of $45,282 and $38,819	73,483	68,148
Deferred debt expense, net	21,442	15,027
Other assets	9,372	9,132

TOTAL ASSETS	$1,425,403	$1,244,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt (2004 includes $124,000 due to Vornado)	$1,080,481	$952,528
Amounts due to Vornado	34,212	49,225
Accounts payable and accrued expenses	36,876	37,706
Liability for stock appreciation rights	168,456	121,706
Other liabilities (including taxes payable of $36,191 in 2005)	44,367	65,268

TOTAL LIABILITIES	1,364,392	1,226,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, and outstanding, 5,173,450 shares	5,173	5,173
Additional capital	26,343	25,685
Retained earnings (deficit)	30,326	(11,602)

	61,842	19,256
Treasury shares: 149,450 and 159,600 shares, at cost	(831)	(888)

TOTAL STOCKHOLDERS’ EQUITY	61,011	18,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,425,403	$1,244,801

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES
Property rentals	$33,337	$29,009	$98,580	$80,712
Expense reimbursements	14,051	9,826	38,219	26,687

Total revenues	47,388	38,835	136,799	107,399

EXPENSES
Operating (including fees to Vornado of $517, $474, $1,530 and $1,446, respectively)	17,567	12,732	45,982	33,969
General and administrative (including stock appreciation rights compensation expense of $18,062, $26,656, $46,750 and $63,274, respectively, and management fees to Vornado of $540 and $1,620 in each three and nine month period)	19,225	27,627	50,306	66,488
Depreciation and amortization	4,996	3,785	14,619	11,193

Total expenses	41,788	44,144	110,907	111,650

OPERATING INCOME (LOSS)	5,600	(5,309)	25,892	(4,251)

Interest and other income, net	4,530	353	7,487	1,090
Interest and debt expense (including interest to Vornado of $198, $2,906, $6,009 and $9,745, respectively)	(17,520)	(10,599)	(45,232)	(29,813)
Write off of unamortized deferred debt expense	(736)	—	(736)	(3,050)

Loss from continuing operations	(8,126)	(15,555)	(12,589)	(36,024)

Gain on sale of condominiums in 2005 and other real estate in 2004	2,539	3,862	100,878	3,862
Income tax expense of taxable REIT subsidiary	(1,167)	—	(46,361)	—

	1,372	3,862	54,517	3,862

NET (LOSS) INCOME	$(6,754)	$(11,693)	$41,928	$(32,162)

Income (loss) per common share — Basic:
Loss from continuing operations	$(1.61)	$(3.10)	$(2.51)	$(7.19)
Gain on sale of condominiums in 2005 and other real estate in 2004, net of taxes	.27	0.77	10.86	0.77

Net (loss) income per common share	$(1.34)	$(2.33)	8.35	$(6.42)

Income (loss) per common share — Diluted:
Loss from continuing operations	$(1.61)	$(3.10)	$(2.48)	$(7.19)
Gain on sale of condominiums in 2005 and other real estate in 2004, net of taxes	.27	0.77	10.73	0.77

Net (loss) income per common share	$(1.34)	$(2.33)	$8.25	$(6.42)

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$41,928	$(32,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of condominiums in 2005 and other real estate in 2004	(100,878)	(3,862)
Income tax expense of taxable REIT subsidiary	36,191	—
Write-off of unamortized deferred debt expense	736	3,050
Depreciation and amortization (including amortization of deferred debt expense)	16,831	13,689
Straight-lining of rental income	(21,919)	(38,691)
Change in operating assets and liabilities:
Accounts receivable, net	1,945	(1,023)
Notes receivable	(4,491)	—
Amounts due to Vornado	8,516	8,840
Accounts payable and accrued expenses	9,724	8,460
Liability for stock appreciation rights	46,750	63,274
Other liabilities	(78)	(168)
Other assets	(8,419)	(3,501)

Net cash provided by operating activities	26,836	17,906

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of condominiums in 2005 and other real estate in 2004	437,436	4,294
Investment in joint venture	(715)	—
Additions to real estate	(93,230)	(115,577)
Cash restricted for operating liabilities	(2,582)	(1,086)

Net cash provided by (used in) investing activities	340,909	(112,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	344,832	458,306
Repayments of borrowings	(216,879)	(255,812)
Deferred debt issuance costs	(9,446)	(3,461)
Exercise of share options	714	844

Net cash provided by financing activities	119,221	199,877

Net increase in cash and cash equivalents	486,966	105,414
Cash and cash equivalents at beginning of period	128,874	21,336

Cash and cash equivalents at end of period	$615,840	$126,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $6,935 and $18,628 have been capitalized)	$49,720	$45,086

Cash payments for income taxes	$10,170	$—

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION
     Alexander’s, Inc. (the “Company” or “Alexander’s”) is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. Alexander’s conducts its activities through its manager, Vornado Realty Trust (“Vornado”).
2. BASIS OF PRESENTATION
     The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.
     The accompanying condensed consolidated financial statements include the accounts of Alexander’s and all of its wholly owned subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
     The Company currently operates in one business segment.
3. RELATIONSHIP WITH VORNADO
     Vornado owned 33.0% of the outstanding common stock of Alexander’s as of September 30, 2005. Steven Roth is the Chief Executive Officer and a director of the Company, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At September 30, 2005, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.7% of the outstanding common stock of Alexander’s, in addition to the common stock owned directly by Vornado, and 9.4% of the outstanding common shares of beneficial interest of Vornado.
     The Company is managed, and its properties are leased and developed by Vornado, pursuant to agreements with one-year terms, expiring in March of each year, which are automatically renewable except for the 731 Lexington Avenue property which provides for a term lasting until substantial completion of the development of the property.
Management Agreements
     The annual fee payable to Vornado for management of the Company is equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, and (iii) 6% of development costs with minimum guaranteed fees of $750,000 per annum.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
731 Lexington Avenue Fees
     As a result of repaying the construction loan encumbering the property on July 6, 2005, the Company paid Vornado the unpaid balance of the development fee for the construction of the property of $20,624,000 and $6,300,000 for the Completion Guarantee fee.
     On May 27, 2004, the Company entered into an agreement with Vornado under which it provides property management services at the 731 Lexington Avenue property for an annual fee of $0.50 per square foot of the tenant-occupied office and retail space. Further, the Company entered into an agreement with Building Maintenance Services (“BMS”), a wholly-owned subsidiary of Vornado, to supervise the cleaning, engineering and security at the 731 Lexington Avenue property for an annual fee of 6% of costs for such services. In addition, in October 2004, the Company entered into an agreement with BMS to provide the same services at the Kings Plaza Regional Shopping Center. These agreements were negotiated and approved on behalf of the Company by a committee of directors of the Company unaffiliated with Vornado.
     At September 30, 2005, the Company owed Vornado $32,434,000 for leasing fees and $1,778,000 for management fees and property management and cleaning fees.
     The following table shows the amounts incurred under the management, leasing and development agreements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2005	2004	2005	2004
Company management fees	$750	$750	$2,250	$2,250
Development fee, guarantee fee and rent for development office	2,146	1,384	4,134	4,696
Leasing fees	748	790	10,683	10,993
Property management fees and payments for cleaning, engineering and security services	1,335	633	3,581	1,756

	$4,979	$3,557	$20,648	$19,695

     In addition to the fees and costs described above, the Company incurred interest of $198,000 and $2,906,000 in the three months ended September 30, 2005 and 2004, respectively, and $6,009,000 and $9,745,000 in the nine months ended September 30, 2005 and 2004, respectively on the $124,000,000 loan from Vornado which was repaid on July 6, 2005. (See Note 6 — “Debt”).

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
     At September 30, 2005, the Company has leased all of the office space, of which 697,000 square feet of office space was leased to Bloomberg L.P., and 176,000 square feet of office space was leased to Citibank N.A. In addition, the Company has leased 169,000 square feet of retail space to, among others, The Home Depot, Hennes & Mauritz, The Container Store, Wachovia Bank and Bank of America.
     The residential space is comprised of 105 condominium units. The total value of condominiums (i) sold, (ii) under contract for sale, and (iii) remaining to be sold is approximately $500,000,000, which would produce pre-tax profit of approximately $116,000,000. At September 30, 2005, 98 condominium units have been sold and closed and 1 unit was under sales contract, which in the aggregate would result in $107,000,000 of pre-tax profit. After income taxes, the Company will recognize approximately $57,878,000 of income in 2005 from the units sold and under contract. Of this income, $1,372,000 and $54,517,000 was recognized in the three and nine months ended September 30, 2005 using the percentage of completion method.
     On July 6, 2005, the Company completed a $320,000,000 mortgage financing on the retail space. The loan is interest only at a fixed rate of 4.93% and matures in July 2015. Of the net proceeds of approximately $312,000,000 (net of mortgage recording tax and closing costs), $90,000,000 was used to repay the construction loan and $124,000,000 was used to repay the loans from Vornado. In the event of a substantial casualty, up to $75,000,000 of this loan may become recourse.
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
5. LEASES
     The Company leases space to tenants in retail centers and an office building. Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)
Year Ending December 31,
2005	$23,757
2006	107,690
2007	105,800
2008	108,574
2009	104,152
Thereafter	1,548,527
     Bloomberg L.P. and Sears accounted for 37% and 10% of the Company’s consolidated revenues in the nine months ended September 30, 2005, and 39% and 11% in the nine months ended September 30, 2004. No other tenant accounted for more than 10% of the Company’s consolidated revenues.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. DEBT
     The following is a summary of the Company’s outstanding debt.

		Interest Rate at	Balance at
		September 30,	September 30,		December 31,
(Amounts in thousands)	Maturity	2005	2005		2004
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$400,000		$400,000
First mortgage, secured by the retail space at the Lexington Avenue property	July 2015	4.93%	320,000	(1)(2)	—
First mortgage, secured by the Kings Plaza Regional Shopping Center	June 2011	7.46%	211,362		213,699
Vornado term loan and line of credit	N/A	N/A	—	(1)	124,000
First mortgage, secured by the Rego Park I Shopping Center	June 2009	7.25%	81,119		81,661
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
Construction loan, secured by the retail and residential space at the Lexington Avenue property	N/A	N/A	—	(1)	65,168

			$1,080,481		$952,528

(1)	On July 6, 2005, the Company completed a $320,000,000 mortgage financing on the retail space. The loan is interest only and matures in July 2015. Of the net proceeds of $312,000,000, approximately $90,000,000 was used to repay the construction loan and $124,000,000 was used to repay the loans from Vornado.

(2)	In the event of a substantial casualty, up to $75,000,000 of this loan may become recourse.
7. COMMITMENTS AND CONTINGENCIES
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Environmental Remediation
     In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation (“NYSDEC”) has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,612,000 has been paid as of September 30, 2005, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. Costs of future expenditures for these environmental remediation obligations were not discounted to their present value. If NYSDEC insists on a more extensive remediation approach, the Company could incur additional obligations.
     The Company has concluded that the large majority of the contamination at the site is historic and the result of past activities of third parties. Although the Company is pursuing claims against potentially responsible third parties, and negotiations are ongoing with a former owner of the property, there can be no assurance as to the extent that the Company will be successful in obtaining recovery from such parties of the remediation costs incurred. In addition, the costs associated with further pursuit of responsible parties may be prohibitive. The Company has not recorded an asset as of September 30, 2005 for possible recoveries of environmental remediation costs from potentially responsible third parties. On January 31, 2005, the Company received a settlement of $337,500 from one of the responsible parties.
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
Kings Plaza
     The Company plans to construct a freestanding building adjacent to the mall containing approximately 120,000 square feet, which has been leased to Lowe’s Home Improvement Warehouse (“Lowe’s”). This lease is expected to commence in 2006. The cost of this project will be approximately $11.5 million which is net of a tenant reimbursement of $16.5 million. These costs include construction of structural elements which will support a second and third level. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.
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
     The Company’s plan for the entire square block parcel is a mixed-use, development containing approximately 600,000 square feet of retail space on four levels, 450 apartment units in two towers, and about a 1,400 space parking deck. On September 20, 2005, the Company received governmental approvals for this project. The Company has entered into a long-term lease with Century 21 for 134,000 square feet of retail space at this project.
     While the current plans for the one-quarter square block parcel are very preliminary, we anticipate it may include up to 80,000 square feet of retail space.
     There can be no assurance that these projects will commence, be completed, completed on time or completed for the budgeted amount.

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
Letters of Credit
     Approximately $4,130,000 in standby letters of credit were issued at September 30, 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2005	2004	2005	2004
Numerator:
Loss from continuing operations	$(8,126)	$(15,555)	$(12,589)	$(36,024)
Gain on sale of condominiums in 2005 and other real estate in 2004, net of taxes	1,372	3,862	54,517	3,862

Net (loss) income available to common shareholders — Basic and Diluted	$(6,754)	$(11,693)	$41,928	$(32,162)

Weighted average shares outstanding — Basic	5,023,477	5,010,627	5,020,457	5,006,660
Effect of stock options	—	—	58,805	—

Weighted average shares outstanding — Diluted	5,023,477	5,010,627	5,079,262	5,006,660

Income (loss) per common share — Basic:
Loss from continuing operations	$(1.61)	$(3.10)	$(2.51)	$(7.19)
Gain on sale of condominiums in 2005 and other real estate in 2004, net of taxes	.27	0.77	10.86	0.77

Net (loss) income per common share	$(1.34)	$(2.33)	$8.35	$(6.42)

Income (loss) per common share — Diluted:
Loss from continuing operations	$(1.61)	$(3.10)	$(2.48)	$(7.19)
Gain on sale of condominiums in 2005 and other real estate in 2004, net of taxes	.27	0.77	10.73	0.77

Net (loss) income per common share	$(1.34)	$(2.33)	$8.25	$(6.42)

     Options to purchase 81,850 and 93,000 shares of the Company’s common stock were not included in the computation of net loss per common share for the three months ended September 30, 2005 and for the three and nine months ended September 30, 2004, respectively, as they were anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of Alexander’s, Inc.
Paramus, New Jersey
     We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
October 27, 2005

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
     For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution on relying on forward-looking statements, which is based on results and trends at the time they are made, to anticipate future results or trends.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s consolidated financial statements for the three and nine months ended September 30, 2005 and 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Overview
     The Company is a real estate investment trust (“REIT”) engaged in leasing, managing, developing and redeveloping properties. Alexander’s activities are conducted through its manager, Vornado Realty Trust (“Vornado”). Alexander’s has six properties in the greater New York City metropolitan area including the 731 Lexington Avenue property, a 1,300,000 square foot multi-use building in Manhattan, and the Kings Plaza Regional Shopping Center located in Brooklyn.
     The Company competes with a large number of real estate property owners and developers. The Company success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and the ability of the Company to lease, sublease or sell its properties, at profitable levels.
Condominium Sales
     The residential space at 731 Lexington Avenue contains approximately 248,000 net saleable square feet, consisting of 105 condominium units. The total value of condominiums (i) sold, (ii) under contract for sale, and (iii) remaining to be sold is approximately $500,000,000, which would produce pre-tax profit of approximately $116,000,000. At September 30, 2005, 98 condominium units have been sold and closed and 1 unit was under sales contract, which in the aggregate would result in $107,000,000 of pre-tax profit. After income taxes, the Company will recognize approximately $57,878,000 of income in 2005 from the units sold and under contract. Of this income, $1,372,000 and $54,517,000 was recognized in the three and nine months ended September 30, 2005 using the percentage of completion method.

Stock Appreciation Rights
     Compensation expense for each stock appreciation right (“SARs”) is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. Based on Alexander’s closing stock price of $270.00 on September 30, 2005 (compared to $248.75 on June 30, 2005 and $215.00 on December 31, 2004), the Company recorded SARs compensation expense of $18,062,000 and $46,750,000, for the three and nine months ended September 30, 2005, respectively. The Company recorded SARs compensation expense of $26,656,000 and $63,274,000, for the three and nine months ended September 30, 2004, respectively.
Application of Critical Accounting Policies
Real Estate
     As construction of the Lexington Avenue development project progresses and as components of the building are placed into service, the Company will cease capitalizing property operating expenses and interest expense and begin to expense these items, as well as depreciation, for those components. In the nine months ended September 30, 2005, the Company transferred approximately $116,320,000 from “Construction in Progress” to “Buildings, leaseholds and leasehold improvements,” representing the space delivered. In addition, during the nine months ended September 30, 2005, the Company transferred approximately $323,533,000 from “Construction in Progress” as its cost portion relating to the sales of its condominium units.
Critical Accounting Policies
     A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during the third quarter of 2005.
Results of Operations
     The Company had a net loss of $6,754,000, or $1.34 per diluted share for the quarter ended September 30, 2005, compared to a net loss of $11,693,000, or $2.33 per diluted share in the prior year’s quarter. Net loss for the quarter ended September 30, 2005 includes (i) an accrual of $18,062,000 for SARs compensation expense, (ii) an after-tax gain of $1,372,000 from the sale of condominium units at the 731 Lexington Avenue property, and (iii) a $736,000 write-off of unamortized deferred debt expense in connection with the repayment of the remaining principal amount of the construction loan. Net loss for the quarter ended September 30, 2004 includes (i) an accrual of $26,656,000 for SARs compensation expense, and (ii) a net gain of $3,862,000 from the sale of other non-depreciable real estate.
     The Company had net income of $41,928,000, or $8.25 per diluted share for the nine months ended September 30, 2005, compared to a net loss of $32,162,000, or $6.42 per diluted share in the prior year period. Net income for the nine months ended September 30, 2005 includes (i) an after-tax gain of $54,517,000 from the sale of condominium units at the 731 Lexington Avenue property, (ii) an accrual of $46,750,000 for SARs compensation expense, and (iii) a $736,000 write-off of unamortized deferred debt expense in connection with the repayment of the remaining principal amount of the construction loan. Net loss for the nine months ended September 30, 2004 includes (i) an accrual of $63,274,000 for SARs compensation, (ii) a $3,050,000 write-off for the proportionate share of unamortized deferred debt expense in connection with the reduction of the principal amount of the construction loan for the Company’s 731 Lexington Avenue project, and (iii) a net gain of $3,862,000 from the sale of other non-depreciable real estate.
     Property rentals were $33,337,000 in the quarter ended September 30, 2005, compared to $29,009,000 in the prior year’s quarter, an increase of $4,328,000, and $98,580,000 in the nine months ended September 30, 2005, compared to $80,712,000 in the prior year period, and increase of $17,868,000. These increases were primarily attributable to tenants located in the 731 Lexington Avenue property whose space was placed in service subsequent to the second quarter of 2004. These tenants include the Home Depot, Hennes & Mauritz, Container Store, Metrovest, Wachovia Bank, Bank of America and Citibank.
     Tenant expense reimbursements were $14,051,000 in the quarter ended September 30, 2005, compared to $9,826,000 in the prior year’s quarter, an increase of $4,225,000, and $38,219,000 in the nine months ended September 30, 2005, compared to $26,687,000 in the prior year period, an increase of $11,532,000. These increases were largely due to reimbursements received from the tenants whose space was placed in service subsequent to the second quarter of 2004 at the 731 Lexington Avenue property.

     Operating expenses were $17,567,000 in the quarter ended September 30, 2005, compared to $12,732,000 in the prior year’s quarter, an increase of $4,835,000, and $45,982,000 in the nine months ended September 30, 2005, compared to $33,969,000 in the prior year period, an increase of $12,013,000. These increases resulted primarily from lower amounts being capitalized in the current year periods as well as additional operating costs being incurred at the 731 Lexington Avenue property as a result of the property becoming fully operational in 2005.
     General and administrative expenses were $19,225,000 in the quarter ended September 30, 2005, compared to $27,627,000 in the prior year’s quarter, a decrease of $8,402,000, and $50,306,000 in the nine months ended September 30, 2005, compared to $66,488,000 in the prior year period, a decrease of $16,182,000. These decreases were attributable to lower accruals for SARs compensation expense.
     Depreciation and amortization was $4,996,000 in the quarter ended September 30, 2005, compared to $3,785,000 in the prior year’s quarter, an increase of $1,211,000, and $14,619,000 in the nine months ended September 30, 2005, compared to $11,193,000 in the prior year period, an increase of $3,426,000. These increases were largely due to depreciation on the 731 Lexington Avenue building improvements, which became fully operational in 2005.
     Interest and other income was $4,530,000 in the quarter ended September 30, 2005, compared to $353,000 in the prior year’s quarter, an increase of $4,177,000, and $7,487,000 in the nine months ended September 30, 2005, compared to $1,090,000 in the prior year period, an increase of $6,397,000. These increases resulted primarily from (i) an increase in average cash balances of $406,000,000 and $202,000,000 in the three and nine months ended September 30, 2005, respectively and (ii) an increase in the average yields on investment of approximately 2% in the current year periods.
     Interest and debt expense was $17,520,000 in the quarter ended September 30, 2005, compared to $10,599,000 in the prior year’s quarter, an increase of $6,921,000, and $45,232,000 in the nine months ended September 30, 2005, compared to $29,813,000 in the prior year period, an increase of $15,419,000. These increases resulted primarily from (i) lower amounts of capitalized interest in the current year periods as a result of the 731 Lexington Avenue property becoming fully operational in 2005 (interest of $0 and $6,935,000 was capitalized in the three and nine months ended September 30, 2005, as compared to $6,061,000 and $18,628,000 in the comparable prior year periods), (ii) increases in the average debt outstanding of $159,310,000 and $128,605,000 in the three and nine months ended September 30, 2005, respectively, primarily due to the 731 Lexington Avenue retail financing of $320,000,000, partially offset by (iii) a decrease in average interest rates of 0.68% and 0.43% in the three and nine months ended September 30, 2005, respectively.
Liquidity and Capital Resources
     The Company anticipates that cash from operations over the next twelve months together with existing cash balances will be adequate to fund its business operations, recurring capital expenditures, development capital expenditures, and debt amortization.
Development Projects
     731 Lexington Avenue
     The residential space at 731 Lexington Avenue is comprised of 105 condominium units. At September 30, 2005, 98 condominium units have been sold and closed and 1 unit was under sales contract. After income taxes, the Company will recognize approximately $57,878,000 of income in fiscal 2005 from these sales for the units sold or under contract. Of this amount $54,517,000 of income was recognized through the nine months ended September 30, 2005, of which $1,372,000 was recognized in the current quarter, using the percentage of completion method of accounting.
     Kings Plaza
     The Company plans to construct a freestanding building adjacent to the mall containing approximately 120,000 square feet, which has been leased to Lowe’s. This lease is expected to commence in 2006. The cost of this project, net of tenant reimbursement, will be approximately $5 million. In addition, the Company may construct a second level on this project. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

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
     The Company’s plan for the entire square block parcel is a mixed-use, development containing approximately 600,000 square feet of retail space on four levels, 450 apartment units in two towers, and about a 1,400 space parking deck. On September 20, 2005, the Company received governmental approvals to commence this project. The Company has entered into a long-term lease with Century 21 for 122,000 square feet of retail space at this project.
     While the current plans for the one-quarter square block parcel are very preliminary, we anticipate it may include up to 80,000 square feet of retail space.
     There can be no assurance that these projects will commence, be completed, completed on time or completed for the budgeted amount.
Stock Appreciation Rights
     As of September 30, 2005, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $71.82. The agreements for these SARs require that they be settled in cash. Had the holders of these SARs chosen to exercise their rights as of September 30, 2005, the Company would have had to pay $168,456,000 in cash. Any change in the Company’s stock price from the closing stock price of $270.00 at September 30, 2005 will increase or decrease the amount the Company would have to pay upon exercise.
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
Cash Flows
Nine Months Ended September 30, 2005
     Net cash provided by operating activities of $26,836,000 was comprised of (i) net income of $41,928,000, and (ii) the net change in operating assets and liabilities of $53,947,000, partially offset by non-cash items of $69,039,000. The adjustments for non-cash items are primarily comprised of (a) $64,687,000 resulting from the after-tax gain on the sales of condominiums (b) the effect of straight-lining of rental income of $21,919,000, and partially offset by (c) $16,831,000 of depreciation and amortization.
     Net cash provided by investing activities of $340,909,000 was primarily comprised of proceeds from the sales of condominiums of $437,436,000, partially offset by capital expenditures of $92,230,000. The capital expenditures primarily related to the 731 Lexington Avenue property.
     Net cash provided by financing activities of $119,221,000 was primarily comprised of borrowings collateralized by the 731 Lexington Avenue property of $344,832,000, partially offset by debt repayments of $216,879,000.

Nine Months Ended September 30, 2004
     Net cash provided by operating activities of $17,906,000 was comprised of the net change in operating assets and liabilities of $75,882,000, partially offset by (i) a net loss of $32,162,000 and (ii) non-cash items of $25,814,000. The adjustments for non-cash items were comprised of (a) the effect of straight-lining of rental income of $38,691,000, (b) a gain on sale of other real estate of $3,862,000, partially offset by (c) $13,689,000 of depreciation and amortization and (c) $3,050,000 resulting from the write off of unamortized deferred debt expense.
     Net cash used in investing activities of $112,369,000 was comprised of capital expenditures of $115,577,000 and net cash restricted for operating liabilities of $1,086,000, partially offset by (iii) net proceeds from the sale of real estate of $4,294,000. The capital expenditures primarily related to the 731 Lexington Avenue project.
     Net cash provided by financing activities of $199,877,000 resulted primarily from borrowings collateralized by 731 Lexington Avenue of $458,306,000, partially offset by debt repayments of $255,812,000 and debt issuance costs of $3,461,000.
Funds from Operations (“FFO”)
     FFO for the three and nine months ended September 30, 2005 and 2004
     FFO was a negative $1,779,000 or $0.35 per diluted share for the quarter ended September 30, 2005, compared to a negative $7,908,000 or $1.58 per diluted share in the prior year’s quarter, an increase of 6,129,000 or $1.23 per diluted share, and a positive $56,486,000 or $11.12 per diluted share for the nine months ended September 30, 2005, compared to a negative $20,969,000 or $4.19 per diluted share in the prior year’s period, an increase of $77,455,000 or $15.31 per diluted share. FFO for the three and nine months ended September 30, 2005 include (i) an after-tax gain of $1,372,000 and $54,517,000, respectively from the sale of condominium units at the 731 Lexington Avenue property, (ii) accruals for SARs compensation expense of $18,062,000 and $46,750,000, respectively and (iii) a $736,000 write-off of unamortized deferred debt expense in connection with the repayment of the remaining principal amount of the construction loan. FFO for the three and nine months ended September 30, 2004 include (i) accruals for SARs compensation expense of $26,656,000 and $63,274,000, respectively and (ii) a net gain of $3,862,000 from the sale of other non-depreciable real estate. FFO for the nine months ended 2004 also includes a $3,050,000 write-off for the proportionate share of unamortized deferred debt expense in connection with the reduction of the principal amount of the construction loan for the 731 Lexington Avenue project. The following table reconciles net (loss) income to FFO.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2005	2004	2005	2004
Net (loss) income	$(6,754)	$(11,693)	$41,928	$(32,162)
Depreciation and amortization of real property	4,975	3,785	14,558	11,193

(Negative FFO) FFO	$(1,779)	$(7,908)	$56,486	$(20,969)

(Negative FFO) FFO per common share — diluted	$(0.35)	$(1.58)	$11.12	$(4.19)

Weighted average shares used in computing FFO per common share — diluted	5,023,477	5,010,627	5,079,262	5,006,660

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At September 30, 2005, the Company had $1,080,481,000 of fixed rate debt at a weighted average interest rate of 5.81%, as such the Company has no exposure to changes in interest rates.
     The fair value of the Company’s debt, estimated by discounting future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $45,850,000 at September 30, 2005. Such fair value estimates are not necessarily indicative of the amounts that would be paid upon liquidation of the Company’s debt.
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

ALEXANDER’S, INC.
(Registrant)

Date: October 27, 2005	/s/ Joseph Macnow
Joseph Macnow Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.
3.1	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	*

10.61	Form of Stock Option Agreement between the Company and certain employees

10.62	Form of Restricted Stock Option Agreement between the Company and certain employees

15.1	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a) certification of the Chief Executive Officer

31.2	Rule 13a-14(a) certification of the Chief Financial Officer

32.1	Section 1350 certification of the Chief Executive Officer

32.2	Section 1350 certification of the Chief Financial Officer

*	Incorporated by reference.