Form 10-K
period 2005-12-31
ALEXANDERS INC
filed 2006-02-27
CIK 3499

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-6064

ALEXANDER'S, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0100517 (IRS Employer Identification No.)
210 Route 4 East, Paramus, New Jersey (Address of principal executive offices)	07652 (Zip Code)

Registrant's telephone number, including area code (201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.    YES ☐        NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    YES ☐        NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).    Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐        NO ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander's, Inc.) as of June 30, 2005 was $495,974,000.

As of February 1, 2006 there were 5,024,000 shares of the registrant's common stock, par value $1 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 18, 2006

(1)
These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2005, portions of which are incorporated by reference herein. See "Executive Officers of the Registrant" on page 20 of this Annual Report on Form 10-K for information relating to executive officers.

FORWARD-LOOKING STATEMENTS

        Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans" "would," "may," "will" or other similar expressions in this Annual Report on Form 10-K. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. See "Item 1A—Risk Factors" in this Annual Report on Form 10-K, for more information about important factors that would cause actual results to differ materially from the results anticipated by these forward-looking statements.

        We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of the applicable document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

GENERAL

        Alexander's, Inc. is a real estate investment trust ("REIT"), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to "we", "us", "our", "Company" and "Alexander's" refer to Alexander's Inc. and its wholly owned subsidiaries. Alexander's activities are conducted through its manager, Vornado Realty Trust ("Vornado").

        Alexander's has six properties in the greater New York City metropolitan area consisting of:

Operating properties

  (i)
  the 731 Lexington Avenue property, a 1.1 million square foot multi-use building located on Lexington Avenue and 59th Street in Manhattan, New York. 731 Lexington Avenue contains 885,000 net rentable square feet of office space and 174,000 net rentable square feet of retail space. 731 Lexington Avenue also contains approximately 248,000 net saleable square feet (which is not included in the 1.1 million square feet above) of residential space consisting of 105 condominium units (though a taxable REIT subsidiary ("TRS")).

  The Company has leased all of the office space of which 697,000 square feet is leased to Bloomberg L.P., and 176,000 square feet is leased to Citibank N.A. In addition, the Company has leased 169,000 square feet of retail space to, among others, The Home Depot, Hennes & Mauritz, The Container Store, Wachovia Bank and Bank of America. As of December 31, 2005, 100 of the 105 residential condominium units were sold and closed;

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

Significant Tenants

        Bloomberg L.P. accounted for 34%, and 36% of the Company's consolidated revenues for the years ended December 31, 2005 and 2004, respectively. Sears accounted for 11% and 18% of the Company's consolidated revenues in 2004 and 2003, respectively. No other tenant accounted for more than 10% of revenues in any of the last three years.

Relationship with Vornado

        Vornado owned 33.0% of the outstanding common stock of Alexander's as of December 31, 2005. Steven Roth is the Chairman of the Board and Chief Executive Officer of the Company, the Managing General Partner of Interstate Properties ("Interstate"), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2005, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.7% of the outstanding common stock of Alexander's, and 9.2% of the outstanding common shares of beneficial interest of Vornado.

        The Company is managed and its properties are leased and developed by Vornado pursuant to agreements with one-year terms, expiring in March of each year, which are automatically renewable. Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties.

        At December 31, 2005, the Company owed Vornado $32,804,000 for leasing fees and $1,520,000 for management, property management and cleaning fees.

Environmental Matters

        In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the "Phase II Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation ("NYSDEC") has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,612,000 has been paid as of December 31, 2005, for its estimated obligation with respect to the cleanup of the site, which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. If NYSDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

        The Company has concluded that most of the contamination at the site is historic and the result of past activities of third parties. In connection with the pursuit of claims against third parties, on January 31, 2005 and November 14, 2005, the Company received settlements from such parties of $337,500 and $1,750,000, respectively.

Competition

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

Employees

        The Company currently has 96 employees.

Executive Office

        The Company's principal executive office is located at 210 Route 4 East, Paramus, New Jersey 07652 and its telephone number is (201) 587-8541.

Available Information

        Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as well as Reports on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners of the Company, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge through the Company's website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The Company also has made available on its website, copies of the Company's (i) Audit Committee charter, (ii) Compensation Committee Charter, (iii) Code of Business Conduct and Ethics and (iv) Corporate Governance Guidelines. In the event of any changes to these items, revised copies will be made available on the website.

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

ITEM 1A.    RISK FACTORS

        Set forth below are material factors that may adversely affect our business and operations.

Real Estate Investments' Value and Income Fluctuate Due to Various Factors.

        The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash.

        The factors that affect the value of our real estate include, among other things:

  •
  national, regional and local economic conditions;
  •
  local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
  •
  competition from other available space;
  •
  whether tenants and users such as customers and shoppers consider a property attractive;
  •
  the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
  •
  whether we are able to pass some or all of any increased operating costs through to tenants;
  •
  how well we manage our properties;
  •
  fluctuations in interest rates;
  •
  changes in real estate taxes and other expenses;
  •
  changes in market rental rates;
  •
  the timing and costs associated with property improvements and rentals;
  •
  changes in taxation or zoning laws;
  •
  government regulation;
  •
  Alexander's failure to continue to qualify as a real estate investment trust;
  •
  availability of financing on acceptable terms or at all;
  •
  consequences of any armed conflict involving, or terrorist attacks against, the United States;
  •
  our ability to secure adequate insurance;
  •
  potential liability under environmental or other laws or regulations; and
  •
  general competitive factors.

        The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If our rental revenues decline, we generally would expect to have less cash available to pay our indebtedness and distribute to our stockholders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

  We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay.

        Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. In addition, because a substantial majority of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to our stockholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our level of occupancy on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs.

        Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.

        From time to time, some of our tenants, have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. If a major tenant declares bankruptcy or becomes insolvent, the rental property at which it leases space may have lower revenues and operational difficulties. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available for the payment of our indebtedness or distribution to our stockholders.

  Some of the our tenants represent a significant portion of our revenues. Loss of these tenant relationships or deterioration in the tenants' credit quality could adversely affect results.

        Bloomberg L.P. accounted for 34% and 36% of our consolidated revenues for the years ended December 31, 2005 and 2004, respectively. Sears accounted for 11% of our consolidated revenues for the year ended December 31, 2004. If we fail to maintain a relationship with any of our significant tenants or fail to perform our obligations under agreements with these tenants, or if any of these tenants fails or becomes unable to perform its obligations under the agreements, we expect that any one or more of these events would adversely affect our results of operations and financial condition.

  Real estate is a competitive business.

        We operate in a highly competitive environment. All of our properties are located in the greater New York City metropolitan area. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

  We may incur costs to comply with environmental laws.

        Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure at or from our properties.

        Each of our properties has been subjected to varying degrees of environmental assessment at various times. Except as referenced below, the environmental assessments did not, as of this date, reveal any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us.

        In June 1997, the Kings Plaza Regional Shopping Center commissioned the Phase II Study to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. We have delineated the contamination and have developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation ("NYSDEC") has approved a portion of the remediation approach. We accrued $2,675,000 in previous years, of which $2,612,000 has been paid as of December 31, 2005, for our estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. If NYSDEC insists on a more extensive remediation approach, we could incur additional obligations. We can make no assurance that we will not incur additional environmental costs with respect to this property.

  Some of our potential losses may not be covered by insurance.

        We carry comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) "acts of terrorism" as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007, and (v) rental loss insurance) with respect to our assets.

        On June 30, 2005, we renewed our annual all risk policy with limits of (i) $960,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for its 731 Lexington Avenue property, and (ii) $510,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for the remaining properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

        Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to Alexander's), contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties.

  Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

        The Americans with Disabilities Act generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our stockholders.

        Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Our Investments Are Concentrated in the Greater New York City Metropolitan Area. Circumstances Affecting These Areas Generally Could Adversely Affect Our Business.

  All of our properties are in the greater New York City metropolitan area and are affected by the economic cycles and risks inherent in that area.

        During the years ended December 31, 2005, 2004 and 2003, all of our revenues came from properties located in the greater New York City metropolitan area. Like other real estate markets, the real estate market in this area has experienced economic downturns in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in this area could hurt the value of our properties and our financial performance. The factors affecting economic conditions in this region include:

  •
  business layoffs or downsizing;
  •
  industry slowdowns;
  •
  relocations of businesses;
  •
  changing demographics;
  •
  increased telecommuting and use of alternative work places;
  •
  financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;
  •
  infrastructure quality; and
  •
  any oversupply of, or reduced demand for, real estate.

        It is impossible for us to assess the future effects of the current uncertain trends in the economic and investment climates of the greater New York City metropolitan region, and more generally of the United States, on the real estate market in this area. If these conditions persist, or if there is any local, national or global economic downturn, our businesses and future profitability may be adversely affected.

  We are subject to risks that affect the general retail environment.

        A substantial proportion of our properties are in the retail shopping center real estate market. This means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our shopping centers.

  Terrorist attacks, such as those of September 11, 2001 in New York City, may adversely affect the value of our properties and our ability to generate cash flow.

        All of our properties are located in the greater New York City metropolitan area. In the aftermath of any terrorist attacks, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity and fewer customers may choose to patronize businesses in this area. This would trigger a decrease in the demand for space in these markets, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could decline materially.

We May Acquire or Sell Additional Assets or Develop Additional Properties. Our Failure or Inability to Consummate These Transactions or Manage the Results of These Transactions Could Adversely Affect Our Operations and Financial Results.

  We may acquire or develop properties and this may create risks.

        We may acquire or develop properties when we believe that an acquisition or development is consistent with our business strategies, although currently our stated business strategy is not to engage in acquisitions. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management's attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated.

  It may be difficult to buy and sell real estate quickly.

        Real estate investments are relatively difficult to buy and sell quickly. Consequently, we may have limited ability to vary our portfolio promptly in response to changes in economic or other conditions.

Our Organizational and Financial Structure Gives Rise to Operational and Financial Risks.

  Alexander's depends on dividends and distributions from its direct and indirect subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to Alexander's, Inc.

        Substantially all of Alexander's properties and assets are held through subsidiaries. Alexander's depends on cash distributions and dividends from its subsidiaries for substantially all of its cash flow. The creditors of each of its direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before that subsidiary may make distributions or dividends to Alexander's. Thus, Alexander's ability to pay its indebtedness and to pay dividends, if any, to its security holders depends on its subsidiaries' ability to first satisfy their obligations to their creditors.

        In addition, Alexander's participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, is only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the applicable direct or indirect subsidiaries are satisfied.

  Our existing financing documents contain covenants and restrictions that may restrict our operational and financial flexibility and restrict or prohibit our ability to make payments upon securities.

        At December 31, 2005, substantially all of our properties were pledged to secure obligations under $1,079,465,000 of existing secured indebtedness. If we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities. In such an event, it is possible that we would have insufficient assets remaining to make payments to a holder of our securities. In addition, the existing financing documents contain restrictive covenants which limit the ability to incur indebtedness and make prepayments of indebtedness. These covenants may significantly restrict our operational and financial flexibility and may restrict its ability to obtain additional financing or pursue other business activities that may be beneficial.

  We have indebtedness, and this indebtedness, and its cost, may increase.

        As of December 31, 2005, we had approximately $1,079,465,000 in total debt outstanding. Our ratio of total debt to total enterprise value was 62.2% at December 31, 2005. "Enterprise value" means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date. In addition, we have significant debt service obligations. For the year ended December 31, 2005, our scheduled cash payments for principal and interest were $70,216,000. In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value. If our level of indebtedness increases there may be an increased risk of default that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.

  We have issued outstanding and exercisable stock appreciation rights. The exercise of these stock appreciation rights may impact our liquidity.

        As of January 31, 2006, 850,000 stock appreciation rights ("SARs") were outstanding and exercisable at a weighted-average exercise price of $141.80. Since the SARs agreements require that they be settled in cash, the Company would have had to pay $89,295,000 if the holders of these SARs had exercised their SARs on January 31, 2006. Any change in the Company's stock price from the closing price of $246.85 at January 31, 2006 would increase or decrease the amount the Company would have to pay upon exercise.

  Alexander's might fail to qualify or remain qualified as a REIT, and may be required to pay income taxes at corporate rates.

        Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might fail to remain qualified. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Internal Revenue Code (the "Code") for which there are only limited judicial or administrative interpretations. Qualification as a REIT also depends on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

        In order to qualify and maintain our qualification as a REIT for federal income tax purposes, we are required, among other conditions, to distribute as dividends to our stockholders, at least 90% of annual REIT taxable income. As of December 31, 2005, we had reported net operating loss carryovers ("NOLs") of $31,739,000, which generally would be available to offset the amount of REIT taxable income that we otherwise would be required to distribute. However, the NOLs reported on the tax returns are not binding on the Internal Revenue Service and are subject to adjustment as a result of future audits. In addition, under Section 382 of the Code, the ability to use our NOLs could be limited if, generally, there are significant changes in the ownership of our outstanding stock. Since our reorganization as a REIT commencing in 1995, we have not paid regular dividends and do not believe that we will be required to, and may not, pay regular dividends until the NOLs have been fully utilized.

  We face possible adverse changes in tax laws.

        From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.

  Loss of our key personnel could harm our operations and adversely affect the value of our common stock.

        We are dependent on the efforts of Steven Roth, our Chief Executive Officer, and Michael D. Fascitelli, our President. While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our common stock.

Alexander's charter documents and applicable law may hinder any attempt to acquire us.

        Provisions in Alexander's certificate of incorporation and by laws, as well as provisions of the Code and Delaware corporate law, may delay or prevent a change of control over the Company or a tender offer, even if such action might be beneficial to stockholders, and limit the stockholders' opportunity to receive a potential premium for their shares of common stock over then prevailing market prices.

        Primarily to facilitate maintenance of its qualification as a REIT, Alexander's certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 9.9% of the outstanding shares of preferred stock of any class or 4.9% of outstanding common stock of any class. The Board of Directors may waive or modify these ownership limits with respect to one or more persons if it is satisfied that ownership in excess of these limits will not jeopardize Alexander's status as a REIT for federal income tax purposes. In addition, the Board of Directors has, subject to certain conditions and limitations, exempted Vornado and certain of its affiliates from these ownership limitations. Shares owned in violation of these ownership limits will be subject to the loss of rights and other restrictions. These ownership limits may have the effect of inhibiting or impeding a change in control.

        Alexander's Board of Directors is divided into three classes of directors. Directors of each class are chosen for three-year staggered terms. Staggered terms of directors may have the effect of delaying or preventing changes in control or management, even though changes in management or a change in control might be in the best interest of our stockholders.

        In addition, Alexander's charter documents authorize the Board of Directors to:

  •
  cause Alexander's to issue additional authorized but unissued shares of common stock or preferred stock; and
  •
  set the preferences, rights and other terms of any classified or reclassified shares that Alexander's issues without any further action by our stockholders.

        The Board of Directors could establish a series of preferred stock whose terms could delay, deter or prevent a change in control of Alexander's or other transaction that might involve a premium price or otherwise be in the best interest of our stockholders, although the Board of Directors does not now intend to establish a series of preferred stock of this kind. Alexander's charter documents contain other provisions that may delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of our stockholders.

        In addition, Vornado and Interstate Properties (the three general partners of which are both trustees of Vornado and Directors of Alexander's) together beneficially own approximately 60.5% of our outstanding shares of common stock. This degree of ownership may also reduce the possibility of a tender offer or an attempt to change control of the Company.

  We may change our policies without obtaining the approval of our stockholders.

        Our operating and financial policies, including our policies with respect to acquisitions of real estate or other assets, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by our Board of Directors. Accordingly, our stockholders do not control these policies.

Our Ownership Structure and Related-Party Transactions May Give Rise to Conflicts of Interest.

  Steven Roth, Vornado and Interstate may exercise substantial influence over us. They and some of our other directors and officers have interests or positions in other entities that may compete with us.

        As of December 31, 2005, Interstate and its partners owned approximately 9.2% of the common shares of beneficial interest of Vornado, our manager, and approximately 27.7% of the outstanding common stock of Alexander's. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate. Mr. Roth is the Chairman of the Board of Directors and Chief Executive Officer of the Company, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate. Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of the Company's Board of Directors. In addition, Vornado manages and leases the real estate assets of Interstate.

        As of December 31, 2005, Vornado owned 33% of our outstanding common stock, in addition to that owned by Interstate and its partners. In addition to the relationships described in the immediately preceding paragraph, Michael D. Fascitelli, the President and a trustee of Vornado, is our President and a member of our Board of Directors. Richard West is a trustee of Vornado and a member of our Board of Directors. In addition, Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same positions with Vornado.

        Because of their overlapping interests, Mr. Roth, Interstate and the other individuals noted in the preceding paragraphs may have substantial influence over both Vornado and Alexander's, and on the outcome of any matters submitted to Vornado shareholders or Alexander's stockholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate and other security holders. Mr. Roth and Interstate may, in the future, engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting Vornado or us, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, by Vornado or us, competition for properties and tenants, possible corporate transactions such as acquisitions, and other strategic decisions affecting the future of these entities.

  There may be conflicts of interest between Vornado, its affiliates and us.

        Vornado manages, develops and leases our properties under agreements that have one-year terms expiring in March of each year, which are automatically renewable. Because we and Vornado share common senior management and because five of the trustees of Vornado also constitute the majority of our directors, the terms of the foregoing agreements and any future agreements between us and Vornado and its affiliates may not be comparable to those we could have negotiated with an unaffiliated third party.

        For a description of Interstate's ownership of Vornado and Alexander's, see "Steven Roth, Vornado and Interstate may exercise substantial influence over us. They and some of our other directors and officers have interests or positions in other entities that may compete with us." above.

The Number of Shares of Alexander's Common Stock and the Market for Those Shares Give Rise to Various Risks.

  Alexander's has available for issuance shares of its common stock and outstanding and exercisable options to purchase its common stock. The issuance of this stock or the exercise of these options could decrease the market price of the shares of common stock currently outstanding.

        As of December 31, 2005, Alexander's had authorized but unissued 4,826,550 shares of its common stock, par value of $1.00 per share and 3,000,000 shares of its preferred stock, par value $1.00 per share. In addition, as of December 31, 2005, 81,850 options were outstanding and exercisable at a weighted-average exercise price of $70.38 and as of January 31, 2006, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $141.80. Additionally, 895,000 shares are available for future grant under the terms of our Omnibus Stock Plan that may be in the form of options, restricted stock, SARs or other equity-based interests. Since the SARs agreements require that they be settled in cash, the number of shares available for future grant under the terms of our Omnibus Stock Plan will increase upon the exercise of the outstanding SARs. The Company cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of its common stock.

  Changes in market conditions could decrease the market price of our securities.

        The value of our securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our securities are the following:

  •
  the extent of institutional investor interest in us;
  •
  the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;
  •
  our NOLs which are generally available to offset the amount of the REIT taxable income that we otherwise would be required to distribute as dividends;
  •
  our financial condition and performance; and
  •
  general financial market conditions.

        The stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.    PROPERTIES

        The following table shows the location, ownership, approximate size and leasing status of each of the Company's properties as of December 31, 2005.

Property	Land Area		Building Area/ Number of Floors		Average Annualized Base Rent Per Square Foot	Percent Leased	Significant Tenants	Square Footage Leased		Lease Expiration/ Option Expiration
Operating Properties
731 Lexington Avenue New York, New York Office and Retail	84,420	sq. ft.	1,059,000	(1)/31	$65.92	99%	Bloomberg L.P. Citibank N.A. The Home Depot The Container Store Hennes & Mauritz	697,000 176,000 83,000 34,000 27,000	(2)	2030/2040 2016 2025/2035 2021 2020
Kings Plaza Regional Shopping Center Brooklyn, New York	24.3	acres	759,000	(3)(4)/2	36.14	98%	Sears 123 Mall tenants	289,000 455,000		2023/2033 Various
Rego Park I Queens Boulevard and 63rd Road Queens, New York	4.8	acres	351,000	(3)/3	32.18	100%	Sears Circuit City Bed Bath & Beyond Marshalls	195,000 50,000 46,000 39,000		2021/2031 2021 2013/2021 2008/2021
Routes 4 and 17 Paramus, New Jersey	30.3	acres	N/A, Ground Lease		N/A, Ground Lease	100%	IKEA	N/A, Ground Lease		2041
Roosevelt Avenue and Main Street(5) Queens, New York	44,975	sq. ft.	177,000	(3)/4		0%

			2,346,000

Property to Be Developed
Rego Park II Adjacent to Rego Park I Queens, New York	10 acres

(1)
Excludes 248,000 net saleable square feet of residential space consisting of 105 condominium units.
(2)
Excludes 14,800 square feet of mezzanine space.
(3)
Excludes parking garages.
(4)
Excludes the 339,000 square foot Macy's store, owned and operated by Federated Department Stores, Inc.
(5)
Leased to the Company through January 2027.

        For details of encumbrances, see descriptions of properties which follows.

Operating Properties

  731 Lexington Avenue

        The 731 Lexington Avenue property is located on Lexington Avenue and 59th Street and is situated in the heart of one of Manhattan's busiest business and shopping districts, with convenient access to several subway and bus lines. The property is located directly across the street from Bloomingdale's flagship store and only a few blocks away from Fifth Avenue and 57th Street.

        731 Lexington Avenue is a 1.1 million square foot multi-use building. The building contains approximately 885,000 net rentable square feet of office space and approximately 174,000 net rentable square feet of retail space. 731 Lexington Avenue also contains approximately 248,000 net saleable square feet (which is not included in the 1.1 million square feet above) of residential space consisting of 105 condominium units (through a taxable REIT subsidiary ("TRS")).

        As of December 31, 2005, the Company has leased all of the office space, of which 697,000 square feet of office space is leased to Bloomberg L.P., and 176,000 square feet of office space is leased to Citibank N.A. In addition, the Company has leased 169,000 square feet of retail space to, among others, The Home Depot, Hennes & Mauritz, The Container Store, Wachovia Bank and Bank of America.

        As of December 31, 2005, 100 of the 105 residential condominium units were sold and closed.

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

        The office space is encumbered by a first mortgage loan with a balance of $400,000,000 at December 31, 2005. The loan matures in February 2014 and bears interest at 5.33%.

  Kings Plaza Regional Shopping Center

        The Kings Plaza Regional Shopping Center (the "Center") contains 1,098,000 square feet and is comprised of a two-level mall (the "Mall") containing 470,000 square feet and two four-level anchor stores. One of the anchor stores is owned by the Company and leased to Sears, while the other anchor store is owned and operated as a Macy's store by Federated. The Center occupies a 24.3 acre site at the intersection of Flatbush Avenue and Avenue U in Brooklyn, New York. Among the Center's features are a marina, a five-level parking garage and an energy plant that generates electrical power at the Center.

        The Company plans to construct a freestanding building adjacent to the Mall containing approximately 120,000 square feet, which has been leased to Lowe's Home Improvement Warehouse ("Lowe's"). This lease is expected to commence in 2007. The cost of this project will be approximately $11.5 million, which is net of a tenant reimbursement of $16.5 million. This cost includes construction of structured elements, which will support a second and third level. There can be no assurance that this project will commence, be completed, completed on time or completed for the budgeted amount.

        The following table sets forth lease expirations for the Mall tenants in the Center as of December 31, 2005, for each of the next ten years, assuming none of the tenants exercise their renewal options.

			Annual Fixed Rent of Expiring Leases
						Percent of 2005 Gross Annual Base Rentals
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Total	Per Square Foot	Percent of Total Leased Square Feet
2006	16	110,517	3,653,555	33.06	24.4%	15.8%
2007	15	48,326	2,438,857	50.47	10.7%	10.5%
2008	10	17,970	1,223,465	68.08	4.0%	5.3%
2009	16	69,144	4,150,714	60.03	15.3%	17.9%
2010	13	22,166	1,716,707	77.45	4.9%	7.4%
2011	11	33,629	2,113,680	62.85	7.4%	9.1%
2012	11	45,038	2,290,900	50.87	9.9%	9.9%
2013	12	38,540	2,430,889	63.07	8.5%	10.5%
2014	7	31,133	1,967,954	63.21	6.9%	8.5%
2015	5	11,385	548,148	48.15	2.5%	2.4%
2016	3	25,038	485,730	19.40	5.5%	2.1%

        The following table sets forth the occupancy rate and the average annual rent per square foot for the Mall stores for each of the past five years.

As of December 31,	Occupancy Rate	Average Annual Base Rent Per Square Foot
2005	96%	$51.15
2004	97%	49.65
2003	98%	47.95
2002	97%	45.59
2001	96%	45.97

        The Center is encumbered by a first mortgage loan with a balance of $210,539,000 at December 31, 2005. The loan matures in June 2011 and bears interest at 7.46%.

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

        The property is encumbered by a first mortgage loan with a balance of $80,926,000 at December 31, 2005. The loan matures in June 2009 and bears interest at 7.25%.

  Paramus

        The Company owns 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The Company's property is located directly across from the Garden State Plaza regional shopping mall and is within two miles of three other regional shopping malls and ten miles of New York City. This land is leased to IKEA Property, Inc. The lease has a 40-year term with a purchase option at the end of the twentieth year for $75,000,000. The Company has a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The triple-net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised the Company will receive net cash proceeds of approximately $7,000,000 and recognize a gain on the sale of the land of approximately $62,000,000. If the purchase option is not exercised the triple-net rent for the last 20 years must include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

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

        In the fourth quarter of 2003, the Company recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that had agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, the Company received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against the Company in the Supreme Court of the State of New York alleging the Company failed to honor the terms and conditions of the agreement. The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs. The Company, after consulting with its legal counsel, does not believe the party is entitled to either specific performance or a return of the deposit and is defending the action.

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

        The Company's plan for the entire square block parcel is a mixed-use, development containing approximately 600,000 square feet of retail space on four levels, a parking deck of approximately 1,400 spaces and may also include up to 450 apartment units in two towers. On September 20, 2005, the Company received governmental approvals for this project. The Company has entered into a lease with Century 21 for 134,000 square feet of retail space at this project.

        While the current plans for the one-quarter square block parcel are very preliminary, we anticipate it may include up to 80,000 square feet of retail space.

        There can be no assurance that these projects will commence, be completed, completed on time or completed for the budgeted amount.

Insurance

        We carry comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) "acts of terrorism" as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007, and (v) rental loss insurance) with respect to our assets.

        On June 30, 2005, we renewed our annual all risk policy with limits of (i) $960,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for its 731 Lexington Avenue property, and (ii) $510,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for the remaining properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

        Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to Alexander's), contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

ITEM 3.    LEGAL PROCEEDINGS

        Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.

        For a discussion of the litigation concerning the sale of the Company's subsidiary which owns the building and has the ground lease for the Company's property in Flushing, New York, see "Item 2. Properties—Operating Properties—Flushing."

        For discussion concerning environmental matters, see "Item 1. Business—Environmental Matters."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the positions held by such officers during the past five years.

Name	Age	Principal Occupations and Offices (current and during the past five years with the Company unless otherwise stated)
Steven Roth	64	Chairman of the Board of Directors since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board and Chief Executive Officer of Vornado Realty Trust since May 1989; Chairman of Vornado Realty Trust's Executive Committee of the Board since April 1980; and a trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.
Michael D. Fascitelli	49
		President since August 2000; Director of the Company and President and trustee of Vornado Realty Trust since December 1996; Partner at Goldman Sachs & Co., in charge of its real estate practice, from December 1992 to December 1996; and, prior thereto, Vice President at Goldman Sachs & Co.
Stephen Mann	70
		Chief Operating Officer since May 2004; Chairman of the Board of Directors from March 1995 to May 2004; Interim Chairman of the Board of Directors from August 1994 to March 1995; Chief Executive Officer of Prescott Funding Company since January 2003; and Chairman of the Clifford Companies from 1990 to January 2003.
Joseph Macnow	60
		Executive Vice President and Chief Financial Officer since June 2002; Executive Vice President — Finance and Administration from March 2001 to June 2002; Vice President and Chief Financial Officer from August 1995 to March 2001; Executive Vice President — Finance and Administration of Vornado Realty Trust since January 1998 and Chief Financial Officer of Vornado Realty Trust since March 2001; and Vice President and Chief Financial Officer of Vornado Realty Trust from 1985 to January 1998.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                   ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is listed on the New York Stock Exchange under the symbol "ALX." Set forth below are the high and low sales prices for the shares of common stock for each full quarterly period within the two most recent years.

	Year Ended December 31,
	2005		2004
Quarter
	High	Low	High	Low
First	$257.75	$210.48	$162.45	$124.91
Second	259.29	223.00	172.00	146.00
Third	295.00	248.00	203.50	164.00
Fourth	271.63	231.75	230.05	195.00

        As of February 1, 2006, there were approximately 484 holders of record of the Company's common stock. The Company pays dividends only if, as and when declared by its Board of Directors. No dividends were paid in 2005 and 2004. In order to qualify and maintain its qualification as a REIT, the Company is required, among other conditions, to distribute as dividends to its stockholders at least 90% of annual REIT taxable income. As of December 31, 2005, the Company had Net Operating Loss Carryovers ("NOLs") of approximately $31,739,000, which generally would be available to offset the amount of REIT taxable income that otherwise would be required to be distributed as a dividend to stockholders.

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

	Year Ended December 31,
(Amounts in thousands, except per share data)	2005	2004		2003		2002	2001
Total revenues	$187,085	$148,895		$87,162		$76,800	$67,792

Income (loss) from continuing operations	$21,298(1)	$(37,331	)(1)	$(18,948	)(1)	$12,400	$7,414
Income from discontinued operations	—	—		1,206		11,184	19,972
Net gain on sale of condominiums in 2005 and other real estate in 2004, after income taxes	60,943	3,862		—		—	—

Net income (loss)	$82,241	$(33,469)		$(17,742)		$23,584	$27,386

Income (loss) per common share (basic and diluted):
Income (loss) from continuing operations—basic	$4.24	$(7.45)		$(3.79)		$2.48	$1.48
Income (loss) from continuing operations—diluted	4.19	(7.45)		(3.79)		2.48	1.48
Income (loss) per common share—basic	16.38	(6.68)		(3.53)		4.72	5.48
Income (loss) per common share—diluted	16.19	(6.68)		(3.53)		4.72	5.48
Balance sheet data:
Total assets	$1,403,317	$1,244,801		$920,996		$664,912	$583,339
Real estate, at cost	699,136	955,107		826,546		600,661	434,344
Accumulated depreciation	88,976	74,028		62,744		57,686	56,383
Debt	1,079,465	952,528		731,485		543,807	515,831
Stockholders' equity	101,324	18,368		50,923		68,665	45,081

(1)
Includes SARs compensation expense accruals of $27,588,000, $76,789,000 and $44,917,000 in 2005, 2004 and 2003, respectively.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

Overview

        Alexander's, Inc. (the "Company" or "Alexander's") is a real estate investment trust ("REIT") engaged in leasing, managing, developing and redeveloping properties. Alexander's conducts its activities through its manager, Vornado Realty Trust ("Vornado"). Alexander's has six properties in the greater New York City metropolitan area including the 731 Lexington Avenue property, a 1,300,000 square foot multi-use building in Manhattan, and the Kings Plaza Regional Shopping Center located in Brooklyn.

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

        The Company has substantially completed the development of 731 Lexington Avenue and placed the property into service during 2005. As a result, the Company's revenues, expenses and cash flows from operating activities increased substantially over the prior year. See "Results of Operations" and "Liquidity and Capital Resources" for further details.

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

        As of December 31, 2005, 100 of the 105 residential condominium units were sold and closed, which resulted in an after-tax net gain of $62,851,000, of which $60,943,000 was recognized in the year ended December 31, 2005, under the percentage of completion method. Subsequent to December 31, 2005, the Company has entered into sales contracts for 3 of the remaining 5 residential condominium units.

Critical Accounting Policies and Estimates

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

  Revenue Recognition

        The Company has the following revenue sources and revenue recognition policies:

  •
  Base rent (revenue arising from tenant leases)—These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and free rent abatements under the leases.

  •
  Percentage Rents (revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds)—These rents are recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that this contingent revenue is only to be recognized after the contingency has been removed (i.e., the sales threshold has been achieved).

  •
  Expense Reimbursements (revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties)—This revenue is accrued in the same periods as the expenses are incurred.

  •
  Condominium Sales (income arising from the sales of condominium units at the Lexington Avenue property)—Income on deposits received for sales of condominium units has been deferred in accordance with the deposit method of SFAS No. 66, Accounting for Sales of Real Estate. Gains on sales of condominium units are recognized under the percentage of completion method.

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

        The Company has elected to treat its wholly owned subsidiary, 731 Residential LLC, as a taxable REIT subsidiary ("TRS"). The TRS is subject to income tax at regular corporate tax rates. The Company's NOLs will not be available to offset taxable income of TRS. As of December 31, 2005, 100 of the 105 residential condominium units were sold and closed. In connection therewith, TRS recognized $51,825,000 of income tax expense, of which $13,870,000 was paid in the year ended December 31, 2005. TRS paid no income taxes in 2004 or 2003. TRS deferred income taxes, where applicable, are accounted for in accordance with Statements of Financial Accounting Standards ("SFAS") 109, Accounting For Income Taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

  Stock Appreciation Rights

        Stock Appreciation Rights ("SARs") are granted at 100% of the market price of the Company's common stock on the date of grant. Compensation expense for each SAR is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed, but not below zero.

  Recently Issued Accounting Literature

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 on its effective date did not have a material effect on the Company's consolidated financial statements.

        On December 16, 2004, the FASB issued SFAS 123: (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123, using the prospective method, and supersedes APB Opinion No. 25: Accounting for Stock Issued to Employees. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS 123R is effective as of the first interim or annual reporting period beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 123R will have a material effect on its consolidated financial statements.

        In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations. FIN 47 provides clarification of the term "conditional asset retirement obligation" as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective in the Company's fiscal quarter ended December 31, 2005. Upon review of its assets, the Company has concluded that no asset retirement obligation exists as of December 31, 2005. Accordingly, the adoption of FIN 47 on its effective date had no impact on the Company's consolidated financial statements.

        In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting for a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (i) a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) corrections of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated financial statements.

        In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 04-05, "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-05"). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The Company has elected to early adopt the provisions of EITF 04-05 and accordingly, has consolidated its investment in the Kings Plaza energy plant joint venture in the fourth quarter of 2005.

Results of Operations

  Years Ended December 31, 2005 and December 31, 2004

        The Company had net income of $82,241,000 for the year ended December 31, 2005, compared to a net loss of $33,469,000 in the prior year, an increase of $115,710,000. Net income for 2005 includes (i) $60,943,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue, (ii) $2,088,000 of income from the settlement of claims against third parties for environmental remediation at Kings Plaza, partially offset by, (iii) $27,588,000 for an accrual of SARs compensation expense. Net loss for the year ended December 31, 2004 includes (i) $76,789,000 for an accrual of SARs compensation expense, (ii) $3,050,000 for the write-off of the proportionate share of unamortized debt issuance costs in connection with the reduction of the principal amount of a construction loan, partially offset by, (iii) $3,862,000 for a net gain on sale of non-depreciable real estate.

        Property rentals were $132,949,000 in 2005, compared to $110,541,000 in 2004, an increase of $22,408,000. The following table details the increase by property:

Tenant	Delivery Date	Increase
731 Lexington Avenue:
Citibank N.A.	Feb. 2005	$11,150,000
The Container Store	Mar. 2005	4,132,000
Hennes & Mauritz	May 2004	2,136,000
The Home Depot	Mar. 2004	1,925,000
Other tenants	Various	2,145,000

		21,488,000
Other properties		920,000

		$22,408,000

        Tenant expense reimbursements were $54,136,000 in 2005, compared to $38,354,000 in 2004, an increase of $15,782,000. This increase was largely due to reimbursements from tenants at 731 Lexington Avenue under leases that commenced subsequent to the second quarter of 2004.

        Operating expenses were $64,872,000 in 2005, compared to $47,615,000 in 2004, an increase of $17,257,000. This increase was primarily due to lower amounts being capitalized in the current year period as well as additional operating costs being incurred at 731 Lexington Avenue as a result of the property being substantially placed into service during 2005.

        General and administrative expenses were $32,393,000 in 2005, compared to $81,285,000 in 2004, a decrease of $48,892,000. This decrease was primarily due to a $49,201,000 decrease in the accrual for SARs compensation expense in 2005.

        Depreciation and amortization expense was $19,877,000 in 2005, compared to $15,527,000 in 2004, an increase of $4,350,000. This increase was due to depreciation on the 731 Lexington Avenue building and improvements, which were substantially placed into service during 2005.

        Interest and other income, net was $14,769,000 in 2005, compared to $1,571,000 in 2004, an increase of $13,198,000. This increase was primarily due to (i) an increase in average cash balances of $274,000,000, (ii) an increase in the average yield on investments of approximately 2%, and (iii) income of $2,088,000 from the settlements of claims against third parties for environmental remediation at Kings Plaza.

        Interest and debt expense was $62,678,000 in 2005, compared to $40,320,000 in 2004, an increase of $22,358,000. This increase was primarily due to (i) lower amounts of capitalized interest in the current year as a result of 731 Lexington Avenue being substantially placed into service during 2005 (interest of $6,935,000 was capitalized in 2005, compared to $25,087,000 in 2004) and (ii) an increase of $131,000,000 in the average debt outstanding, primarily due to the 731 Lexington Avenue retail financing of $320,000,000 in July 2005.

  Years Ended December 31, 2004 and December 31, 2003

        The Company had a net loss of $33,469,000 for the year ended December 31, 2004, compared to a net loss of $17,742,000 in the prior year. The net loss for 2004 includes (i) an accrual of $76,789,000 for SAR's compensation expense, (ii) a $3,050,000 write-off of for the proportionate share of unamortized deferred debt expense in connection with the reduction of the principal amount of the construction loan for the 731 Lexington Avenue project, and (iii) income of $3,862,000 from the sale of land in White Plains, New York. The net loss for 2003 includes (i) an accrual of $44,917,000 for SARs, (ii) $1,289,000 resulting from the recognition as income of the non-refundable deposit from the planned sale of the Flushing property of $1,875,000, net of $586,000 for costs associated with this transaction, and (iii) income from discontinued operations of $1,206,000 representing the reversal of previously accrued contingent liabilities.

        Property rentals were $110,541,000 in 2004, compared to $56,785,000 in 2003, an increase of $53,756,000. The following table details the increase by property:

Tenant	Delivery Date	Increase
731 Lexington Avenue:
Bloomberg L.P.	Various	$40,771,000
The Home Depot	Mar. 2004	6,086,000
Hennes & Mauritz	May 2004	3,622,000
Other tenants	Various	2,687,000

		53,166,000
Other properties		590,000

		$53,756,000

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

Relationship with Vornado

        The Company is managed, and its properties are leased and developed, by Vornado pursuant to agreements with one-year terms, expiring in March of each year, which are automatically renewable.

  Management and Development Agreements

        The annual fee payable to Vornado for management of the Company is equal to the sum of $3,000,000 and 3% of gross income from the Kings Plaza Regional Shopping Center.

        In addition, Vornado is entitled to a development fee equal to 6% of development costs, as defined, with a minimum guaranteed fee of $750,000 per annum.

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

  731 Lexington Avenue Fees

        On July 6, 2005, the Company completed a $320,000,000 mortgage financing of the retail space. In connection therewith, the Company repaid the remaining balance of the construction loan and the $124,000,000 loan to Vornado. In addition, the Company paid Vornado the unpaid balance of the development fee of $20,624,000 and $6,300,000 for the Completion Guarantee Fee.

        On May 27, 2004, Alexander's entered into an agreement with Vornado under which it provides property management services at 731 Lexington Avenue for an annual fee of $0.50 per square foot of the tenant-occupied office and retail space. Further, the Company entered into an agreement with Building Maintenance Services ("BMS"), a wholly-owned subsidiary of Vornado, to supervise the cleaning, engineering and security at the 731 Lexington Avenue property for an annual fee of the cost for such services plus 6%. In addition, in October 2004, the Company entered into an agreement with BMS to provide the same services at the Kings Plaza Regional Shopping Center. These agreements were negotiated and approved on behalf of the Company by a committee of directors of the Company unaffiliated with Vornado.

        The following table shows the amounts incurred under the management, leasing and development agreements.

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003
Company management fees	$3,000	$3,000	$3,000
Development fee, guarantee fee and rent for development office	4,431	5,955	10,292
Leasing fees	11,671	12,156	17,919
Property management fees and payments for cleaning, engineering and security services	4,776	2,481	887

	$23,878	$23,592	$32,098

        At December 31, 2005, the Company owed Vornado $32,804,000 for leasing fees, and $1,520,000 for management, property management and cleaning fees.

Liquidity and Capital Resources

        The Company anticipates that cash from operations, together with existing cash balances, will be adequate to fund its business operations, recurring capital expenditures, and debt amortization over the next twelve months.

  Development Projects

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

        The Company's plan for the entire square block parcel is a mixed-use, development containing approximately 600,000 square feet of retail space on four levels, about a 1,400 space parking deck and may also include up to 450 apartment units in two towers. On September 20, 2005, the Company received governmental approvals for this project. The Company has entered into a lease with Century 21 for 134,000 square feet of retail space at this project.

        While the current plans for the one-quarter square block parcel are very preliminary, we anticipate it may include up to 80,000 square feet of retail space.

        There can be no assurance that these projects will commence, be completed, completed on time or completed for the budgeted amount.

  Kings Plaza

        The Company plans to construct a freestanding building adjacent to the Mall containing approximately 120,000 square feet, which has been leased to Lowe's Home Improvement Warehouse ("Lowe's"). This lease is expected to commence in 2007. The cost of this project will be approximately $11.5 million, which is net of a tenant reimbursement of $16.5 million. This cost includes construction of structured elements, which will support a second and third level. There can be no assurance that this project will commence, be completed, completed on time or completed for the budgeted amount.

        Prior to April 15, 2005, the Company owned and operated an energy plant that generates electrical power at its Kings Plaza Regional Shopping Center. On April 15, 2005, the Company contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash to a joint venture for a 25% interest. Pursuant to the provisions of EITF 04-05, the Company is presumed to have "control" over the joint venture and accordingly, has consolidated its investment in this joint venture in the fourth quarter of 2005. The joint venture plans to rebuild the plant at a total cost of approximately $18,000,000. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

  Insurance

        The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) "acts of terrorism" as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007, and (v) rental loss insurance) with respect to its assets.

        On June 30, 2005, the Company renewed its annual all risk policy with limits of (i) $960,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for its 731 Lexington Avenue property, and (ii) $510,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for the remaining properties. To the extent that the Company incurs losses in excess of its insurance coverage, these losses would be borne by the Company and could be material.

        The Company's debt instruments, consisting of mortgage loans secured by its properties (which are generally non-recourse to Alexander's), contain customary covenants requiring the Company to maintain insurance. Although the Company believes that it has adequate insurance coverage under these agreements, it may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than the Company is able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect the Company's ability to finance and/or refinance its properties and expand its portfolio.

Debt and Contractual Obligations

        Below is a summary of the Company's properties and their encumbrances at December 31, 2005:

(Amounts in thousands)	Balance	Interest Rate	Maturity
Lexington Office	$400,000	5.33%	Feb. 2014
Lexington Retail(1)	320,000	4.93%	July 2015
Kings Plaza	210,539	7.46%	June 2011
Rego Park I	80,926	7.25%	July 2009
Paramus	68,000	5.92%	Oct. 2011
Rego Park II (raw land)	—	N/A	N/A
Flushing (leasehold interest)	—	N/A	N/A

	$1,079,465

(1)
In the event of a substantial casualty, up to $75,000,000 of this loan may become recourse.

        Below is a summary of the Company's contractual obligations at December 31, 2005.

(Amounts in thousands)	Total	Less than One Year		One to Two Years	Three to Five Years	More than Five Years
Contractual obligations
Long-term debt obligations	$1,515,798	$74,004		$152,638	$535,661	$753,495
Operating lease obligations	16,989	785		1,581	2,407	12,216
Purchase obligations, primarily construction commitments	3,654	3,654		—	—	—
Other obligations	120,332	90,062	(1)	5,000	7,500	17,770

	$1,656,773	$168,505		$159,219	$545,568	$783,481

Commitments
Standby letters of credit	$4,130	$4,130		$—	$—	$—

(1)
This amount includes $87,563,000 of liabilities for SARs.

Stock Appreciation Rights

        On December 29, 2005, Michael Fascitelli, the Company's President, exercised 350,000 of his existing stock appreciation rights ("SARs") which were scheduled to expire in December 2006 and received $173.82 for each SAR exercised, representing the difference between the Company's stock price of $247.70 (the average of the high and low market price) on the date of exercise and the exercise price of $73.88. This exercise was consistent with the Company's tax planning.

        On January 10, 2006, the Omnibus Stock Plan Committee of the Board of Directors of the Company granted Mr. Fascitelli a SAR covering 350,000 shares of the Company's common stock. The exercise price of the SAR is $243.83 per share of common stock, which is the average of the high and low trading price of the Company's common stock on the date of grant. The SAR will become exercisable on July 10, 2006, provided Mr. Fascitelli is employed with the Company on such date, and will expire on March 14, 2007. Mr. Fascitelli's early exercise and the related tax consequences for the Company were factors in the Company's decision to make the new grant to him.

        As of January 31, 2006, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $141.80. Since the SARs agreements require that they be settled in cash, the Company would have had to pay $89,295,000 if the holders of these SARs had exercised their SARs on January 31, 2006. Any change in the Company's stock price from the closing price of $246.85 at January 31, 2006 would increase or decrease the amount the Company would have to pay upon exercise.

  Cash Flows

  Year Ended December 31, 2005

        Cash and cash equivalents were $578,406,000 at December 31, 2005, compared to $128,874,000 at December 31, 2004, an increase of $449,532,000.

        Net cash used in operating activities of $6,119,000 was primarily comprised of (i) adjustments for non-cash items of $116,244,000, partially offset by, (ii) net income of $82,241,000 and (iii) a net change in operating assets and liabilities of $27,884,000. The adjustments for non-cash items were primarily comprised of (i) a pre-tax net gain of $112,768,000 from the sale of residential condominiums at 731 Lexington Avenue, (ii) straight-lining of rental income of $29,298,000, partially offset by (iii) depreciation and amortization of $22,836,000, and (iv) minority interest of $2,250,000.

        Net cash provided by investing activities of $337,516,000 was primarily comprised of (i) net proceeds from the sale of residential condominiums at 731 Lexington Avenue of $455,012,000, partially offset by (ii) capital expenditures of $110,481,000 and (iii) real estate acquisitions of $7,121,000.

        Net cash provided by financing activities of $118,135,000 was primarily comprised of (i) proceeds from borrowing of $344,832,000, partially offset by (ii) repayments of borrowings of $217,895,000 and (iii) debt issuance costs of $9,517,000.

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

Funds from Operations ("FFO") for the Years Ended December 31, 2005 and 2004

        FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). NAREIT defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in the Company's Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

        FFO for the year ended December 31, 2005 was $102,037,000, or $20.09 per diluted share, compared to negative FFO of $18,014,000, or $3.60 per diluted share, for the year ended December 31, 2004, an increase of $120,051,000, or $23.69 per diluted share.

        FFO for the year ended December 31, 2005 includes (i) $60,943,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue, (ii) income of $2,088,000 from the settlement of claims against third parties for environmental remediation at Kings Plaza, partially offset by, (iii) $27,588,000 for an accrual of SARs compensation expense. These items, in the aggregate, increased FFO by $35,443,000, or $6.98 per diluted share.

        Negative FFO for the year ended December 31, 2004 includes (i) $76,789,000 for an accrual of SARs compensation expense, (ii) $3,050,000 for the write-off of the proportionate share of unamortized debt issuance costs in connection with the reduction of the principal amount of a construction loan, partially offset by, (iii) $3,862,000 for a net gain on sale of non-depreciable real estate. These items, in the aggregate, decreased FFO by $75,977,000, or $15.17 per diluted share.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2005	2004
Net income (loss)	$82,241	$(33,469)
Depreciation and amortization of real property	19,796	15,455

FFO (negative FFO)	$102,037	$(18,014)

FFO (negative FFO) per common share—diluted	$20.09	$(3.60)

Weighted average shares used in computing FFO per common share—diluted	5,080,171	5,008,222

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At December 31, 2005, the Company had $1,079,465,000 of fixed rate debt at a weighted average interest rate of 5.81%, as such the Company has no exposure to changes in interest rates for the remaining terms of its existing debt.

        The fair value of the Company's debt, estimated by discounting the future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $15,710,000 at December 31, 2005.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alexander's, Inc.
Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander's, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules included in the index at item 15(a) (2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 2006

ALEXANDER'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	594,574	466,593
Construction in progress	35,107	419,059

Total	699,136	955,107
Accumulated depreciation and amortization	(88,976)	(74,028)

Real estate, net	610,160	881,079
Cash and cash equivalents	578,406	128,874
Deposits on the sale of condominium units and restricted cash	2,764	66,930
Accounts receivable, net of allowance for doubtful accounts of $526 and $379	3,215	4,872
Receivable arising from the straight-lining of rents	100,037	70,739
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado Realty Trust ("Vornado") of $44,831 and $38,819)	72,600	68,148
Deferred debt issuance costs, net	20,849	15,027
Other assets	15,286	9,132

TOTAL ASSETS	$1,403,317	$1,244,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt (2004 includes $124,000 due to Vornado)	$1,079,465	$952,528
Amounts due to Vornado	34,324	49,225
Accounts payable and accrued expenses	44,867	37,706
Liability for stock appreciation rights	87,563	121,706
Other liabilities (including taxes payable of $37,955 in 2005)	53,524	65,268

TOTAL LIABILITIES	1,299,743	1,226,433

MINORITY INTEREST	2,250	—

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued and outstanding, 5,173,450 shares	5,173	5,173
Additional capital	26,343	25,685
Retained earnings (deficit)	70,639	(11,602)

	102,155	19,256
Treasury stock: 149,450 and 159,600 shares, at cost	(831)	(888)

TOTAL STOCKHOLDERS' EQUITY	101,324	18,368

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,403,317	$1,244,801

See notes to consolidated financial statements.

ALEXANDER'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
REVENUES
Property rentals	$132,949	$110,541	$56,785
Expense reimbursements	54,136	38,354	30,377

Total revenues	187,085	148,895	87,162

EXPENSES
Operating (including fees to Vornado of $2,451, $1,937 and $1,475, respectively)	64,872	47,615	37,984
General and administrative (including stock appreciation rights compensation expense of $27,588, $76,789 and $44,917, respectively, and management fees to Vornado of $2,160 in each year)	32,393	81,285	48,921
Depreciation and amortization	19,877	15,527	7,497

Total expenses	117,142	144,427	94,402

OPERATING INCOME (LOSS)	69,943	4,468	(7,240)
Interest and other income, net	14,769	1,571	1,983
Interest and debt expense (including interest to Vornado of $8,853, $14,554 and $15,746, respectively)	(62,678)	(40,320)	(13,691)
Write off of unamortized deferred debt expense	(736)	(3,050)	—

Income (loss) from continuing operations	21,298	(37,331)	(18,948)
Income from discontinued operations	—	—	1,206

Income (loss) before gain on sale of real estate and income taxes	21,298	(37,331)	(17,742)
Net gain on sale of condominiums in 2005 and other real estate in 2004	112,768	3,862	—
Income tax expense of taxable REIT subsidiary	(51,825)	—	—

NET INCOME (LOSS)	$82,241	$(33,469)	$(17,742)

Income (loss) per common share—Basic:
Income (loss) from continuing operations	$4.24	$(7.45)	$(3.79)
Income from discontinued operations	—	—	.26
Net gain on sale of condominiums in 2005 and other real estate in 2004, after income taxes	12.14	.77	—

Net income (loss) per common share	$16.38	$(6.68)	$(3.53)

Income (loss) per common share—Diluted:
Income (loss) from continuing operations	$4.19	$(7.45)	$(3.79)
Income from discontinued operations	—	—	.26
Net gain on sale of condominiums in 2005 and other real estate in 2004, after income taxes	12.00	.77	—

Net income (loss) per common share	$16.19	$(6.68)	$(3.53)

See notes to consolidated financial statements.

ALEXANDER'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Total Stockholders' Equity
Balance, January 1, 2003	$5,173	$24,843	$39,609	$(960)	$68,665
Net loss	—	—	(17,742)	—	(17,742)

Balance, December 31, 2003	5,173	24,843	21,867	(960)	50,923
Net loss	—	—	(33,469)	—	(33,469)
Common shares issued under share option plan	—	842	—	72	914

Balance, December 31, 2004	5,173	25,685	(11,602)	(888)	18,368
Net income	—	—	82,241	—	82,241
Common shares issued under share option plan	—	658	—	57	715

Balance, December 31, 2005	$5,173	$26,343	$70,639	$(831)	$101,324

ALEXANDER'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss):	$82,241	$(33,469)	$(17,742)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net gain on sale of condominiums in 2005 and other real estate in 2004	(112,768)	(3,862)	—
Straight-lining of rental income	(29,298)	(43,327)	(6,742)
Depreciation and amortization (including amortization of debt issuance costs)	22,836	18,818	11,310
Minority interest	2,250	—	—
Write-off of unamortized deferred debt expense	736	3,050	—
Change in operating assets and liabilities:
Accounts receivable, net	1,657	(1,771)	(593)
Amounts due to Vornado	8,628	9,977	14,012
Accounts payable and accrued expenses	7,840	5,564	(379)
Liability for stock appreciation rights	(34,143)	76,789	44,917
Income tax expense of taxable REIT subsidiary	37,955	—	—
Other liabilities	14,361	(210)	(34,931)
Other assets	(8,414)	(3,706)	(2,829)

Net cash (used in) provided by operating activities	(6,119)	27,853	7,023

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of condominiums in 2005 and other real estate in 2004	455,012	4,294	—
Additions to real estate	(110,481)	(146,232)	(215,158)
Real estate acquisitions	(7,121)	—	—
Cash restricted for operating liabilities	106	2,996	(3,446)

Net cash provided by (used in) investing activities	337,516	(138,942)	(218,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (including $5,000 from Vornado in 2003)	344,832	477,798	190,399
Repayments of borrowings	(217,895)	(256,755)	(2,721)
Debt issuance costs	(9,517)	(3,330)	—
Exercise of share options	715	914	—

Net cash provided by financing activities	118,135	218,627	187,678

Net increase (decrease) in cash and cash equivalents	449,532	107,538	(23,903)
Cash and cash equivalents at beginning of year	128,874	21,336	45,239

Cash and cash equivalents at end of year	$578,406	$128,874	$21,336

SUPPLEMENTAL INFORMATION
Cash payments for interest (of which $6,935, $25,087 and $37,516 have been capitalized)	$66,321	$60,968	$46,861

Cash payments for income taxes	$13,870	$—	$—

See notes to consolidated financial statements.

ALEXANDER'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        Alexander's, Inc. (the "Company" or "Alexander's") is a real estate investment trust ("REIT"), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. The Company conducts its activities through its manager, Vornado Realty Trust ("Vornado").

        Alexander's has six properties in the greater New York City metropolitan area consisting of:

        Operating properties

  (i)
  the 731 Lexington Avenue property, a 1.1 million square foot multi-use building located on Lexington Avenue and 59th Street in Manhattan, New York. 731 Lexington Avenue contains 885,000 net rentable square feet of office space and 174,000 net rentable square feet of retail space. 731 Lexington Avenue also contains approximately 248,000 net saleable square feet (which is not included in the 1.1 million square feet above) of residential space consisting of 105 condominium units (though a taxable REIT subsidiary ("TRS")).

    The Company has leased all of the office space of which 697,000 square feet is leased to Bloomberg L.P., and 176,000 square feet is leased to Citibank N.A. In addition, the Company has leased 169,000 square feet of retail space to, among others, The Home Depot, Hennes & Mauritz, The Container Store, Wachovia Bank and Bank of America. As of December 31, 2005, 100 of the 105 residential condominium units were sold and closed;

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

ALEXANDER'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        Real Estate—Real estate is carried at cost, net of accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the assets' estimated useful lives, which range from seven to 50 years. Betterments, significant renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that management believes such costs are recoverable through the value of the property.

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

        Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include deposits received on sales of condominium units at the Lexington Avenue property or cash restricted under financing arrangements. Such cash is reflected on the consolidated balance sheets as "Deposits on the sale of condominium units and restricted cash."

        Allowance for Doubtful Accounts—The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

        Deferred Charges—Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest and debt expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

        Fair Value of Financial Instruments—The fair value of the Company's debt, estimated by discounting the future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $15,710,000 at December 31, 2005.

        Revenue Recognition—The Company has the following revenue sources and revenue recognition policies:

  Base rent (revenue arising from tenant leases)—These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and free rent abatements under the leases.

ALEXANDER'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Percentage Rents (revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds)—These rents are recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that this contingent revenue is only to be recognized after the contingency has been removed (i.e., the sales threshold has been achieved).

  Expense Reimbursements (revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties)—This revenue is accrued in the same periods as the expenses are incurred.

  Condominium Sales (income arising from the sales of condominium units at the Lexington Avenue property)—Income on deposits received for sales of condominium units has been deferred in accordance with the deposit method of Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate. Gains on sales of condominium, units are recognized under the percentage of completion method.

        Income Taxes—The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, the Company's net operating loss carryovers ("NOLs") generally would be available to offset the amount of the Company's REIT taxable income that would otherwise be required to be distributed as dividends to its stockholders.

        At December 31, 2005 the Company has reported NOLs for federal tax purposes of approximately $31,739,000, expiring from 2007 to 2020. The Company also has investment and targeted jobs tax credits of approximately $2,755,000 expiring from 2008 to 2014.

        The following table reconciles net income (loss) to REIT taxable income for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
(Amounts in thousands)	2005	2004	2003
Net income (loss)	$82,241	$(33,469)	$(17,742)
Straight-line rent adjustments	(29,298)	(43,327)	(6,668)
Depreciation and amortization timing differences	345	1,480	2,859
Interest expense	3,622	(2,733)	(2,837)
Stock appreciation rights compensation expense	16,751	76,789	44,917
Interest income	8,336	17,684	10,439
Differences on gain of sale of assets	(60,943)	—	—
Other	(3,582)	(1,117)	(1,422)

Taxable income	17,472	15,307	29,546
NOL carry forward beginning balance	(49,211)	(64,518)	(94,064)

NOL carry forward ending balance	$(31,739)	$(49,211)	$(64,518)

        The net basis of the Company's assets and liabilities for tax purposes is approximately $28,000,000 lower than the amount reported for financial statement purposes.

        The Company has elected to treat its wholly owned subsidiary, 731 Residential LLC, as a taxable REIT subsidiary ("TRS"). The TRS is subject to income tax at regular corporate tax rates. The Company's NOLs will not be available to offset taxable income of TRS. As of December 31, 2005, 100 of the 105 residential condominium units were sold and closed. In connection therewith, TRS recognized $51,825,000 of income tax expense, of which $13,870,000 was paid in the year ended December 31, 2005. TRS paid no income taxes in 2004 or 2003. TRS deferred income taxes, where applicable, are accounted for in accordance with Statements of Financial Accounting Standards ("SFAS") 109, Accounting For Income Taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

        Income Per Share—Basic income per share is computed based on weighted average shares outstanding. Diluted income per share considers the effect of outstanding stock options.

        Stock Options—The Company accounts for stock-based compensation using the intrinsic value method. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's common stock on the grant date. Accordingly, no compensation expense has been recognized for the Company's stock options. Since the Company had no option grants in each of the past five years, there were no pro forma effects for stock based compensation.

        On December 16, 2004, the FASB issued SFAS 123: (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123, using the prospective method, and supersedes APB Opinion No. 25: Accounting for Stock Issued to Employees. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS 123R is effective as of the first interim or annual reporting period beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 123R will have a material effect on its consolidated financial statements.

        Stock Appreciation Rights—Stock Appreciation Rights ("SARs") are granted at 100% of the market price of the Company's common stock on the date of grant. Compensation expense for each SAR is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed, but not below zero.

        Other Recently Issued Accounting Literature—On December 16, 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 on its effective date did not have a material effect on consolidated financial statements.

        In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations. FIN 47 provides clarification of the term "conditional asset retirement obligation" as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective in the Company's fiscal quarter ended December 31, 2005. Upon review of its assets, the Company has concluded that no asset retirement obligation exists as of December 31, 2005. Accordingly, the adoption of FIN 47 on its effective date had no impact on the Company's consolidated financial statements.

        In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting for a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (i) a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) corrections of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated financial statements.

        In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 04-05, "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-05"). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The Company has elected to early adopt the provisions of EITF 04-05 and accordingly, has consolidated its investment in the Kings Plaza energy plant joint venture in the fourth quarter of 2005 (see note 5).

ALEXANDER'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RELATED PARTY TRANSACTIONS

        Vornado

        The Company is managed, and its properties are leased and developed, by Vornado pursuant to agreements with one-year terms, expiring in March of each year, which are automatically renewable.

Management and Development Agreements

        The annual fee payable to Vornado for management of the Company is equal to the sum of $3,000,000 and 3% of gross income from the Kings Plaza Regional Shopping Center.

        In addition, Vornado is entitled to a development fee equal to 6% of development costs, as defined, with a minimum guaranteed fee of $750,000 per annum.

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

731 Lexington Avenue Fees

        On July 6, 2005, the Company completed a $320,000,000 mortgage financing of the retail space. In connection therewith, the Company repaid the remaining balance of the construction loan and the $124,000,000 loan to Vornado. In addition, the Company paid Vornado the unpaid balance of the development fee of $20,624,000 and $6,300,000 for the Completion Guarantee Fee.

        On May 27, 2004, Alexander's entered into an agreement with Vornado under which it provides property management services at 731 Lexington Avenue for an annual fee of $0.50 per square foot of the tenant-occupied office and retail space. The Company entered into an agreement with Building Maintenance Services ("BMS"), a wholly-owned subsidiary of Vornado, to supervise the cleaning, engineering and security at the 731 Lexington Avenue property for an annual fee of the cost for such services plus 6%. In addition, in October 2004, the Company entered into an agreement with BMS to provide the same services at the Kings Plaza Regional Shopping Center. These agreements were negotiated and approved on behalf of the Company by a committee of directors of the Company unaffiliated with Vornado.

        The following table shows the amounts incurred under the management, leasing and development agreements.

	Years Ended December 31,
(Amounts in thousands)	2005	2004	2003
Company management fees	$3,000	$3,000	$3,000
Development fee, guarantee fee and rent for development office	4,431	5,955	10,292
Leasing fees	11,671	12,156	17,919
Property management fees and payments for cleaning, engineering and security services	4,776	2,481	887

	$23,878	$23,592	$32,098

        At December 31, 2005, the Company owed Vornado $32,804,000 for leasing fees, and $1,520,000 for management, property management and cleaning fees.

        Other

        In the years ended December 31, 2005, 2004 and 2003, Winston & Strawn LLP, a law firm in which Neil Underberg, a director of the Company, is of counsel, performed legal services for the Company for which it was paid $368,000, $323,000 and $100,000, respectively.

4. DEBT

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

        On February 13, 2004, the 731 Lexington Avenue Construction Loan was modified so that the remaining availability was $237,000,000, which was approximately the amount estimated to complete the 731 Lexington Avenue project at the closing date (not including the development and guarantee fees to Vornado). The interest rate on the Construction Loan of LIBOR plus 2.5% and the maturity date of January 2006, with two one-year extensions, were not changed. The collateral for the Construction Loan was the same except that the office space had been removed from the lien. Further, the Construction Loan permitted the release of the retail space for a payment of $15 million and required all proceeds from the sale of the residential condominium units to be applied to the Construction Loan balance until it was finally repaid. In connection with reducing the principal amount of the Construction Loan, the Company wrote-off $3,050,000, representing the proportionate share of unamortized deferred debt expense, in the first quarter of 2004, which is included in the Company's Consolidated Statement of Operations for the year ended December 31, 2005.

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

        The following is a summary of the Company's outstanding debt, all of which have fixed interest rates.

			Balance at December 31,
		Interest Rate at December 31, 2005
(Amounts in thousands)	Maturity		2005	2004
First mortgage, secured by the office space at the 731
Lexington Avenue property	Feb. 2014	5.33%	$400,000	$400,000
First mortgage, secured by the retail space at the 731
Lexington Avenue property(1)	Jul. 2015	4.93%	320,000	—
First mortgage, secured by the Kings Plaza Regional
Shopping Center	Jun. 2011	7.46%	210,539	213,699
First mortgage, secured by the Rego Park I Shopping
Center	Jun. 2009	7.25%	80,926	81,661
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
Term loan and line of credit to Vornado	N/A	N/A	—	124,000
Construction loan, secured by the retail and
residential space at the Lexington Avenue property	N/A	N/A	—	65,168

			$1,079,465	$952,528

(1)
In the event of a substantial casualty, up to $75,000,000 of this loan may become recourse.

        At December 31, 2005, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2006	$10,966
2007	14,088
2008	14,850
2009	93,304
2010	15,842
Thereafter	930,415

        All of the Company's debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $599,863,000 at December 31, 2005.

        The Company's existing financing documents contain restrictive covenants which limit the ability to incur indebtedness, make prepayments of indebtedness, pay dividends, make investments, engage in transactions with affiliates, issue or sell capital stock of subsidiaries, create liens, sell assets, acquire or transfer property and engage in mergers and acquisitions.

5. MINORITY INTEREST

        Prior to April 15, 2005, the Company owned and operated an energy plant that generates electrical power at its Kings Plaza Regional Shopping Center. On April 15, 2005, the Company contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash to a joint venture for a 25% interest. The joint venture plans to rebuild the plant at a total cost of approximately $18,000,000. Pursuant to the provisions of EITF 04-05, the Company is presumed to have "control" over the joint venture and accordingly, has consolidated its investment in the joint venture in the fourth quarter of 2005. As a result, the Company has a minority interest liability of $2,250,000 at December 31, 2005, representing the limited partner's investment in the joint venture.

6. DISCONTINUED OPERATIONS

        Income from discontinued operations of $1,206,000 for the year ended December 31, 2003 represents the reversal of previously accrued contingent liabilities.

7. NET GAIN ON SALE OF CONDOMINIUMS AND OTHER REAL ESTATE

731 Lexington Avenue

        As of December 31, 2005, 100 of the 105 residential condominium units were sold and closed, which resulted in an after-tax net gain of $62,851,000, of which $60,943,000 was recognized in the year ended December 31, 2005, under the percentage of completion method.

Other

        On August 12, 2004, the Company sold 1.29 acres of land in White Plains, New York for $4,500,000, resulting in a net gain on sale of $3,862,000. The Company paid a commission of $135,000 to Vornado, which was included in the expenses relating to the sale.

8. LEASES

As Lessor

        The Company leases space to tenants in retail centers and an office building. The rental terms range from approximately 5 to 25 years. The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs. Retail leases also provide for the payment by the lessee of additional rents based on a percentage of their sales.

        Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2006	$108,394
2007	106,388
2008	109,005
2009	104,949
2010	104,142
Thereafter	1,459,186

        These future minimum amounts do not include additional rents based on a percentage of tenants' sales. For the years ended December 31, 2005, 2004 and 2003, these rents were $804,000, $911,000 and $945,000, respectively.

        Bloomberg L.P. accounted for 34%, and 36% of the Company's consolidated revenues for the year ended December 31, 2005 and 2004, respectively. Sears accounted for 11% and 18% of the Company's consolidated revenues in 2004 and 2003, respectively. No other tenant accounted for more than 10% of revenues in any of the last three years.

As Lessee

        The Company is a tenant under long-term leases that range from approximately 13 to 22 years. Future minimum lease payments under these operating leases are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2006	$785
2007	785
2008	795
2009	802
2010	802
Thereafter	13,018

        Rent expense was $662,000, $416,000 and $416,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

9. COMMITMENTS AND CONTINGENCIES

        Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding other than routine litigation incidental to their businesses. The Company believes that these legal actions will not be material to the Company's financial condition or results of operations.

Insurance

        The Company carries comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) "acts of terrorism" as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007, and (v) rental loss insurance) with respect to its assets.

        On June 30, 2005, the Company renewed its annual all risk policy with limits of (i) $960,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for its 731 Lexington Avenue property, and (ii) $510,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for the remaining properties. To the extent that the Company incurs losses in excess of its insurance coverage, these losses would be borne by the Company and could be material.

        The Company's debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to Alexander's), contain customary covenants requiring us to maintain insurance. Although the Company believes that it has adequate insurance coverage under these agreements, it may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than the Company is able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect the Company's ability to finance and/or refinance its properties and expand its portfolio.

Environmental Remediation

        In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the "Phase II Study") to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. The Company has delineated the contamination and has developed a remediation approach, which is ongoing. The New York State Department of Environmental Conservation ("NYSDEC") has approved a portion of the remediation approach. The Company accrued $2,675,000 in previous years, of which $2,612,000 has been paid as of December 31, 2005, for its estimated obligation with respect to the cleanup of the site, and which includes costs of (i) remedial investigation, (ii) feasibility studies, (iii) remedial design, (iv) remedial action and (v) professional fees. If NYSDEC insists on a more extensive remediation approach, the Company could incur additional obligations.

        The Company has concluded that most of the contamination at the site is historic and the result of past activities of third parties. In connection with the pursuit of claims against third parties, on January 31, 2005 and November 14, 2005, the Company received settlements from such parties of $337,500 and $1,750,000, respectively, which are included in "Interest and Other Income on the Company's" consolidated statements of operations for the year ended December 31, 2005.

Flushing Property

        In the fourth quarter of 2003, the Company recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that had agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, the Company received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against the Company in the Supreme Court of the State of New York alleging the Company failed to honor the terms and conditions of the agreement. The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs. The Company, after consulting with its legal counsel, does not believe the party is entitled to either specific performance or a return of the deposit and is defending the action.

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

        The Company's plan for the entire square block parcel is a mixed-use, development containing approximately 600,000 square feet of retail space on four levels, a parking deck of approximately 1,400 spaces and may also include up to 450 apartment units in two towers. On September 20, 2005, the Company received governmental approvals for this project. The Company has entered into a lease with Century 21 for 134,000 square feet of retail space at this project.

        While the current plans for the one-quarter square block parcel are very preliminary, we anticipate it may include up to 80,000 square feet of retail space.

        There can be no assurance that these projects will commence, be completed, completed on time or completed for the budgeted amount.

Kings Plaza

        The Company plans to construct a freestanding building adjacent to the Mall containing approximately 120,000 square feet, which has been leased to Lowe's Home Improvement Warehouse ("Lowe's"). This lease is expected to commence in 2007. The cost of this project will be approximately $11.5 million, which is net of a tenant reimbursement of $16.5 million. This cost includes construction of structured elements, which will support a second and third level. There can be no assurance that this project will commence, be completed, completed on time or completed for the budgeted amount.

        Prior to April 15, 2005, the Company owned and operated an energy plant that generates electrical power at its Kings Plaza Regional Shopping Center. On April 15, 2005, the Company contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash to a joint venture for a 25% interest. Pursuant to the provisions of EITF 04-05, the Company is presumed to have "control" over the joint venture and accordingly, has consolidated its investment in this joint venture in the fourth quarter of 2005. The joint venture plans to rebuild the plant at a total cost of approximately $18,000,000. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Letters of Credit

        Approximately $4,130,000 of standby letters of credit were issued and outstanding as of December 31, 2005.

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

        At December 31, 2005, 81,850 options were outstanding and exercisable with a remaining contractual life of 3.2 years and a weighted-average exercise price of $70.38. There were 10,150, 13,000 and 0 options exercised in 2005, 2004 and 2003, respectively. There were no option grants in 2005. At December 31, 2005, there were 1,745,000 shares available for future grant under the Plan.

        On December 29, 2005, Michael Fascitelli, the Company's President, exercised 350,000 of his existing stock appreciation rights ("SARs") which were scheduled to expire in December 2006 and received $173.82 for each SAR exercised, representing the difference between the Company's stock price of $247.70 (the average of the high and low market price) on the date of exercise and the exercise price of $73.88. This exercise was consistent with the Company's tax planning.

        On January 10, 2006, the Omnibus Stock Plan Committee of the Board of Directors of the Company granted Mr. Fascitelli a SAR covering 350,000 shares of the Company's common stock. The exercise price of the SAR is $243.83 per share of common stock, which is the average of the high and low trading price of the Company's common stock on the date of grant. The SAR will become exercisable on July 10, 2006, provided Mr. Fascitelli is employed with the Company on such date, and will expire on March 14, 2007. Mr. Fascitelli's early exercise and the related tax consequences for the Company were factors in the Company's decision to make the new grant to him.

        As of January 31, 2006, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $141.80. Since the SARs agreements require that they be settled in cash, the Company would have had to pay $89,295,000 if the holders of these SARs had exercised their SARs on January 31, 2006. Any change in the Company's stock price from the closing price of $246.85 at January 31, 2006 would increase or decrease the amount the Company would have to pay upon exercise.

11. EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted income (loss) per share.

(Amounts in thousands, except share and per share amounts)	For the Year Ended December 31,
	2005	2004	2003
Numerator:
Income (loss) from continuing operations	$21,298	$(37,331)	$(18,948)
Income from discontinued operations	—	—	1,206
Net gain on sale of condominiums in 2005 and other real estate in 2004, after income taxes	60,943	3,862	—

Net income (loss) applicable to common shares—Basic and Diluted	$82,241	$(33,469)	$(17,742)

Weighted average shares outstanding—Basic	5,021,350	5,008,222	5,000,850
Effect of stock options	58,821	—	—

Weighted average shares outstanding—Diluted	5,080,171	5,008,222	5,000,850

Income (loss) per common share—Basic:
Income (loss) from continuing operations	$4.24	$(7.45)	$(3.79)
Income from discontinued operations	—	—	.26
Net gain on sale of condominiums in 2005 and other real estate in 2004, after income taxes	12.14	.77	—

Net income (loss) per common share	$16.38	$(6.68)	$(3.53)

Income (loss) per common share—Diluted:
Income (loss) from continuing operations	$4.19	$(7.45)	$(3.79)
Income from discontinued operations	—	—	.26
Net gain on sale of condominiums in 2005 and other real estate in 2004, after income taxes	12.00	.77	—

Net income (loss) per common share	$16.19	$(6.68)	$(3.53)

        Options to purchase 92,000 and 105,000 shares of the Company's common stock were not included in the calculations of loss per share in the years ended December 31, 2004 and 2003, respectively, as they were anti-dilutive.

12. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

			Income (Loss) Per Common Share(1)
		Net Income (Loss) Applicable to Common Shares
(Amounts in thousands, except per share amounts)	Revenue		Basic	Diluted
2005
December 31	$50,286	$40,313	$8.02	$7.93
September 30	47,388	(6,754)	(1.34)	(1.34)
June 30	45,735	17,464	3.48	3.44
March 31	43,676	31,218	6.22	6.15
2004
December 31	$41,496	$(1,307)	$(0.26)	$(0.26)
September 30	38,835	(11,693)	(2.33)	(2.33)
June 30	34,799	2,523	0.50	0.50
March 31	33,765	(22,992)	(4.60)	(4.60)
2003
December 31	$27,381	$(4,590)	$(0.92)	$(0.92)
September 30	19,902	(13,560)	(2.71)	(2.71)
June 30	20,156	(4,396)	(0.88)	(0.88)
March 31	19,723	4,804	0.96	0.96

(1)
The total for the year may differ from the sum of the quarters as a result of weighting.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)   Disclosure Controls and Procedures—The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

        As of December 31, 2005, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2005 is effective.

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

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 53 which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

ITEM 9B.    OTHER INFORMATION

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alexander's, Inc.
Paramus, New Jersey

        We have audited management's assessment, included within this December 31, 2005 Form 10-K of Alexander's, Inc. at Item 9A under the heading "Management's Report on Internal Control Over Financial Reporting," that Alexander's, Inc., together with its consolidated subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the related financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 27, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

  /s/ DELOITTE & TOUCHE LLP

  Parsippany, New Jersey
  February 27, 2006

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors of the Company will be contained in a definitive Proxy Statement involving the election of directors and pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The Company will file the Proxy Statement with the Securities and Exchange Commission not later than 120 days after December 31, 2005. Such information is incorporated by reference herein. For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

        The Company has a code of business conduct and ethics that applies to each of its Chief Executive Officer and Executive Vice President and Chief Financial Officer, among others. The code is posted on the Company's website at www.Alx-Inc.com. The Company intends to satisfy its disclosure obligation regarding amendments and waivers of this code applicable to its Chief Executive Office and Executive Vice President and Chief Financial Officer by posting such information on its website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant." Such information is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                     RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain beneficial owners and management and related stockholder matters, except as set forth below, will be contained in the Proxy Statement referred to in "Item 10. Directors and Executive Officers of this Registrant" of this Annual Report on Form 10-K. Such information is incorporated by reference herein.

        A summary of the Company's equity compensation plans follows.

Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	81,850	$70.38	895,000(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	81,850	$70.38	895,000(1)

(1)
Excludes 850,000 SARs outstanding as of January 31, 2006, which upon exercise, will increase the number of securities available for future grant under the equity compensation plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant." Such information is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services will be contained in the Proxy Statement referred to in "Item 10. Directors and Executive Officers of the Registrant" of the Annual Report on Form 10-K. Such information is incorporated by reference herein.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this Annual Report on Form 10-K

1.
The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2.
The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this Annual Report on Form 10-K
Schedule II—Valuation and Qualifying Accounts—years ended December 31, 2005, 2004 and 2003	57
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2005	58

    All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

  3.
  The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.
21	—	Subsidiaries of Registrant
23	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer
31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer
32.1	—	Section 1350 Certification of the Chief Executive Officer
32.2	—	Section 1350 Certification of the Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER'S, INC.
By:	/s/ JOSEPH MACNOW Joseph Macnow Executive Vice President and Chief Financial Officer
Date: February 27, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN ROTH Steven Roth	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2006
/s/ MICHAEL D. FASCITELLI Michael D. Fascitelli	President and Director	February 27, 2006
/s/ JOSEPH MACNOW Joseph Macnow	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2006
/s/ THOMAS R. DIBENEDETTO Thomas R. DiBenedetto	Director	February 27, 2006
/s/ DAVID MANDELBAUM David Mandelbaum	Director	February 27, 2006
/s/ STEPHEN MANN Stephen Mann	Chief Operating Officer and Director	February 27, 2006
/s/ ARTHUR I. SONNENBLICK Arthur I. Sonnenblick	Director	February 27, 2006
/s/ NEIL UNDERBERG Neil Underberg	Director	February 27, 2006
/s/ RICHARD R. WEST Richard R. West	Director	February 27, 2006
/s/ RUSSELL B. WIGHT, JR. Russell B. Wight, Jr.	Director	February 27, 2006

ALEXANDER'S, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)	Column B	Column C	Column D	Column E
	Balance at Beginning of Year	Additions: Charged Against Operations	Deductions: Uncollectible Accounts Written Off	Balance at End of Year
Column A — Description
Allowance for doubtful accounts:
Year Ended December 31, 2005	$379	$208	$61	$526

Year Ended December 31, 2004	$55	$384	$60	$379

Year Ended December 31, 2003	$96	$112	$153	$55

ALEXANDER'S, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E				Column F	Column G	Column H	Column I

		Initial Cost to Company(1)			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building, Leaseholds and Leasehold Improvements	Cost Capitalized Subsequent to Acquisition(2)	Land	Buildings, Leasehold and Leaseholds Improvements	Construction In Progress	Total(2)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired(1)	Life on Which Depreciation in Latest Income Statement is Computed
Commercial Property:
New York, NY
Rego Park I	$80,926	$1,647	$8,953	$57,641	$1,647	$66,594	$—	$68,241	$23,856	1959	1992	15-39 years
Rego Park II	—	3,906	1,467	4,230	3,906	1,566	4,131	9,603	1,492	1965	1992	38-39 years
Flushing	—	—	1,660	2,277	—	3,213	724	3,937	1,918	1975(3)	1992	26 years
Lexington Ave.	720,000	14,432	12,355	441,766	27,498	415,775	25,280	468,553	17,816	2003	1992	5-39 years
Kings Plaza Regional Shopping Center	210,539	497	9,542	125,036	24,483	105,620	4,972	135,075	42,088	1970	1992	7-50 years
Paramus, NJ	68,000	1,441	—	10,313	11,754	—	—	11,754	—	—	1992	—
Other properties	—	167	1,804	2	167	1,806	—	1,973	1,806	Various	1992	7-25 years

TOTAL	$1,079,465	$22,090	$35,781	$641,265	$69,455	$594,574	$35,107	$699,136	$88,976

(1)
Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations) unless acquired subsequent to that date. See Column H.

(2)
The net basis of the Company's assets and liabilities for tax purposes is approximately $44,000,000 higher than the amount reported for financial statement purposes.

(3)
This date represents the lease acquisition date.

ALEXANDER'S, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

	December 31,
	2005	2004	2003
REAL ESTATE:
Balance at beginning of period	$955,107	$826,546	$600,661
Additions during the period:
Land	—	181	1,160
Buildings, leaseholds and leasehold improvements	127,981	95,240	194,772
Construction in progress	(383,952)	33,140	30,385

	699,136	955,107	826,978
Assets sold	—	—	(432)

Balance at end of period	$699,136	$955,107	$826,546

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$74,028	$62,744	$57,686
Additions charged to operating expenses	14,948	11,284	5,058

	88,976	74,028	62,744
Assets sold	—	—	—

Balance at end of period	$88,976	$74,028	$62,744

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant's Registration Statement on Form S-3 filed on September 20, 1995	*
3.2	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*
10.1
	Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.2
	Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(2) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.3
	Amended and Restated Credit Agreement dated July 3, 2002 between 59th Street Corporation and Vornado Lending, LLC (evidencing $40,000,000 of debt on which 59th Street Corporation became the direct borrower). Incorporated herein by reference from Exhibit 10(i)(B)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.4
	Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending LLC evidencing a $20,000,000 loan. Incorporated herein by reference from Exhibit 10(i)(B)(2) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.5
	Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending LLC evidencing a $50,000,000 line of credit facility. Incorporated herein by reference from Exhibit 10(i)(B)(3) to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.	*
10.6
	Credit Agreement, dated July 3, 2002, between Alexander's Inc. and Vornado Lending LLC evidencing a $35,000,000 loan. Incorporated herein by reference from Exhibit 10(i)(B)(4) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.7
	Building Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.8
	Project Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*

*
Incorporated by reference

Exhibit No.

10.9
	Supplemental Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(2) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.10
	Consolidated, Amended and Restated Building Loan Mortgage, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(3) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.11
	Consolidated, Amended and Restated Building Loan Note, dated as of July 3, 2002 by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(4) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.12
	Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C) (5) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.13
	Guaranty of Carry Obligations, dated as of July 3, 2002, executed by Alexander's, Inc. for the benefit of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i) (C)(6) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.14
	Environmental Indemnity Agreement, dated as of July 3, 2002, executed by Alexander's, Inc., 731 Residential LLC and 731 Commercial LLC in favor of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(7) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.15
	Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., 731 Commercial LLC, 731 Residential LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(C)(8) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.16
	First Omnibus Amendment to Loan Documents, dated March 5, 2003, among 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Hypo Real Estate Capital Corporation, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.17
	Second Omnibus Amendment to Loan Documents, dated February 13, 2004, among 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Hypo Real Estate Capital Corporation, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*

*
Incorporated by reference

Exhibit No.
10.18
	First Amendment to Building Loan Agreement, dated March 5, 2003, between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Hypo Real Estate Capital Corporation, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.19
	Second Amendment to Building Loan Agreement, dated February 13, 2004, between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Hypo Real Estate Capital Corporation, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.20
	Loan and Security Agreement, dated as of February 13, 2004, between 731 Office One LLC, as Borrower and German American Capital Corporation, as Lender. Incorporated herein by reference from Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.21
	Amended, Restated and Consolidated Mortgage, Security Agreement, Financing Statement and Assignment of Leases, Rent and Security Deposits by and between 731 Office One LLC as Borrower and German American Capital Corporation as Lender, dated as of February 13, 2004. Incorporated herein by reference from Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.22
	Amended, Restated and Consolidated Note, dated as of February 13, 2004, by 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.23
	Assignment of Leases, Rents and Security Deposits from 731 Office One LLC to German American Capital Corporation, dated as of February 13, 2004. Incorporated herein by reference from Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.24
	Account and Control Agreement, dated as of February 13, 2004, by and among German American Capital Corporation as Lender, and 731 Office One LLC as Borrower, and JP Morgan Chase as Cash Management Bank. Incorporated herein by reference from Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.25
	Manager's Consent and Subordination of Management Agreement dated February 13, 2004 by 731 Office One LLC and Alexander's Management LLC and German American Capital Corporation. Incorporated herein by reference from Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.26
	Note Exchange Agreement dated as of February 13, 2004 by and between 731 Office One LLC and German American Capital Corporation. Incorporated herein by reference from Exhibit 10.26 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.27
	Promissory Note A-1 dated as of February 13, 2004 and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*

*
Incorporated by reference

Exhibit No.
10.28
	Promissory Note A-2 dated as of February 13, 2004 and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.29
	Promissory Note A-3 dated as of February 13, 2004 and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.30
	Promissory Note A-4 dated as of February 13, 2004, and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.31
	Promissory Note A-X dated as of February 13, 2004, and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.32
	Promissory Note B dated as of February 13, 2004, and 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.33
	Guaranty of Recourse Obligations dated as of February 13, 2004, by Alexander's, Inc. to and for the benefit of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.34
	Environmental Indemnity dated as of February 13, 2004, by Alexander's, Inc. and 731 Office One LLC for the benefit of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.34 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003	*
10.35
	Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12, 1999, between The Chase Manhattan Bank, as mortgagee, and Alexander's Rego Shopping Center Inc., as mortgagor. Incorporated herein by reference from Exhibit 10(i)(E) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*
10.36
	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant's Annual Report on Form 10-K for the fiscal year ended July 25, 1992	*
10.37
	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant's Annual Report Form 10-K for the year ended December 31, 1994	*
10.38
	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander's, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*

*
Incorporated by reference

Exhibit No.
10.39
	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated herein by reference from Exhibit 10(i)(E)(4) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.40
	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.41
	59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(2) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.42
	Kings Plaza Management Agreement, dated as of May 31, 2001, by and between Alexander's Kings Plaza LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(3) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	*
10.43
	Agreement of Lease for Rego Park, Queens, New York, between Alexander's, Inc. and Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994	*
10.44
	Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit (ii)(E)(7) to the registrant's Annual Report on Form 10-K for the fiscal year ended July 25, 1992	*
10.45
	First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994	*
10.46
	Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third Avenue Acquisition Associates. Incorporated by reference from Exhibit 10(ii)(F) to the registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993	*
10.47
	Agreement of Lease for Rego Park, Queens, New York, between the Company and Marshalls of Richfield, MN, Inc., dated as of March 1, 1995. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the registrant s Annual Report on Form 10-K for the year ended December 31, 1994	*
10.48
	Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994	*
10.49
	Employment Agreement, dated February 9, 1995, between the Company and Stephen Mann. Incorporated herein by reference from Exhibit 10(iii)(B) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994	*
10.50	Registrant's Omnibus Stock Plan, as amended, dated May 28, 1997. Incorporated herein by reference from Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997	*

*
Incorporated by reference

Exhibit No.

10.51
	Amended and Restated Consolidated Mortgage and Security Agreement dated as of May 31, 2001 among Alexander's Kings Plaza LLC as mortgagor, Alexander's of King LLC as mortgagor and Kings Parking LLC as mortgagor, collectively borrower, to Morgan Guaranty Trust Company of New York, as mortgagee. Incorporated herein by reference from Exhibit 10(v) A1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001	*
10.52
	Amended, Restated and Consolidated Promissory Note, dated as of May 31, 2001 by and between Alexander's Kings Plaza LLC, Alexander's of Kings LLC, and Kings Parking LLC collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001	*
10.53
	Cash Management Agreement dated as of May 31, 2001 by and between Alexander's Kings Plaza LLC, Alexander's of Kings LLC, and Kings Parking LLC collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001	*
10.54
	Note modification and Severance Agreement dated as of November 26, 2001, between Alexander's Kings Plaza LLC, Alexander's of Kings LLC, and Kings Parking LLC collectively borrower and JP Morgan Chase Bank of New York, lender. Incorporated herein by reference from Exhibit 10(v)(A)(4) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001	*
10.55
	Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001	*
10.56
	First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v)(B)(2) to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002	*
10.57
	Loan Agreement dated as of October 2, 2001 by and between ALX of Paramus LLC as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(1) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001	*
10.58
	Mortgage, Security Agreement and Fixture Financing Statement dated as of October 2, 2001 by and between ALX of Paramus LLC as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(2) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001	*
10.59
	Environmental undertaking letter dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(3) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001	*
10.60
	Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as Landlord, and IKEA Property, Inc. as Tenant. Incorporated herein by reference from Exhibit 10(v)(C)(4) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001	*

*
Incorporated by reference

Exhibit No.
10.61
	Form of Stock Option Agreement between the Company and certain employees — Incorporated herein by reference from Exhibit 10.61 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	*
10.62
	Form of Restricted Stock Option Agreement between the Company and certain employees — Incorporated herein by reference from Exhibit 10.62 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	*
10.63
	Stock Appreciation Right Agreement dated as of January 10, 2006, between Michael D. Fascitelli and Alexander's Inc. — Incorporated herein by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K for January 10, 2006	*
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

*
Incorporated by reference

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ALEXANDER'S, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share and per share amounts)
ALEXANDER'S, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share amounts)
ALEXANDER'S, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Amounts in thousands)
ALEXANDER'S, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
ALEXANDER'S, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALEXANDER'S, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ALEXANDER'S, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ALEXANDER'S, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
PART IV
SIGNATURES
ALEXANDER'S, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
ALEXANDER'S, INC. AND SUBSIDIARIES SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2005 (Amounts in thousands)
ALEXANDER'S, INC. AND SUBSIDIARIES SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Amounts in thousands)
EXHIBIT INDEX