Form 10-Q
period 2006-03-31
ALEXANDERS INC
filed 2006-05-01
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	001-6064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

[X] Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

[  ] Large Accelerated Filer                 [X] Accelerated Filer           [  ] Non-Accelerated Filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] Yes    [X] No

As of April 14, 2006, there were 5,025,000 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ALEXANDER’S, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	599,886	594,574
Construction in progress	32,153	35,107
Total	701,494	699,136
Accumulated depreciation and amortization	(92,977)	(88,976)
Real estate, net	608,517	610,160

Cash and cash equivalents	577,733	578,406
Restricted cash	9,814	2,764
Accounts receivable, net of allowance for doubtful accounts of $462 and $526, respectively	5,322	3,215
Receivable arising from the straight-lining of rents	104,195	100,037
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $44,155 and $44,831, respectively)	71,602	72,600
Deferred debt issuance costs, net	20,187	20,849
Other assets	8,444	15,286
TOTAL ASSETS	$1,405,814	$1,403,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,078,371	$1,079,465
Accounts payable and accrued expenses	45,697	44,867
Liability for stock appreciation rights	125,124	87,563
Amounts due to Vornado	34,139	34,324
Other liabilities (including taxes payable of $31,857 and $37,955)	37,696	53,524
TOTAL LIABILITIES	1,321,027	1,299,743

MINORITY INTEREST	2,250	2,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	--	--
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, and outstanding, 5,173,450 shares	5,173	5,173
Additional capital	26,408	26,343
Retained earnings	51,782	70,639
	83,363	102,155
Treasury shares: 148,450 and 149,450 shares, at cost	(826)	(831)
TOTAL STOCKHOLDERS’ EQUITY	82,537	101,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,405,814	$1,403,317

See notes to consolidated financial statements.

ALEXANDER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
REVENUES
Property rentals	$33,832	$31,673
Expense reimbursements	14,544	12,003
Total revenues	48,376	43,676

EXPENSES
Operating (including fees to Vornado of $566 and $468, respectively)	17,233	13,834
General and administrative (including stock appreciation rights compensation expense of $37,561 and $22,525, respectively, and management fees to Vornado of $540 in each period)	38,841	23,628
Depreciation and amortization	5,293	4,649
Total expenses	61,367	42,111

OPERATING (LOSS) INCOME	(12,991)	1,565

Interest and other income, net	6,178	981
Interest and debt expense (including interest to Vornado of $3,467 in 2005)	(17,052)	(11,303)
Loss from continuing operations	(23,865)	(8,757)
Net gain on sale of condominiums	9,268	74,667
Income tax expense of taxable REIT subsidiary	(4,260)	(34,692)
NET (LOSS) INCOME	$(18,857)	$31,218

(Loss) income per common share – Basic:
Loss from continuing operations	$(4.75)	$(1.75)
Net gain on sale of condominiums, net of income taxes	1.00	7.97
Net (loss) income per common share	$(3.75)	$6.22

(Loss) income per common share – Diluted:
Loss from continuing operations	$(4.75)	$(1.73)
Net gain on sale of condominiums, net of income taxes	1.00	7.88
Net (loss) income per common share	$(3.75)	$6.15

See notes to consolidated financial statements.

ALEXANDER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2006	2005
Net (loss) income	$(18,857)	$31,218
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net gain on sale of condominiums	(9,268)	(74,667)
Depreciation and amortization (including amortization of debt issuance costs)	5,954	5,453
Straight-lining of rental income	(4,158)	(6,157)
Change in operating assets and liabilities:
Accounts receivable, net	(2,107)	(1,240)
Other assets	(572)	(7,504)
Amounts due to Vornado	(185)	8,219
Accounts payable and accrued expenses	7,968	274
Liability for stock appreciation rights	37,561	22,525
Income tax expense of taxable REIT subsidiary	(6,098)	34,692
Other liabilities	3,803	(8)
Net cash provided by operating activities	14,041	12,805

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of condominiums	10,601	63,045
Real estate acquisitions	--	(750)
Additions to real estate	(17,241)	(19,067)
Restricted cash	(7,050)	(3,031)
Net cash (used in) provided by investing activities	(13,690)	40,197

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	--	19,780
Repayments of borrowings	(1,094)	(1,021)
Exercise of share options	70	430
Net cash (used in) provided by financing activities	(1,024)	19,189

Net (decrease) increase in cash and cash equivalents	(673)	72,191
Cash and cash equivalents at beginning of period	578,406	128,874
Cash and cash equivalents at end of period	$577,733	$201,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $5,700 has been capitalized in 2005)	$16,427	$16,074
Cash payments for income taxes	$10,358	$--

See notes to consolidated financial statements.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Organization

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” or “Company” refer to Alexander’s, Inc. and its wholly owned subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”), our manager.

2.              Basis of Presentation

The consolidated balance sheet as of March 31, 2006, and the consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements include our accounts and that of our wholly owned subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

We currently operate in one business segment.

3.              Recently Issued Accounting Literature

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123R”). SFAS 123R replaces SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R on a modified prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting for a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (i) a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) corrections of errors in previously issued financial statements should be termed a “restatement.”  SFAS 154 became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on its effective date did not have a material impact on our consolidated financial statements.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.              Recently Issued Accounting Literature - continued

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS 155 on January 1, 2007, will have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be adjusted to the fair value at the end of each reporting period. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS 156 on January 1, 2007, will have a material impact on our consolidated financial statements.

4.              Relationship with Vornado

Vornado owned approximately 33.0% of our outstanding common stock as of March 31, 2006. Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At March 31, 2006, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.6% of our outstanding common stock, in addition to the common stock owned directly by Vornado, and 9.1% of the outstanding common shares of beneficial interest of Vornado.

We are managed by, and our properties are leased and developed by Vornado, pursuant to agreements with one-year terms, expiring in March of each year, which are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $214,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event of the sale of an asset, the fee is 3% of the gross proceeds, as defined. Such amounts are payable annually in an amount not to exceed $2,500,000, until the present value of such installments, calculated at a discount rate of 9% per annum, equals the amount that would have been paid had they been paid at the time the transactions which gave rise to the commissions occurred. Pursuant to the leasing agreement, in the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.              Relationship with Vornado - continued

Other Agreements

We have also entered into agreements with Building Management Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

At March 31, 2006, we owed Vornado $33,110,000 for leasing fees and $1,029,000 for management, property management and cleaning fees.

The following table shows the amounts incurred under the agreements described above.

	Three Months Ended March 31,
(Amounts in thousands)	2006	2005

Company management fees	$750	$750
Development fee, guarantee fee and rent for development office	194	1,136
Leasing fees	964	9,096
Property management fees and payments for cleaning, engineering and security services	871	571
	$2,779	$11,553

In addition, to the fees and costs described above, we incurred interest of $2,843,000 in the three months ended March 31, 2005 on a $124,000,000 loan from Vornado, which was repaid on July 6, 2005.

5.              Debt

The following is a summary of our outstanding debt.

			Balance at
	Maturity	Interest Rate at March 31, 2006	March 31, 2006		December 31, 2005
(Amounts in thousands)

First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$400,000		$400,000
First mortgage, secured by the retail space at the Lexington Avenue property	July 2015	4.93%	320,000	(1)	320,000	(1)
First mortgage, secured by the Kings Plaza Regional Shopping Center	June 2011	7.46%	209,657		210,539
First mortgage, secured by the Rego Park I Shopping Center	June 2009	7.25%	80,714		80,926
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
			$1,078,371		$1,079,465

(1)          In the event of a substantial casualty, up to $75,000,000 of this loan may become recourse to us.

6.              Net Gain on Sale of Condominiums

In the three months ended March 31, 2006 and 2005, we recognized $5,008,000 and $39,975,000, respectively, for the after-tax net gains on sale of residential condominium units at 731 Lexington Avenue, under the percentage of completion method. As of March 31, 2006, 102 of the 105 residential condominium units were sold and closed and 1 unit was under sales contract. The aggregate after-tax net gain on sale of the 103 residential condominium units from inception to March 31, 2006 was $66,818,000, of which $65,951,000 has been recognized under the percentage of completion method.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.              Commitments and Contingencies

We are not a party to, nor is our property the subject of, any material pending legal proceeding other than routine litigation incidental to our business, except for the Kings Plaza and Flushing properties litigation described below. We believe that these routine legal actions will not be material to our financial condition or results of operations.

Insurance

We carry comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) ”acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007, and (v) rental loss insurance) with respect to our assets.

On June 30, 2005, we renewed our annual all risk policy with limits of (i) $960,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $510,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our remaining properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Environmental Remediation

In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. We delineated the contamination, developed a remediation approach, and in July 2000 entered into a voluntary cleanup agreement with the New York State Department of Environmental Conservation (“NYSDEC”). We have completed most of the remediation work, which we believe was required pursuant to the NYSDEC remedial action workplan. We have accrued $2,675,000 in previous years, of which $2,625,000 has been paid as of March 31, 2006, for our estimated obligation with respect to the cleanup of the site. If the NYSDEC insists on a more extensive remediation approach, we could incur additional costs.

On December 12, 2005, a third party that was retained by us to perform services in connection with the environmental remediation referred to above, filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions under an August 2005 agreement. The complaint seeks approximately $1,800,000 of costs incurred plus interest and legal fees. On March 3, 2006, we filed an answer stating that the third party was only authorized by us to incur costs of up to $500,000 the amount of the authorized purchase order. In addition, we filed a counterclaim seeking $1,100,000 in damages based upon the third-party’s failure to honor the terms and conditions of the agreement. We have accrued $500,000 for this claim as of March 31, 2006.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.             Commitments and Contingencies - continued

Flushing Property

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that had agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions of the agreement. The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs. Pursuant to discussions with our legal counsel, we do not believe the party is entitled to either specific performance or a return of the deposit and are defending the action.

Kings Plaza

We plan to construct a freestanding building adjacent to the mall containing approximately 120,000 square feet, which has been leased to Lowe’s Home Improvement Warehouse (“Lowe’s”). This lease is expected to commence in 2007. The cost of this project will be approximately $11,500,000, net. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Prior to April 15, 2005, we owned and operated an energy plant that generates electrical power at this property. On April 15, 2005, we contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash for a 25% interest in a joint venture. The joint venture is rebuilding the plant at a total cost of approximately $18,000,000, of which $9,100,000 has been expended through March 31, 2006. We provided the joint venture with a $15,000,000 facility for the construction, of which $7,700,000 (eliminated in consolidation) has been drawn as of March 31, 2006. The facility bears interest at 8% and matures in April 2020. Pursuant to the provisions of EITF 04-05, we are presumed to have “control” over the joint venture and accordingly, consolidate our investment in this joint venture. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Rego Park II

We own two land parcels containing approximately 10 acres adjacent to our Rego Park I property in Queens, New York. One parcel comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The other is a parcel of approximately one-quarter square block at the intersection of Junction Boulevard and the Horace Harding Service Road.

Our plan for the entire square block parcel is a mixed-use, development containing approximately 600,000 square feet of retail space on four levels, a parking deck of approximately 1,400 spaces and may also include up to 450 apartment units in one or two towers. On September 20, 2005, we received governmental approvals for this project. We have entered into long-term leases with Century 21 and Home Depot for 134,000 and 134,500 square feet, respectively, of retail space at this project.

While the current plans for the one-quarter square block parcel are preliminary, the project may include up to 80,000 square feet of retail space.

There can be no assurance that these projects will commence, be completed, completed on time or completed for the budgeted amount.

Paramus

In 2001 we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option at the end of the twentieth year for $75,000,000. We have a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The triple-net rent each year is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years must include the debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $4,130,000 in standby letters of credit were issued and outstanding as of March 31, 2006.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31,
	2006	2005
Numerator:
Loss from continuing operations	$(23,865)	$(8,757)
Net gain on sale of condominiums, net of income taxes	5,008	39,975
Net (loss) income available to common stockholders – Basic and Diluted	$(18,857)	$31,218
Weighted average shares outstanding – Basic	5,024,967	5,015,827
Effect of stock options	—	59,638
Weighted average shares outstanding – Diluted	5,024,967	5,075,465

(Loss) income per common share – Basic:
Loss from continuing operations	$(4.75)	$(1.75)
Net gain on sale of condominiums, net of income taxes	1.00	7.97
Net (loss) income per common share	$(3.75)	$6.22

(Loss) income per common share – Diluted:
Loss from continuing operations	$(4.75)	$(1.73)
Net gain on sale of condominiums, net of income taxes	1.00	7.88
Net (loss) income per common share	$(3.75)	$6.15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 1, 2006

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may,” “will” or other similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. See “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, for more information about important factors that would cause actual results to differ materially from the results anticipated by these forward-looking statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2006 and 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” or “Company” refer to Alexander’s, Inc. and its wholly owned subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”), our manager. We have six properties in the greater New York City metropolitan area including the 731 Lexington Avenue property, a 1.1 million square foot multi-use building in Manhattan, and the Kings Plaza Regional Shopping Center located in Brooklyn.

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of the location, the quality of the property and breadth and quality of the services provided. Our success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Condominium Sales

In the three months ended March 31, 2006 and 2005, we recognized $5,008,000 and $39,975,000, respectively, for the after-tax net gains on sale of residential condominium units at 731 Lexington Avenue under the percentage of completion method. As of March 31, 2006, 102 of the 105 residential condominium units were sold and closed and 1 unit was under sales contract. The aggregate after-tax net gain on sale of the 103 residential condominium units from inception to March 31, 2006 was $66,818,000, of which $65,951,000 has been recognized under the percentage of completion method.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. In the three months ended March 31, 2006 and 2005, we recorded SARs compensation expense of $37,561,000 and $22,525,000, based on our closing stock price of $289.00 and $241.50 on March 31, 2006 and 2005, respectively. Our closing stock price on December 31, 2005 and 2004 was $245.50 and $215.00, respectively.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during the first quarter of 2006.

Significant Tenants

Bloomberg L.P. accounted for 34% and 36% of our consolidated revenues in the three months ended March 31, 2006 and 2005, respectively. Sears accounted for 10% of our consolidated revenues in the three months ended March 31, 2006 and 2005. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations

We had a net loss of $18,857,000 in the quarter ended March 31, 2006, compared to net income of $31,218,000 in the prior year’s quarter, a decrease of $50,075,000. Net loss for the quarter ended March 31, 2006 includes $37,561,000 for an accrual of SARs compensation expense, partially offset by, $5,008,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. Net income for the quarter ended March 31, 2005 includes $39,975,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue, partially offset by $22,525,000 for an accrual of SARs compensation expense.

Property rentals were $33,832,000 in the quarter ended March 31, 2006, compared to $31,673,000 in the prior year’s quarter, an increase of $2,159,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue whose space was placed into service subsequent to the first quarter of 2005.

Tenant expense reimbursements were $14,544,000 in the quarter ended March 31, 2006, compared to $12,003,000 in the prior year’s quarter, an increase of $2,541,000. This increase was primarily due to reimbursements received from tenants at 731 Lexington Avenue under leases that commenced subsequent to the first quarter of 2005.

Operating expenses were $17,233,000 in the quarter ended March 31, 2006, compared to $13,834,000 in the prior year’s quarter, an increase of $3,399,000. This increase resulted primarily from lower amounts being capitalized in the current period as well as additional operating costs being incurred at 731 Lexington Avenue as a result of the property becoming fully operational in the fourth quarter of 2005.

General and administrative expenses were $38,841,000 in the quarter ended March 31, 2006, compared to $23,628,000 in the prior year’s quarter, an increase of $15,213,000. This increase was primarily due to higher accruals for SARs compensation expense.

Depreciation and amortization was $5,293,000 in the quarter ended March 31, 2006, compared to $4,649,000 in the prior year’s quarter, an increase of $644,000. This increase was primarily due to depreciation on the 731 Lexington Avenue building improvements, which became fully operational in the fourth quarter of 2005.

Interest and other income was $6,178,000 in the quarter ended March 31, 2006, compared to $981,000 in the prior year’s quarter, an increase of $5,197,000. This increase resulted primarily from an increase in average cash balances of approximately $445,000,000 and an increase in the average yield on investment of approximately 2%.

Interest and debt expense was $17,052,000 in the quarter ended March 31, 2006, compared to $11,303,000 in the prior year’s quarter, an increase of $5,749,000. This increase was primarily due to no interest being capitalized in the current period, compared to $5,700,000 of interest capitalized in the prior period.

Liquidity and Capital Resources

We are not a party to, nor is our property the subject of, any material pending legal proceeding other than routine litigation incidental to our business, except for the Kings Plaza and Flushing properties litigation described in Note 7 to our consolidated financial statements. We believe that these routine legal actions will not be material to our financial condition or results of operations.

Development Projects

Kings Plaza

We plan to construct a freestanding building adjacent to the mall containing approximately 120,000 square feet, which has been leased to Lowe’s Home Improvement Warehouse (“Lowe’s”). This lease is expected to commence in 2007. The cost of this project will be approximately $11,500,000, net. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Prior to April 15, 2005, we owned and operated an energy plant that generates electrical power at this property. On April 15, 2005, we contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash for a 25% interest in a joint venture. The joint venture is rebuilding the plant at a total cost of approximately $18,000,000, of which $9,100,000 has been expended through March 31, 2006. We provided the joint venture with a $15,000,000 facility for the construction, of which $7,700,000 (eliminated in consolidation) has been drawn as of March 31, 2006. The facility bears interest at 8% and matures in April 2020. Pursuant to the provisions of EITF 04-05, we are presumed to have “control” over the joint venture and accordingly, consolidate our investment in this joint venture. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Rego Park II

We own two land parcels containing approximately 10 acres adjacent to our Rego Park I property in Queens, New York. One parcel comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The other is a parcel of approximately one-quarter square block at the intersection of Junction Boulevard and the Horace Harding Service Road.

Our plan for the entire square block parcel is a mixed-use, development containing approximately 600,000 square feet of retail space on four levels, a parking deck of approximately 1,400 spaces and may also include up to 450 apartment units in one or two towers. On September 20, 2005, we received governmental approvals for this project. We have entered into long-term leases with Century 21 and Home Depot for 134,000 and 134,500 square feet, respectively, of retail space at this project.

While the current plans for the one-quarter square block parcel are preliminary, the project may include up to 80,000 square feet of retail space.

There can be no assurance that these projects will commence, be completed, completed on time or completed for the budgeted amount.

Insurance

We carry comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) ”acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007, and (v) rental loss insurance) with respect to our assets.

On June 30, 2005, we renewed our annual all risk policy with limits of (i) $960,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $510,000,000 per occurrence including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our remaining properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  Further, if lenders insist on greater coverage than we are able to obtain, or if the Terrorism Risk Insurance Extension Act of 2005 is not extended past 2007, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio

Stock Appreciation Rights

On January 10, 2006, the Omnibus Stock Plan Committee of our Board of Directors granted Michael Fascitelli, our President, a SAR covering 350,000 shares of our common stock. The exercise price of the SAR is $243.83 per share of common stock, which is the average of the high and low trading price of our common stock on the date of grant. The SAR will become exercisable on July 10, 2006, provided Mr. Fascitelli is employed with us on such date, and will expire on March 14, 2007.

Cash Flows

Three Months Ended March 31, 2006

Cash and cash equivalents were $577,733,000 at March 31, 2006, compared to $578,406,000 at December 31, 2005, a decrease of $673,000.

Net cash provided by operating activities of $14,041,000 was comprised of (i) the net change in operating assets and liabilities of $40,370,000, partially offset by (ii) a net loss of $18,857,000 and (iii) non-cash items of $7,472,000. The adjustments for non-cash items are primarily comprised of (a) $9,268,000 resulting from the gains on sale of condominiums and (b) the effect of straight-lining of rental income of $4,158,000, partially offset by (c) depreciation and amortization of $5,954,000.

Net cash used in investing activities of $13,690,000 was primarily comprised of (i) restricted cash of $7,050,000 and (ii) capital expenditures of $17,241,000, partially offset by (iii) $10,601,000 of proceeds from the sales of condominiums at 731 Lexington Avenue.

Net cash used in financing activities of $1,024,000 was primarily comprised of debt repayments of $1,094,000, partially offset by $70,000 for the exercise of share options.

Three Months Ended March 31, 2005

Net cash provided by operating activities of $12,805,000 was comprised of (i) net income of $31,218,000, (ii) the net change in operating assets and liabilities of $56,958,000, partially offset by (iii) non-cash items of $75,371,000. The adjustments for non-cash items are comprised of (a) $74,667,000 resulting from the gains on sale of condominiums and (b) the effect of straight-lining of rental income of $6,157,000, partially offset by (c) $5,453,000 of depreciation and amortization.

Net cash provided by investing activities of $40,197,000 resulted primarily from the proceeds from the sales of condominiums of $63,045,000, partially offset by capital expenditures of $19,067,000 and restricted cash of $3,031,000. The capital expenditures primarily related to the 731 Lexington Avenue development project.

Net cash provided by financing activities of $19,189,000 resulted primarily from borrowings collateralized by the Lexington Avenue development project of $19,780,000, partially offset by debt repayments of $1,021,000.

Funds from Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in the Company’s Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity.

Negative FFO for the quarter ended March 31, 2006 was $13,582,000, or $2.70 per diluted share, compared to FFO of $35,849,000, or $7.06 per diluted share for the quarter ended March 31, 2005, a decrease of $49,431,000 or $9.76 per diluted share.

Negative FFO for the quarter ended March 31, 2006 includes $37,561,000 for an accrual of SARs compensation expense, partially offset by, $5,008,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased FFO by $32,553,000, or $6.48 per diluted share. FFO for the quarter ended March 31, 2005, includes $39,975,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue, partially offset by, $22,525,000 for an accrual of SARs compensation expense. These items, in the aggregate, increased FFO by $17,450,000, or $3.44 per diluted share.

The following table reconciles net (loss) income to (negative FFO) FFO:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2006	2005

Net (loss) income	$(18,857)	$31,218
Depreciation and amortization of real property	5,275	4,631
(Negative FFO) FFO	$(13,582)	$35,849

(Negative FFO) FFO per common share – diluted	$(2.70)	$7.06

Weighted average shares used in computing FFO per common share – diluted	5,024,967	5,075,465

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2006, we had $1,078,371,000 of fixed rate debt at a weighted average interest rate of 5.81% and as such, we have no exposure to changes in interest rates for the remaining terms of our existing debt.

The fair value of our debt, estimated by discounting future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $48,318,000 at March 31, 2006.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting – There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to, nor is our property the subject of, any material pending legal proceeding other than routine litigation incidental to our business, except for the Kings Plaza and Flushing properties litigation described in Note 7 to our consolidated financial statements. We believe that these routine legal actions will not be material to our financial condition or results of operations.

Item 1A.            Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Security Holders

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

(a)                                            Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached
Exhibit Index.

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: May 1, 2006	/s/ Joseph Macnow
Joseph Macnow
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial and
accounting officer)

19

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

20