Form 10-Q
period 2006-06-30
ALEXANDERS INC
filed 2006-07-31
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number   001-6064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

☐ Large Accelerated Filer          ☒ Accelerated Filer          ☐ Non-Accelerated Filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes          ☒ No

As of June 30, 2006, there were 5,025,000 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

PART I.  FINANCIAL INFORMATION
   Item 1.   Financial Statements

ALEXANDER’S, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	602,865	594,574
Construction in progress	24,398	35,107
Total	696,718	699,136
Accumulated depreciation and amortization	(97,100)	(88,976)
Real estate, net	599,618	610,160

Cash and cash equivalents	614,357	578,406
Restricted cash	3,207	2,764
Accounts receivable, net of allowance for doubtful accounts of $617 and $526, respectively	4,522	3,215
Receivable arising from the straight-lining of rents	107,718	100,037
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $43,693 and $44,831, respectively)	70,574	72,600
Deferred debt issuance costs, net	19,525	20,849
Other assets	9,100	15,286
TOTAL ASSETS	$1,428,621	$1,403,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,075,169	$1,079,465
Accounts payable and accrued expenses	48,525	44,867
Liability for stock appreciation rights	110,470	87,563
Amounts due to Vornado	34,401	34,324
Other liabilities (including taxes payable of $36,670 and $37,955)	38,418	53,524
TOTAL LIABILITIES	1,306,983	1,299,743

MINORITY INTEREST	2,250	2,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, and outstanding, 5,173,450 shares	5,173	5,173
Additional capital	26,408	26,343
Retained earnings	88,633	70,639
	120,214	102,155
Treasury shares: 148,450 and 149,450 shares, at cost	(826)	(831)
TOTAL STOCKHOLDERS’ EQUITY	119,388	101,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,428,621	$1,403,317

See notes to consolidated financial statements.

ALEXANDER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Property rentals	$34,000	$33,570	$67,832	$65,243
Expense reimbursements	15,371	12,165	29,915	24,168
Total revenues	49,371	45,735	97,747	89,411

EXPENSES
Operating (including fees to Vornado of $581, $545, $1,147 and $1,013, respectively)	18,524	14,581	35,757	28,415
General and administrative (including a reversal of stock appreciation rights (“SARs”) expense of $14,654, and SARs expense of $6,163, $22,907 and $28,688, respectively, and management fees to Vornado of $540 and $1,080 in each three and six month period)	(13,481)	7,453	25,360	31,081
Depreciation and amortization	5,432	4,974	10,725	9,623
Total expenses	10,475	27,008	71,842	69,119

OPERATING INCOME	38,896	18,727	25,905	20,292

Interest and other income, net	6,803	1,976	12,981	2,957
Interest and debt expense (including interest to Vornado of $2,968 and $5,811 in the three and six months ended June 30, 2005)	(17,096)	(16,409)	(34,148)	(27,712)
Income (loss) from continuing operations	28,603	4,294	4,738	(4,463)
Net gain on sale of condominiums	15,261	23,672	24,529	98,339
Income tax expense of taxable REIT subsidiary	(7,013)	(10,502)	(11,273)	(45,194)
NET INCOME	$36,851	$17,464	$17,994	$48,682

Income per common share — Basic:
Income (loss) from continuing operations	$5.69	$0.86	$0.94	$(0.89)
Net gain on sale of condominiums, net of income taxes	1.64	2.62	2.64	10.59
Net income per common share	$7.33	$3.48	$3.58	$9.70

Income per common share — Diluted:
Income (loss) from continuing operations	$5.63	$0.85	$0.93	$(0.88)
Net gain on sale of condominiums, net of income taxes	1.62	2.59	2.61	10.47
Net income per common share	$7.25	$3.44	$3.54	$9.59

See notes to consolidated financial statements.

ALEXANDER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,994	$48,682
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of condominiums	(24,529)	(98,339)
Depreciation and amortization (including amortization of debt issuance costs)	12,049	11,232
Straight-lining of rental income	(7,681)	(14,167)
Change in operating assets and liabilities:
Accounts receivable, net	(1,307)	3,160
Note receivable	—	(4,201)
Other assets	(1,510)	(8,441)
Amounts due to Vornado	77	8,877
Accounts payable and accrued expenses	3,493	(818)
Liability for stock appreciation rights	22,907	28,688
Income tax expense of taxable REIT subsidiary	(1,285)	40,324
Other liabilities	628	(65)
Net cash provided by operating activities	20,836	14,932

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of condominiums	39,383	261,531
Real estate acquisitions	—	(750)
Additions to real estate	(19,599)	(48,197)
Restricted cash	(443)	(980)
Net cash provided by investing activities	19,341	211,604

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	24,832
Repayments of borrowings	(4,296)	(1,941)
Exercise of share options	70	634
Debt issuance costs	—	(3)
Net cash (used in) provided by financing activities	(4,226)	23,522

Net increase in cash and cash equivalents	35,951	250,058
Cash and cash equivalents at beginning of period	578,406	128,874
Cash and cash equivalents at end of period	$614,357	$378,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $114 and $6,935 have been capitalized)	$33,152	$32,990
Cash payments for income taxes	$12,558	$—

See notes to consolidated financial statements.

ALEXANDER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties.  All references to “we,” “us,” “our,” or “Company” refer to Alexander’s, Inc. and its wholly owned subsidiaries.  We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”).

2.    Basis of Presentation

The consolidated balance sheet as of June 30, 2006, and the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the consolidated statement of cash flows for the six months ended June 30, 2006 and 2005 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 changes the requirements for the accounting and reporting for a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that (i) a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) corrections of errors in previously issued financial statements should be termed a “restatement.”  SFAS 154 became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have a material effect on our consolidated financial statements.

ALEXANDER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.    Recently Issued Accounting Literature - continued

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.  The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not believe that the adoption of SFAS 155 on January 1, 2007, will have a material effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing Financial Assets — an amendment of FASB Statement No. 140.  SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract.  This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be adjusted to the fair value at the end of each reporting period.  SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006.  We do not believe that the adoption of SFAS 156 on January 1, 2007, will have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. We are currently evaluating the impact of adopting this Interpretation.

4.    Relationship with Vornado

Vornado owned approximately 33.0% of our outstanding common stock as of June 30, 2006.  Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado.  At June 30, 2006, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.7% of our outstanding common stock, in addition to the common stock owned directly by Vornado, and 9.0% of the outstanding common shares of beneficial interest of Vornado.

We are managed by, and our properties are leased and developed by, Vornado, pursuant to agreements with one-year terms, expiring in March of each year, which are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $220,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

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

At June 30, 2006, we owed Vornado $33,094,000 for leasing fees and $1,307,000 for management, property management and cleaning fees.

The following table shows the amounts incurred under the agreements described above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2006	2005	2006	2005

Company management fees	$750	$750	$1,500	$1,500
Development fee, guarantee fee and rent for development office	189	853	383	1,988
Leasing fees	949	839	1,913	9,935
Property management fees and payments for cleaning, engineering and security services	461	1,675	1,332	2,246
	$2,349	$4,117	$5,128	$15,669

In addition, to the fees and costs described above, we incurred interest of $2,968,000 and $5,811,000 in the three and six months ended June 30, 2005, respectively, on a $124,000,000 loan from Vornado, which was repaid on July 6, 2005.

5.    Debt

The following is a summary of our outstanding debt.

			Balance at
	Maturity	Interest Rate at June 30, 2006	June 30, 2006		December 31, 2005
(Amounts in thousands)

First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$397,794		$400,000
First mortgage, secured by the retail space at the Lexington Avenue property	July 2015	4.93%	320,000	(1)	320,000	(1)
First mortgage, secured by the Kings Plaza Regional Shopping Center	June 2011	7.46%	208,845		210,539
First mortgage, secured by the Rego Park I Shopping Center	June 2009	7.25%	80,530		80,926
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
			$1,075,169		$1,079,465

(1)             In the event of a substantial casualty, up to $75,000,000 of this loan may become recourse to us.

ALEXANDER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.    Net Gain on Sale of Condominiums

As of June 30, 2006, all of the 105 residential condominium units at 731 Lexington Avenue, were sold and closed.  In connection therewith, from inception to June 30, 2006, we realized approximately $513,800,000 in net sales proceeds, which produced a pre-tax profit of approximately $137,300,000 and an after-tax net gain of approximately $74,199,000.  Of this income, $8,248,000 and $13,170,000 was recognized in the three months ended June 30, 2006 and 2005, respectively, and $13,256,000 and $53,145,000 was recognized in the six months ended June 30, 2006 and 2005, respectively.

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

On June 30, 2006, we renewed our annual all risk policy with limits of (i) $965,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our remaining properties.  To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

Environmental Remediation

In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study.  The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater.  We delineated the contamination, developed a remediation approach, and in July 2000 entered into a voluntary cleanup agreement with the New York State Department of Environmental Conservation (“NYSDEC”).  We have completed most of the remediation work, which we believe was required pursuant to the NYSDEC remedial action workplan.  We have accrued $2,675,000 in previous years, of which $2,666,000 has been paid as of June 30, 2006, for our estimated obligation with respect to the cleanup of the site.  If the NYSDEC insists on a more extensive remediation approach, we could incur additional costs.

On December 12, 2005, a third party that was retained by us to perform services in connection with the environmental remediation referred to above, filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions under an August 2005 agreement.  The complaint seeks approximately $1,800,000 in damages, based on costs incurred, plus interest and legal fees.  On March 3, 2006, we filed an answer stating that the third party was only authorized by us, to incur costs of up to $500,000, which we have accrued for, representing the amount of the authorized purchase order.  In addition, we filed a counterclaim seeking $1,100,000 in damages based upon the third-party’s failure to honor the terms and conditions of the agreement.

In July 2006, we discovered an oil spill at the above site.  We are currently investigating the extent of the contamination caused by the spill and will be developing a remediation approach to clean up the site.  Although we are currently unable to determine the cost of remediation, we have informed our insurance carriers about the incident.  We do not believe that such costs will be material to our financial condition or results of operations.

ALEXANDER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.    Commitments and Contingencies - continued

Flushing Property

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that had agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract.  On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit.  On December 28, 2005, the party filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions of the agreement.  The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs.  Pursuant to discussions with our legal counsel, we do not believe the party is entitled to either specific performance or a return of the deposit and are defending against the action.

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

Prior to April 15, 2005, we owned and operated an energy plant that generates electrical power at this property.  On April 15, 2005, we contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash for a 25% interest in a joint venture.  The joint venture is rebuilding the plant at a total cost of approximately $18,000,000, of which $9,900,000 has been expended through June 30, 2006.  We provided the joint venture with a $15,000,000 loan facility for the construction, of which $8,726,000 (eliminated in consolidation) has been drawn as of June 30, 2006.  The facility bears interest at 8% and matures in April 2020.  Pursuant to the provisions of EITF 04-05, we are presumed to have “control” over the joint venture and accordingly, consolidate this joint venture.  There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

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

Our plan for the entire square block parcel is a mixed-use development containing approximately 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartment units in one or two towers.  We have entered into long-term leases with Century 21, Home Depot and Kohl’s for 135,000, 135,000 and 134,000 square feet of retail space, respectively.

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

Letters of Credit

Approximately $3,900,000 in standby letters of credit were issued and outstanding as of June 30, 2006.

ALEXANDER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, including a reconciliation of net income and the number of shares used in computing basic and diluted earning per share.  Basic earnings per share is determined using the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is determined using the weighted average shares of common stock outstanding during the period and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$28,603	$4,294	$4,738	$(4,463)
Net gain on sale of condominiums, net of income taxes	8,248	13,170	13,256	53,145
Net income available to common stockholders—Basic and Diluted	$36,851	$17,464	$17,994	$48,682
Weighted average shares outstanding—Basic	5,025,000	5,021,899	5,024,983	5,018,880
Effect of stock options	59,541	59,214	58,853	58,464
Weighted average shares outstanding—Diluted	5,084,541	5,081,113	5,083,836	5,077,344

Income per common share — Basic:
Income (loss) from continuing operations	$5.69	$0.86	$0.94	$(0.89)
Net gain on sale of condominiums, net of income taxes	1.64	2.62	2.64	10.59
Net income per common share	$7.33	$3.48	$3.58	$9.70

Income per common share — Diluted:
Income (loss) from continuing operations	$5.63	$0.85	$0.93	$(0.88)
Net gain on sale of condominiums, net of income taxes	1.62	2.59	2.61	10.47
Net income per common share	$7.25	$3.44	$3.54	$9.59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alexander’s, Inc.
Paramus, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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
July 31, 2006

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2006 and 2005.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Overview

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties.  All references to “we,” “us,” “our,” or “Company” refer to Alexander’s, Inc. and its wholly owned subsidiaries.  We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”).  We have six properties in the greater New York City metropolitan area including the 731 Lexington Avenue property, a 1.1 million square foot multi-use building in Manhattan, and the Kings Plaza Regional Shopping Center located in Brooklyn.

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

Condominium Sales

As of June 30, 2006, all of the 105 residential condominium units at 731 Lexington Avenue, were sold and closed.  In connection therewith, from inception to June 30, 2006, we realized approximately $513,800,000 in net sales proceeds, which produced a pre-tax profit of approximately $137,300,000 and an after-tax net gain of approximately $74,199,000.  Of this income, $8,248,000 and $13,170,000 was recognized in the three months ended June 30, 2006 and 2005, respectively, and $13,256,000 and $53,145,000 was recognized in the six months ended June 30, 2006 and 2005, respectively.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant.  Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date.  If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero.  Based on our closing stock price of $271.76 at June 30, 2006 (compared to $289.00 at March 31, 2006 and $245.50 at December 31, 2005), we reversed $14,654,000 of previously recognized expense in the three months ended June 30, 2006 and recorded $22,907,000 for and accrual of SARs compensation expense in the six months ended June 30, 2006.  The three and six months ended June 30, 2005 include accruals of $6,163,000 and $28,688,000, respectively, for SARs compensation expense based on our closing stock price of $248.75 at June 30, 2005.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included therein.  There have been no significant changes to those policies during 2006.

Significant Tenants

Bloomberg L.P. accounted for 35% and 36% of our consolidated revenues in the six months ended June 30, 2006 and 2005, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Quarters Ended June, 30, 2006 and 2005

Net income for the quarter ended June 30, 2006 was $36,851,000, or $7.25 per diluted share, compared to $17,464,000, or $3.44 per diluted share, for the quarter ended June 30, 2005.  Net income for the quarter ended June 30, 2006 includes, $14,654,000 for the reversal of a portion of the accrual for SARs compensation expense and $8,248,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue.  These items, in the aggregate, increased net income by $22,902,000, or $4.50 per diluted share.  Net income for the quarter ended June 30, 2005 includes, $13,170,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue, partially offset by $6,163,000 for an accrual of SARs compensation expense.  These items, in the aggregate, increased net income by $7,007,000, or $1.38 per diluted share.

Property rentals were $34,000,000 in the quarter ended June 30, 2006, compared to $33,570,000 in the prior year’s quarter, an increase of $430,000.  This increase was primarily attributable to rents from tenants at 731 Lexington Avenue whose space was placed into service subsequent to the second quarter of 2005.

Tenant expense reimbursements were $15,371,000 in the quarter ended June 30, 2006, compared to $12,165,000 in the prior year’s quarter, an increase of $3,206,000.  This increase was primarily from tenants at 731 Lexington Avenue under leases that commenced subsequent to the second quarter of 2005.

Operating expenses were $18,524,000 in the quarter ended June 30, 2006, compared to $14,581,000 in the prior year’s quarter, an increase of $3,943,000.  This increase was primarily due to operating costs incurred at 731 Lexington Avenue, which are not fully recoverable in accordance with tenants’ base year leases.

General and administrative expenses includes $14,654,000 in the quarter ended June 30, 2006, for the reversal of a portion of the accrual for SARs compensation expense and $6,163,000 for an accrual of SARs compensation expense in the quarter ended June 30, 2005.  Adjusting general and administrative expenses for SARs, current quarter general and administrative expenses are $117,000 lower than the prior year’s quarter.  This decrease was primarily due to lower professional fees.

Interest and other income was $6,803,000 in the quarter ended June 30, 2006, compared to $1,976,000 in the prior year’s quarter, an increase of $4,827,000.  This increase resulted primarily from higher average cash balances of approximately $307,000,000 and an increase in average yields on investments of approximately 2%.

Interest and debt expense was $17,096,000 in the quarter ended June 30, 2006, compared to $16,409,000 in the prior year’s quarter, an increase of $687,000.  This increase was primarily due to lower amounts of capitalized interest in the current quarter, partially offset by a decrease in average interest rates.

Results of Operations for the Six Months Ended June, 30, 2006 and 2005

Net income for the six months ended June 30, 2006 was $17,994,000, or $3.54 per diluted share, compared to $48,682,000, or $9.59 per diluted share, for the six months ended June 30, 2005.  Net income for the six months ended June 30, 2006 includes, $22,907,000 for an accrual of SARs compensation expense, partially offset by $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue.  These items, in the aggregate, decreased net income by $9,651,000, or $1.90 per diluted share.  Net income for the six months ended June 30, 2005 includes, $53,145,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue, partially offset by $28,688,000 for an accrual of SARs compensation expense.  These items, in the aggregate, increased net income by $24,457,000, or $4.82 per diluted share.

Property rentals were $67,832,000 in the six months ended June 30, 2006, compared to $65,243,000 in the prior year’s six months, an increase of $2,589,000.  This increase was primarily attributable to rents from tenants at 731 Lexington Avenue whose space was placed into service subsequent to the second quarter of 2005.

Tenant expense reimbursements were $29,915,000 in the six months ended June 30, 2006, compared to $24,168,000 in the prior year’s six months, an increase of $5,747,000.  This increase was primarily from tenants at 731 Lexington Avenue under leases that commenced subsequent to the second quarter of 2005.

Operating expenses were $35,757,000 in the six months ended June 30, 2006, compared to $28,415,000 in the prior year’s six months, an increase of $7,342,000.  This increase was primarily due to operating costs incurred at 731 Lexington Avenue, which are not fully recoverable in accordance with tenants’ base year leases.

General and administrative expenses were $25,360,000 in the six months ended June 30, 2006, compared to $31,081,000 in the prior year’s six months, a decrease of $5,721,000.  This decrease was primarily due to lower accruals for SARs compensation expense.

Interest and other income was $12,981,000 in the six months ended June 30, 2006, compared to $2,957,000 in the prior year’s six months, an increase of $10,024,000.  This increase resulted primarily from higher average cash balances of approximately $376,000,000 and an increase in average yields on investments of approximately 2%.

Interest and debt expense was $34,148,000 in the six months ended June 30, 2006, compared to $27,712,000 in the prior year’s six months, an increase of $6,436,000.  This increase was primarily due to a decrease in capitalized interest.

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

Prior to April 15, 2005, we owned and operated an energy plant that generates electrical power at this property.  On April 15, 2005, we contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash for a 25% interest in a joint venture.  The joint venture is rebuilding the plant at a total cost of approximately $18,000,000, of which $9,900,000 has been expended through June 30, 2006.  We provided the joint venture with a $15,000,000 loan facility for the construction, of which $8,726,000 (eliminated in consolidation) has been drawn as of June 30, 2006.  The facility bears interest at 8% and matures in April 2020.  Pursuant to the provisions of EITF 04-05, we are presumed to have “control” over the joint venture and accordingly, consolidate this joint venture.  There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

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

Our plan for the entire square block parcel is a mixed-use development containing approximately 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartment units in one or two towers.  We have entered into long-term leases with Century 21, Home Depot and Kohl’s for 135,000, 135,000 and 134,000 square feet of retail space, respectively.

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

On June 30, 2006, we renewed our annual all risk policy with limits of (i) $965,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our remaining properties.  To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

Stock Appreciation Rights

On January 10, 2006, the Omnibus Stock Plan Committee of our Board of Directors granted Michael Fascitelli, our President, a SAR covering 350,000 shares of our common stock.  The exercise price of the SAR is $243.83 per share of common stock, which is the average of the high and low trading price of our common stock on the date of grant.  The SAR became exercisable on July 10, 2006, and will expire on March 14, 2007.

Cash Flows

Six Months Ended June 30, 2006

Cash and cash equivalents were $614,357,000 at June 30, 2006, compared to $578,406,000 at December 31, 2005, a decrease of $35,951,000.

Net cash provided by operating activities of $20,836,000 was comprised of (i) net income of $17,994,000 and (ii) the net change in operating assets and liabilities of $23,003,000, partially offset by, (iii) non-cash items of $20,161,000.  The adjustments for non-cash items are primarily comprised of (a) $24,529,000 resulting from the net gains on sale of condominiums and (b) the effect of straight-lining of rental income of $7,681,000, partially offset by, (c) depreciation and amortization of $12,049,000.

Net cash provided by investing activities of $19,341,000 was primarily comprised of (i) $39,383,000 of proceeds from the sales of condominiums at 731 Lexington, partially offset by, (ii) capital expenditures of $19,599,000 and (iii) restricted cash of $443,000.

Net cash used in financing activities of $4,226,000 was primarily comprised of debt repayments of $4,296,000, partially offset by $70,000 for the exercise of share options.

Six Months Ended June 30, 2005

Net cash provided by operating activities of $14,932,000 was comprised of (i) net income of $48,682,000 and (ii) the net change in operating assets and liabilities of $27,200,000, partially offset by non-cash items of $60,950,000.  The adjustments for non-cash items are comprised of (a) $58,015,000 resulting from the after-tax gain on the sales of condominiums and (b) the effect of straight-lining of rental income of $14,167,000, partially offset by (c) $11,232,000 of depreciation and amortization.

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

FFO for the Quarter and Six Months Ended June 30, 2006 and 2005

FFO for the quarter ended June 30, 2006 was $42,265,000, or $8.31 per diluted share, compared to $22,416,000, or $4.41 per diluted share for the quarter ended June 30, 2005.  FFO for the quarter ended June 30, 2006 includes, $14,654,000 for the reversal of a portion of the accrual for SARs compensation expense and $8,248,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue.  These items, in the aggregate, increased FFO by $22,902,000, or $4.50 per diluted share.  FFO for the quarter ended June 30, 2005 includes, $13,170,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue, partially offset by, $6,163,000 for an accrual of SARs compensation expense.  These items, in the aggregate, increased FFO by $7,007,000, or $1.38 per diluted share.

FFO for the six months ended June 30, 2006 was $28,683,000, or $5.64 per diluted share, compared to $58,265,000, or $11.48 per diluted share for the six months ended June 30, 2005.  FFO for the six months ended June 30, 2006 includes, $22,907,000 for an accrual of SARs compensation expense, partially offset by, $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue.  These items, in the aggregate, decreased FFO by $9,651,000, or $1.90 per diluted share.  FFO for the six months ended June 30, 2005, includes, $53,145,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue, partially offset by, $28,688,000 for an accrual of SARs compensation expense.  These items, in the aggregate, increased FFO by $24,457,000, or $4.82 per diluted share.

The following table reconciles net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2006	2005	2006	2005

Net income	$36,851	$17,464	$17,994	$48,682
Depreciation and amortization of real property	5,414	4,952	10,689	9,583
FFO	$42,265	$22,416	$28,683	$58,265

FFO per common share—diluted	$8.31	$4.41	$5.64	$11.48

Weighted average shares used in computing FFO per common share—diluted	5,084,541	5,081,113	5,083,836	5,077,344

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2006, we had $1,075,169,000 of fixed rate debt at a weighted average interest rate of 5.80% and as such, we have no exposure to changes in interest rates for the remaining terms of our existing debt.

The fair value of our debt, estimated by discounting future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $67,476,000 at June 30, 2006.

Item 4.                          Controls and Procedures

(a) Disclosure Controls and Procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting — There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

On May 18, 2006, we held our Annual Meeting of Stockholders.  Three proposals were presented for approval for which the stockholders voted, in person or by proxy.  The results of the voting are shown below:

(i)                   The election of three nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualified.

Nominees	Term	Votes Cast For	Votes Withheld
David Mandelbaum	3 years	3,861,806	439,199
Arthur I. Sonnenblick	3 years	3,861,709	434,266
Dr. Richard R. West	3 years	3,860,809	435,196

In addtition to the three nominees elected above, Steven Roth, Michael D. Fascitelli, Neil Underberg, Russel B. Wight, Jr., Thomas R. DiBenedetto and Stephen Mann continued to serve as Trustees after the meeting.

Because of the nature of the election of the Board of Directors, there were no abstentions or broker non-votes.

(ii)                The consideration and approval of the 2006 Omnibus Stock Plan.

Votes Cast	Votes Cast
For	Against	Abstentions
4,040,568	254,945	402

Because of the nature of the approval of the 2006 Omnibus Stock Plan, there were no broker non-votes.

(iii)             The ratification of the appointment of Deloitte & Touche LLP as our independent auditors.

Votes Cast	Votes Cast
For	Against	Abstentions
4,295,265	197	543

Because of the nature of the ratification of our independent auditors, there were no broker non-votes.

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

ALEXANDER’S, INC.
(Registrant)

Date: July 31, 2006	/s/ Joseph Macnow
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