Form 10-Q
period 2006-09-30
ALEXANDERS INC
filed 2006-10-30
CIK 3499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

(212) 587-8541
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer ☒ Accelerated Filer ☐Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of September 30, 2006, there were 5,025,000 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXANDER’S, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	579,153	594,574
Construction in progress	24,732	35,107
Total	673,340	699,136
Accumulated depreciation and amortization	(76,563)	(88,976)
Real estate, net	596,777	610,160

Cash and cash equivalents	622,177	578,406
Restricted cash	7,253	2,764
Accounts receivable, net of allowance for doubtful accounts of $485 and $526, respectively	4,691	3,215
Receivable arising from the straight-lining of rents	111,313	100,037
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $43,374 and $44,831, respectively)	69,791	72,600
Deferred debt issuance costs, net	18,864	20,849
Other assets	11,547	15,286
TOTAL ASSETS	$1,442,413	$1,403,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,071,917	$1,079,465
Accounts payable and accrued expenses	52,094	44,867
Liability for stock appreciation rights	143,186	87,563
Amounts due to Vornado	34,967	34,324
Other liabilities	37,733	53,524
TOTAL LIABILITIES	1,339,897	1,299,743

MINORITY INTEREST	1,744	2,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,173	5,173
Additional capital	26,408	26,343
Retained earnings	70,017	70,639
	101,598	102,155
Treasury shares: 148,450 and 149,450 shares, at cost	(826)	(831)
Total stockholders’ equity	100,772	101,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,442,413	$1,403,317

See notes to consolidated financial statements.

ALEXANDER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Property rentals	$34,014	$33,337	$101,846	$98,580
Expense reimbursements	16,785	14,051	46,700	38,219
Total revenues	50,799	47,388	148,546	136,799

EXPENSES
Operating (including fees to Vornado of $577, $517, $1,724 and $1,530, respectively)	19,897	17,567	55,654	45,982
General and administrative (including stock appreciation rights compensation expense of $32,716, $18,062, $55,623 and $46,750, respectively and management fees to Vornado of $540 and $1,620 in each three and nine month period)	34,507	19,225	59,867	50,306
Depreciation and amortization	5,599	4,996	16,324	14,619
Total expenses	60,003	41,788	131,845	110,907

OPERATING (LOSS) INCOME	(9,204)	5,600	16,701	25,892

Interest and other income, net	7,457	4,530	20,438	7,487
Interest and debt expense (including interest to Vornado of $198 and $6,009 in the three and nine months ended September 30, 2005)	(17,375)	(17,520)	(51,523)	(45,232)
Write-off of unamortized deferred debt expense	—	(736)	—	(736)
Minority interest of partially owned entity	506	—	506	—
Loss from continuing operations	(18,616)	(8,126)	(13,878)	(12,589)
Net gain on sale of condominiums	—	2,539	24,529	100,878
Income tax expense of taxable REIT subsidiary	—	(1,167)	(11,273)	(46,361)
NET (LOSS) INCOME	$(18,616)	$(6,754)	$(622)	$41,928

(Loss) income per common share – Basic:
Loss from continuing operations	$(3.70)	$(1.61)	$(2.76)	$(2.51)
Net gain on sale of condominiums, net of income taxes	—	.27	2.64	10.86
Net (loss) income per common share	$(3.70)	$(1.34)	$(0.12)	$8.35

(Loss) income per common share – Diluted:
Loss from continuing operations	$(3.70)	$(1.61)	$(2.76)	$(2.48)
Net gain on sale of condominiums, net of income taxes	—	.27	2.64	10.73
Net (loss) income per common share	$(3.70)	$(1.34)	$(0.12)	$8.25

See notes to consolidated financial statements.

ALEXANDER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2006	2005
Net (loss) income	$(622)	$41,928
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net gain on sale of condominiums	(24,529)	(100,878)
Depreciation and amortization (including amortization of debt issuance costs)	18,309	16,831
Straight-lining of rental income	(11,276)	(21,919)
Minority interest of partially owned entity	(506)	—
Write-off of unamortized deferred debt expense	—	736
Change in operating assets and liabilities:
Accounts receivable, net	(1,476)	1,945
Note receivable	—	(4,491)
Other assets	(4,468)	(8,419)
Amounts due to Vornado	643	8,516
Accounts payable and accrued expenses	12,137	9,724
Liability for stock appreciation rights	55,623	46,750
Income tax liability of taxable REIT subsidiary	(1,285)	36,191
Other liabilities	(57)	(78)
Net cash provided by operating activities	42,493	26,836

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of condominiums	39,383	437,436
Real estate acquisitions	—	(715)
Additions to real estate	(26,138)	(93,230)
Restricted cash	(4,489)	(2,582)
Net cash provided by investing activities	8,756	340,909

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	344,832
Repayments of borrowings	(7,548)	(216,879)
Exercise of share options	70	714
Debt issuance costs	—	(9,446)
Net cash (used in) provided by financing activities	(7,478)	119,221

Net increase in cash and cash equivalents	43,771	486,966
Cash and cash equivalents at beginning of period	578,406	128,874
Cash and cash equivalents at end of period	$622,177	$615,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $260 and $6,935 have been capitalized)	$49,885	$49,720
Cash payments for income taxes	$12,558	$10,170

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

The consolidated balance sheet as of September 30, 2006, and the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include our accounts and that of our wholly owned subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

We currently operate in one business segment.

3.	Recently Issued Accounting Literature

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R on a modified prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. We are currently evaluating the impact of adopting FIN 48.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R. SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that the adoption of SFAS 158 on January 1, 2007 will have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the impact of adopting SAB 108.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Relationship with Vornado

Vornado owned approximately 33.0% of our outstanding common stock as of September 30, 2006. Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At September 30, 2006, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.7% of our outstanding common stock, in addition to the common stock owned directly by Vornado, and 9.0% of the outstanding common shares of beneficial interest of Vornado.

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

At September 30, 2006, we owed Vornado $33,717,000 for leasing fees and $1,250,000 for management, property management and cleaning fees.

The following table shows the amounts incurred under the agreements described above.

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2006	2005	2006	2005
Company management fees	$750	$750	$2,250	$2,250
Development fee, guarantee fee and rent for development office	189	2,146	572	4,134
Leasing fees	1,246	748	3,159	10,683
Property management fees and payments for cleaning, engineering and security services	1,038	1,335	2,370	3,581
	$3,223	$4,979	$8,351	$20,648

In addition to the fees and costs described above, we incurred interest of $198,000 and $6,009,000 in the three and nine months ended September 30, 2005, respectively, on a $124,000,000 loan from Vornado, which was repaid on July 6, 2005.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Debt

The following is a summary of our outstanding debt.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	September 30, 2006	September 30, 2006		December 31, 2005

First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$395,558		$400,000
First mortgage, secured by the retail space at the Lexington Avenue property	Jul. 2015	4.93%	320,000	(1)	320,000	(1)
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	208,017		210,539
First mortgage, secured by the Rego Park I Shopping Center	Jun. 2009	7.25%	80,342		80,926
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
			$1,071,917		$1,079,465

_______________________________

(1)	In the event of a substantial casualty, up to $75,000,000 of this loan may become recourse to us.

6.	Net Gain on Sale of Condominiums

As of September 30, 2006, all of the 105 residential condominium units at 731 Lexington Avenue, were sold and closed. In connection therewith, from inception to September 30, 2006, we realized approximately $513,800,000 in net sales proceeds, which produced a pre-tax gain of approximately $137,300,000 and an after-tax net gain of approximately $74,199,000. Of this income, $13,256,000 and $54,517,000 were recognized in the nine months ended September 30, 2006 and 2005, respectively, and $1,372,000 was recognized in the three months ended September 30, 2005.

7.	Commitments and Contingencies

Insurance

We carry comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007, and (v) rental loss insurance) with respect to our assets.

On September 30, 2006, we renewed our annual all risk policy with limits of (i) $965,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our remaining properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Commitments and Contingencies - continued

Environmental Remediation

In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. We delineated the contamination, developed a remediation approach, and in July 2000 entered into a voluntary cleanup agreement with the New York State Department of Environmental Conservation (“NYSDEC”). We have completed the remediation work required pursuant to the NYSDEC remedial action workplan and have paid the $2,675,000 which was accrued in previous years, for our estimated obligation with respect to the cleanup of the site.

In July 2006, we discovered an oil spill at the above site. Based on a preliminary investigation, the spill may have occurred as a result of the actions of independent contractors. We have notified the NYSDEC about the spill and will be developing a remediation approach to clean up the site. The estimated costs associated with the clean up of the site will aggregate approximately $2,500,000 and are expected to be covered under our insurance policy, subject to our $500,000 deductible, which we have accrued. We intend to pursue all available remedies against parties believed to be at fault to the extent it is cost effective.

On December 12, 2005, an independent contractor that was retained by us to perform services in connection with the environmental remediation at our Kings Plaza Regional Shopping Center, filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions under an August 2005 agreement. The complaint seeks approximately $1,800,000 in damages, based on costs incurred, plus interest and legal fees. On March 3, 2006, we filed an answer stating that the independent contractor was only authorized by us, to incur costs of up to $500,000, representing the amount of the authorized purchase order.

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

In our opinion, after consultation with our legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Commitments and Contingencies - continued

Kings Plaza

In October 2006, we modified our agreement with Lowe’s Home Improvement Warehouse (“Lowes”), whereby Lowe’s will construct the building on land leased from us, rather than us constructing it for them. Accordingly, Lowe’s will reimburse us for costs we incurred to date in connection with the development of the building. This lease is expected to commence in the fourth quarter of 2006 and provides for a 20-year term with five 5-year renewal options.

Prior to April 15, 2005, we owned and operated an energy plant that generates electrical power at this property. On April 15, 2005, we contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash for a 25% interest in a joint venture. The joint venture is rebuilding the plant at a total cost of approximately $18,350,000, of which $11,300,000 has been expended through September 30, 2006. We provided the joint venture with a $15,350,000 facility for the construction, of which $9,726,000 (eliminated in consolidation) has been drawn as of September 30, 2006. The facility bears interest at 8% and matures in April 2020. Pursuant to the provisions of EITF 04-05, we are presumed to have “control” over the joint venture and accordingly consolidate this joint venture. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

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

Letters of Credit

Approximately $3,900,000 in standby letters of credit were issued and outstanding as of September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2006	2005	2006	2005
Numerator:
Loss from continuing operations	$(18,616)	$(8,126)	$(13,878)	$(12,589)
Net gain on sale of condominiums, net of income taxes	—	1,372	13,256	54,517
Net (loss) income applicable to common stockholders – Basic and Diluted	$(18,616)	$(6,754)	$(622)	$41,928
Weighted average shares outstanding – Basic	5,025,000	5,023,477	5,024,989	5,020,457
Effect of stock options	—	—	—	58,805
Weighted average shares outstanding – Diluted	5,025,000	5,023,477	5,024,989	5,079,262

(Loss) income per common share – Basic:
Loss from continuing operations	$(3.70)	$(1.61)	$(2.76)	$(2.51)
Net gain on sale of condominiums, net of income taxes	—	.27	2.64	10.86
Net (loss) income per common share	$(3.70)	$(1.34)	$(0.12)	$8.35

(Loss) income per common share – Diluted:
Loss from continuing operations	$(3.70)	$(1.61)	$(2.76)	$(2.48)
Net gain on sale of condominiums, net of income taxes	—	.27	2.64	10.73
Net (loss) income per common share	$(3.70)	$(1.34)	$(0.12)	$8.25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

October 30, 2006

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may,” or other similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. See “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, for more information about important factors that would cause actual results to differ materially from the results anticipated by these forward-looking statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2006 and 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Condominium Sales

As of September 30, 2006, all of the 105 residential condominium units at 731 Lexington Avenue, were sold and closed. In connection therewith, from inception to September 30, 2006, we realized approximately $513,800,000 in net sales proceeds, which produced a pre-tax gain of approximately $137,300,000 and an after-tax net gain of approximately $74,199,000. Of this income, $13,256,000 and $54,517,000 were recognized in the nine months ended September 30, 2006 and 2005, respectively, and $1,372,000 was recognized in the three months ended September 30, 2005.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. Based on our closing stock price of $310.25 at September 30, 2006 (compared to $271.76 at June 30, 2006 and $245.50 at December 31, 2005), we recorded $32,716,000 and $55,623,000 for an accrual of SARs compensation expense in the three and nine months ended September 30, 2006, respectively. The three and nine months ended September 30, 2005 include accruals of $18,062,000 and $46,750,000, respectively, for SARs compensation expense based on our closing stock price of $270.00 at September 30, 2005 (compared to $248.75 at June 30, 2005 and $215.00 at December 31, 2004).

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

Significant Tenants

Bloomberg L.P. accounted for 35% and 34% of our consolidated revenues in the nine months ended September 30, 2006 and 2005, respectively. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Quarters Ended September, 30, 2006 and 2005

Net loss for the quarter ended September 30, 2006 was $18,616,000, or $3.70 per diluted share, compared to a net loss of $6,754,000, or $1.34 per diluted share, for the quarter ended September 30, 2005. Net loss for the quarter ended September 30, 2006 includes, $32,716,000, or $6.51 per diluted share, for an accrual of SARs compensation expense. Net loss for the quarter ended September 30, 2005 includes $18,062,000 for an accrual of SARs compensation expense and $736,000 for a write-off of unamortized deferred debt expense in connection with repaying a construction loan, partially offset by, $1,372,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased net income by $17,426,000, or $3.47 per diluted share.

Property rentals were $34,014,000 in the quarter ended September 30, 2006, compared to $33,337,000 in the prior year’s quarter, an increase of $677,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue whose space was placed into service subsequent to the third quarter of 2005.

Tenant expense reimbursements were $16,785,000 in the quarter ended September 30, 2006, compared to $14,051,000 in the prior year’s quarter, an increase of $2,734,000. This increase was primarily from tenants at 731 Lexington Avenue under leases that commenced subsequent to the third quarter of 2005.

Operating expenses were $19,897,000 in the quarter ended September 30, 2006, compared to $17,567,000 in the prior year’s quarter, an increase of $2,330,000. This increase was primarily due to operating costs incurred at 731 Lexington Avenue as a result of the property becoming fully operational in the fourth quarter of 2005.

General and administrative expenses were $34,507,000 in the quarter ended September 30, 2006, compared to $19,225,000 in the prior year’s quarter, an increase of $15,282,000. This increase was primarily due to higher accruals for SARs compensation expense.

Interest and other income was $7,457,000 in the quarter ended September 30, 2006, compared to $4,530,000 in the prior year’s quarter, an increase of $2,927,000. This increase resulted primarily from higher average cash balances of approximately $82,000,000 and an increase in average yields on investments of approximately 1%.

Interest and debt expense was $17,375,000 in the quarter ended September 30, 2006, compared to $17,520,000 in the prior year’s quarter, a decrease of $145,000. This decrease was primarily due to $146,000 of interest capitalized in the current quarter, compared to none in the prior year’s quarter.

Minority interest of partially owned entity represents our venture partner’s 75% prorata share of net income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture. In the current quarter, we expensed $674,000 of organization costs incurred in connection with forming the joint venture, of which the minority partner’s share was $506,000.

Results of Operations for the Nine Months Ended September, 30, 2006 and 2005

Net loss for the nine months ended September 30, 2006 was $622,000, or $0.12 per diluted share, compared to net income of $41,928,000, or $8.25 per diluted share, for the nine months ended September 30, 2005. Net loss for the nine months ended September 30, 2006 includes, $55,623,000 for an accrual of SARs compensation expense, partially offset by $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased net income by $42,367,000, or $8.43 per diluted share. Net income for the nine months ended September 30, 2005 includes, $54,517,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue, partially offset by $46,750,000 for an accrual of SARs compensation expense and $736,000 for a write-off of unamortized deferred debt expense in connection with repaying a construction loan. These items, in the aggregate, increased net income by $7,031,000, or $1.38 per diluted share.

Property rentals were $101,846,000 in the nine months ended September 30, 2006, compared to $98,580,000 in the prior year’s nine months, an increase of $3,266,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue whose space was placed into service subsequent to the second quarter of 2005.

Tenant expense reimbursements were $46,700,000 in the nine months ended September 30, 2006, compared to $38,219,000 in the prior year’s nine months, an increase of $8,481,000. This increase was primarily from tenants at 731 Lexington Avenue under leases that commenced subsequent to the second quarter of 2005.

Operating expenses were $55,654,000 in the nine months ended September 30, 2006, compared to $45,982,000 in the prior year’s nine months, an increase of $9,672,000. This increase was primarily due to costs incurred at 731 Lexington Avenue as a result of becoming fully operational in the fourth quarter of 2005.

General and administrative expenses were $59,867,000 in the nine months ended September 30, 2006, compared to $50,306,000 in the prior year’s nine months, an increase of $9,561,000. This increase was primarily due to higher accruals for SARs compensation expense.

Interest and other income was $20,438,000 in the nine months ended September 30, 2006, compared to $7,487,000 in the prior year’s nine months, an increase of $12,951,000. This increase resulted primarily from higher average cash balances of approximately $278,000,000 and an increase in average yields on investments of approximately 1.5%.

Interest and debt expense was $51,523,000 in the nine months ended September 30, 2006, compared to $45,232,000 in the prior year’s nine months, an increase of $6,291,000. This increase was primarily due to a decrease in capitalized interest (interest of $260,000 was capitalized in the current period, compared to $6,935,000 of interest capitalized in the prior period).

Minority interest of partially owned entity represents our venture partner’s 75% prorata share of net income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture. In the current period, we expensed $674,000 of organization costs incurred in connection with forming the joint venture, of which the minority partner’s share was $506,000.

Liquidity and Capital Resources

Development Projects

Kings Plaza

In October 2006, we modified our agreement with Lowe’s Home Improvement Warehouse (“Lowes”), whereby Lowe’s will construct the building on land leased from us, rather than us constructing it for them. Accordingly, Lowe’s will reimburse us for costs we incurred to date in connection with the development of the building. This lease is expected to commence in the fourth quarter of 2006 and provides for a 20-year term with five 5-year renewal options.

Prior to April 15, 2005, we owned and operated an energy plant that generates electrical power at this property. On April 15, 2005, we contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash for a 25% interest in a joint venture. The joint venture is rebuilding the plant at a total cost of approximately $18,350,000, of which $11,300,000 has been expended through September 30, 2006. We provided the joint venture with a $15,350,000 facility for the construction, of which $9,726,000 (eliminated in consolidation) has been drawn as of September 30, 2006. The facility bears interest at 8% and matures in April 2020. Pursuant to the provisions of EITF 04-05, we are presumed to have “control” over the joint venture and accordingly consolidate this joint venture. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

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

Insurance

We carry comprehensive liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005 which expires in 2007, and (v) rental loss insurance) with respect to our assets.

On September 30, 2006, we renewed our annual all risk policy with limits of (i) $965,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our remaining properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

Cash Flows

Nine Months Ended September 30, 2006

Cash and cash equivalents were $622,177,000 at September 30, 2006, compared to $578,406,000 at December 31, 2005, an increase of $43,771,000.

Net cash provided by operating activities of $42,493,000 was comprised of (i) net loss of $622,000 and (ii) non-cash items of $18,002,000, offset by, (iii) the net change in operating assets and liabilities of $61,117,000. The adjustments for non-cash items are primarily comprised of (a) $24,529,000 resulting from the net gain on sale of condominiums, (b) the effect of straight-lining of rental income of $11,276,000 and (c) minority interest of partially owned entities of $506,000, partially offset by, (d) depreciation and amortization of $18,309,000.

Net cash provided by investing activities of $8,756,000 was primarily comprised of (i) $39,383,000 of proceeds from the sales of condominiums at 731 Lexington, partially offset by, (ii) capital expenditures of $26,138,000 and (iii) restricted cash of $4,489,000.

Net cash used in financing activities of $7,478,000 was primarily comprised of debt repayments of $7,548,000, partially offset by $70,000 for the exercise of share options.

Nine Months Ended September 30, 2005

Net cash provided by operating activities of $26,836,000 was comprised of (i) net income of $41,928,000, and (ii) the net change in operating assets and liabilities of $90,138,000, partially offset by non-cash items of $105,230,000. The adjustments for non-cash items are primarily comprised of (a) $100,878,000 resulting from the net gain on the sales of condominiums, (b) the effect of straight-lining of rental income of $21,919,000, partially offset by (c) $16,831,000 of depreciation and amortization and (d) $736,000 for the write-off of unamortized deferred debt expense in connection with repaying a construction loan.

Net cash provided by investing activities of $340,909,000 was primarily comprised of proceeds from the sales of condominiums of $437,436,000, partially offset by capital expenditures of $93,230,000. The capital expenditures primarily related to the 731 Lexington Avenue property.

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

FFO for the Quarter and Nine Months Ended September 30, 2006 and 2005

FFO for the quarter ended September 30, 2006 was a negative $13,035,000, or $2.59 per diluted share, compared to a negative $1,779,000, or $0.35 per diluted share for the quarter ended September 30, 2005. Negative FFO for the quarter ended September 30, 2006 includes, $32,716,000, or $6.51 per diluted share, for an accrual of SARs compensation expense. FFO for the quarter ended September 30, 2005 includes, $18,062,000 for an accrual of SARs compensation expense and $736,000 for a write-off of unamortized deferred debt expense in connection with repaying a construction loan, partially offset by, $1,372,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased FFO by $17,426,000, or $3.47 per diluted share.

FFO for the nine months ended September 30, 2006 was $15,648,000, or $3.08 per diluted share, compared to $56,486,000, or $11.12 per diluted share for the nine months ended September 30, 2005. FFO for the nine months ended September 30, 2006 includes, $55,623,000 for an accrual of SARs compensation expense, partially offset by, $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased FFO by $42,367,000, or $8.43 per diluted share. FFO for the nine months ended September 30, 2005, includes, $54,517,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue, partially offset by, $46,750,000 for an accrual of SARs compensation expense and $736,000 for a write-off of unamortized deferred debt expense in connection with repaying a construction loan. These items, in the aggregate, increased FFO by $7,031,000, or $1.38 per diluted share.

The following table reconciles net (loss) income to (negative FFO) FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2006	2005	2006	2005

Net (loss) income	$(18,616)	$(6,754)	$(622)	$41,928
Depreciation and amortization of real property	5,581	4,975	16,270	14,558
(Negative FFO) FFO	$(13,035)	$(1,779)	$15,648	$56,486

(Negative FFO) FFO per diluted share	$(2.59)	$(0.35)	$3.08	$11.12

Weighted average shares outstanding	5,025,000	5,023,477	5,024,989	5,020,457
Effect of stock options	—	—	59,497	58,805
Weighted average shares used in computing diluted FFO per share	5,025,000	5,023,477	5,084,486	5,079,262

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2006, we had $1,071,917,000 of fixed rate debt at a weighted average interest rate of 5.80% and as such, we have no exposure to changes in interest rates for the remaining terms of our existing debt.

The fair value of our debt, estimated by discounting future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $36,125,000 at September 30, 2006.

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

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with our legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

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

ALEXANDER’S, INC.
(Registrant)

Date October 30, 2006	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President -Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.
3.1	-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*
3.2	-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000	*
15.1	-	Letter regarding unaudited interim financial information
31.1	-	Rule 13a-14(a) certification of the Chief Executive Officer
31.2	-	Rule 13a-14(a) certification of the Chief Financial Officer
32.1	-	Section 1350 certification of the Chief Executive Officer
32.2	-	Section 1350 certification of the Chief Financial Officer
	*	_________________________ Incorporated by reference