Form 10-K
period 2006-12-31
ALEXANDERS INC
filed 2007-02-26
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $541,580,721 at June 30, 2006

As of February 1, 2007 there were 5,035,950 of the registrant’s common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 17, 2007.

_____________________________

(1)

These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2006, portions of which are incorporated by reference herein. See “Executive Officers of the Registrant” on page 19 of this Annual Report on Form 10-K for information relating to executive officers.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For a further discussion of these factors, see “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”).

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

(i)

the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York. The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which have all been sold. The building is 100% leased. Principal office tenants include Bloomberg L.P. (697,000 square feet) and Citibank N.A. (176,000 square feet). Principal retail tenants include The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet);

(ii)

the Kings Plaza Regional Shopping Center, located on Flatbush Avenue in Brooklyn, New York, which contains 1,098,000 square feet that is 97% leased and is comprised of a two-level mall containing 470,000 square feet, a 289,000 square foot department store leased to Sears and another anchor department store owned and operated as a Macy’s by Federated Department Stores, Inc.;

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

Property under development

(vi)

the Rego Park II property, containing approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The proposed development at Rego Park II consists of a mixed-use building containing 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartments in one or two towers. The funding required for the proposed development may be in excess of $500,000,000. We are currently exploring various alternatives for financing this project. As of December 31, 2006, we have leased 404,000 square feet of the retail space, of which, 135,000, 134,000 and 135,000 have been leased to Century 21, Kohl’s and Home Depot, respectively. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount; and

Property to be developed

(vii)

the Rego Park III property, containing approximately 3.4 acres of land adjacent to our Rego Park II property in Queens, New York, which comprises one-quarter square block at the intersection of Junction Boulevard and the Horace Harding Service Road.

Significant Tenants

Bloomberg L.P. accounted for 34%, 34% and 36% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Sears accounted for 11% of our consolidated revenues in 2004. No other tenant accounted for more than 10% of revenues in any of the last three years.

Relationship with Vornado

Vornado owned 32.8% of our outstanding common stock as of December 31, 2006. Steven Roth is the Chairman of our Board and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At December 31, 2006, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.6% of our outstanding common stock, and 8.5% of the outstanding common shares of beneficial interest of Vornado.

We are managed by, and our properties are leased and developed by, Vornado, pursuant to agreements which expire in March of each year and are automatically renewable. Vornado is a fully-integrated Real Estate Investment Trust (“REIT”) with significant experience in managing, leasing, developing, and operating retail and office properties.

At December 31, 2006, we owed Vornado $34,214,000 for leasing fees and $1,152,000 for management, property management and cleaning fees.

Environmental Matters

In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. We delineated the contamination, developed a remediation approach, and in July 2000 entered into a voluntary cleanup agreement with the New York State Department of Environmental Conservation (“NYSDEC”). We have completed the remediation work required pursuant to the NYSDEC remedial action workplan and have paid $2,675,000, which was accrued in previous years, for our estimated obligation with respect to the cleanup of the site.

In July 2006, we discovered an oil spill at the above site. Based on a preliminary investigation, the spill may have occurred as a result of the actions of independent contractors retained by us. We have notified the NYSDEC about the spill and will be developing a remediation approach to clean up the site. The estimated costs associated with the clean up of the site will aggregate approximately $2,500,000, which we expect to be covered under our insurance policy, subject to our $500,000 deductible, which we have accrued. We intend to pursue all available remedies against parties believed to be at fault to the extent it is cost effective.

Competition

We operate in a highly competitive environment. All of our properties are located in the greater New York City metropolitan area. We compete with a large number of real estate property owners and developers. Principal factors of competition are the amount of rent charged, attractiveness of location and quality and breadth of services provided. Our success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels. Our success is also subject to our ability to refinance existing debt as it comes due and on acceptable terms.

Employees

We currently have 96 employees.

Executive Office

Our principal executive office is located at 210 Route 4 East, Paramus, New Jersey, 07652 and our telephone number is (201) 587-8541.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as well as Reports on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge through our website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also have made available on our website, copies of our (i) Audit Committee charter, (ii) Compensation Committee Charter, (iii) Code of Business Conduct and Ethics and (iv) Corporate Governance Guidelines. In the event of any changes to these items, revised copies will be made available on our website.

Vornado and Interstate filed, on April 11, 2000, the 26th amendment to, a Form 13D with the SEC indicating that they, as a group, own in excess of 51% of our common stock. This ownership level makes us a “controlled” company for the purposes of the New York Stock Exchange, Inc.’s Corporate Governance Standards (the “NYSE Rules”). This means that we are not required to, among other things, have a majority of the members of our Board of Directors be independent under the NYSE Rules, have all of the members of our Compensation Committee be independent under the NYSE Rules or to have a Nominating Committee. While we have voluntarily complied with the majority independence requirements, we are under no obligation to do so and this situation may change at anytime.

ITEM 1A.	RISK FACTORS

Set forth below are material factors that may adversely affect our business and operations.

REAL ESTATE INVESTMENTS’ VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash.

The factors that affect the value of our real estate include, among other things:

•	national, regional and local economic conditions;
•	consequences of any armed conflict involving, or terrorist attack against, the United States;
•	our ability to secure adequate insurance;
•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
•	competition from other available space;
•	whether tenants and users such as customers and shoppers consider a property attractive;
•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•	whether we are able to pass some or all of any increased operating costs through to tenants;
•	how well we manage our properties;
•	fluctuations in interest rates;
•	changes in real estate taxes and other expenses;
•	changes in market rental rates;
•	the timing and costs associated with property improvements and rentals;
•	changes in taxation or zoning laws;
•	government regulation;
•	availability of financing on acceptable terms or at all;
•	potential liability under environmental or other laws or regulations; and
•	general competitive factors.

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

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. In addition, because a majority of our income comes from renting real property, our income, funds available to pay indebtedness and funds available for distribution to our stockholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our level of occupancy on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. If a major tenant declares bankruptcy or becomes insolvent, the rental property at which it leases space may have lower revenues and operational difficulties. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available for the payment of our indebtedness or distribution to our stockholders.

Some of our tenants represent a significant portion of our revenues. Loss of these tenant relationships or deterioration in the tenants’ credit quality could adversely affect results.

Bloomberg L.P. accounted for 34%, 34% and 36% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Sears accounted for 11% of our consolidated revenues in 2004. If we fail to maintain a relationship with any of our significant tenants or fail to perform our obligations under agreements with these tenants, or if any of these tenants fail or become unable to perform their obligations under the agreements, we expect that any one or more of these events would adversely affect our results of operations and financial condition.

Inflation may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our operations in the recent past, increased inflation could have a pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as theses costs could increase at a rate higher than our rents. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our overage rents, where applicable.

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

Each of our properties has been subjected to varying degrees of environmental assessment at various times. Except as referenced below, the environmental assessments did not, as of the date of this Annual Report on Form 10-K, reveal any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us.

In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. We delineated the contamination, developed a remediation approach, and in July 2000 entered into a voluntary cleanup agreement with the New York State Department of Environmental Conservation (“NYSDEC”). We have completed the remediation work required pursuant to the NYSDEC remedial action workplan and have paid $2,675,000, which was accrued in previous years, for our estimated obligation with respect to the cleanup of the site.

In July 2006, we discovered an oil spill at the above site. Based on a preliminary investigation, the spill may have occurred as a result of the actions of independent contractors retained by us. We have notified the NYSDEC about the spill and will be developing a remediation approach to clean up the site. The estimated costs associated with the clean up of the site will aggregate approximately $2,500,000, which we expect to be covered under our insurance policy, subject to our $500,000 deductible, which we have accrued. We intend to pursue all available remedies against parties believed to be at fault to the extent it is cost effective.

Some of our potential losses may not be covered by insurance.

We carry comprehensive liability and all risk property insurance for (i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005, which expires in 2007, and (v) rental loss insurance with respect to our assets, with limits of (i) $965,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our other properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

OUR INVESTMENTS ARE CONCENTRATED IN THE GREATER NEW YORK CITY METROPOLITAN AREA. CIRCUMSTANCES AFFECTING THIS AREA GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS.

All of our properties are in the greater New York City metropolitan area and are affected by the economic cycles and risks inherent in that area.

During the years ended December 31, 2006, 2005 and 2004, all of our revenues came from properties located in the greater New York City metropolitan area. Like other real estate markets, the real estate market in this area has experienced economic downturns in the past, and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy or a decline in the real estate market in this area could hurt the value of our properties and our financial performance. The factors affecting economic conditions in this region include:

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

WE MAY AQUIRE OR SELL ADDITIONAL ASSETS OR DEVELOP ADDITIONAL PROPERTIES. OUR FAILURE OR INABILITY TO CONSUMMATE THESE TRANSACTIONS OR MANAGE THE RESULTS OF THESE TRANSACTIONS COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS.

We may acquire or develop properties and this may create risks.

Although our stated business strategy is not to engage in acquisitions, we may acquire or develop properties when we believe that an acquisition or development project is consistent with our business strategy. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated.

It may be difficult to buy and sell real estate quickly.

Real estate investments are relatively difficult to buy and sell quickly. Consequently, we may have limited ability to vary our portfolio promptly in response to changes in economic or other conditions.

OUR ORGANIZATIONAL AND FINANCIAL STRUCTURE GIVES RISE TO OPERATIONAL AND FINANCIAL RISKS.

We depend on dividends and distributions from our direct and indirect subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

Substantially all of our properties and assets are held through subsidiaries. We depend on cash distributions and dividends from our subsidiaries for substantially all of our cash flow. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before that subsidiary may make distributions or dividends to us. Thus, our ability to pay dividends, if any, to our security holders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.

In addition, our participation in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, is only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the applicable direct or indirect subsidiaries are satisfied.

Our existing financing documents contain covenants and restrictions that may restrict our operational and financial flexibility.

At December 31, 2006, individual properties we own are encumbered by mortgages. These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance to prepay them. These mortgages may significantly restrict our operational and financial flexibility. In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities. In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have indebtedness, and this indebtedness and the cost to service it, may increase.

As of December 31, 2006, we had approximately $1,068,498,000 in total debt outstanding. Our ratio of total debt to total enterprise value was 41.6% at December 31, 2006. “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date. In addition, we have significant debt service obligations. For the year ended December 31, 2006, our scheduled cash payments for principal and interest were $77,492,000. In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value. If our level of indebtedness increases, there may be an increased risk of default that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.

We have issued outstanding and exercisable stock appreciation rights. The exercise of these stock appreciation rights may impact our liquidity.

As of December 31, 2006, 850,000 stock appreciation rights (“SARs”) were outstanding and exercisable, of which 350,000 expire on March 14, 2007 and 500,000 expire on March 4, 2009. These SARs have a weighted-average exercise price of $141.80. Since the SARs agreements require that they be settled in cash, we would have had to pay $236,176,000 if the holders of these SARs had exercised their SARs on December 31, 2006. Any change in our stock price from the closing price of $419.65 at December 31, 2006 would increase or decrease the amount we would have to pay upon exercise.

We might fail to qualify or remain qualified as a REIT, and may be required to pay income taxes at corporate rates.

Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might fail to remain qualified. Qualification as a REIT for federal income tax purposes are governed by highly technical and complex provisions of the Internal Revenue Code (the “Code”) for which there are only limited judicial or administrative interpretations. Qualification as a REIT also depends on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

In order to qualify and maintain our qualification as a REIT for federal income tax purposes, we are required, among other conditions, to distribute as dividends to our stockholders, at least 90% of annual REIT taxable income. As of December 31, 2006, we had reported net operating loss carryovers (“NOLs”) of $2,001,000, which generally would be available to offset the amount of REIT taxable income that we otherwise would be required to distribute. However, the NOLs reported on the tax returns are not binding on the Internal Revenue Service and are subject to adjustment as a result of future audits. In addition, under Section 382 of the Code, the ability to use our NOLs could be limited if, generally, there are significant changes in the ownership of our outstanding stock. Since our reorganization as a REIT commencing in 1995, we have not paid regular dividends and do not believe that we will be required to, and may not, pay regular dividends until the NOLs have been fully utilized.

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

ALEXANDER’S CHARTER DOCUMENTS AND APPLICABLE LAW MAY HINDER ANY ATTEMPT TO AQUIRE US.

Provisions in Alexander’s certificate of incorporation and by laws, as well as provisions of the Code and Delaware corporate law, may delay or prevent a change of control of the Company or a tender offer, even if such action might be beneficial to stockholders, and limit the stockholders’ opportunity to receive a potential premium for their shares of common stock over then prevailing market prices.

Primarily to facilitate maintenance of its qualification as a REIT, Alexander’s certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 9.9% of the outstanding shares of preferred stock of any class or 4.9% of outstanding common stock of any class. The Board of Directors may waive or modify these ownership limits with respect to one or more persons if it is satisfied that ownership in excess of these limits will not jeopardize Alexander’s status as a REIT for federal income tax purposes. In addition, the Board of Directors has, subject to certain conditions and limitations, exempted Vornado and certain of its affiliates from these ownership limitations. Stocks owned in violation of these ownership limits will be subject to the loss of rights and other restrictions. These ownership limits may have the effect of inhibiting or impeding a change in control.

Alexander’s Board of Directors is divided into three classes of directors. Directors of each class are chosen for three-year staggered terms. Staggered terms of directors may have the effect of delaying or preventing changes in control or management, even though changes in management or a change in control might be in the best interest of our stockholders.

In addition, Alexander’s charter documents authorize the Board of Directors to:

•	cause Alexander’s to issue additional authorized but unissued common stock or preferred stock;
•	classify or reclassify, in one or more series, any unissued preferred stock;
•	set the preferences, rights and other terms of any classified or reclassified stock that Alexander’s issues; and
•	increase, without stockholder approval, the number of shares of beneficial interest that Alexander’s may issue.

The Board of Directors could establish a series of preferred stock with terms that could delay, deter or prevent a change in control of Alexander’s or other transaction that might involve a premium price or otherwise be in the best interest of our stockholders, although the Board of Directors do not, at present, intend to establish a series of preferred stock of this kind. Alexander’s charter documents contain other provisions that may delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of our stockholders.

In addition, Vornado and Interstate (the three general partners of which are both trustees of Vornado and Directors of Alexander’s) together beneficially own approximately 60.3% of our outstanding shares of common stock. This degree of ownership may also reduce the possibility of a tender offer or an attempt to change control of the Company.

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

As of December 31, 2006, Interstate and its partners owned approximately 8.5% of the common shares of beneficial interest of Vornado and approximately 27.6% of our outstanding common stock. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate. Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate. Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors. In addition, Vornado manages and leases the real estate assets of Interstate.

As of December 31, 2006, Vornado owned 32.8% of our outstanding common stock, in addition to that owned by Interstate and its partners. In addition to the relationships described in the immediately preceding paragraph, Michael D. Fascitelli, the President and a trustee of Vornado, is our President and a member of our Board of Directors. Richard West is a trustee of Vornado and a member of our Board of Directors. In addition, Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same positions with Vornado.

Because of their overlapping interests, Vornado, Mr. Roth, Interstate and the other individuals noted in the preceding paragraphs may have substantial influence over Alexander’s, and on the outcome of any matters submitted to Alexander’s stockholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest among Vornado, Messrs. Roth, Mandelbaum and Wight and Interstate and other security holders. Vornado, Mr. Roth and Interstate may, in the future, engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting us, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, by us, competition for properties and tenants, possible corporate transactions such as acquisitions, and other strategic decisions affecting the future of these entities.

There may be conflicts of interest between Vornado, its affiliates and us.

Vornado manages, develops and leases our properties under agreements that have one-year terms expiring in March of each year, which are automatically renewable. Because we share common senior management with Vornado and because five of the trustees of Vornado also constitute the majority of our directors, the terms of the foregoing agreements and any future agreements may not be comparable to those we could have negotiated with an unaffiliated third party.

For a description of Interstate’s ownership of Vornado and Alexander’s, see “Steven Roth, Vornado and Interstate may exercise substantial influence over us. They and some of our other directors and officers have interests or positions in other entities that may compete with us.” above.

THE NUMBER OF SHARES OF ALEXANDER’S COMMON STOCK AND THE MARKET FOR THOSE SHARES GIVE RISE TO VARIOUS RISKS.

Alexander’s has available for issuance, shares of its common stock and outstanding and exercisable options to purchase its common stock. The issuance of this stock or the exercise of these options could decrease the market price of the shares of common stock currently outstanding.

As of December 31, 2006, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share. In addition, as of December 31, 2006, 69,900 options were outstanding and exercisable at a weighted-average exercise price of $70.38 and as of December 31, 2006, 850,000 SARs were outstanding and exercisable at a weighted-average exercise price of $141.80. Additionally, 895,000 shares are available for future grant under the terms of our Omnibus Stock Plan that may be in the form of options, restricted stock, SARs or other equity-based interests. Since the SARs agreements require that they be settled in cash, the number of shares available for future grant under the terms of our Omnibus Stock Plan will increase upon the exercise of the outstanding SARs. We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

The following table shows the location, ownership, approximate size and leasing status of each of our properties as of December 31, 2006.

Property	Land Area	Building Area	Average Annualized Base Rent Per Square Foot	Percent Leased	Significant Tenants	Square Footage Leased	Lease Expiration/ Option Expiration

Operating Properties:
731 Lexington Avenue	84,420 sq.ft.
New York, New York
Office		885,000	$ 54.41	100%	Bloomberg L.P.	697,000	2030/2040
					Citibank N.A.	176,000	2016

Retail		174,000	$ 137.05	100%	The Home Depot	83,000	2025/2035
		1,059,000(1)			The Container Store Hennes & Mauritz	34,000 27,000	2021 2020

Kings Plaza Regional Shopping Center Brooklyn, New York	24.3 acres	759,000(2)(3)	$ 37.13	97%	Sears 123 Mall tenants	289,000 455,000	2023/2033 Various

Rego Park I Queens Boulevard and 63rd Rd Queens, New York	4.8 acres	351,000(2)	$ 33.75	100%	Sears Circuit City Bed Bath &Beyond Marshalls	195,000 50,000 46,000 39,000	2021/2031 2021 2013/2021 2008/2021

Routes 4 and 17 Paramus, New Jersey	30.3 acres	N/A, Ground Lease	N/A, Ground Lease	100%	IKEA	N/A, Ground Lease	2041

Roosevelt Avenue and Main Street (4) Queens, New York	44,975 sq.ft.	177,000(2)		0%
		2,346,000

Property Under Development:
Rego Park II	6.6 acres				Century 21
Adjacent to Rego Park I Queens, New York					Kohl’s Home Depot

Property to be Developed:
Rego Park III	3.4 acres
Adjacent to Rego Park II Queens, New York

__________________________

(1)	Excludes 248,000 square feet of residential space consisting of 105 condominium units, which have all been sold.
(2)	Excludes parking garages.
(3)	Excludes the 339,000 square foot Macy’s store, owned and operated by Federated Department Stores, Inc.
(4)	Ground leased through January 2037.

For details of encumbrances, see descriptions of properties which follows.

Operating Properties

731 Lexington Avenue

The 731 Lexington Avenue property which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street, is situated in the heart of one of Manhattan’s busiest business and shopping districts, with convenient access to several subway and bus lines. The property is located directly across the street from Bloomingdale’s flagship store and only a few blocks away from Fifth Avenue and 57th Street.

731 Lexington Avenue is a 1,307,000 square foot multi-use building containing 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which have all been sold. The building is 100% leased. Principal office tenants include Bloomberg L.P. (697,000 square feet) and Citibank N.A. (176,000 square feet). Principal retail tenants include The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet).

The office and retail spaces are encumbered by first mortgage loans with balances of $393,232,000 and $320,000,000, respectively, at December 31, 2006. Such loans mature in February 2014 and July 2015 and bear interest at 5.33% and 4.93%, respectively.

Kings Plaza Regional Shopping Center

The Kings Plaza Regional Shopping Center (the “Center”) contains 1,098,000 square feet that is 97% leased and is comprised of a two-level mall (the “Mall”) containing 470,000 square feet and two four-level anchor stores. One of the anchor stores is owned by Federated Department Stores, Inc. and operated as a Macy’s store. The Center occupies a 24.3 acre site at the intersection of Flatbush Avenue and Avenue U in Brooklyn, New York. Among the Center’s features are a marina, a five-level parking garage and an energy plant that generates electrical power at the Center.

Lowe’s Home Improvement Warehouse (“Lowe’s”) will construct its own building adjacent to the Mall, on land leased from us for a 20-year term with five 5-year renewal options. In connection with this project, we have expended approximately $7,000,000, comprised of $5,100,000 in environmental remediation and $1,900,000 in site work. Lowe’s will reimburse us for the $1,900,000 incurred in site work. We have capitalized the remainder of the costs to the basis of the land. The ground lease is expected to commence in the first quarter of 2007 and provides for an initial annual rent of approximately $2,000,000.

Prior to April 15, 2005, we owned and operated an energy plant that generates electrical power at this property. On April 15, 2005, we contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash for a 25% interest in a joint venture. The joint venture is rebuilding the plant at a total cost of approximately $18,350,000, of which $14,500,000 has been expended through December 31, 2006. We provided the joint venture with a $15,350,000 loan, of which $11,426,000 (eliminated in consolidation) has been drawn as of December 31, 2006. The loan bears interest at 8% and matures in April 2020. Pursuant to the provisions of EITF Issue No. 04-5, we are presumed to have “control” over the joint venture and accordingly consolidate this joint venture. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

The following table sets forth lease expirations for the Mall tenants in the Center as of December 31, 2006, for each of the next ten years, assuming none of the tenants exercise their renewal options.

	Number of	Square Feet of	Annual Fixed Rent of Expiring Leases		Percent of	Percent of 2006 Gross
Year	Expiring Leases	Expiring Leases	Total	Per Square Foot	Total Leased Square Feet	Annual Base Rentals
Month to month	5	38,164	$1,452,071	$38.05	8.6%	6.2%
2007	14	56,415	2,409,427	42.71	12.7%	10.3%
2008	11	50,352	2,058,765	40.89	11.4%	8.8%
2009	14	62,136	2,151,149	34.62	14.0%	9.2%
2010	12	20,284	1,687,467	83.19	4.6%	7.2%
2011	14	37,994	2,414,915	63.56	8.6%	10.3%
2012	11	43,407	2,248,294	51.80	9.8%	9.6%
2013	12	38,521	2,499,061	64.88	8.7%	10.7%
2014	7	31,133	1,123,954	36.10	7.0%	4.8%
2015	5	11,385	548,145	48.15	2.6%	2.3%
2016	8	42,522	1,816,025	42.71	9.6%	7.8%
2017	4	10,880	485,730	44.64	2.5%	2.1%

The following table sets forth the occupancy rate and the average annual rent per square foot for the Mall stores for each of the past five years.

As of December 31,	Occupancy Rate	Average Annual Base Rent Per Square Foot

2006	94%	$52.78
2005	96%	51.15
2004	97%	49.65
2003	98%	47.95
2002	97%	45.59

The Center is encumbered by a first mortgage loan with a balance of $207,131,000 at December 31, 2006. The loan matures in June 2011 and bears interest at 7.46%.

Rego Park I

The Rego Park I property, located in Queens, New York, encompasses the entire block fronting on Queens Boulevard and bounded by 63rd Road, 62nd Drive, 97th Street and Junction Boulevard. The existing 351,000 square foot building was redeveloped in 1996 and is fully leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy. In conjunction with the redevelopment, a multi-level parking structure was constructed and provides paid parking spaces for approximately 1,200 vehicles.

The property is encumbered by a first mortgage loan with a balance of $80,135,000 at December 31, 2006. The loan matures in June 2009 and bears interest at 7.25%.

Paramus

We own 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The property is located directly across from the Garden State Plaza regional shopping mall and is within two miles of three other regional shopping malls and ten miles of New York City. This land is leased to IKEA Property, Inc. The lease has a 40-year term expiring in 2041, with a purchase option in 2021 for $75,000,000. We have a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a net gain on the sale of the land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years must include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

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

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable purchase deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that agreed to purchase this property. The party failed to meet its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions of the agreement. The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs. Pursuant to discussions with our legal counsel, we do not believe the party is entitled to either specific performance or a return of the deposit and are defending against the action.

We are currently in negotiations with various retailers to lease all or a portion of the property.

Property Under Development

Rego Park II

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard.

The proposed development at Rego Park II consists of a mixed-use building containing 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartments in one or two towers. The funding required for the proposed development may be in excess of $500,000,000. We are currently exploring various alternatives for financing this project. As of December 31, 2006, we have leased 404,000 square feet of the retail space, of which, 135,000, 134,000 and 135,000 have been leased to Century 21, Kohl’s and Home Depot, respectively. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Property to be Developed

Rego Park III

We own approximately 3.4 acres of land adjacent to our Rego Park II property in Queens, New York, which comprises one-quarter square block and is located at the intersection of Junction Boulevard and the Horace Harding Service Road.

The land is currently being used for public paid parking and while the current plans for the development of this parcel are preliminary, it may include up to 80,000 square feet of retail space. There can be no assurance that this project will commence, be completed, completed on time or completed for the budgeted amount.

Insurance

We carry comprehensive liability and all risk property insurance for (i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005, which expires in 2007, and (v) rental loss insurance with respect to our assets, with limits of (i) $965,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our other properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with our legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

For a discussion of the litigation concerning the sale of our subsidiary which owns the building and has the ground lease for our property in Flushing, New York, see “Item 2. Properties – Operating Properties – Flushing.”

For discussion concerning environmental matters, see “Item 1. Business—Environmental Matters.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

Name	Age	Principal Occupation, Position and Office (Current and during past five years with the Company unless otherwise stated)

Steven Roth	65

Chairman of the Board of Directors since May 2004 and Chief Executive Officer since
March 1995; Chairman of the Board and Chief Executive Officer of Vornado Realty
Trust since May 1989; Chairman of Vornado Realty Trust’s Executive Committee of the
Board since April 1980; and a trustee of Vornado Realty Trust since 1979; and
Managing General Partner of Interstate Properties.

Michael D. Fascitelli	50

President since August 2000; Director of the Company and President and trustee of
Vornado Realty Trust since December 1996; Partner at Goldman Sachs & Co., in charge of its real estate practice, from December 1992 to December 1996; and, prior thereto,
Vice President at Goldman Sachs & Co.

Stephen Mann	71

Chief Operating Officer since May 2004; Chairman of the Board of Directors from
March 1995 to May 2004; Interim Chairman of the Board of Directors from August
1994 to March 1995; Chief Executive Officer of Prescott Funding Company from
January 2003 to 2005; and Chairman of the Clifford Companies from 1990 to January 2003.

Joseph Macnow	61

Executive Vice President and Chief Financial Officer since June 2002; Executive Vice
President – Finance and Administration from March 2001 to June 2002; Vice President and Chief Financial Officer from August 1995 to March 2001; Executive Vice President
– Finance and Administration of Vornado Realty Trust since January 1998 and Chief
Financial Officer of Vornado Realty Trust since March 2001; and Vice President and
Chief Financial Officer of Vornado Realty Trust from 1985 to January 1998.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “ALX.” Set forth below are the high and low sales prices for the shares of common stock for each full quarterly period within the two most recent years.

	Year Ended December 31,
	2006		2005
Quarter	High	Low	High	Low

First	$289.00	$234.59	$257.75	$210.48
Second	288.55	250.00	259.29	223.00
Third	314.25	256.63	295.00	248.00
Fourth	449.90	305.52	271.63	231.75

As of February 1, 2007, there were approximately 459 holders of record of our common stock. We pay dividends only if, and when declared by our Board of Directors. No dividends were paid in 2006 and 2005. In order to qualify and maintain our qualification as a REIT, we are required, among other conditions, to distribute as dividends to our stockholders at least 90% of annual REIT taxable income. As of December 31, 2006, we had Net Operating Loss Carryovers (“NOLs”) of approximately $2,001,000, which generally would be available to offset the amount of REIT taxable income that otherwise would be required to be distributed as a dividend to our stockholders.

Recent Sales of Unregistered Securities

During 2006, we did not sell any unregistered securities.

Recent Purchases of Equity Securities

During the fourth quarter of 2006, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index. The graph assumes that $100 was invested on December 31, 2001 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2001	2002	2003	2004	2005	2006
Alexander’s	100	113	219	378	431	738
S&P 500 Index	100	80	119	141	147	174
The NAREIT All Equity Index	100	104	142	187	210	284

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2006		2005		2004		2003		2002

Total revenues	$198,772		$187,085		$148,895		$87,162		$76,800

(Loss) income from continuing operations	$(88,239	)(1)	$21,298	(1)	$(37,331	) (1)	$(18,948	) (1)	$12,400
Income from discontinued operations	—		—		—		1,206		11,184
Net gain on sale of condominiums in 2006 and 2005 and other real estate in 2004, after income taxes	13,256		60,943		3,862		—		—
Net (loss) income	$(74,983)		$82,241		$(33,469)		$(17,742)		$23,584

(Loss) income per common share (basic and diluted):
(Loss) income from continuing operations-- basic	$(17.56)		$4.24		$(7.45)		$(3.79)		$2.48
(Loss) income from continuing operations-- diluted	(17.56)		4.19		(7.45)		(3.79)		2.48
(Loss) income per common share-- basic	(14.92)		16.38		(6.68)		(3.53)		4.72
(Loss) income per common share-- diluted	(14.92)		16.19		(6.68)		(3.53)		4.72

Balance sheet data:
Total assets	$1,447,242		$1,403,317		$1,244,801		$920,996		$664,912
Real estate, at cost	692,388		699,136		955,107		826,546		600,661
Accumulated depreciation and amortization	80,779		88,976		74,028		62,744		57,686
Debt	1,068,498		1,079,465		952,528		731,485		543,807
Stockholders’ equity	27,182		101,324		18,368		50,923		68,665

__________________________

(1)	Includes SARs compensation expense accruals of $148,613,000, $27,588,000, $76,789,000 and $44,917,000 in 2006, 2005, 2004 and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Alexander’s, Inc. is a real estate investment trust (“REIT”) engaged in leasing, managing, developing and redeveloping properties. All references to “we,” “us,” “our,” “Company,” and “Alexander’s”, refer to Alexander’s, Inc. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”). We have six properties in the greater New York City metropolitan area including the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building in Manhattan, and the Kings Plaza Regional Shopping Center located in Brooklyn.

Competition

We compete with a large number of real estate property owners and developers. Our success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels. Our success is also subject to our ability to refinance existing debt as it comes due and on acceptable terms.

Year Ended December 31, 2006 Financial Results Summary

Net loss for the year ended December 31, 2006 was $74,983,000, or $14.92 per diluted share, compared to net income of $82,241,000, or $16.19 per diluted share, for the year ended December 31, 2005. Funds from operations (“FFO”) for the year ended December 31, 2006 was a negative $53,242,000, or $10.59 per diluted share, compared to a positive $102,037,000, or $20.09 per diluted share, for the year ended December 31, 2005.

Net loss and negative FFO for the year ended December 31, 2006 include $148,613,000 for an accrual of stock appreciation rights (“SARs”) compensation expense, partially offset by $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased net income and FFO by $135,357,000, or $26.92 per diluted share. Net income and FFO for the year ended December 31, 2005 include $60,943,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue and $2,088,000 of income from the settlement of claims against third parties for environmental remediation at Kings Plaza, partially offset by $27,588,000 for an accrual of SARs compensation expense. These items, in the aggregate, increased net income and FFO by $35,443,000, or $6.98 per diluted share.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that we believe are critical to the preparation of our consolidated financial statements. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives, which range from 7 to 50 years. Betterments, significant renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property. The recognition of depreciation expense requires estimates by us of the useful life of each property and improvement, as well as an allocation of the costs associated with a property, including capitalized costs, to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense could be misstated.

Our properties are reviewed for impairment if events or circumstances change, indicating that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of the property. The carrying amount of an asset would be adjusted, if necessary, to reflect an impairment in the value of the asset. If we incorrectly estimate undiscounted cash flows, impairment charges may be different. The impact of such estimates in connection with future impairment analyses could be material to our consolidated financial statements. As of December 31, 2006 and 2005, we had no impairment charges.

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

Revenue Recognition

We have the following revenue sources and revenue recognition policies:

•

Base rent (revenue arising from tenant leases) – These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and free rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

•

Percentage Rent (revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds) – These rents are recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that this contingent revenue is only to be recognized after the contingency has been removed (i.e., the sales threshold has been achieved).

•

Expense Reimbursement (revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties) – This revenue is accrued in the same periods as the expenses are incurred.

•

Condominium Sales (income arising from the sales of condominium units at the Lexington Avenue property) – Income on deposits received for sales of condominium units has been deferred in accordance with the deposit method of SFAS No. 66, Accounting for Sales of Real Estate. Gains on sales of condominium units are recognized under the percentage of completion method.

We assess, among other things, the collectibility of revenue before recognition. If we incorrectly assess collectibility of revenue, net earnings and assets could be misstated.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, our net operating loss carryovers (“NOLs”) generally would be available to offset the amount of our REIT taxable income that would otherwise be required to be distributed as dividends to our stockholders.

We have elected to treat our wholly owned subsidiary, 731 Residential LLC, as a taxable REIT subsidiary (“TRS”). The TRS is subject to income tax at regular corporate tax rates. Our NOLs will not be available to offset taxable income of TRS. As of December 31, 2006, all of the 105 residential condominium units were sold and closed. In connection therewith, during the years ended December 31, 2006 and 2005, TRS recognized $11,273,000 and $51,825,000 of income tax expense, respectively, of which $12,558,000 and $13,870,000 were paid in the years ended December 31, 2006 and 2005, respectively. TRS deferred income taxes, where applicable, are accounted for in accordance with Statements of Financial Accounting Standards (“SFAS”) 109, Accounting For Income Taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

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

Recently Issued Accounting Literature

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R on the modified prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion 20 and SFAS 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. This adoption had no effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 on January 1, 2007, did not have a material effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be adjusted to the fair value at the end of each reporting period. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 on January 1, 2007, did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. We are currently in the process of analyzing our uncertain tax positions, however, based on information currently available, we believe that the adoption of FIN 48 could result in a cumulative effect adjustment in the range of $3,500,000 to $4,800,000, which would be accounted for as a reduction to the January 1, 2007 balance of retained earnings. This estimate is subject to revision upon the completion of our analysis.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 on January 1, 2008, will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R. SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the measurement date provisions is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 is not expected to have any effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for the first fiscal period ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

Results of Operations

Years Ended December 31, 2006 and December 31, 2005

We had a net loss of $74,983,000 for the year ended December 31, 2006, compared to net income of $82,241,000, for the year ended December 31, 2005. Net loss for 2006 includes $148,613,000 for an accrual of SARs compensation expense, partially offset by $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. The items, in the aggregate, decreased net income by $135,357,000. Net income for the year ended December 31, 2005 includes $60,943,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue and $2,088,000 of income from the settlement of claims against third parties for environmental remediation at Kings Plaza, partially offset by $27,588,000 for an accrual of SARs compensation expense. These items, in the aggregate, increased net income by $35,443,000.

Property rentals were $137,072,000 in 2006, compared to $132,949,000 in 2005, an increase of $4,123,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue whose space was placed into service subsequent to the second quarter of 2005.

Tenant expense reimbursements were $61,700,000 in 2006, compared to $54,136,000 in 2005, an increase of $7,564,000. This increase was largely due to reimbursements from tenants at 731 Lexington Avenue under leases that commenced subsequent to the second quarter of 2005.

Operating expenses were $71,980,000 in 2006, compared to $64,872,000 in 2005, an increase of $7,108,000. This increase was primarily due to (i) $4,900,000 at 731 Lexington Avenue as a result of the property becoming fully operational in the fourth quarter of 2005; (ii) $800,000 in connection with operating the energy plant and (iii) $500,000 for environmental remediation in connection with an oil spill at our Kings Plaza Regional Shopping Center.

General and administrative expenses were $154,844,000 in 2006, compared to $32,393,000 in 2005, an increase of $122,451,000. This increase was primarily due to higher accruals for SARs compensation expense.

Depreciation and amortization expense was $21,813,000 in 2006, compared to $19,877,000 in 2005, an increase of $1,936,000. This increase was due to depreciation on the 731 Lexington Avenue building and improvements, which became fully operational in the fourth quarter of 2005.

Interest and other income, net was $28,257,000 in 2006, compared to $14,769,000 in 2005, an increase of $13,488,000. This increase was primarily due to higher average cash balances of $209,000,000 and an increase in average yields on investments of approximately 1.4%, partially offset by, a decrease in other income (2005 included income of $2,088,000 from the settlement of claims against third parties for environmental remediation at Kings Plaza).

Interest and debt expense was $67,726,000 in 2006, compared to $62,678,000 in 2005, an increase of $5,048,000. This increase was primarily due to a lower amount of interest capitalized in the current year (interest of $1,378,000 was capitalized in 2006, compared to $6,935,000 in 2005).

Minority interest of partially owned entity represents our venture partner’s 75% prorata share of net income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture. In the current year, we expensed $1,460,000 of organization costs incurred in connection with forming the joint venture, of which the minority partner’s share was $1,095,000.

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

RELATED PARTY TRANSACTIONS

Vornado

Vornado owned 32.8% of our outstanding common stock as of December 31, 2006. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

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

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event of a sale of an asset, the fee is 3% of gross proceeds, as defined. In the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers. Such amounts are payable annually in an amount not to exceed $2,500,000, with interest at 9% per annum on the unpaid balance.

Effective January 1, 2007, we modified our leasing agreement with Vornado. Pursuant to the modification, (i) the existing 3% commission on asset sales was adjusted so that for asset sales greater than $50,000,000, the fee is 1% of gross proceeds, as defined; (ii) in the event third party real estate brokers are used in connection with asset sales, the fees to Vornado no longer increase by 1% and Vornado continues to be responsible for the fees to such third party real estate brokers; and (iii) the annual amount payable for fees under this agreement was increased to $4,000,000, and the interest rate on the unpaid balance was adjusted to one-year LIBOR plus 100 bps per annum (6.34 % at January 1, 2007).

Other Agreements

We have also entered into agreements with Building Management Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

731 Lexington Avenue Fees

On July 6, 2005, we completed a $320,000,000 mortgage financing of the retail space. In connection therewith, we repaid the remaining balance of the construction loan and the $124,000,000 loan to Vornado. In addition, we paid Vornado the unpaid balance of the development fee of $20,624,000 and $6,300,000 for the Completion Guarantee Fee.

The following table shows the amounts incurred under the management, leasing and development agreements.

(Amounts in thousands)	Year Ended December 31,
	2006	2005	2004
Company management fees	$3,000	$3,000	$3,000
Development fee, guarantee fee and rent for development office	755	4,431	5,955
Leasing fees	4,505	11,671	12,156
Property management fees and payments for cleaning, engineering and security services	3,383	4,776	2,481
	$11,643	$23,878	$23,592

At December 31, 2006, we owed Vornado $34,214,000 for leasing fees, and $1,152,000 for management, property management and cleaning fees.

RELATED PARTY TRANSACTIONS - Continued

Other

In the years ended December 31, 2006, 2005 and 2004, Winston & Strawn LLP, a law firm in which Neil Underberg, a member of our Board of Directors, is of counsel, performed legal services for us for which it was paid $106,000, $368,000 and $323,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that cash from operations, together with existing cash balances, will be adequate to fund our business operations, recurring capital expenditures, and debt amortization over the next twelve months.

Development Projects

Rego Park II

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard.

The proposed development at Rego Park II consists of a mixed-use building containing 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartments in one or two towers. The funding required for the proposed development may be in excess of $500,000,000. We are currently exploring various alternatives for financing this project. As of December 31, 2006, we have leased 404,000 square feet of the retail space, of which, 135,000, 134,000 and 135,000 have been leased to Century 21, Kohl’s and Home Depot, respectively. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Kings Plaza

The Kings Plaza Regional Shopping Center (the “Center”) contains 1,098,000 square feet and is comprised of a two-level mall (the “Mall”) containing 470,000 square feet and two four-level anchor stores. One of the anchor stores is owned by Federated Department Stores, Inc. and operated as a Macy’s store. The Center occupies a 24.3 acre site at the intersection of Flatbush Avenue and Avenue U in Brooklyn, New York. Among the Center’s features are a marina, a five-level parking garage and an energy plant that generates electrical power at the Center.

Lowe’s Home Improvement Warehouse (“Lowe’s”) will construct its own building adjacent to the Mall, on land leased from us for a 20-year term with five 5-year renewal options. In connection with this project, we have expended approximately $7,000,000, comprised of $5,100,000 in environmental remediation and $1,900,000 in site work. Lowe’s will reimburse us for the $1,900,000 incurred in site work. We have capitalized the remainder of the costs to the basis of the land. The ground lease is expected to commence in the first quarter of 2007 and provides for an initial annual rent of approximately $2,000,000.

Prior to April 15, 2005, we owned and operated an energy plant that generates electrical power at this property. On April 15, 2005, we contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash for a 25% interest in a joint venture. The joint venture is rebuilding the plant at a total cost of approximately $18,350,000, of which $14,500,000 has been expended through December 31, 2006. We provided the joint venture with a $15,350,000 loan, of which $11,426,000 (eliminated in consolidation) has been drawn as of December 31, 2006. The loan bears interest at 8% and matures in April 2020. Pursuant to the provisions of EITF Issue No. 04-5, we are presumed to have “control” over the joint venture and accordingly consolidate this joint venture. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

LIQUIDITY AND CAPITAL RESOURCES – Continued

Insurance

We carry comprehensive liability and all risk property insurance for (i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005, which expires in 2007, and (v) rental loss insurance with respect to our assets, with limits of (i) $965,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our other properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

Debt and Contractual Obligations

Below is a summary of our properties and their encumbrances at December 31, 2006:

(Amounts in thousands)	Balance	Interest Rate	Maturity

Lexington Office	$393,232	5.33%	Feb. 2014
Lexington Retail (1)	320,000	4.93%	July 2015
Kings Plaza	207,131	7.46%	June 2011
Rego Park I	80,135	7.25%	June 2009
Paramus	68,000	5.92%	Oct. 2011
Rego Park II (land)	—	N/A	N/A
Rego Park III (land)	—	N/A	N/A
Flushing (leasehold interest)	—	N/A	N/A
	$1,068,498

__________________________

(1)	In the event of a substantial casualty, up to $75,000,000 of this loan may become recourse.

Below is a summary of our contractual obligations at December 31, 2006:

(Amounts in thousands)	Total	Less than One Year		One to Three Years	Three to Five Years	More than Five Years

Contractual obligations
Long-term debt obligations	$1,463,289	$76,799		$228,262	$432,982	$725,246
Operating lease obligations	16,204	785		1,598	2,407	11,414
Purchase obligations, primarily construction commitments	58,227	58,227		—	—	—
Other obligations	300,933	240,176	(1)	8,000	12,000	40,757
	$1,838,653	$375,987		$237,860	$447,389	$777,417

Commitments
Standby letters of credit	$3,900	$3,900		$—	$—	$—

___________________

(1)	Includes $236,176,000 of liabilities for SARs.

LIQUIDITY AND CAPITAL RESOURCES – Continued

Cash Flows

Year Ended December 31, 2006

Cash and cash equivalents were $615,516,000 at December 31, 2006, compared to $578,406,000 at December 31, 2005, an increase of $37,110,000. This increase resulted primarily from $56,844,000 of net cash provided by operating activities, partially offset by $9,608,000 of net cash used in investing activities and $10,126,000 of net cash used in financing activities.

Rental income from our properties is our principal source of operating cash flow. Our property rental income is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, non-development capital improvements and interest expense. Other sources of liquidity to fund our cash requirements include our existing cash, proceeds from debt financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

Net cash provided by operating activities of $56,844,000 was primarily comprised of (i) adjustments for non-cash items of $132,460,000, partially offset by, (ii) net loss of $74,983,000 and (iii) a net change in operating assets and liabilities of $633,000. The adjustments for non-cash items were primarily comprised of (i) liabilities for SARs compensation expense of $148,613,000, and (ii) depreciation and amortization of $24,461,000, partially offset by, (iii) a pre-tax net gain of $24,529,000 from the sale of residential condominiums at 731 Lexington Avenue, (ii) straight-lining of rental income of $14,990,000 and (iv) minority interest of $1,095,000.

Net cash used in investing activities of $9,608,000 was primarily comprised of (i) capital expenditures of $48,073,000 and (ii) restricted cash of $918,000, partially offset by, (iii) $39,383,000 of net proceeds from the sale of residential condominiums at 731 Lexington Avenue.

Net cash used in financing activities of $10,126,000 was primarily comprised of repayments of borrowings of $10,967,000, partially offset by, $841,000 for the exercise of share options.

Year Ended December 31, 2005

Cash and cash equivalents were $578,406,000 at December 31, 2005, compared to $128,874,000 at December 31, 2004, an increase of $449,532,000. This increase resulted primarily from $337,516,000 and $118,135,000 of net cash provided by investing activities and financing activities, respectively, partially offset by, $6,119,000 of net cash used in operating activities.

Net cash used in operating activities of $6,119,000 was primarily comprised of (i) adjustments for non-cash items of $150,387,000, partially offset by, (ii) net income of $82,241,000 and (iii) a net change in operating assets and liabilities of $62,027,000. The adjustments for non-cash items were primarily comprised of (i) a pre-tax net gain of $112,768,000 from the sale of residential condominiums at 731 Lexington Avenue, (ii) liabilities for SARs compensation expense of $34,143,000, (iii) straight-lining of rental income of $29,298,000, partially offset by (iv) depreciation and amortization of $22,836,000, and (v) minority interest of $2,250,000.

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

LIQUIDITY AND CAPITAL RESOURCES – Continued

Year Ended December 31, 2004

Net cash provided by operating activities of $27,853,000 was comprised of (i) non-cash items of $51,468,000, partially offset by (ii) a net loss of $33,469,000 and (iii) a net change in operating assets and liabilities of $9,854,000. The adjustments for non-cash items were comprised of (i) liabilities for SARs compensation expense of $76,789,000, (ii) $18,818,000 of depreciation and amortization and (iii) $3,050,000 resulting from the write-off of unamortized deferred debt expense, partially offset by, (iv) the effect of straight-lining of rental income of $43,327,000, and (v) the gain on sale of real estate of $3,862,000.

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

Funds from Operations (“FFO”) for the Years Ended December 31, 2006 and 2005

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

FFO for the year ended December 31, 2006 was a negative $53,242,000, or $10.59 per diluted share, compared to a positive $102,037,000 or $20.09 per diluted share, for the year ended December 31, 2005.

Negative FFO for the year ended December 31, 2006 includes $148,613,000 for an accrual of SARs compensation expense, partially offset by, $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased FFO by $135,357,000, or $26.92 per diluted share. FFO for the year ended December 31, 2005 includes, $60,943,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue and $2,088,000 of income from the settlement of claims against third parties for environmental remediation at Kings Plaza, partially offset by, $27,588,000 for an accrual of SARs compensation expense. These items, in the aggregate, increased FFO by $35,443,000, or $6.98 per diluted share.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2006	2005

Net (loss) income	$(74,983)	$82,241
Depreciation and amortization of real property	21,741	19,796
(Negative FFO) FFO	$(53,242)	$102,037

(Negative FFO) FFO per common share – diluted	$(10.59)	$20.09

Weighted average shares used in computing diluted FFO per share	5,025,726	5,080,171

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006, we had $1,068,498,000 of fixed rate debt at a weighted average interest rate of 5.80%; as such we have no exposure to changes in interest rates for the remaining terms of our existing debt.

The fair value of our debt, estimated by discounting the future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $50,110,000 at December 31, 2006.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules included in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 26, 2007

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	579,595	594,574
Construction in progress	43,338	35,107
Total	692,388	699,136
Accumulated depreciation and amortization	(80,779)	(88,976)
Real estate, net	611,609	610,160

Cash and cash equivalents	615,516	578,406
Restricted cash	3,682	2,764
Accounts receivable, net of allowance for doubtful accounts of $481 and $526, respectively	3,593	3,215
Receivable arising from the straight-lining of rents	115,027	100,037
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $43,163 and $44,831, respectively	69,119	72,600
Deferred debt issuance costs, net	18,201	20,849
Other assets	10,495	15,286
TOTAL ASSETS	$1,447,242	$1,403,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,068,498	$1,079,465
Amounts due to Vornado	35,366	34,324
Accounts payable and accrued expenses	41,140	44,867
Liability for stock appreciation rights	236,176	87,563
Other liabilities	37,725	53,524
TOTAL LIABILITIES	1,418,905	1,299,743

MINORITY INTEREST	1,155	2,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,173	5,173
Additional paid-in capital	27,118	26,343
(Deficit) retained earnings	(4,344)	70,639
	27,947	102,155
Treasury stock: 137,500 and 149,450 shares, at cost	(765)	(831)
TOTAL STOCKHOLDERS' EQUITY	27,182	101,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,447,242	$1,403,317

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
REVENUES
Property rentals	$137,072	$132,949	$110,541
Expense reimbursements	61,700	54,136	38,354
Total revenues	198,772	187,085	148,895

EXPENSES
Operating (including fees to Vornado of $2,310, $2,451 and $1,937, respectively)	71,980	64,872	47,615
General and administrative (including stock appreciation rights compensation expense of $148,613, $27,588 and $76,789, respectively, and management fees to Vornado of $2,160 in each year)	154,844	32,393	81,285
Depreciation and amortization	21,813	19,877	15,527
Total expenses	248,637	117,142	144,427

OPERATING (LOSS) INCOME	(49,865)	69,943	4,468

Interest and other income, net	28,257	14,769	1,571
Interest and debt expense (including interest to Vornado of $3,025, $8,853 and $14,554, respectively)	(67,726)	(62,678)	(40,320)
Write off of unamortized deferred debt expense	—	(736)	(3,050)
Minority interest of partially owned entity	1,095	—	—
(Loss) Income from continuing operations	(88,239)	21,298	(37,331)
Net gain on sale of condominiums in 2006 and 2005, and other real estate in 2004	24,529	112,768	3,862
Income tax expense of taxable REIT subsidiary	(11,273)	(51,825)	—
NET (LOSS) INCOME	$(74,983)	$82,241	$(33,469)

(Loss) Income per common share – Basic:
(Loss) Income from continuing operations	$(17.56)	$4.24	$(7.45)
Net gain on sale of condominiums in 2006 and 2005 and other real estate in 2004, after income taxes	2.64	12.14	.77
Net (loss) income per common share	$(14.92)	$16.38	$(6.68)
(Loss) Income per common share – Diluted:
(Loss) Income from continuing operations	$(17.56)	$4.19	$(7.45)
Net gain on sale of condominiums in 2006 and 2005 and other real estate in 2004, after income taxes	2.64	12.00	.77
Net (loss) income per common share	$(14.92)	$16.19	$(6.68)

See notes to consolidated financial statements.

ALEXANDER'S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Total Stockholders’ Equity

Balance, January 1, 2004	$5,173	$24,843	$21,867	$(960)	$50,923
Net loss	—	—	(33,469)	—	(33,469)
Common shares issued under share option plan	—	842	—	72	914
Balance, December 31, 2004	5,173	25,685	(11,602)	(888)	18,368

Net income	—	—	82,241	—	82,241
Common shares issued under share option plan	—	658	—	57	715
Balance, December 31, 2005	5,173	26,343	70,639	(831)	101,324

Net loss	—	—	(74,983)	—	(74,983)
Common shares issued under share option plan	—	775	—	66	841
Balance, December 31, 2006	$5,173	$27,118	$(4,344)	$(765)	$27,182

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income:	$(74,983)	$82,241	$(33,469)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Liability for stock appreciation rights	148,613	(34,143)	76,789
Net gain on sale of condominiums in 2006 and 2005 and other real estate in 2004	(24,529)	(112,768)	(3,862)
Straight-lining of rental income	(14,990)	(29,298)	(43,327)
Depreciation and amortization (including amortization of debt issuance costs)	24,461	22,836	18,818
Minority interest of partially owned entity	(1,095)	2,250	—
Write-off of unamortized deferred debt expense	—	736	3,050
Change in operating assets and liabilities:
Accounts receivable, net	(378)	1,657	(1,771)
Other assets	(4,017)	(8,414)	(3,706)
Amounts due to Vornado	1,042	8,628	9,977
Accounts payable and accrued expenses	4,070	7,840	5,564
Income tax liability of taxable REIT subsidiary	(1,285)	37,955	—
Other liabilities	(65)	14,361	(210)
Net cash provided by (used in) operating activities	56,844	(6,119)	27,853

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of condominiums in 2006, 2005 and other real estate in 2004	39,383	455,012	4,294
Additions to real estate	(48,073)	(110,481)	(146,232)
Real estate acquisitions	—	(7,121)	—
Cash restricted for operating liabilities	(918)	106	2,996
Net cash (used in) provided by investing activities	(9,608)	337,516	(138,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	344,832	477,798
Repayments of borrowings	(10,967)	(217,895)	(256,755)
Debt issuance costs	—	(9,517)	(3,330)
Exercise of share options	841	715	914
Net cash (used in) provided by financing activities	(10,126)	118,135	218,627

Net increase in cash and cash equivalents	37,110	449,532	107,538
Cash and cash equivalents at beginning of year	578,406	128,874	21,336
Cash and cash equivalents at end of year	$615,516	$578,406	$128,874

SUPPLEMENTAL INFORMATION
Cash payments for interest (of which $1,378, $6,935 and $25,087 have been capitalized)	$66,526	$66,321	$60,968
Cash payments for income taxes	$12,558	$13,870	$—

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”).

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

(i)

the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York. The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which have all been sold. The building is 100% leased. Principal office tenants include Bloomberg L.P. (697,000 square feet) and Citibank N.A. (176,000 square feet). Principal retail tenants include The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet);

(ii)

the Kings Plaza Regional Shopping Center, located on Flatbush Avenue in Brooklyn, New York, which contains 1,098,000 square feet that is 97% leased and is comprised of a two-level mall containing 470,000 square feet, a 289,000 square foot department store leased to Sears and another anchor department store owned and operated as a Macy’s by Federated Department Stores, Inc.;

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

Property under development

(vi)

the Rego Park II property, containing approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard; and

Property to be developed

(vii) the Rego Park III property, containing approximately 3.4 acres of land adjacent to our Rego Park II property in Queens, New York, which comprises one-quarter square block at the intersection of Junction Boulevard and the Horace Harding Service Road.

We have determined that our properties have similar economic characteristics and meet the other criteria which permit the properties to be aggregated into one reportable segment (the leasing, management, development and redeveloping of properties in the greater New York City metropolitan area). Our chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each property represents its net rental revenues less its real estate operating expenses.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives, which range from 7 to 50 years. Betterments, significant renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.

Our properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of the property. The carrying amount of an asset would be adjusted, if necessary, to reflect an impairment in the value of the asset. As of December 31, 2006 and 2005, we had no impairment charges.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include cash restricted under financing arrangements. Such cash is reflected on the consolidated balance sheets as “restricted cash.”

Allowance for Doubtful Accounts –We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

Deferred Charges – Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest and debt expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

Fair Value of Financial Instruments – The fair value of the our debt, estimated by discounting the future cash flows using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $50,110,000 at December 31, 2006.

Revenue Recognition – We have the following revenue sources and revenue recognition policies:

Base rent (revenue arising from tenant leases) – These rents are recognized over the non-cancelable term of the  related leases on a straight-line basis which includes the effects of rent steps and free rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Percentage Rent (revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds) – These rents are recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that this contingent revenue is only to be recognized after the contingency has been removed (i.e., the sales threshold has been achieved).

Expense Reimbursement (revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties) – This revenue is accrued in the same periods as the expenses are incurred.

Condominium Sales (income arising from the sales of condominium units at the Lexington Avenue property) –  Income on deposits received for sales of condominium units has been deferred in accordance with the deposit method of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Gains on sales of condominium, units are recognized under the percentage of completion method.

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, our net operating loss carryovers (“NOLs”) generally would be available to offset the amount of our REIT taxable income that would otherwise be required to be distributed as dividends to our stockholders.

At December 31, 2006 we have reported NOLs for federal tax purposes of approximately $2,001,000, expiring in 2020. We also have investment and targeted jobs tax credits of approximately $2,755,000 expiring from 2008 to 2014.

The following table reconciles net (loss) income to estimated REIT taxable income for the years ended December 31, 2006, 2005 and 2004.

(Unaudited and in thousands)	Years Ended December 31,
	2006	2005	2004
Net (loss) income	$(74,983)	$82,241	$(33,469)
Straight-line rent adjustments	(14,990)	(29,298)	(43,327)
Depreciation and amortization timing differences	(1,256)	345	1,480
Interest expense	(410)	3,622	(2,733)
Stock appreciation rights compensation expense	148,613	16,751	76,789
Interest income	(6,193)	8,336	17,684
Differences on gain of sale of assets	(13,256)	(60,943)	—
Other	(7,787)	(3,582)	(1,117)
Taxable income	29,738	17,472	15,307
NOL carry forward beginning balance	(31,739)	(49,211)	(64,518)
NOL carry forward ending balance	$(2,001)	$(31,739)	$(49,211)

At December 31, 2006, the net basis of our assets and liabilities for tax purposes are approximately $17,333,000 lower than the amount reported for financial statement purposes.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

We have elected to treat our wholly owned subsidiary, 731 Residential LLC, as a taxable REIT subsidiary (“TRS”). The TRS is subject to income tax at regular corporate tax rates. Our NOLs will not be available to offset taxable income of TRS. As of December 31, 2006, all of the 105 residential condominium units were sold and closed. In connection therewith, during the years ended December 31, 2006 and 2005, TRS recognized $11,273,000 and $51,825,000 of income tax expense, respectively, of which $12,558,000 and $13,870,000 were paid in the years ended December 31, 2006 and 2005, respectively. TRS deferred income taxes, where applicable, are accounted for in accordance with Statements of Financial Accounting Standards (“SFAS”) 109, Accounting For Income Taxes, using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Income Per Share – Basic income per share is computed based on weighted average shares outstanding. Diluted income per share considers the effect of outstanding stock options.

Stock Options – We account for stock-based compensation using the intrinsic value method. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Our policy is to grant options with an exercise price equal to the quoted market price of our common stock on the grant date. Accordingly, no compensation expense has been recognized for our stock options. Since we had no option grants in each of the past five years, there were no pro forma effects for stock based compensation.

Stock Appreciation Rights – Stock Appreciation Rights (“SARs”) are granted at 100% of the market price of the Company’s common stock on the date of grant. Compensation expense for each SAR is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed, but not below zero.

Recently Issued Accounting Literature - On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R on the modified prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion 20 and SFAS 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. This adoption had no effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 on January 1, 2007, did not have a material effect on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In March 2006, the FASB issued SFAS 156, Accounting for Servicing Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be adjusted to the fair value at the end of each reporting period. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 on January 1, 2007, did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. We are currently in the process of analyzing our uncertain tax positions, however, based on information currently available, we believe that the adoption of FIN 48 could result in a cumulative effect adjustment in the range of $3,500,000 to $4,800,000, which would be accounted for as a reduction to the January 1, 2007 balance of retained earnings. This estimate is subject to revision upon the completion of our analysis.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 on January 1, 2008, will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R. SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the measurement date provisions is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 is not expected to have any effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for the first fiscal period ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	RELATED PARTY TRANSACTIONS

Vornado

Vornado owned 32.8% of our outstanding common stock as of December 31, 2006. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

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

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event of a sale of an asset, the fee is 3% of gross proceeds, as defined. In the event third party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third party real estate brokers. Such amounts are payable annually in an amount not to exceed $2,500,000, with interest at 9% per annum on the unpaid balance.

Effective January 1, 2007, we modified our leasing agreement with Vornado. Pursuant to the modification, (i) the existing 3% commission on asset sales was adjusted so that for asset sales greater than $50,000,000, the fee is 1% of gross proceeds, as defined; (ii) in the event third party real estate brokers are used in connection with asset sales, the fees to Vornado no longer increase by 1% and Vornado continues to be responsible for the fees to such third party real estate brokers; and (iii) the annual amount payable for fees under this agreement was increased to $4,000,000, and the interest rate on the unpaid balance was adjusted to one-year LIBOR plus 100 bps per annum (6.34 % at January 1, 2007).

Other Agreements

We have also entered into agreements with Building Management Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

731 Lexington Avenue Fees

On July 6, 2005, we completed a $320,000,000 mortgage financing of the retail space. In connection therewith, we repaid the remaining balance of the construction loan and the $124,000,000 loan to Vornado. In addition, we paid Vornado the unpaid balance of the development fee of $20,624,000 and $6,300,000 for the completion guarantee fee.

The following table shows the amounts incurred under the management, leasing and development agreements.

(Amounts in thousands)	Year Ended December 31,
	2006	2005	2004
Company management fees	$3,000	$3,000	$3,000
Development fee, guarantee fee and rent for development office	755	4,431	5,955
Leasing fees	4,505	11,671	12,156
Property management fees and payments for cleaning, engineering and security services	3,383	4,776	2,481
	$11,643	$23,878	$23,592

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	RELATED PARTY TRANSACTIONS - Continued

At December 31, 2006, we owed Vornado $34,214,000 for leasing fees, and $1,152,000 for management, property management and cleaning fees.

Other

In the years ended December 31, 2006, 2005 and 2004, Winston & Strawn LLP, a law firm in which Neil Underberg, a member of our Board of Directors, is of counsel, performed legal services for us for which it was paid $106,000, $368,000 and $323,000, respectively.

4.	DEBT

On July 6, 2005, the Company completed a $320,000,000 mortgage financing on the retail space at 731 Lexington Avenue. The loan is interest only at a fixed rate of 4.93% and matures in July 2015. Of the net proceeds of approximately $312,000,000 (net of mortgage recording tax and closing costs), $90,000,000 was used to repay the construction loan and $124,000,000 was used to repay the loans from Vornado. In the event of a substantial casualty, up to $75,000,000 of this loan may become recourse.

The following is a summary of our outstanding debt, all of which have fixed interest rates.

(Amounts in thousands)		Interest Rate at December 31,	Balance at December 31,
	Maturity	2006	2006	2005
First mortgage, secured by the office space at the 731 Lexington Avenue property	Feb. 2014	5.33%	$393,232	$400,000
First mortgage, secured by the retail space at the 731 Lexington Avenue property (1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	207,131	210,539
First mortgage, secured by the Rego Park I Shopping Center	Jun. 2009	7.25%	80,135	80,926
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
			$1,068,498	$1,079,465

__________________________

(1)	In the event of a substantial casualty, up to $75,000,000 of this loan may become recourse to us.

At December 31, 2006, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2007	$14,088
2008	14,850
2009	93,304
2010	15,842
2011	270,523
Thereafter	659,891

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $583,744,000 at December 31, 2006. Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance to prepay them. As of December 31, 2006, we were in compliance with our debt covenants.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	MINORITY INTEREST

Prior to April 15, 2005, we owned and operated an energy plant that generates electrical power at our Kings Plaza Regional Shopping Center. On April 15, 2005, we contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash for a 25% interest in a joint venture. The joint venture is rebuilding the plant at a total cost of approximately $18,350,000, of which $14,500,000 has been expended through December 31, 2006. We provided the joint venture with a $15,350,000 loan, of which $11,426,000 (eliminated in consolidation) has been drawn as of December 31, 2006. The loan bears interest at 8% and matures in April 2020. Pursuant to the provisions of EITF Issue No. 04-5, we are presumed to have “control” over the joint venture and accordingly consolidate this joint venture. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

6.	NET GAIN ON SALE OF CONDOMINIUMS AND OTHER REAL ESTATE

731 Lexington Avenue

As of December 31, 2006, all of the 105 residential condominium units at 731 Lexington Avenue, were sold and closed. In connection therewith, from inception to December 31, 2006, we realized approximately $513,800,000 in net sales proceeds, which produced a pre-tax gain of approximately $137,300,000 and an after-tax net gain of approximately $74,199,000. Of this income, $13,256,000 and $60,943,000 were recognized in the year ended December 31, 2006 and 2005, respectively.

Other

On August 12, 2004, the Company sold 1.29 acres of land in White Plains, New York for $4,500,000, resulting in a net gain on sale of $3,862,000. The Company paid a commission of $135,000 to Vornado, which was included in the expenses relating to the sale.

7.	LEASES

As Lessor

We lease space to tenants in retail centers and an office building. The rental terms range from approximately 5 to 25 years. The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs. Retail leases also provide for the payment by the lessee of additional rents based on a percentage of their sales.

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2007	$111,521
2008	113,998
2009	110,394
2010	109,757
2011	107,829
Thereafter	1,382,286

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales. For the years ended December 31, 2006, 2005 and 2004, these rents were $649,000, $804,000, and $911,000, respectively.

Bloomberg L.P. accounted for 34%, 34%, and 36% of our consolidated revenues for the year ended December 31, 2006, 2005, and 2004, respectively. Sears accounted for 11% of our consolidated revenues in 2004. No other tenant accounted for more than 10% of revenues in any of the last three years.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	LEASES - continued

As Lessee

We are a tenant under long-term leases that range from approximately 12 to 21 years. Future minimum lease payments under these operating leases are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2007	$785
2008	795
2009	803
2010	803
2011	803
Thereafter	12,215

Rent expense was $785,000, $662,000 and $416,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Insurance

We carry comprehensive liability and all risk property insurance for (i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005, which expires in 2007, and (v) rental loss insurance with respect to our assets, with limits of (i) $965,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our other properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	COMMITMENTS AND CONTINGENCIES - continued

Environmental Remediation

In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. We delineated the contamination, developed a remediation approach, and in July 2000 entered into a voluntary cleanup agreement with the New York State Department of Environmental Conservation (“NYSDEC”). We have completed the remediation work required pursuant to the NYSDEC remedial action workplan and have paid $2,675,000, which was accrued in previous years, for our estimated obligation with respect to the cleanup of the site.

In July 2006, we discovered an oil spill at the above site. Based on a preliminary investigation, the spill may have occurred as a result of the actions of independent contractors retained by us. We have notified the NYSDEC about the spill and will be developing a remediation approach to clean up the site. The estimated costs associated with the clean up of the site will aggregate approximately $2,500,000, which we expect to be covered under our insurance policy, subject to our $500,000 deductible, which we have accrued. We intend to pursue all available remedies against parties believed to be at fault to the extent it is cost effective.

On December 12, 2005, an independent contractor that was retained by us to perform services in connection with the environmental remediation at our Kings Plaza Regional Shopping Center, filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions under an August 2005 agreement. The complaint sought approximately $1,800,000 in damages, based on costs incurred, plus interest and legal fees. In October 2006, we settled this matter for $1,100,000, which we have capitalized.

Flushing Property

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable purchase deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that agreed to purchase this property. The party failed to meet its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions of the agreement. The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs. Pursuant to discussions with our legal counsel, we do not believe the party is entitled to either specific performance or a return of the deposit and are defending against the action.

In our opinion, after consultation with our legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	COMMITMENTS AND CONTINGENCIES - continued

Rego Park II

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard.

The proposed development at Rego Park II consists of a mixed-use building containing 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartments in one or two towers. The funding required for the proposed development may be in excess of $500,000,000. We are currently exploring various alternatives for financing this project. As of December 31, 2006, we have leased 404,000 square feet of the retail space, of which, 135,000, 134,000 and 135,000 have been leased to Century 21, Kohl’s and Home Depot, respectively. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Kings Plaza

Lowe’s Home Improvement Warehouse (“Lowe’s”) will construct its own building adjacent to the Mall, on land leased from us for a 20-year term with five 5-year renewal options. In connection with this project, we have expended approximately $7,000,000, comprised of $5,100,000 in environmental remediation and $1,900,000 in site work. Lowe’s will reimburse us for the $1,900,000 incurred in site work. We have capitalized the remainder of the costs to the basis of the land. The ground lease is expected to commence in the first quarter of 2007 and provides for an initial annual rent of approximately $2,000,000.

Prior to April 15, 2005, we owned and operated an energy plant that generates electrical power at this property. On April 15, 2005, we contributed this 35 year old plant, which has been fully depreciated, and $750,000 in cash for a 25% interest in a joint venture. The joint venture is rebuilding the plant at a total cost of approximately $18,350,000, of which $14,500,000 has been expended through December 31, 2006. We provided the joint venture with a $15,350,000 loan, of which $11,426,000 (eliminated in consolidation) has been drawn as of December 31, 2006. The loan bears interest at 8% and matures in April 2020. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Letters of Credit

Approximately $3,900,000 of standby letters of credit were issued and outstanding as of December 31, 2006.

ALEXANDER’S, INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Our Omnibus Stock Plan (the “Plan”), which was approved by our stockholders on May 18, 2006, provides for grants of incentive and non-qualified stock options, restricted stock, SARs and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors (the “Committee”). At December 31, 2006, there were 895,000 shares available for future grant under the Plan which will increase by the 850,000 SARs outstanding, upon their exercise.

Stock Options

Stock Options granted, have exercise prices equal to 100% of the market price of our common stock on the date of grant, vest on a graduated basis, becoming fully vested 36 months after grant, and expire ten years from the date of grant.

Prior to 2003, we accounted for stock-based compensation using the intrinsic value method. Under this method, we did not recognize compensation expense as the option exercise price equaled the closing share price of our common stock on the date of grant. On January 1, 2003, we adopted SFAS 123, Accounting for Stock-Based Compensation, as amended, on a prospective basis. SFAS 123 requires that compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. There were no stock option grants in 2006, 2005 and 2004; accordingly, no compensation expense was recognized during such years. There were 11,950, 10,150 and 13,000 options exercised during the years ended December 31, 2006, 2005, and 2004, respectively. Cash received from option exercises in each of the years ended December 31, 2006, 2005 and 2004 was $841,000, $715,000 and $914,000, respectively. Below is a summary of our stock option activity under the Plan for the year ended December 31, 2006.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	81,850	$70.38	3.2
Granted	—	—
Exercised	(11,950)	70.38
Cancelled	—	—
Outstanding at December 31, 2006	69,900	$70.38	2.2	$4,919,000

Exercisable at December 31, 2006	69,900	$70.38	2.2	$4,919,000

Stock Appreciation Rights

SARs are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed, but not below zero.

On December 29, 2005, Michael Fascitelli, our President, exercised 350,000 of his existing SARs which were scheduled to expire in December 2006 and received $173.82 for each SAR exercised, representing the difference between our stock price of $247.70 (the average of the high and low market price) on the date of exercise and the exercise price of $73.88. This exercise was consistent with our tax planning.

ALEXANDER’S, INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	STOCK OPTIONS AND STOCK APPRECIATION RIGHTS - continued

On January 10, 2006, the Committee granted Mr. Fascitelli a SAR covering 350,000 shares of our common stock. The exercise price of the SAR is $243.83 per share of common stock, which is the average of the high and low trading price of our common stock on the date of grant. The SAR became exercisable on July 10, 2006. Mr. Fascitelli’s early exercise and the related tax consequences for us were factors in our decision to make the new grant to him.

As of December 31, 2006, 850,000 SARs were outstanding and exercisable, of which 350,000 expire on March 14, 2007 and 500,000 expire on March 4, 2009. These SARs have a weighted-average exercise price of $141.80. Since the SARs agreements require that they be settled in cash, we would have had to pay $236,176,000 if the holders of these SARs had exercised their SARs on December 31, 2006. Any change in our stock price from the closing price of $419.65 at December 31, 2006 would increase or decrease the amount we would have to pay upon exercise.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share, including a reconciliation of net income and the number of shares used in computing basic and diluted earning per share. Basic earnings per share are determined using the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined using the weighted average shares of common stock outstanding during the period and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2006	2005	2004
Numerator:
(Loss) income from continuing operations	$(88,239)	$21,298	$(37,331)
Net gain on sale of condominiums in 2006 and 2005 and other real estate in 2004, after income taxes	13,256	60,943	3,862
Net (loss) income applicable to common shares – Basic and Diluted	$(74,983)	$82,241	$(33,469)

Weighted average shares outstanding – Basic	5,025,726	5,021,350	5,008,222
Effect of stock options	—	58,821	—
Weighted average shares outstanding – Diluted	5,025,726	5,080,171	5,008,222

(Loss) Income per common share – Basic:
(Loss) income from continuing operations	$(17.56)	$4.24	$(7.45)
Net gain on sale of condominiums in 2006 and 2005 and other real estate in 2004, after income taxes	2.64	12.14	.77
Net (loss) income per common share	$(14.92)	$16.38	$(6.68)

(Loss) Income per common share – Diluted:
(Loss) income from continuing operations	$(17.56)	$4.19	$(7.45)
Net gain on sale of condominiums in 2006 and 2005 and other real estate in 2004, after income taxes	2.64	12.00	.77
Net (loss) income per common share	$(14.92)	$16.19	$(6.68)

Options to purchase 69,900 and 92,000 shares of our common stock were not included in the calculations of net loss per share in the years ended December 31, 2006 and 2004, respectively, as they were anti-dilutive.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

		Net (Loss) Income Applicable to Common	(Loss) Income Per Common Share(1)
(Amounts in thousands, except per share amounts)	Revenue	Shares	Basic	Diluted
2006
December 31	$50,226	$(74,361)	$(14.79)	$(14.79)
September 30	50,799	(18,616)	(3.70)	(3.70)
June 30	49,371	36,851	7.33	7.25
March 31	48,376	(18,857)	(3.75)	(3.75)

2005
December 31	$50,286	$40,313	$8.02	$7.93
September 30	47,388	(6,754)	(1.34)	(1.34)
June 30	45,735	17,464	3.48	3.44
March 31	43,676	31,218	6.22	6.15

2004
December 31	$41,496	$(1,307)	$(0.26)	$(0.26)
September 30	38,835	(11,693)	(2.33)	(2.33)
June 30	34,799	2,523	0.50	0.50
March 31	33,765	(22,992)	(4.60)	(4.60)

_______________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management of Alexander’s, Inc., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 56 which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Alexander’s, Inc., and its consolidated subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the related financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 26, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be contained in a definitive Proxy Statement involving the election of directors and pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2006. Such information is incorporated by reference herein. For information concerning our executive officers, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

We have a code of business conduct and ethics that applies to our Chief Executive Officer and Executive Vice President and Chief Financial Officer, among others. The code is posted on our website at www.Alx-Inc.com. We intend to satisfy our disclosure obligation regarding amendments and waivers of this code applicable to our Chief Executive Office and Executive Vice President and Chief Financial Officer by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation will be contained in the Proxy Statement referred to above in “Item 10. Directors, Executive Officers and Corporate Governance.” Such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management and related stockholder matters, except as set forth below, will be contained in the Proxy Statement referred to in “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K. Such information is incorporated by reference herein.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	69,900	$70.38	895,000	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	69,900	$70.38	895,000	(1)

_____________________________

(1)	Excludes 850,000 SARs outstanding as of December 31, 2006, which upon exercise, will increase the number of securities available for future grant under the equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions and director independence will be contained in the Proxy Statement referred to above in “Item 10. Directors, Executive Officers and Corporate Governance.” Such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services will be contained in the Proxy Statement referred to in “Item 10. Directors, Executive Officers and Corporate Governance” of the Annual Report on Form 10-K. Such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2.	The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this Annual Report on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended December 31, 2006, 2005 and 2004	60
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2006	61

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

ALEXANDER’S, INC.
(Registrant)

Date: February 26, 2007	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 26, 2007
	(Steven Roth)	(Principal Executive Officer)

By:	/s/Michael D. Fascitelli	President and Trustee	February 26, 2007
(Michael D. Fascitelli)

By:	/s/Joseph Macnow	Executive Vice President and	February 26, 2007
	(Joseph Macnow)	Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 26, 2007
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 26, 2007
(David Mandelbaum)

By:	/s/Stephen Mann	Chief Operating Officer and Director	February 26, 2007
(Stephen Mann)

By:	/s/Arthur Sonnenblick	Director	February 26, 2007
(Arthur Sonnenblick)

By:	/s/Neil Underberg	Director	February 26, 2007
(Neil Underberg)

By:	/s/Richard R. West	Director	February 26, 2007
Richard R. West

By:	/s/Russell B. Wight Jr.	Director	February 26, 2007
(Russell B. Wight Jr)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions: Charged Against Operations	Deductions: Uncollectible Accounts Written Off	Balance at End of Year

Allowance for doubtful accounts:
Year Ended December 31, 2006	$526	$97	$142	$481

Year Ended December 31, 2005	$379	$208	$61	$526

Year Ended December 31, 2004	$55	$384	$60	$379

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(Amounts in thousands)

Column A	Column B	Column C		Column D		Column E				Column F	Column G		Column H	Column I
		Initial Cost to Company (1)				Gross Amount at Which Carried at Close of Period
		Land	Building, Leaseholds and Leasehold Improvements	Cost Capitalized Subsequent to Acquisition (2)		Land	Building, Leaseholds and Leasehold Improvements	Construction In Progress	Total (2)	Accumulated Depreciation and Amortization	Date of Construction		Date Acquired (1)	Life on Which Depreciation in Latest Income Statement is Computed
Commercial Property:
New York, NY
Rego Park I	$80,135	$1,647	$8,953	$48,689		$1,647	$57,642	$—	$59,289	$16,455	1959		1992	15-39 years
Rego Park II	—	3,127	1,467	19,795		3,127	—	21,262	24,389	—	1965		1992	38-39 years
Rego Park III	—	779	—	479		779	—	479	1,258	—	1965		1992	38-39 years
Flushing	—	—	1,660	708		—	1,552	816	2,368	317	1975	(3)	1992	26 years
Lexington Ave	713,232	14,432	12,355	424,978		27,498	424,267	—	451,765	29,940	2003		1992	5-39 years
Kings Plaza Regional Shopping Center	207,131	497	9,542	131,359		24,483	96,134	20,781	141,398	34,067	1970		1992	7-50 years

Paramus, NJ	68,000	1,441	—	10,313		11,754	—	—	11,754	—	—		1992	—

Other Properties	—	167	1,804	(1,804)	(4)	167	—	—	167	—	Various		1992	7-25 years
TOTAL	$1,068,498	$22,090	$35,781	$634,517		$69,455	$579,595	$43,338	$692,388	$80,779

__________________________

(1)	Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations) unless acquired subsequent to that date. See Column H.
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $17,333,000 lower than the amount reported for financial statement purposes.
(3)	This date represents the lease acquisition date.
(4)	Cost of fully depreciated assets that were written off.

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

	December 31,
	2006	2005	2004

REAL ESTATE:
Balance at beginning of period	$699,136	$955,107	$826,546
Additions during the period:
Land	—	—	181
Buildings, leaseholds and leasehold improvements	9,864	127,981	95,240
Construction in progress	8,231	(383,952)	33,140
	717,231	699,136	955,107
Assets sold and written off	24,843	—	—
Balance at end of period	$692,388	$699,136	$955,107

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$88,976	$74,028	$62,744
Additions charged to operating expenses	16,646	14,948	11,284
	105,622	88,976	74,028
Assets sold and written off	24,843	—	—
Balance at end of period	$80,779	$88,976	$74,028

EXHIBIT INDEX

Exhibit No.

3.1	-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2	-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

10.1	-

Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of
July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A.
Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager.
Incorporated herein by reference from Exhibit 10(i)(A)(1) to the registrant’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2002

*

10.2	-

Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of
July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A.
Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager.
Incorporated herein by reference from Exhibit 10(i)(A)(2) to the registrant’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2002

*

10.3	-

Amended and Restated Credit Agreement dated July 3, 2002 between 59th Street
Corporation and Vornado Lending, LLC (evidencing $40,000,000 of debt on which 59th
Street Corporation became the direct borrower). Incorporated herein by reference from
Exhibit 10(i)(B)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.4	-

Credit Agreement, dated July 3, 2002, between Alexander’s Inc. and Vornado Lending
LLC evidencing a $20,000,000 loan. Incorporated herein by reference from
Exhibit 10(i)(B)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.5	-

Amended and Restated Credit Agreement, dated July 3, 2002, between Alexander’s Inc.
and Vornado Lending LLC evidencing a $50,000,000 line of credit facility. Incorporated herein by reference from Exhibit 10(i)(B)(3) to the registrant’s Quarterly Report on Form
10-Q for the fiscal quarter ended June 30, 2002.

*

10.6	-

Credit Agreement, dated July 3, 2002, between Alexander’s Inc. and Vornado Lending
LLC evidencing a $35,000,000 loan. Incorporated herein by reference from Exhibit
10(i)(B)(4) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2002

*

10.7	-

Building Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial
LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und
Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

	*	___________________ Incorporated by reference.

10.8	-

Project Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und
Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.9	-

Supplemental Loan Agreement, dated as of July 3, 2002, by and between 731 Commercial
LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und
Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.10	-

Consolidated, Amended and Restated Building Loan Mortgage, dated as of July 3, 2002, by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders.
Incorporated herein by reference from Exhibit 10(i)(C)(3) to the registrant’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2002

*

10.11	-

Consolidated, Amended and Restated Building Loan Note, dated as of July 3, 2002 by and between 731 Commercial LLC and 731 Residential LLC, collectively as Borrower, and
Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the Lenders.
Incorporated herein by reference from Exhibit 10(i)(C)(4) to the registrant’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2002

*

10.12	-

Guaranty of Completion, dated as of July 3, 2002, executed by Vornado Realty L.P. for the benefit of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the
Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(5) to the registrant’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.13	-

Guaranty of Carry Obligations, dated as of July 3, 2002, executed by Alexander’s, Inc. for the benefit of Bayerische Hypo-und Vereinsbank AG, New York Branch, as Agent for the
Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(6) to the registrant’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.14	-

Environmental Indemnity Agreement, dated as of July 3, 2002, executed by Alexander’s,
Inc., 731 Residential LLC and 731 Commercial LLC in favor of Bayerische Hypo-und
Vereinsbank AG, New York Branch, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10(i)(C)(7) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.15	-

Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc.,
731 Commercial LLC, 731 Residential LLC and Vornado Realty, L.P. Incorporated
herein by reference from Exhibit 10(i)(C)(8) to the registrant’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2002

*

10.16	-

First Omnibus Amendment to Loan Documents, dated March 5, 2003, among 731
Commercial LLC and 731 Residential LLC, collectively as Borrower, and Hypo Real
Estate Capital Corporation, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2003

*
	*	___________________ Incorporated by reference.

10.17	-

Second Omnibus Amendment to Loan Documents, dated February 13, 2004, among 731
Commercial LLC and 731 Residential LLC, collectively as Borrower, and Hypo Real
Estate Capital Corporation, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2003

*

10.18	-

First Amendment to Building Loan Agreement, dated March 5, 2003, between 731
Commercial LLC and 731 Residential LLC, collectively as Borrower, and Hypo Real
Estate Capital Corporation, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2003

*

10.19	-

Second Amendment to Building Loan Agreement, dated February 13, 2004, between 731
Commercial LLC and 731 Residential LLC, collectively as Borrower, and Hypo Real
Estate Capital Corporation, as Agent for the Lenders. Incorporated herein by reference from Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2003

*

10.20	-

Loan and Security Agreement, dated as of February 13, 2004, between 731 Office One
LLC, as Borrower and German American Capital Corporation, as Lender. Incorporated
herein by reference from Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

*

10.21	-

Amended, Restated and Consolidated Mortgage, Security Agreement, Financing
Statement and Assignment of Leases, Rent and Security Deposits by and between
731 Office One LLC as Borrower and German American Capital Corporation as Lender,
dated as of February 13, 2004. Incorporated herein by reference from Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

*

10.22	-

Amended, Restated and Consolidated Note, dated as of February 13, 2004, by 731 Office
One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

*

10.23	-

Assignment of Leases, Rents and Security Deposits from 731 Office One LLC to German
American Capital Corporation, dated as of February 13, 2004. Incorporated herein by reference from Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

*

10.24	-

Account and Control Agreement, dated as of February 13, 2004, by and among German
American Capital Corporation as Lender, and 731 Office One LLC as Borrower, and JP
Morgan Chase as Cash Management Bank. Incorporated herein by reference from Exhibit
10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003

*

10.25	-

Manager’s Consent and Subordination of Management Agreement dated February 13,
2004 by 731 Office One LLC and Alexander’s Management LLC and German American
Capital Corporation. Incorporated herein by reference from Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

*
	*	___________________ Incorporated by reference.

10.26	-

Note Exchange Agreement dated as of February 13, 2004 by and between 731 Office One
LLC and German American Capital Corporation. Incorporated herein by reference from
Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2003

*

10.27	-

Promissory Note A-1 dated as of February 13, 2004 and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003

*

10.28	-

Promissory Note A-2 dated as of February 13, 2004 and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003

*

10.29	-

Promissory Note A-3 dated as of February 13, 2004 and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.29 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003

*

10.30	-

Promissory Note A-4 dated as of February 13, 2004, and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003

*

10.31	-

Promissory Note A-X dated as of February 13, 2004, and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003

*

10.32	-

Promissory Note B dated as of February 13, 2004, and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003

*

10.33	-

Guaranty of Recourse Obligations dated as of February 13, 2004, by Alexander’s, Inc. to and for the benefit of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

*

10.34	-

Environmental Indemnity dated as of February 13, 2004, by Alexander’s, Inc. and
731 Office One LLC for the benefit of German American Capital Corporation.
Incorporated herein by reference from Exhibit 10.34 to the registrant’s Annual Report on
Form 10-K for the year ended December 31, 2003

*

10.35	-

Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12,
1999, between The Chase Manhattan Bank, as mortgagee, and Alexander’s Rego
Shopping Center Inc., as mortgagor. Incorporated herein by reference from Exhibit
10(i)(E) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30,
2000

*

10.36	-

Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty
Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the
Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant’s
Annual Report on Form 10-K for the fiscal year ended July 25, 1992

*
	*	___________________ Incorporated by reference.

10.37	-

Extension Agreement to the Real Estate Retention Agreement, dated as of February 6,
1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant’s Annual Report Form 10-K for the year ended
December 31, 1994

*

10.38	-

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.39	-

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between
Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated
herein by reference from Exhibit 10(i)(E)(4) to the registrant’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2002

*

10.40	-

Amended and Restated Management and Development Agreement, dated as of July 3,
2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado
Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.41	-

59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.42	-

Kings Plaza Management Agreement, dated as of May 31, 2001, by and between
Alexander’s Kings Plaza LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*

10.43	-

Agreement of Lease for Rego Park, Queens, New York, between Alexander’s, Inc. and
Sears Roebuck & Co. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

*

10.44	-

Lease for Roosevelt Avenue, Flushing, New York, dated as of December 1, 1992, between the Company, as landlord, and Caldor, as tenant. Incorporated herein by reference from Exhibit (ii)(E)(7) to the registrant’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992

*

10.45	-

First Amendment to Sublease for Roosevelt Avenue, Flushing, New York, dated as of
February 22, 1995 between the Company, as sublandlord, and Caldor, as tenant.
Incorporated herein by reference from Exhibit 10(ii)(A)(8)(b) to the registrant’s Annual
Report on Form 10-K for the year ended December 31, 1994

*

10.46	-

Lease Agreement, dated March 1, 1993 by and between the Company and Alex Third
Avenue Acquisition Associates. Incorporated by reference from Exhibit 10(ii)(F) to the registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1993

*

10.47	-

Agreement of Lease for Rego Park, Queens, New York, between the Company and
Marshalls of Richfield, MN, Inc., dated as of March 1, 1995. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(a) to the registrant s Annual Report on Form 10-K for the year ended December 31, 1994

*

	*	___________________ Incorporated by reference.

10.48	-

Guaranty, dated March 1, 1995, of the Lease described in Exhibit 10(ii)(A)(6)(a) above by the Company. Incorporated herein by reference from Exhibit 10(ii)(A)(12)(b) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994

*

10.49	-

Employment Agreement, dated February 9, 1995, between the Company and Stephen
Mann. Incorporated herein by reference from Exhibit 10(iii)(B) to the registrant’s Annual
Report on Form 10-K for the year ended December 31, 1994

*

10.50	-	Registrant’s Omnibus Stock Plan, as amended, dated May 28, 1997. Incorporated herein by reference from Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997	*

10.51	-

Amended and Restated Consolidated Mortgage and Security Agreement dated as of
May 31, 2001 among Alexander’s Kings Plaza LLC as mortgagor, Alexander’s of King
LLC as mortgagor and Kings Parking LLC as mortgagor, collectively borrower, to
Morgan Guaranty Trust Company of New York, as mortgagee. Incorporated herein by reference from Exhibit 10(v) A1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

*

10.52	-

Amended, Restated and Consolidated Promissory Note, dated as of May 31, 2001 by and between Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC, and Kings Parking
LLC collectively borrower, and Morgan Guaranty Trust Company of New York, lender.
Incorporated herein by reference from Exhibit 10(v) A2 to the registrant’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2001

*

10.53	-

Cash Management Agreement dated as of May 31, 2001 by and between Alexander’s
Kings Plaza LLC, Alexander’s of Kings LLC, and Kings Parking LLC collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A3 to the registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2001

*

10.54	-

Note modification and Severance Agreement dated as of November 26, 2001, between
Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC, and Kings Parking LLC
collectively borrower and JP Morgan Chase Bank of New York, lender. Incorporated herein by reference from Exhibit 10(v)(A)(4) to the registrant’s Annual Report on
Form 10-K for the year ended December 31, 2001

*

10.55	-

Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited
Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from
Exhibit 10(v) B to the registrant’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2001

*

10.56	-

First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited
Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from
Exhibit 10(v)(B)(2) to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

*

10.57	-

Loan Agreement dated as of October 2, 2001 by and between ALX of Paramus LLC as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(1) to the registrant’s Annual Report on Form
10-K for the year ended December 31, 2001

*

	*	___________________ Incorporated by reference.

10.58	-

Mortgage, Security Agreement and Fixture Financing Statement dated as of October 2,
2001 by and between ALX of Paramus LLC as borrower, and SVENSKA
HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit
10(v)(C)(2) to the registrant’s Annual Report on Form 10-K for the year ended December
31, 2001

*

10.59	-

Environmental undertaking letter dated as of October 2, 2001 by and between ALX of
Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender.
Incorporated herein by reference from Exhibit 10(v)(C)(3) to the registrant’s Annual
Report on Form 10-K for the fiscal year ended December 31, 2001

*

10.60	-

Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as Landlord, and IKEA Property, Inc. as Tenant. Incorporated herein by reference from Exhibit
10(v)(C)(4) to the registrant’s Annual Report on Form 10-K for the year ended December
31, 2001

*

10.61	-

Form of Stock Option Agreement between the Company and certain employees –
Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

*

10.62	-

Form of Restricted Stock Option Agreement between the Company and certain employees
– Incorporated herein by reference from Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

*

10.63	-

Stock Appreciation Right Agreement dated as of January 10, 2006, between Michael D.
Fascitelli and Alexander’s Inc. – Incorporated herein by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K for January 10, 2006

*

10.64	-	Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P.

10.65	-

Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office
One LLC and 731 Office Two LLC.

21	-	Subsidiaries of Registrant

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer
	*	___________________ Incorporated by reference.