Form 10-Q
period 2007-03-31
ALEXANDERS INC
filed 2007-04-30
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

As of April 12, 2007, there were 5,038,950 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXANDER’S, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	596,000	579,595
Construction in progress	49,725	43,338
Total	715,180	692,388
Accumulated depreciation and amortization	(85,008)	(80,779)
Real estate, net	630,172	611,609

Cash and cash equivalents	557,926	615,516
Restricted cash	7,225	3,682
Accounts receivable, net of allowance for doubtful accounts of $541 and $481, respectively	6,395	3,593
Receivable arising from the straight-lining of rents	118,748	115,027
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $43,535 and $43,163, respectively)	68,971	69,119
Deferred debt issuance costs, net	17,539	18,201
Other assets	9,962	10,495
TOTAL ASSETS	$1,416,938	$1,447,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,064,912	$1,068,498
Accounts payable and accrued expenses	46,235	41,140
Liability for stock appreciation rights	170,662	236,176
Amounts due to Vornado	36,311	35,366
Liability for income taxes and other	45,408	37,725
TOTAL LIABILITIES	1,363,528	1,418,905

MINORITY INTEREST	824	1,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,173	5,173
Additional paid-in capital	27,312	27,118
Retained earnings (accumulated deficit) (including a reduction of $6,983 for the cumulative effect of change in accounting principle in 2007)	20,849	(4,344)
	53,334	27,947
Treasury shares: 134,500 and 137,500 shares, at cost	(748)	(765)
Total stockholders’ equity	52,586	27,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,416,938	$1,447,242

See notes to consolidated financial statements.

ALEXANDER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
REVENUES
Property rentals	$34,874	$33,832
Expense reimbursements	17,322	14,544
Total revenues	52,196	48,376

EXPENSES
Operating (including fees to Vornado of $576 and $566, respectively)	17,925	17,233
General and administrative (including a reversal of stock appreciation rights (“SARs”) expense of $14,311, and SARs expense of $37,561, respectively and management fees to Vornado of $540 in each period)	(12,659)	38,841
Depreciation and amortization	5,509	5,293
Total expenses	10,775	61,367

OPERATING INCOME (LOSS)	41,421	(12,991)

Interest and other income, net	7,062	6,178
Interest and debt expense	(16,638)	(17,052)
Minority interest of partially owned entity	331	—
Income (loss) before net gain on sale of condominiums	32,176	(23,865)
Net gain on sale of condominiums	—	9,268
Income tax expense of taxable REIT subsidiary	—	(4,260)
NET INCOME (LOSS)	$32,176	$(18,857)

Net income (loss) per common share - basic	$6.39	$(3.75)

Net income (loss) per common share - diluted	$6.32	$(3.75)

See notes to consolidated financial statements.

ALEXANDER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006

Net income (loss)	$32,176	$(18,857)
Liability for stock appreciation rights	(15,049)	37,561
Depreciation and amortization (including amortization of debt issuance costs)	6,171	5,954
Straight-lining of rental income	(3,721)	(4,158)
Minority interest of partially owned entity	(331)	—
Net gain on sale of condominiums	—	(9,268)
Change in operating assets and liabilities:
Accounts receivable, net	(2,802)	(2,107)
Other assets	(599)	(572)
Amounts due to Vornado	945	(185)
Accounts payable and accrued expenses	8,415	7,968
Payment for stock appreciation rights	(50,465)	—
Income tax liability of taxable REIT subsidiary	—	(6,098)
Other liabilities	700	3,803
Net cash (used in) provided by operating activities	(24,560)	14,041

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to real estate	(26,112)	(17,241)
Restricted cash	(3,543)	(7,050)
Proceeds from the sale of condominiums	—	10,601
Net cash used in investing activities	(29,655)	(13,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings	(3,586)	(1,094)
Exercise of share options	211	70
Net cash used in financing activities	(3,375)	(1,024)

Net decrease in cash and cash equivalents	(57,590)	(673)
Cash and cash equivalents at beginning of period	615,516	578,406
Cash and cash equivalents at end of period	$557,926	$577,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $671 has been capitalized in 2007)	$16,045	$16,427
Cash payments for income taxes	$—	$10,358

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

The consolidated balance sheet at March 31, 2007, and the consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include our accounts and that of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

We currently operate in one business segment.

3.	Recently Issued Accounting Literature

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 became effective on January 1, 2007. Upon the adoption of FIN 48 on January 1, 2007, we recognized a $6,983,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

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

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R. SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006, did not have any effect on our consolidated financial statements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have any effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value when we adopt SFAS 159 as of January 1, 2008.

4.	Relationship with Vornado

Vornado owned 32.8% of our outstanding common stock at March 31, 2007. Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At March 31, 2007, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also our directors and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the common stock owned directly by Vornado, and 8.5% of the outstanding common shares of beneficial interest of Vornado.

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

Effective January 1, 2007, we modified our leasing agreement with Vornado. Pursuant to the modification, (i) the existing 3% commission on asset sales was adjusted so that for asset sales greater than $50,000,000, the fee is 1% of gross proceeds, as defined; (ii) in the event third party real estate brokers are used in connection with asset sales, the fees to Vornado no longer increase by 1% and Vornado continues to be responsible for the fees to such third party real estate brokers; and (iii) the annual amount payable for fees under this agreement was increased to $4,000,000, and the interest rate on the unpaid balance was adjusted to one-year LIBOR plus 100 bps per annum (6.34 % at March 31, 2007).

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Relationship with Vornado - continued

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following table shows the amounts incurred under the agreements described above.

(Amounts in thousands)	Three Months Ended March 31,
	2007	2006
Company management fees	$750	$750
Development fees	738	194
Leasing fees	1,686	964
Property management fees and payments for cleaning, engineering and security services	996	871
	$4,170	$2,779

At March 31, 2007, we owed Vornado $34,774,000 for leasing fees, $988,000 for management, property management and cleaning fees and $549,000 for development fees.

5.	Debt

The following is a summary of our outstanding debt, all of which have fixed interest rates.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	March 31, 2007	March 31, 2007	December 31, 2006

First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$390,818	$393,232
First mortgage, secured by the retail space at the Lexington Avenue property (1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	206,185	207,131
First mortgage, secured by the Rego Park I Shopping Center	Jun. 2009	7.25%	79,909	80,135
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
			$1,064,912	$1,068,498

_____________________________

(1)	In the event of a substantial casualty, as defined, up to $75,000,000 of this loan may become recourse to us.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Income Tax Liability

We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, we recognized a $6,983,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. On the date of adoption and as of March 31, 2007, we had $43,653,000 and $44,272,000, respectively, of unrecognized tax benefits that if recognized, would result in non-cash income arising from the reversal of these items, thus reducing our effective tax rate.

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statement of operations. In the three months ended March 31, 2007, we accrued $619,000 of interest related to the unrecognized tax benefits. As of March 31, 2007, we have approximately $7,602,000 of accrued interest related to the unrecognized tax benefits, which is included as a component of “liability for income taxes and other” in our consolidated balance sheets.

As of March 31, 2007, our 2003 - 2006 tax years remain open to examination by the major taxing jurisdictions to which we are subject.

7.	Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. In the three months ended March 31, 2007, we reversed $14,311,000 of previously recognized expense, based on our closing stock price of $411.70 at March 31, 2007 (compared to $419.65 at December 31, 2006). In the three months ended March 31, 2006, we accrued $37,561,000 for SARs compensation expense, based on our closing stock price of $289.00 at March 31, 2006 (compared to $245.50 at December 31, 2005).

On March 13, 2007, Michael Fascitelli, our President, exercised 350,000 of his existing SARs. These SARs were granted to him on January 10, 2006 and were scheduled to expire on March 14, 2007. He received $144.18 for each SAR exercised, representing the difference between our stock price of $388.01 (the average of the high and low market price) on the date of exercise and the exercise price of $243.83.

8.	Net Gain on Sale of Condominiums

In the three months ended March 31, 2006, we recognized $5,008,000 of after-tax net gains from the sale of residential condominium units at our 731 Lexington Avenue property.

9.	Commitments and Contingencies

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

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Commitments and Contingencies -continued

Environmental Remediation

In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. We delineated the contamination, developed a remediation approach, and in July 2000 entered into a voluntary cleanup agreement with the New York State Department of Environmental Conservation (“NYSDEC”). We have completed the remediation work required pursuant to the NYSDEC remedial action work plan and have paid $2,675,000, which was accrued in previous years, for our estimated obligation with respect to the cleanup of the site.

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

The proposed development at Rego Park II consists of a mixed-use building containing 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartments in one or two towers. The funding required for the proposed development may be in excess of $500,000,000. We are currently exploring various alternatives for financing this project. As of March 31, 2007, we have leased 404,000 square feet of the retail space, of which, 135,000, 134,000 and 135,000 have been leased to Century 21, Kohl’s and Home Depot, respectively. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Paramus

In 2001 we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000. We have a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years must include the debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $3,900,000 in standby letters of credit were issued and outstanding as of March 31, 2007.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Income Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted earning per share. Basic earnings per share is determined using the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined using the weighted average shares of common stock outstanding during the period and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2007	2006

Net income (loss) applicable to common stockholders – basic and diluted	$32,176	$(18,857)

Weighted average shares outstanding – basic	5,038,561	5,024,967
Dilutive effect of stock options	56,051	—
Weighted average shares outstanding – diluted	5,094,612	5,024,967

Net income (loss) per common share - basic	$6.39	$(3.75)

Net income (loss) per common share - diluted	$6.32	$(3.75)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 6 to the consolidated financial statements, on January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48. “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

April 30, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in our Annual Report on Form 10-K. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For a further discussion of these factors, see “Item 1A - Risk Factors” in our Annual Report on Form 10-K.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2007 and 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” or “Company” refer to Alexander’s, Inc. and its wholly owned subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”). We have seven properties in the greater New York City metropolitan area including the 731 Lexington Avenue property, a 1.3 million square foot multi-use building in Manhattan, and the Kings Plaza Regional Shopping Center located in Brooklyn.

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

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. In the three months ended March 31, 2007, we reversed $14,311,000 of previously recognized expense, based on our closing stock price of $411.70 at March 31, 2007 (compared to $419.65 at December 31, 2006). In the three months ended March 31, 2006, we accrued $37,561,000 for SARs compensation expense, based on our closing stock price of $289.00 at March 31, 2006 (compared to $245.50 at December 31, 2005).

On March 13, 2007, Michael Fascitelli, our President, exercised 350,000 of his existing SARs. These SARs were granted to him on January 10, 2006 and were scheduled to expire on March 14, 2007. He received $144.18 for each SAR exercised, representing the difference between our stock price of $388.01 (the average of the high and low market price) on the date of exercise and the exercise price of $243.83.

Kings Plaza

Lowe’s Home Improvement Warehouse (“Lowe’s”) will construct its own building adjacent to the mall, on land leased from us for a 20-year term with five 5-year renewal options. The ground lease commenced on February 26, 2007 and provides for an initial annual rent of approximately $2,000,000.

In March 2007, our consolidated joint venture, in which we have a 25% interest, completed the redevelopment of the energy plant that generates all of the electrical power at this property, for a total cost of approximately $18,350,000.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during 2007.

Significant Tenants

Bloomberg L.P. accounted for approximately 32% and 34% of our consolidated revenues in the three months ended March 31, 2007 and 2006, respectively. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Net income for the quarter ended March 31, 2007 was $32,176,000, or $6.32 per diluted share, compared to a net loss of $18,857,000, or $3.75 per diluted share, for the quarter ended March 31, 2006. Net income for the quarter ended March 31, 2007 includes $14,311,000, or $2.81 per diluted share, for the reversal of a portion of the accrual for SARs compensation expense. Net loss for the quarter ended March 31, 2006 includes $37,561,000 for an accrual of SARs compensation expense, partially offset by, $5,008,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased net income by $32,553,000, or $6.48 per diluted share.

Property Rentals

Property rentals were $34,874,000 in the quarter ended March 31, 2007, compared to $33,832,000 in the prior year’s quarter, an increase of $1,042,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue whose space was placed into service subsequent to the first quarter of 2006.

Expense Reimbursements

Tenant expense reimbursements were $17,322,000 in the quarter ended March 31, 2007, compared to $14,544,000 in the prior year’s quarter, an increase of $2,778,000. This increase was primarily due to real estate tax reimbursements in excess of expense recognized, from tenants at 731 Lexington Avenue, under leases that do not participate in a tax credit program.

Operating Expenses

Operating expenses were $17,925,000 in the quarter ended March 31, 2007, compared to $17,233,000 in the prior year’s quarter, an increase of $692,000. This increase was primarily from our Kings Plaza energy plant joint venture, which became operational in March 2007.

General and Administrative Expenses

General and administrative expenses in the quarter ended March 31, 2007, includes $14,311,000 for the reversal of a portion of the accrual for SARs compensation expense, compared to $37,561,000 for an accrual of SARs compensation expense in the quarter ended March 31, 2006. Excluding SARs, general and administrative expenses were $372,000 higher than the prior year’s quarter.

Interest and Other Income

Interest and other income was $7,062,000 in the quarter ended March 31, 2007, compared to $6,178,000 in the prior year’s quarter, an increase of $884,000. This increase resulted primarily from higher average yields on investments.

Interest and Debt Expense

Interest and debt expense was $16,638,000 in the quarter ended March 31, 2007, compared to $17,052,000 in the prior year’s quarter, a decrease of $414,000. This decrease was primarily due to (i) $671,000 of interest capitalized in the current quarter (no interest was capitalized in the prior year’s quarter), and (ii) a $195,000 decrease in interest on leasing commissions due to Vornado, as a result of amending the leasing agreement with Vornado, which became effective on January 1, 2007, partially offset by, (iii) $619,000 of accrued interest on the income tax liability in connection with the adoption of FASB Interpretation No. 48.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% prorata share of loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.

Liquidity and Capital Resources

Development Projects

Rego Park II

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (off the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard.

The proposed development at Rego Park II consists of a mixed-use building containing 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartments in one or two towers. The funding required for the proposed development may be in excess of $500,000,000. We are currently exploring various alternatives for financing this project. As of March 31, 2007, we have leased 404,000 square feet of the retail space, of which, 135,000, 134,000 and 135,000 have been leased to Century 21, Kohl’s and Home Depot, respectively. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

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

Stock Appreciation Rights

As of March 31, 2007, 500,000 SARs were outstanding and exercisable. These SARs have a weighted average exercise price of $70.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have had to pay $170,662,000 if the holders of these SARs had exercised their SARs on March 31, 2007. Any change in our stock price from the closing price of $411.70 on March 31, 2007, will increase or decrease the amount we will have to pay upon exercise.

Cash Flows

Three Months Ended March 31, 2007

Cash and cash equivalents were $557,926,000 at March 31, 2007, compared to $615,516,000 at December 31, 2006, a decrease of $57,590,000. This decrease resulted primarily from $24,560,000 of net cash used operating activities, $29,655,000 of net cash used in investing activities and $3,375,000 of net cash used in financing activities.

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

Net cash used in operating activities of $24,560,000 was primarily comprised of (i) the net change in operating assets and liabilities of $43,806,000 and (ii) adjustments for non-cash items of $12,930,000, partially offset by, (iii) net income of $32,176,000. The net change in operating assets and liabilities was primarily comprised of a $50,465,000 payment for a portion of the liability for stock appreciation rights. The adjustments for non-cash items were primarily comprised of (a) liability for stock appreciation rights of $15,049,000, (b) straight-lining of rental income of $3,721,000 and (c) minority interest of $331,000, partially offset by, (d) depreciation and amortization of $6,171,000.

Net cash used in investing activities of $29,655,000 was primarily comprised of capital expenditures of $26,112,000 and restricted cash of $3,543,000.

Net cash used in financing activities of $3,375,000 was primarily comprised of repayments of borrowings of $3,586,000, partially offset by, $211,000 for the exercise of share options.

Three Months Ended March 31, 2006

Cash and cash equivalents were $577,733,000 at March 31, 2006, compared to $578,406,000 at December 31, 2005, a decrease of $673,000. This decrease resulted primarily from $13,690,000 and $1,024,000 of net cash used in investing activities and financing activities, respectively, partially offset by, $14,041,000 of net cash provided by operating activities.

Net cash provided by operating activities of $14,041,000 was primarily comprised of (i) the net change in operating assets and liabilities of $40,370,000, partially offset by, (ii) a net loss of $18,857,000 and (iii) adjustments for non-cash items of $7,472,000. The adjustments for non-cash items were primarily comprised of (i) a pre-tax net gain of $9,268,000 from the sale of residential condominiums at 731 Lexington Avenue, and (ii) straight-lining of rental income of $4,158,000, partially offset by (iii) depreciation and amortization of $5,954,000.

Net cash used in investing activities of $13,690,000 was primarily comprised of (i) capital expenditures of $17,241,000 and (ii) restricted cash of $7,050,000, partially offset by, (iii) net proceeds from the sale of residential condominiums at 731 Lexington Avenue of $10,601,000.

Net cash used in financing activities of $1,024,000 was primarily comprised of (i) repayments of borrowings of $1,094,000 partially offset by, $70,000 for the exercise of share options.

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

FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in our Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity.

FFO for the Quarters Ended March 31, 2007 and 2006

FFO for the quarter ended March 31, 2007 was $37,667,000, or $7.39 per diluted share, compared to Negative FFO of $13,582,000, or $2.70 per diluted share, for the quarter ended March 31, 2006. FFO for the quarter ended March 31, 2007 includes $14,311,000, or $2.81 per diluted share, for the reversal of a portion of the accrual for SARs compensation expense. Negative FFO for the quarter ended March 31, 2006 includes $37,561,000 for an accrual of SARs compensation expense, partially offset by, $5,008,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased FFO by $32,550,000, or $6.48 per diluted share.

The following table reconciles net income (loss) to FFO (Negative FFO):

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2007	2006

Net income (loss)	$32,176	$(18,857)
Depreciation and amortization of real property	5,491	5,275
FFO (Negative FFO)	$37,667	$(13,582)

FFO (Negative FFO) per diluted share	$7.39	$(2.70)

Weighted average shares used in computing diluted FFO per share	5,094,612	5,024,967

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2007, we had $1,064,912 of fixed rate debt at a weighted average interest rate of 5.80% and as such, we have no exposure to changes in interest rates for the remaining terms of our existing debt.

The fair value of our debt, estimated by discounting future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $43,363,000 at March 31, 2007.

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

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

ALEXANDER’S, INC.
(Registrant)

Date April 30, 2007	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1	-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2	-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

10.1	-

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

Stock Appreciation Right Agreement dated as of January 10, 2006, between Michael D.
Fascitelli and Alexander’s Inc. – Incorporated herein by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K for January 10, 2006

*

10.64	-	Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P.	*

10.65	-

Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731
Office One LLC and 731 Office Two LLC

*

15.1	-	Letter regarding unaudited interim financial information

21	-	Subsidiaries of Registrant

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer
	*	___________________ Incorporated by reference.