Form 10-Q
period 2007-06-30
ALEXANDERS INC
filed 2007-07-30
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

As of June 30, 2007, there were 5,042,450 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXANDER’S, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	596,100	579,595
Construction in progress	83,393	43,338
Total	748,948	692,388
Accumulated depreciation and amortization	(89,319)	(80,779)
Real estate, net	659,629	611,609

Cash and cash equivalents	542,132	615,516
Restricted cash	4,311	3,682
Accounts receivable, net of allowance for doubtful accounts of $595 and $481, respectively	3,008	3,593
Receivable arising from the straight-lining of rents	122,684	115,027
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $43,181 and $43,163, respectively)	68,147	69,119
Deferred debt issuance costs, net	16,877	18,201
Other assets	8,740	10,495
TOTAL ASSETS	$1,425,528	$1,447,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,061,503	$1,068,498
Accounts payable and accrued expenses	39,116	41,140
Liability for stock appreciation rights	166,937	236,176
Amounts due to Vornado	37,998	35,366
Liability for income taxes and other	46,541	37,725
TOTAL LIABILITIES	1,352,095	1,418,905

MINORITY INTEREST	992	1,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,173	5,173
Additional paid-in capital	27,539	27,118
Retained earnings (accumulated deficit) (including a reduction of $6,983 for the cumulative effect of change in accounting principle in 2007)	40,458	(4,344)
	73,170	27,947
Treasury shares: 131,000 and 137,500 shares, at cost	(729)	(765)
Total stockholders’ equity	72,441	27,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,425,528	$1,447,242

See notes to consolidated financial statements.

ALEXANDER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Property rentals	$35,222	$34,000	$70,096	$67,832
Expense reimbursements	18,919	15,371	36,241	29,915
Total revenues	54,141	49,371	106,337	97,747

EXPENSES
Operating (including fees to Vornado of $578, $581, $1,154 and $1,147, respectively)	20,194	18,524	38,119	35,757
General and administrative (including a reversal of stock appreciation rights (“SARs”) expense of $3,725, $14,654, $18,036 and SARs expense of $22,907, respectively and management fees to Vornado of $540 and $1,080 in each three and six month period)	(2,054)	(13,481)	(14,713)	25,360
Depreciation and amortization	5,666	5,432	11,175	10,725
Total expenses	23,806	10,475	34,581	71,842

OPERATING INCOME	30,335	38,896	71,756	25,905

Interest and other income, net	7,055	6,803	14,117	12,981
Interest and debt expense	(16,507)	(17,096)	(33,145)	(34,148)
Minority interest of partially owned entity	(168)	—	163	—
Income before net gain on sale of condominiums	20,715	28,603	52,891	4,738
Net gain on sale of condominiums	—	15,261	—	24,529
Income tax expense of the taxable REIT subsidiary	(1,106)	(7,013)	(1,106)	(11,273)
NET INCOME	$19,609	$36,851	$51,785	$17,994

Net income per common share - basic	$3.89	$7.33	$10.28	$3.58

Net income per common share - diluted	$3.85	$7.25	$10.16	$3.54

See notes to consolidated financial statements.

ALEXANDER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006

Net income	$51,785	$17,994
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Liability for stock appreciation rights	(18,774)	22,907
Depreciation and amortization (including amortization of debt issuance costs)	12,499	12,049
Straight-lining of rental income	(7,657)	(7,681)
Minority interest of partially owned entity	(163)	—
Net gain on sale of condominiums	—	(24,529)
Change in operating assets and liabilities:
Accounts receivable, net	585	(1,307)
Other assets	92	(1,510)
Amounts due to Vornado	2,632	77
Accounts payable and accrued expenses	(2,109)	3,493
Payment for stock appreciation rights	(50,465)	—
Income tax liability of taxable REIT subsidiary	1,852	(1,285)
Other liabilities	(19)	628
Net cash (used in) provided by operating activities	(9,742)	20,836

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to real estate	(56,475)	(19,599)
Restricted cash	(629)	(443)
Proceeds from the sale of condominiums	—	39,383
Net cash (used in) provided by investing activities	(57,104)	19,341

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings	(6,995)	(4,296)
Exercise of share options	457	70
Net cash used in financing activities	(6,538)	(4,226)

Net (decrease) increase in cash and cash equivalents	(73,384)	35,951
Cash and cash equivalents at beginning of period	615,516	578,406
Cash and cash equivalents at end of period	$542,132	$614,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $1,579 and $114 have been capitalized)	$32,377	$33,152
Cash payments for income taxes	$480	$12,558

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

The consolidated balance sheet at June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements and condensed footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 became effective on January 1, 2007. Upon the adoption of FIN 48 on January 1, 2007, we recognized a $6,983,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS No. 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 157 on January 1, 2008, will have a material effect on our consolidated financial statements.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R. SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006, did not have any effect on our consolidated financial statements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have any effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value upon the adoption of SFAS No. 159 on January 1, 2008.

4.	Relationship with Vornado

Vornado owned 32.8% of our outstanding common stock at June 30, 2007. Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At June 30, 2007, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also our directors and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.8% they indirectly own through Vornado.

We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $227,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

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

Effective January 1, 2007, we modified our leasing agreement with Vornado. Pursuant to the modification, (i) the existing 3% commission on asset sales was adjusted so that for asset sales greater than $50,000,000, the fee is 1% of gross proceeds, as defined; (ii) in the event third party real estate brokers are used in connection with asset sales, the fees to Vornado no longer increase by 1% and Vornado continues to be responsible for the fees to such third party real estate brokers; and (iii) the annual amount payable for fees under this agreement was increased to $4,000,000, and the interest rate on the unpaid balance was adjusted to one-year LIBOR plus 100 bps per annum (6.34 % at June 30, 2007).

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

The following table shows the amounts incurred under the agreements described above.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
	2007	2006	2007	2006
Company management fees	$750	$750	$1,500	$1,500
Development fees	1,838	189	2,576	383
Leasing fees	1,050	949	2,745	1,913
Property management fees and payments for cleaning, engineering and security services	1,184	461	2,180	1,332
	$4,822	$2,349	$9,001	$5,128

At June 30, 2007, we owed Vornado $34,824,000 for leasing fees, $2,198,000 for development fees and $976,000 for management, property management and cleaning fees.

5.	Debt

The following is a summary of our outstanding debt, all of which have fixed interest rates.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	June 30, 2007	June 30, 2007	December 31, 2006

First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$388,487	$393,232
First mortgage, secured by the retail space at the Lexington Avenue property (1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	205,306	207,131
First mortgage, secured by the Rego Park I Shopping Center	Jun. 2009	7.25%	79,710	80,135
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
			$1,061,503	$1,068,498

_____________________________

(1)	In the event of a substantial casualty, as defined, up to $75,000,000 of this loan may become recourse to us.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Income Tax Liability

We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, we recognized a $6,983,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At January 1, 2007 and June 30, 2007, we had $43,653,000 and $44,879,000, respectively, of unrecognized tax benefits that if recognized, would result in non-cash income arising from the reversal of these items and a reduction of our effective tax rate.

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statement of operations. In the three and six months ended June 30, 2007, we recognized $607,000 and $1,226,000 of interest related to the unrecognized tax benefits. As of June 30, 2007, we have approximately $6,273,000 of accrued interest related to the unrecognized tax benefits, which is included as a component of the $44,879,000 discussed above.

As of June 30, 2007, our 2003 - 2006 tax years remain open to examination by the major taxing jurisdictions to which we are subject.

7.	Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. In the three and six months ended June 30, 2007, we reversed $3,725,000 and $18,036,000, respectively, of previously recognized expense, based on our closing stock price of $404.25 at June 29, 2007 (compared to $411.70 at March 30, 2007 and $419.65 at December 29, 2006). In the three and six months ended June 30, 2006, we reversed $14,654,000 of previously recognized expense and accrued $22,907,000 for SARs compensation expense, based on our closing stock price of $271.76 at June 30, 2006 (compared to $289.00 at March 31, 2006 and $245.50 at December 30, 2005).

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

In the three and six months ended June 30, 2006, we recognized $8,248,000 and $13,256,000 of after-tax net gains from the sale of residential condominium units at our 731 Lexington Avenue property.

9.	Commitments and Contingencies

Insurance

We carry commercial liability and all risk property insurance for (i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005, which expires in 2007, and (v) rental loss insurance with respect to our assets, with limits of (i) $965,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our other properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

In July 2006, we discovered an oil spill at the above site. Based on a preliminary investigation, the spill may have occurred as a result of the actions of independent contractors. We have notified the NYSDEC about the spill and are in the process of developing a remediation approach to clean up the site. The estimated costs associated with the clean up of the site will aggregate approximately $2,500,000 and are expected to be covered under our insurance policy, subject to our $500,000 deductible, which we have accrued.

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

The proposed development at Rego Park II consists of a mixed-use building containing 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartments in one or two towers. Construction of the retail portion of the project has commenced and is estimated to cost approximately $400,000,000 and is expected to be completed in 2009. The estimated cost for the apartments, if constructed, would be up to $200,000,000. We are currently exploring various alternatives for financing this project. As of June 30, 2007, we have leased 404,000 square feet of the retail space, of which, 135,000, 134,000 and 135,000 have been leased to Century 21, Kohl’s and Home Depot, respectively. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

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

Letters of Credit

Approximately $3,900,000 in standby letters of credit were issued and outstanding as of June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2007	2006	2007	2006
Net income applicable to common stockholders – basic and diluted	$19,609	$36,851	$51,785	$17,994

Weighted average shares outstanding – basic	5,040,417	5,025,000	5,039,494	5,024,983
Dilutive effect of stock options	54,128	59,541	55,083	58,853
Weighted average shares outstanding – diluted	5,094,545	5,084,541	5,094,577	5,083,836

Net income per common share - basic	$3.89	$7.33	$10.28	$3.58

Net income per common share - diluted	$3.85	$7.25	$10.16	$3.54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

July 30, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For a further discussion of these factors, see “Item 1A - Risk Factors” in our Annual Report on Form 10-K.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2007 and 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. In the three and six months ended June 30, 2007, we reversed $3,725,000 and $18,036,000, respectively, of previously recognized expense, based on our closing stock price of $404.25 at June 29, 2007 (compared to $411.70 at March 30, 2007 and $419.65 at December 29, 2006). In the three and six months ended June 30, 2006, we reversed $14,654,000 of previously recognized expense and accrued $22,907,000 for SARs compensation expense, based on our closing stock price of $271.76 at June 30, 2006 (compared to $289.00 at March 31, 2006 and $245.50 at December 30, 2005).

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

Significant Tenants

Bloomberg L.P. accounted for approximately 31% and 35% of our consolidated revenues in the six months ended June 30, 2007 and 2006, respectively. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Net income for the quarter ended June 30, 2007 was $19,609,000, or $3.85 per diluted share, compared to $36,851,000, or $7.25 per diluted share, for the quarter ended June 30, 2006. Net income for the quarter ended June 30, 2007 includes $3,725,000, or $0.73 per diluted share, for the reversal of a portion of the accrual for SARs compensation expense. Net income for the quarter ended June 30, 2006 includes $14,654,000 for the reversal of a portion of the accrual for SARs compensation expense and $8,248,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, increased net income for the quarter ended June 30, 2006, by $22,902,000, or $4.50 per diluted share.

Property Rentals

Property rentals were $35,222,000 in the quarter ended June 30, 2007, compared to $34,000,000 in the prior year’s quarter, an increase of $1,222,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue as a result of the lease-up of the remaining vacant space during the second half of 2006, as well as rent from the commencement of the Lowe’s ground lease at Kings Plaza.

Expense Reimbursements

Tenant expense reimbursements were $18,919,000 in the quarter ended June 30, 2007, compared to $15,371,000 in the prior year’s quarter, an increase of $3,548,000. This increase was primarily due to real estate tax reimbursements in excess of expense recognized, from tenants at 731 Lexington Avenue, under leases that do not participate in a tax credit program.

Operating Expenses

Operating expenses were $20,194,000 in the quarter ended June 30, 2007, compared to $18,524,000 in the prior year’s quarter, an increase of $1,670,000. This increase was primarily attributable to our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.

General and Administrative Expenses

Excluding $3,725,000 and $14,654,000 for the reversal of a portion of the accrual for SARs compensation expense in the quarter ended June 30, 2007 and 2006, respectively, general and administrative expenses were $498,000 higher in current year’s quarter primarily due to professional fees.

Interest and Other Income, net

Interest and other income, net was $7,055,000 in the quarter ended June 30, 2007, compared to $6,803,000 in the prior year’s quarter, an increase of $252,000. This increase resulted primarily from higher average yields on investments.

Interest and Debt Expense

Interest and debt expense was $16,507,000 in the quarter ended June 30, 2007, compared to $17,096,000 in the prior year’s quarter, a decrease of $589,000. This decrease was primarily due to (i) a $794,000 increase in interest capitalized in the current quarter ($908,000 of interest was capitalized in the current quarter, compared to $114,000 in the prior year’s quarter), and (ii) a $197,000 decrease in interest on leasing commissions due to Vornado, as a result of amending our leasing agreement with Vornado, which became effective on January 1, 2007, partially offset by, (iii) $607,000 of accrued interest on the liability for unrecognized tax benefits, in connection with the adoption of FASB Interpretation No. 48.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% prorata share of income in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.

Income Tax Expense of the Taxable REIT Subsidiary

Income tax expense of the taxable REIT subsidiary was $1,106,000 in the quarter ended June 30, 2007, compared to $7,013,000 in the prior year’s quarter, a decrease of $5,907,000. This decrease was primarily due to the sale of the remaining residential condominium units at 731 Lexington Avenue during 2006.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Net income for the six months ended June 30, 2007 was $51,785,000, or $10.16 per diluted share, compared to $17,994,000, or $3.54 per diluted share, for the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 includes $18,036,000, or $3.54 per diluted share, for the reversal of a portion of the accrual for SARs compensation expense. Net income for the six months ended June 30, 2006 includes $22,907,000 for an accrual of SARs compensation expense, partially offset by, $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased net income for the six months ended June 30, 2006, by $9,651,000, or $1.90 per diluted share.

Property Rentals

Property rentals were $70,096,000 in the six months ended June 30, 2007, compared to $67,832,000 in the prior year’s six months, an increase of $2,264,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue as a result of the lease-up of the remaining vacant space during the second half of 2006, as well as rent from the commencement of the Lowe’s ground lease at Kings Plaza.

Expense Reimbursements

Tenant expense reimbursements were $36,241,000 in the six months ended June 30, 2007, compared to $29,915,000 in the prior year’s six months, an increase of $6,326,000. This increase was primarily due to real estate tax reimbursements in excess of expense recognized, from tenants at 731 Lexington Avenue, under leases that do not participate in a tax credit program.

Operating Expenses

Operating expenses were $38,119,000 in the six months ended June 30, 2007, compared to $35,757,000 in the prior year’s six months, an increase of $2,362,000. This increase was primarily attributable to our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.

General and Administrative Expenses

Excluding $18,036,000 for the reversal of a portion of the accrual for SARs compensation expense in 2007 and $22,907,000 for an accrual of SARs compensation expense in 2006, general and administrative expenses were $870,000 higher in the current year primarily due to (i) $350,000 of organization costs incurred in connection with forming the Kings Plaza joint venture, and (ii) higher professional fees.

Interest and Other Income, net

Interest and other income, net was $14,117,000 in the six months ended June 30, 2007, compared to $12,981,000 in the prior year’s six months, an increase of $1,136,000. This increase resulted primarily from higher average yields on investments.

Interest and Debt Expense

Interest and debt expense was $33,145,000 in the six months ended June 30, 2007, compared to $34,148,000 in the prior year’s six months, a decrease of $1,003,000. This decrease was primarily due to (i) a $1,465,000 increase in interest capitalized in the current year’s six months ($1,579,000 of interest was capitalized in the current year’s six months, compared to $114,000 in the prior year’s six months), and (ii) a $392,000 decrease in interest on leasing commissions due to Vornado, as a result of amending our leasing agreement with Vornado, which became effective on January 1, 2007, partially offset by, (iii) $1,226,000 of accrued interest on the liability for unrecognized tax benefits, in connection with the adoption of FASB Interpretation No. 48.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% prorata share of loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.

Income Tax Expense of the Taxable REIT Subsidiary

Income tax expense of the taxable REIT subsidiary was $1,106,000 in the six months ended June 30, 2007, compared to $11,273,000 in the prior year’s six months, a decrease of $10,167,000. This decrease was primarily due to the sale of the remaining residential condominium units at 731 Lexington Avenue during 2006.

Liquidity and Capital Resources

Development Projects

Rego Park II

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (off the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard.

The proposed development at Rego Park II consists of a mixed-use building containing 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartments in one or two towers. Construction of the retail portion of the project has commenced and is estimated to cost approximately $400,000,000 and is expected to be completed in 2009. The estimated cost for the apartments, if constructed, would be up to $200,000,000. We are currently exploring various alternatives for financing this project. As of June 30, 2007, we have leased 404,000 square feet of the retail space, of which, 135,000, 134,000 and 135,000 have been leased to Century 21, Kohl’s and Home Depot, respectively. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

Insurance

We carry commercial liability and all risk property insurance for (i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Extension Act of 2005, which expires in 2007, and (v) rental loss insurance with respect to our assets, with limits of (i) $965,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including certified terrorist acts and $350,000,000 for non-certified terrorist acts for our other properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

Stock Appreciation Rights

As of June 30, 2007, 500,000 SARs were outstanding and exercisable. These SARs have a weighted average exercise price of $70.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have had to pay $166,937,000 if the holders of these SARs had exercised their SARs on June 30, 2007. Any change in our stock price from the closing price of $404.25 on June 29, 2007, will increase or decrease the amount we will have to pay upon exercise.

Cash Flows

Six Months Ended June 30, 2007

Cash and cash equivalents were $542,132,000 at June 30, 2007, compared to $615,516,000 at December 31, 2006, a decrease of $73,384,000. This decrease resulted primarily from $9,742,000 of net cash used in operating activities, $57,104,000 of net cash used in investing activities and $6,538,000 of net cash used in financing activities.

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

Net cash used in operating activities of $9,742,000 was primarily comprised of (i) the net change in operating assets and liabilities of $47,432,000 and (ii) adjustments for non-cash items of $14,095,000, partially offset by, (iii) net income of $51,785,000. The net change in operating assets and liabilities was primarily comprised of a $50,465,000 payment for a portion of the liability for stock appreciation rights. The adjustments for non-cash items were primarily comprised of (a) liability for stock appreciation rights of $18,774,000, (b) straight-lining of rental income of $7,657,000 and (c) minority interest of $163,000, partially offset by, (d) depreciation and amortization of $12,499,000.

Net cash used in investing activities of $57,104,000 was primarily comprised of capital expenditures of $56,475,000 and restricted cash of $629,000.

Net cash used in financing activities of $6,538,000 was primarily comprised of repayments of borrowings of $6,995,000, partially offset by, $457,000 for the exercise of share options.

Six Months Ended June 30, 2006

Cash and cash equivalents were $614,357,000 at June 30, 2006, compared to $578,406,000 at December 31, 2005, an increase of $35,951,000. This increase resulted primarily from $20,836,000 and $19,341,000 of net cash provided by operating activities and investing activities, respectively, partially offset by, $4,226,000 of net cash used in financing activities.

Net cash provided by operating activities of $20,836,000 was comprised of (i) net income of $17,994,000, (ii) the net change in operating assets and liabilities of $96,000 and (iii) non-cash items of $2,746,000. The adjustments for non-cash items are primarily comprised of (a) a $22,907,000 liability for stock appreciation rights, and (b) depreciation and amortization of $12,049,000, partially offset by, (c) $24,529,000 resulting from the net gain on sale of condominiums at 731 Lexington Avenue and (d) the effect of straight-lining of rental income of $7,681,000.

Net cash provided by investing activities of $19,341,000 was primarily comprised of (i) $39,383,000 of proceeds from the sales of condominiums at 731 Lexington Avenue, partially offset by, (ii) capital expenditures of $19,599,000 and (iii) restricted cash of $443,000.

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

FFO for the Quarters and Six Months Ended June 30, 2007 and 2006

FFO for the quarter ended June 30, 2007 was $25,257,000, or $4.96 per diluted share, compared to $42,265,000, or $8.31 per diluted share, for the quarter ended June 30, 2006. FFO for the quarter ended June 30, 2007 includes $3,725,000, or $0.73 per diluted share, for the reversal of a portion of the accrual for SARs compensation expense. FFO for the quarter ended June 30, 2006 includes $14,654,000 for the reversal of a portion of the accrual for SARs compensation expense and $8,248,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, increased FFO for the quarter ended June 30, 2006 by $22,902,000, or $4.50 per diluted share.

FFO for the six months ended June 30, 2007 was $62,924,000, or $12.35 per diluted share, compared to $28,683,000, or $5.64 per diluted share, for the six months ended June 30, 2006. FFO for the six months ended June 30, 2007 includes $18,036,000, or $3.54 per diluted share, for the reversal of a portion of the accrual for SARs compensation expense. FFO for the six months ended June 30, 2006 includes $22,907,000 for the accrual of SARs compensation expense, partially offset by, $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased FFO for the six months ended June 30, 2006 by $9,651,000, or $1.90 per diluted share.

The following table reconciles net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2007	2006	2007	2006

Net income	$19,609	$36,851	$51,785	$17,994
Depreciation and amortization of real property	5,648	5,414	11,139	10,689
FFO	$25,257	$42,265	$62,924	$28,683

FFO per diluted share	$4.96	$8.31	$12.35	$5.64

Weighted average shares used in computing diluted FFO per share	5,094,545	5,084,541	5,094,577	5,083,836

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2007, we had $1,061,503,000 of fixed rate debt at a weighted average interest rate of 5.80% and as such, we have no exposure to changes in interest rates for the remaining terms of our existing debt.

The fair value of our debt, estimated by discounting future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $56,887,000 at June 30, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 17, 2007, we held our Annual Meeting of Stockholders. Two proposals were presented for approval. The results of the voting are shown below:

(i)	The election of two nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualified.

Nominees	Term	Votes Cast For	Votes Withheld

Michael D Fascitelli	3 years	4,775,784	126,781
Thomas R. DiBenedetto	3 years	4,898,608	3,957

      In addition to the two nominees elected above, Steven Roth, David Mandelbaum, Neil Underberg, Russell B. Wight, Jr., Arthur I. Sonnenblick and Dr. Richard R. West continue to serve as Directors after the meeting.

Because of the nature of the election of the Board of Directors, there were no abstentions or broker non-votes.

(ii)	The ratification of the appointment of Deloitte & Touche LLP as our independent auditors.

Votes Cast For	Votes Cast Against	Abstentions
4,901,721	627	217

Because of the nature of the ratification of our independent auditors, there were no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached

Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date July 30, 2007	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1	-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2	-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1	-

Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty
Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the
Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant’s
Annual Report on Form 10-K for the fiscal year ended July 25, 1992

*

10.2	-

Extension Agreement to the Real Estate Retention Agreement, dated as of February 6,
1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant’s Annual Report Form 10-K for the year ended
December 31, 1994

*

10.3	-

Registrant’s Omnibus Stock Plan, as amended, dated May 28, 1997. Incorporated herein by reference from Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed on August 13, 1997

*

10.4	-

Amended, Restated and Consolidated Mortgage and Security Agreement, dated May 12,
1999, between The Chase Manhattan Bank, as mortgagee, and Alexander’s Rego
Shopping Center Inc., as mortgagor. Incorporated herein by reference from Exhibit
10(i)(E) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30,
2000, filed on August 8, 2000

*

10.5	-

Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited
Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from
Exhibit 10(v) B to the registrant’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2001, filed on August 2, 2001

*

10.6	-

Amended and Restated Consolidated Mortgage and Security Agreement dated as of
May 31, 2001 among Alexander’s Kings Plaza LLC as mortgagor, Alexander’s of King
LLC as mortgagor and Kings Parking LLC as mortgagor, collectively borrower, to
Morgan Guaranty Trust Company of New York, as mortgagee. Incorporated herein by reference from Exhibit 10(v) A1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 2, 2001

*

10.7	-

Amended, Restated and Consolidated Promissory Note, dated as of May 31, 2001 by and between Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC, and Kings Parking
LLC collectively borrower, and Morgan Guaranty Trust Company of New York, lender.
Incorporated herein by reference from Exhibit 10(v) A2 to the registrant’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 2, 2001

*

10.8	-

Cash Management Agreement dated as of May 31, 2001 by and between Alexander’s
Kings Plaza LLC, Alexander’s of Kings LLC, and Kings Parking LLC collectively borrower, and Morgan Guaranty Trust Company of New York, lender. Incorporated herein by reference from Exhibit 10(v) A3 to the registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2001, filed on August 2, 2001

*

10.9	-

Note modification and Severance Agreement dated as of November 26, 2001, between
Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC, and Kings Parking LLC
collectively borrower and JP Morgan Chase Bank of New York, lender. Incorporated herein by reference from Exhibit 10(v)(A)(4) to the registrant’s Annual Report on
Form 10-K for the year ended December 31, 2001, filed on March 13, 2002

*
	*	___________________ Incorporated by reference.

10.10	-

Loan Agreement dated as of October 2, 2001 by and between ALX of Paramus LLC as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(1) to the registrant’s Annual Report on Form
10-K for the year ended December 31, 2001, filed on March 13, 2002

*

10.11	-

Mortgage, Security Agreement and Fixture Financing Statement dated as of October 2,
2001 by and between ALX of Paramus LLC as borrower, and SVENSKA
HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit
10(v)(C)(2) to the registrant’s Annual Report on Form 10-K for the year ended December
31, 2001, filed on March 13, 2002

*

10.12	-

Environmental undertaking letter dated as of October 2, 2001 by and between ALX of
Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender.
Incorporated herein by reference from Exhibit 10(v)(C)(3) to the registrant’s Annual
Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 13,
2002

*

10.13	-

Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as Landlord, and IKEA Property, Inc. as Tenant. Incorporated herein by reference from Exhibit
10(v)(C)(4) to the registrant’s Annual Report on Form 10-K for the year ended December
31, 2001, filed on March 13, 2002

*

10.14	-

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.15	-

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between
Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated
herein by reference from Exhibit 10(i)(E)(4) to the registrant’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.16	-

Amended and Restated Management and Development Agreement, dated as of July 3,
2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado
Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on
August 7, 2002

*

10.17	-

59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Commercial LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.18	-

Kings Plaza Management Agreement, dated as of May 31, 2001, by and between
Alexander’s Kings Plaza LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.19	-

Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of
July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A.
Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager.
Incorporated herein by reference from Exhibit 10(i)(A)(1) to the registrant’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.20	-

Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of
July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A.
Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager.
Incorporated herein by reference from Exhibit 10(i)(A)(2) to the registrant’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*
	*	___________________ Incorporated by reference.

10.21	-

Reimbursement Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc.,
731 Commercial LLC, 731 Residential LLC and Vornado Realty, L.P. Incorporated
herein by reference from Exhibit 10(i)(C)(8) to the registrant’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.22	-

First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited
Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from
Exhibit 10(v)(B)(2) to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 7, 2002

*

10.23	-

Loan and Security Agreement, dated as of February 13, 2004, between 731 Office One
LLC, as Borrower and German American Capital Corporation, as Lender. Incorporated
herein by reference from Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.24	-

Amended, Restated and Consolidated Mortgage, Security Agreement, Financing
Statement and Assignment of Leases, Rent and Security Deposits by and between
731 Office One LLC as Borrower and German American Capital Corporation as Lender,
dated as of February 13, 2004. Incorporated herein by reference from Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on
March 2, 2004

*

10.25	-

Amended, Restated and Consolidated Note, dated as of February 13, 2004, by 731 Office
One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.26	-

Assignment of Leases, Rents and Security Deposits from 731 Office One LLC to German
American Capital Corporation, dated as of February 13, 2004. Incorporated herein by reference from Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.27	-

Account and Control Agreement, dated as of February 13, 2004, by and among German
American Capital Corporation as Lender, and 731 Office One LLC as Borrower, and JP
Morgan Chase as Cash Management Bank. Incorporated herein by reference from Exhibit
10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003, filed on March 2, 2004

*

10.28	-

Manager’s Consent and Subordination of Management Agreement dated February 13,
2004 by 731 Office One LLC and Alexander’s Management LLC and German American
Capital Corporation. Incorporated herein by reference from Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on
March 2, 2004

*

10.29	-

Note Exchange Agreement dated as of February 13, 2004 by and between 731 Office One
LLC and German American Capital Corporation. Incorporated herein by reference from
Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2003, filed on March 2, 2004

*

10.30	-

Promissory Note A-1 dated as of February 13, 2004 and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003, filed on March 2, 2004

*

10.31	-

Promissory Note A-2 dated as of February 13, 2004 and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003, filed on March 2, 2004

*
	*	___________________ Incorporated by reference.

10.32	-

Promissory Note A-3 dated as of February 13, 2004 and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.29 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003, filed on March 2, 2004

*

10.33	-

Promissory Note A-4 dated as of February 13, 2004, and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003, filed on March 2, 2004

*

10.34	-

Promissory Note A-X dated as of February 13, 2004, and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003, filed on March 2, 2004

*

10.35	-

Promissory Note B dated as of February 13, 2004, and 731 Office One LLC in favor of
German American Capital Corporation. Incorporated herein by reference from Exhibit
10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31,
2003, filed on March 2, 2004

*

10.36	-

Guaranty of Recourse Obligations dated as of February 13, 2004, by Alexander’s, Inc. to and for the benefit of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.37	-

Environmental Indemnity dated as of February 13, 2004, by Alexander’s, Inc. and
731 Office One LLC for the benefit of German American Capital Corporation.
Incorporated herein by reference from Exhibit 10.34 to the registrant’s Annual Report on
Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.38	-

Loan Agreement dated as of July 6, 2005, between 731 Retail One LLC, as Borrower and Archon
Financial, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s
Current Report on Form 8-K, filed on July 12, 2005

*

10.39	-

Form of Stock Option Agreement between the Company and certain employees.
Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.40	-

Form of Restricted Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.62 to the registrant’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on
October 27, 2005

*

10.41	-

Stock Appreciation Right Agreement dated as of January 10, 2006, between Michael D.
Fascitelli and Alexander’s Inc. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K for January 10, 2006, filed on January 12, 2006

*

10.42	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*
	*	___________________ Incorporated by reference.

10.43	-

Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2006, filed on February 26, 2007

*

10.44	-

Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731
Office One LLC and 731 Office Two LLC. Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2006, filed on February 26, 2007

*

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

	*	___________________ Incorporated by reference.