Form 10-Q
period 2007-09-30
ALEXANDERS INC
filed 2007-10-29
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

As of September 30, 2007, there were 5,043,950 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXANDER’S, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	595,422	579,595
Construction in progress	119,202	43,338
Total	784,079	692,388
Accumulated depreciation and amortization	(93,629)	(80,779)
Real estate, net	690,450	611,609

Cash and cash equivalents	529,581	615,516
Restricted cash	7,828	3,682
Accounts receivable, net of allowance for doubtful accounts of $564 and $481, respectively	5,193	3,593
Receivable arising from the straight-lining of rents	126,603	115,027
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $42,646 and $43,163, respectively)	67,296	69,119
Deferred debt issuance costs, net	16,215	18,201
Other assets	12,334	10,495
TOTAL ASSETS	$1,455,500	$1,447,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,058,041	$1,068,498
Accounts payable and accrued expenses	51,016	41,140
Liability for stock appreciation rights	157,562	236,176
Amounts due to Vornado	39,368	35,366
Liability for income taxes and other	46,864	37,725
TOTAL LIABILITIES	1,352,851	1,418,905

MINORITY INTEREST	1,476	1,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares	5,173	5,173
Additional paid-in capital	27,636	27,118
Retained earnings (accumulated deficit) (including a reduction of $6,983 for the cumulative effect of change in accounting principle in 2007)	69,084	(4,344)
	101,893	27,947
Treasury shares: 129,500 and 137,500 shares, at cost	(720)	(765)
Total stockholders’ equity	101,173	27,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,455,500	$1,447,242

See notes to consolidated financial statements.

ALEXANDER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Property rentals	$35,319	$34,014	$105,415	$101,846
Expense reimbursements	17,105	16,785	50,274	46,700
Total revenues	52,424	50,799	155,689	148,546

EXPENSES
Operating (including fees to Vornado of $589, $577, $1,743 and $1,724, respectively)	17,653	19,897	52,700	55,654
General and administrative (including a reversal of stock appreciation rights (“SARs”) expense of $9,375 and $27,411 in the three and nine months ended September 30, 2007 and SARs expense of $32,716 and $55,623 in the three and nine months ended September 30, 2006 and management fees to Vornado of $540 and $1,620 in each three and nine month period)	(8,355)	34,507	(23,068)	59,867
Depreciation and amortization	5,572	5,599	16,747	16,324
Total expenses	14,870	60,003	46,379	131,845

OPERATING INCOME (LOSS)	37,554	(9,204)	109,310	16,701

Interest and other income, net	6,426	7,457	20,543	20,438
Interest and debt expense	(16,154)	(17,375)	(49,299)	(51,523)
Minority interest of partially owned entity	(484)	506	(321)	506
Income (loss) before net gain on sale of condominiums	27,342	(18,616)	80,233	(13,878)
Net gain on sale of condominiums	—	—	—	24,529
Income tax benefit (expense) of the taxable REIT subsidiary	1,284	—	178	(11,273)
NET INCOME (LOSS)	$28,626	$(18,616)	$80,411	$(622)

Net income (loss) per common share - basic	$5.68	$(3.70)	$15.95	$(0.12)

Net income (loss) per common share - diluted	$5.62	$(3.70)	$15.78	$(0.12)

See notes to consolidated financial statements.

ALEXANDER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006

Net income (loss)	$80,411	$(622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Liability for stock appreciation rights	(27,411)	55,623
Depreciation and amortization (including amortization of debt issuance costs)	18,733	18,309
Straight-lining of rental income	(11,576)	(11,276)
Minority interest of partially owned entity	321	(506)
Net gain on sale of condominiums	—	(24,529)
Change in operating assets and liabilities:
Accounts receivable, net	(1,600)	(1,476)
Other assets	(3,913)	(4,468)
Amounts due to Vornado	4,002	643
Accounts payable and accrued expenses	(1,987)	12,137
Payment for stock appreciation rights	(50,465)	—
Income tax liability of taxable REIT subsidiary	2,184	(1,285)
Other liabilities	(28)	(57)
Net cash provided by operating activities	8,671	42,493

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to real estate	(80,566)	(26,138)
Increase in restricted cash	(4,146)	(4,489)
Proceeds from the sale of condominiums	—	39,383
Net cash (used in) provided by investing activities	(84,712)	8,756

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(10,457)	(7,548)
Exercise of share options	563	70
Net cash used in financing activities	(9,894)	(7,478)

Net (decrease) increase in cash and cash equivalents	(85,935)	43,771
Cash and cash equivalents at beginning of period	615,516	578,406
Cash and cash equivalents at end of period	$529,581	$622,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $2,965 and $260 have been capitalized)	$48,656	$49,885
Cash payments for income taxes	$1,480	$12,558

See notes to consolidated financial statements.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” or “Company” refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO).

2.	Basis of Presentation

The consolidated balance sheet at September 30, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

We currently operate in one reportable segment.

3.	Restatement for Immaterial Adjustment of Second Quarter 2007 Operating Expenses and Reimbursements

Subsequent to the issuance of our consolidated financial statements for the quarter ended June 30, 2007, we determined that our consolidated statement of operations for the three and six months ended June 30, 2007, included $3,072,000 of intercompany revenues (“expense reimbursements”) and $3,072,000 of intercompany “operating expenses” that should have been eliminated in the consolidation of our Kings Plaza joint venture. There was no impact on “operating income” or “net income” for the three and six months ended June 30, 2007, as a result of not eliminating these amounts. The Kings Plaza joint venture became operational at the end of March 2007, and as such, no other prior periods were affected. We have corrected this error in the consolidated statement of operations for the nine months ended September 30, 2007. We have concluded that the elimination entry not made, was immaterial to our consolidated financial statements for the three and six months ended June 30, 2007. While these periods are not presented in this Quarterly Report on Form 10-Q, the table below illustrates the effects of the restatement on the three and six months ended June 30, 2007.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2007		June 30, 2007
	As Reported	As Adjusted	As Reported	As Adjusted
Expense reimbursements	18,919	15,847	36,241	33,169

Total revenues	54,141	51,069	106,337	103,265

Operating expenses	20,194	17,122	38,119	35,047

Total expenses	23,806	20,734	34,581	31,509

Operating income	30,335	30,335	71,756	71,756

Net income	19,609	19,609	51,785	51,785

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Recently Issued Accounting Literature

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 157 on January 1, 2008, will have a material effect on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value upon the adoption of SFAS No. 159 on January 1, 2008.

5.	Relationship with Vornado

At September 30, 2007, Vornado owned 32.8% of our outstanding common stock. Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board and Chief Executive Officer of Vornado. At September 30, 2007, Mr. Roth, Interstate and its two other general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also our directors and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.8% they indirectly own through Vornado.

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

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Relationship with Vornado - continued

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

Effective January 1, 2007, we modified our leasing agreement with Vornado. Pursuant to the modification, (i) the existing 3% commission on asset sales was adjusted so that for asset sales greater than $50,000,000, the fee is 1% of gross proceeds, as defined; (ii) in the event third party real estate brokers are used in connection with asset sales, the fees to Vornado no longer increase by 1% and Vornado continues to be responsible for the fees to such third party real estate brokers; and (iii) the annual amount payable for fees under this agreement was increased to $4,000,000, and the interest rate on the unpaid balance was adjusted to one-year LIBOR plus 100 bps per annum (6.34% at September 30, 2007).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following table shows the amounts incurred under the agreements described above.

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Company management fees	$750	$750	$2,250	$2,250
Development fees	1,844	189	4,420	572
Leasing fees	913	1,246	3,658	3,159
Property management fees and payments for cleaning, engineering and security services	944	1,038	3,124	2,370
	$4,451	$3,223	$13,452	$8,351

At September 30, 2007, we owed Vornado $34,248,000 for leasing fees, $3,857,000 for development fees and $1,263,000 for management, property management and cleaning fees.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Debt

The following is a summary of our outstanding debt, all of which have fixed interest rates.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	September 30, 2007	September 30, 2007	December 31, 2006

First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$386,123	$393,232
First mortgage, secured by the retail space at the Lexington Avenue property (1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	204,411	207,131
First mortgage, secured by the Rego Park I Shopping Center	Jun. 2009	7.25%	79,507	80,135
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
			$1,058,041	$1,068,498

_____________________________

(1)	In the event of a substantial casualty, as defined, up to $75,000,000 of this loan may become recourse to us.

7.	Income Taxes

FIN 48

We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, we recognized a $6,983,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At January 1, 2007 and September 30, 2007, we had $43,653,000 and $45,495,000, respectively, of unrecognized tax benefits that, if recognized, would result in non-cash income arising from the reversal of these items and a reduction of our effective tax rate.

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statement of operations. In the three and nine months ended September 30, 2007, we recognized $616,000 and $1,842,000 of interest related to the unrecognized tax benefits. As of September 30, 2007, we have approximately $6,889,000 of accrued interest related to the unrecognized tax benefits, which is included as a component of the $45,495,000 discussed above.

As of September 30, 2007, our 2003 - 2006 tax years remain open to examination by the major taxing jurisdictions to which we are subject.

Income tax benefit (expense) of the TRS

During the third quarter of 2007, we filed the 2006 income tax return of our taxable REIT Subsidiary (“TRS”), which reflected a liability of $2,333,000 less than we accrued at December 31, 2006. In connection therewith, we reduced our 2007 income tax provision by $2,333,000.

8.	Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed, but not below zero. In the three and nine months ended September 30, 2007, we reversed $9,375,000 and $27,411,000, respectively, of previously recognized expense, based on our closing stock price of $385.50 at September 28, 2007 (compared to $404.25 at June 29, 2007 and $419.65 at December 29, 2006). In the three and nine months ended September 30, 2006, we recorded $32,716,000 and $55,623,000 for an accrual of SARs compensation expense, based on our closing stock price of $310.25 at September 29, 2006 (compared to $271.76 at June 30, 2006 and $245.50 at December 30, 2005).

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Stock Appreciation Rights - continued

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

9.	Net Gain on Sale of Condominiums

In the nine months ended September 30, 2006, we recognized $13,256,000 of after-tax net gains from the sale of residential condominium units at our 731 Lexington Avenue property.

10.	Commitments and Contingencies

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

Environmental Remediation

In June 1997, the Kings Plaza Regional Shopping Center commissioned an Environmental Study and Contamination Assessment Site Investigation (the “Phase II Study”) to evaluate and delineate environmental conditions disclosed in a Phase I study. The results of the Phase II Study indicated the presence of petroleum and bis (2-ethylhexyl) phthalate contamination in the soil and groundwater. We delineated the contamination, developed a remediation approach, and in July 2000 entered into a voluntary cleanup agreement with the New York State Department of Environmental Conservation (“NYSDEC”). As of December 31, 2006, we have paid $2,675,000, accrued in previous years, for our estimated obligation with respect to this clean up, which we believe meets the requirements of the NYSDEC remedial action workplan.

In July 2006, we discovered an oil spill at the above site. Based on a preliminary investigation, the spill may have occurred as a result of the actions of independent contractors. We have notified the NYSDEC of the spill and are in the process of developing a remediation approach to clean up the site. The estimated costs associated with this clean up will aggregate approximately $2,500,000 and is expected to be covered under our insurance policy, subject to our $500,000 deductible, which was accrued in the prior year. Of this amount, $363,000 has been paid as of September 30, 2007.

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

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Commitments and Contingencies -continued

Rego Park II

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard.

The proposed development at Rego Park II consists of a mixed-use building containing 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartments in one or two towers. Construction of the retail portion of the project has commenced and is expected to be completed in 2009. The retail portion of the project is estimated to cost approximately $400,000,000. This cost includes the construction of structured elements to support the apartment tower(s). The estimated cost for the apartments, if constructed, would be up to $200,000,000. We are currently exploring various alternatives for financing this project. As of September 30, 2007, we have leased 404,000 square feet of the retail space, of which, 135,000, 134,000 and 135,000 have been leased to Century 21, Kohl’s and Home Depot, respectively. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

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

Letters of Credit

Approximately $3,900,000 in standby letters of credit were issued and outstanding as of September 30, 2007.

Other

There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with our legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Income (loss) Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period and assumes all potentially dilutive securities were converted into common stock at the earliest date possible.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2007	2006	2007	2006
Net income (loss) applicable to common stockholders – basic and diluted	$28,626	$(18,616)	$80,411	$(622)

Weighted average shares outstanding – basic	5,043,282	5,025,000	5,040,771	5,024,989
Dilutive effect of stock options	51,021	—	53,719	—
Weighted average shares outstanding – diluted	5,094,303	5,025,000	5,094,490	5,024,989

Net income (loss) per common share – basic	$5.68	$(3.70)	$15.95	$(0.12)

Net income (loss) per common share – diluted	$5.62	$(3.70)	$15.78	$(0.12)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

October 29, 2007

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2007 and 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” or “Company” refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO). We have seven properties in the greater New York City metropolitan area including the 731 Lexington Avenue property, a 1.3 million square foot multi-use building in Manhattan, and the Kings Plaza Regional Shopping Center located in Brooklyn.

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

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed, but not below zero. In the three and nine months ended September 30, 2007, we reversed $9,375,000 and $27,411,000, respectively, of previously recognized expense, based on our closing stock price of $385.50 at September 28, 2007 (compared to $404.25 at June 29, 2007 and $419.65 at December 29, 2006). In the three and nine months ended September 30, 2006, we recorded $32,716,000 and $55,623,000 for an accrual of SARs compensation expense, based on our closing stock price of $310.25 at September 29, 2006 (compared to $271.76 at June 30, 2006 and $245.50 at December 30, 2005).

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

Significant Tenants

Bloomberg L.P. accounted for approximately 31% and 35% of our consolidated revenues in the nine months ended September 30, 2007 and 2006, respectively. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Net income for the quarter ended September 30, 2007 was $28,626,000, or $5.62 per diluted share, compared to a net loss of $18,616,000, or $3.70 per diluted share, for the quarter ended September 30, 2006. Net income for the quarter ended September 30, 2007 includes $9,375,000, or $1.84 per diluted share, for the reversal of a portion of the accrual for SARs compensation expense. Net loss for the quarter ended September 30, 2006 includes $32,716,000, or $6.51 per diluted share, for an accrual of SARs compensation expense.

Property Rentals

Property rentals were $35,319,000 in the quarter ended September 30, 2007, compared to $34,014,000 in the prior year’s quarter, an increase of $1,305,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue as a result of the lease-up of the remaining vacant space during the second half of 2006, as well as rent from the commencement of the Lowe’s ground lease at Kings Plaza in February 2007.

Expense Reimbursements

Tenant expense reimbursements were $17,105,000 in the quarter ended September 30, 2007, compared to $16,785,000 in the prior year’s quarter, an increase of $320,000. This increase resulted primarily from higher utility recoveries, partially offset by lower real estate tax reimbursements.

Operating Expenses

Operating expenses were $17,653,000 in the quarter ended September 30, 2007, compared to $19,897,000 in the prior year’s quarter, a decrease of $2,244,000. This decrease was primarily due to (i) $1,376,000 of lower operating costs at our Kings Plaza energy plant, due to start-up expenses and an oil spill in the prior year and (ii) a $439,000 reduction in real estate taxes.

General and Administrative Expenses

Excluding $9,375,000 for the reversal of a portion of the accrual for SARs compensation expense in the quarter ended September 30, 2007 and $32,716,000 for an accrual of SARs compensation expense in the quarter ended September 30, 2006, general and administrative expenses were $771,000 lower in the current year’s quarter. This decrease was primarily the result of $674,000 in organization costs expensed in the prior year’s quarter in connection with forming the Kings Plaza energy plant joint venture.

Interest and Other Income, net

Interest and other income, net was $6,426,000 in the quarter ended September 30, 2007, compared to $7,457,000 in the prior year’s quarter, a decrease of $1,031,000. This decrease resulted primarily from lower average cash balances and lower average yields on investments.

Interest and Debt Expense

Interest and debt expense was $16,154,000 in the quarter ended September 30, 2007, compared to $17,375,000 in the prior year’s quarter, a decrease of $1,221,000. This decrease was primarily due to higher capitalized interest in the current quarter ($1,386,000 of interest was capitalized in the current quarter, compared to $146,000 in the prior year’s quarter).

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% prorata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.

Income Tax Benefit (Expense) of the Taxable REIT Subsidiary

Income tax benefit of $1,284,000 in the quarter ended September 30, 2007, primarily includes a $716,000 expense substantially applicable to interest income, offset by a $2,333,000 benefit resulting from adjusting the 2006 tax provision based on the September 2007 filing of the income tax return for the year ended December 31, 2006.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Net income for the nine months ended September 30, 2007 was $80,411,000, or $15.78 per diluted share, compared to a net loss of $622,000, or $0.12 per diluted share, for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2007 includes $27,411,000, or $5.38 per diluted share, for the reversal of a portion of the accrual for SARs compensation expense. Net loss for the nine months ended September 30, 2006 includes $55,623,000 for an accrual of SARs compensation expense, partially offset by $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased net income for the nine months ended September 30, 2006, by $42,367,000, or $8.43 per diluted share.

Property Rentals

Property rentals were $105,415,000 in the nine months ended September 30, 2007, compared to $101,846,000 in the prior year’s nine months, an increase of $3,569,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue as a result of the lease-up of the remaining vacant space during the second half of 2006, as well as rent from the commencement of the Lowe’s ground lease at Kings Plaza in February 2007.

Expense Reimbursements

Tenant expense reimbursements were $50,274,000 in the nine months ended September 30, 2007, compared to $46,700,000 in the prior year’s nine months, an increase of $3,574,000. This increase resulted primarily from higher utility recoveries and real estate tax reimbursements in excess of expense recognized, from tenants at 731 Lexington Avenue, under leases that do not participate in a tax credit program.

Operating Expenses

Operating expenses were $52,700,000 in the nine months ended September 30, 2007, compared to $55,654,000 in the prior year’s nine months, a decrease of $2,954,000. This decrease was primarily due to (i) $2,075,000 of lower operating costs at our Kings Plaza energy plant, due to start-up expenses and an oil spill in the prior year and (ii) a $1,436,000 reduction in real estate taxes, partially offset by higher insurance costs and bad debt expense.

General and Administrative Expenses

Excluding $27,411,000 for the reversal of a portion of the accrual for SARs compensation expense in 2007 and $55,623,000 for an accrual of SARs compensation expense in 2006, general and administrative expenses were $99,000 higher in the current year.

Interest and Other Income, net

Interest and other income, net was $20,543,000 in the nine months ended September 30, 2007, compared to $20,438,000 in the prior year’s nine months, an increase of $105,000. This increase resulted primarily from higher average yields on investments, partially offset by, lower average cash balances.

Interest and Debt Expense

Interest and debt expense was $49,299,000 in the nine months ended September 30, 2007, compared to $51,523,000 in the prior year’s nine months, a decrease of $2,224,000. This decrease was primarily due to higher capitalized interest in the current year’s nine months ($2,965,000 of interest was capitalized in the current year’s nine months, compared to $260,000 in the prior year’s nine months).

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% prorata share of net income in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.

Income Tax Benefit (Expense) of the Taxable REIT Subsidiary

Income tax benefit of the taxable REIT subsidiary was $178,000 in the nine months ended September 30, 2007, compared to an expense of $11,273,000 in the prior year’s nine months, a decrease of $11,451,000. This decrease was primarily due to the sale of the remaining residential condominium units at 731 Lexington Avenue during 2006 and a $2,333,000 benefit resulting from adjusting the 2006 tax provision based on the September 2007 filing of the income tax return for the year ended December 31, 2006, offsetting the 2007 provision applicable to interest income.

Liquidity and Capital Resources

Development Projects

Rego Park II

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard.

The proposed development at Rego Park II consists of a mixed-use building containing 600,000 square feet of retail space on four levels, a parking deck containing approximately 1,400 spaces and may also include up to 450 apartments in one or two towers. Construction of the retail portion of the project has commenced and is expected to be completed in 2009. The retail portion of the project is estimated to cost approximately $400,000,000. This cost includes the construction of structured elements to support the apartment towers. The estimated cost for the apartments, if constructed, would be up to $200,000,000. We are currently exploring various alternatives for financing this project. As of September 30, 2007, we have leased 404,000 square feet of the retail space, of which, 135,000, 134,000 and 135,000 have been leased to Century 21, Kohl’s and Home Depot, respectively. There can be no assurance that this project will be completed, completed on time or completed for the budgeted amount.

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

Stock Appreciation Rights

As of September 30, 2007, 500,000 SARs were outstanding and exercisable. These SARs have a weighted average exercise price of $70.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have had to pay $157,162,000 if the holders of these SARs had exercised their SARs on September 30, 2007. Any change in our stock price from the closing price of $385.50 on September 28, 2007, will increase or decrease the amount we will have to pay upon exercise.

Cash Flows

Nine Months Ended September 30, 2007

Cash and cash equivalents were $529,581,000 at September 30, 2007, compared to $615,516,000 at December 31, 2006, a decrease of $85,935,000. This decrease resulted primarily from $84,712,000 of net cash used in investing activities and $9,894,000 of net cash used in financing activities, partially offset by, $8,671,000 of net cash provided by operating activities.

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

Net cash provided by operating activities of $8,671,000 was primarily comprised of (i) net income of $80,411,000, partially offset by, (ii) the net change in operating assets and liabilities of $51,807,000 and (iii) adjustments for non-cash items of $19,933,000.  The net change in operating assets and liabilities was primarily comprised of a $50,465,000 payment for a portion of the liability for stock appreciation rights. The adjustments for non-cash items were primarily comprised of (a) liability for stock appreciation rights of $27,411,000 and (b) straight-lining of rental income of $11,576,000, partially offset by, (c) minority interest of $321,000 and (d) depreciation and amortization of $18,733,000.

Net cash used in investing activities of $84,712,000 was primarily comprised of capital expenditures of $80,566,000 and an increase in restricted cash of $4,146,000.

Net cash used in financing activities of $9,894,000 was primarily comprised of repayments of borrowings of $10,457,000, partially offset by, $563,000 for the exercise of share options.

Nine Months Ended September 30, 2006

Cash and cash equivalents were $622,177,000 at September 30, 2006, compared to $578,406,000 at December 31, 2005, an increase of $43,771,000. This increase resulted primarily from $42,493,000 and $8,756,000 of net cash provided by operating activities and investing activities, respectively, partially offset by, $7,478,000 of net cash used in financing activities.

Net cash provided by operating activities of $42,493,000 was comprised of (i) non-cash items of $37,621,000 and (ii) the net change in operating assets and liabilities of $5,494,000, partially offset by, (iii) a net loss of $622,000. The adjustments for non-cash items are primarily comprised of (a) a $55,623,000 liability for stock appreciation rights and (b) depreciation and amortization of $18,309,000, partially offset by, (c) $24,529,000 resulting from the net gain on sale of condominiums at 731 Lexington Avenue and (d) the effect of straight-lining of rental income of $11,276,000.

Net cash provided by investing activities of $8,756,000 was primarily comprised of (i) $39,383,000 of proceeds from the sales of condominiums at 731 Lexington Avenue, partially offset by, (ii) capital expenditures of $26,138,000 and (iii) an increase in restricted cash of $4,489,000.

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

FFO for the Quarters and Nine Months Ended September 30, 2007 and 2006

FFO for the quarter ended September 30, 2007 was $33,947,000, or $6.66 per diluted share, compared to negative FFO $13,035,000, or $2.59 per diluted share, for the quarter ended September 30, 2006. FFO for the quarter ended September 30, 2007 includes $9,375,000, or $1.84 per diluted share, for the reversal of a portion of the accrual for SARs compensation expense. Negative FFO for the quarter ended September 30, 2006 includes $32,716,000, or $6.51 per diluted share, for an accrual of SARs compensation expense.

FFO for the nine months ended September 30, 2007 was $96,871,000, or $19.01 per diluted share, compared to $15,648,000, or $3.08 per diluted share, for the nine months ended September 30, 2006. FFO for the nine months ended September 30, 2007 includes $27,411,000, or $5.38 per diluted share, for the reversal of a portion of the accrual for SARs compensation expense. FFO for the nine months ended September 30, 2006 includes $55,623,000 for an accrual of SARs compensation expense, partially offset by $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. These items, in the aggregate, decreased FFO for the nine months ended September 30, 2006 by $42,367,000, or $8.43 per diluted share.

The following table reconciles net income (loss) to FFO (Negative FFO):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2007	2006	2007	2006

Net income (loss)	$28,626	$(18,616)	$80,411	$(622)
Depreciation and amortization of real property	5,321	5,581	16,460	16,270
FFO (Negative FFO)	$33,947	$(13,035)	$96,871	$15,648

FFO (Negative FFO) per diluted share	$6.66	$(2.59)	$19.01	$3.08

Weighted average shares used in computing diluted FFO per share	5,094,303	5,025,000	5,094,490	5,084,486

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2007, we had $1,058,000,000 of fixed rate debt at a weighted average interest rate of 5.80% and as such, we have no exposure to changes in interest rates for the remaining terms of our existing debt.

Fair Value of Our Debt

The fair value of our debt, estimated by discounting future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, is less than the aggregate carrying amount by approximately $3,144,000 at September 30, 2007.

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

ALEXANDER’S, INC.
(Registrant)

Date: October 29, 2007	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1	-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2	-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1	-

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
from Exhibit 10(i)(G)(2) to the registrant’s Annual Report Form 10-K for the year ended
December 31, 1994

*

10.3	**-

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
herein by reference from Exhibit 10(v) A3 to the registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2001, filed on August 2, 2001

*

	* **	___________________ Incorporated by reference. Management contract or compensatory agreement

10.9	-

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

Loan Agreement dated as of July 6, 2005, between 731 Retail One LLC, as Borrower and
Archon Financial, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on July 12, 2005

*

10.39	**-

Form of Stock Option Agreement between the Company and certain employees.
Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.40	**-

Form of Restricted Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.62 to the registrant’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on
October 27, 2005

*
	* **	___________________ Incorporated by reference. Management contract or compensatory agreement

10.41	**-

Stock Appreciation Right Agreement dated as of January 10, 2006, between Michael D.
Fascitelli and Alexander’s Inc. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K for January 10, 2006, filed on January 12, 2006

*

10.42	**-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*

10.43	-

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
from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2006, filed on February 26, 2007

*

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

	* **	___________________ Incorporated by reference. Management contract or compensatory agreement