Form 10-K
period 2007-12-31
ALEXANDERS INC
filed 2008-02-25
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.

YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer (do not check if smaller reporting company) ☐ Smaller Reporting Company

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $812,669,435 at June 30, 2007

As of February 1, 2008 there were 5,043,950 of the registrant’s common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2008.

_____________________________

(1)

These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2007, portions of which are incorporated by reference herein. See “Executive Officers of the Registrant” on page 19 of this Annual Report on Form 10-K for information relating to executive officers.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. We also note the following forward-looking statements: in the case of our development projects, the estimated completion date, estimated project costs and costs to complete. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

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

GENERAL

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries (NYSE: ALX). We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO).

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

(i)

the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York. The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold. The building is 100% leased. Principal office tenants include Bloomberg L.P. (697,000 square feet) and Citibank N.A. (176,000 square feet). Principal retail tenants include The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet);

(ii)

the Kings Plaza Regional Shopping Center, located on Flatbush Avenue in Brooklyn, New York, which contains 1,098,000 square feet that is 94% leased and is comprised of a two-level mall containing 470,000 square feet, a 289,000 square foot Sears department store and a 339,000 square foot Macy’s department store, which is owned by Macy’s, Inc.;

(iii)

the Rego Park I property, located on Queens Boulevard and 63rd Road in Queens, New York, which contains 351,000 square feet and is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

(iv)	the Paramus property, which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey, which is leased to IKEA Property, Inc.;

(v)	the Flushing property, located at Roosevelt Avenue and Main Street in Queens, New York, which contains a 177,000 square foot building that is currently vacant;

Property under development

(vi)

the Rego Park II property, containing approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction has commenced, is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $156,700,000 has been expended as of December 31, 2007. The development may also include an apartment tower containing 315 apartments.

On December 21, 2007, we obtained a construction loan providing up to $350,000,000 to finance the construction of the shopping center. The loan has an interest rate of LIBOR plus 1.20% (6.13% at December 31, 2007), and a term of three years with a one-year extension option. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and 132,000 square foot Kohl’s.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount;

Property to be developed

(vii)

the Rego Park III property, containing approximately 3.4 acres of land adjacent to our Rego Park II property in Queens, New York, which comprises a one-quarter square block at the intersection of Junction Boulevard and the Horace Harding Service Road.

Significant Tenants

Bloomberg L.P. accounted for 32%, 34% and 34% of our consolidated revenues in the years ended December 31, 2007, 2006 and 2005, respectively. No other tenant accounted for more than 10% of revenues in any of the last three years.

Relationship with Vornado

At December 31, 2007, Vornado owned 32.8% of our outstanding common stock. Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado. At December 31, 2007, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.7% they indirectly own through Vornado.

We are managed by, and our properties are leased and developed by, Vornado, pursuant to agreements which expire in March of each year and are automatically renewable. Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties.

At December 31, 2007, we owed Vornado $33,650,000 for leasing fees, $5,726,000 for development fees and $1,185,000 for management, property management and cleaning fees.

Environmental Matters

In July 2006, we discovered an oil spill at our Kings Plaza Regional Shopping Center. We have notified the New York State Department of Environmental Conservation (“NYSDEC”) about the spill and have developed a remediation plan. The NYSDEC has approved a portion of the remediation plan and clean up is ongoing. The estimated costs associated with the clean up will aggregate approximately $2,500,000 and a claim has been made under our insurance policy, subject to our $500,000 deductible which was accrued in 2006. Of this amount, $426,000 has been paid as of December 31, 2007.

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

We currently have 99 employees.

Executive Office

Our principal executive office is located at 210 Route 4 East, Paramus, New Jersey, 07652 and our telephone number is (201) 587-8541.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as well as Reports on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge on our website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also have made available on our website, copies of our (i) Audit Committee charter, (ii) Compensation Committee Charter, (iii) Code of Business Conduct and Ethics and (iv) Corporate Governance Guidelines. In the event of any changes to these items, revised copies will be made available on our website. Copies of these documents are also available directly from us, free of charge.

On April 11, 2000, Vornado and Interstate filed with the SEC, the 26th amendment to a Form 13D indicating that they, as a group, own in excess of 51% of our common stock. This ownership level makes us a “controlled” company for the purposes of the New York Stock Exchange, Inc.’s Corporate Governance Standards (the “NYSE Rules”). This means that we are not required to, among other things, have a majority of the members of our Board of Directors be independent under the NYSE Rules, have all of the members of our Compensation Committee be independent under the NYSE Rules or to have a Nominating Committee. While we have voluntarily complied with a majority of the independence requirements of the NYSE Rules, we are under no obligation to do so and this situation may change at anytime.

ITEM 1A.	RISK FACTORS

Material factors that may adversely affect our business and operations are summarized below.

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

The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If our rental revenues and/or occupancy levels decline, we generally would expect to have less cash available to pay our indebtedness and distribute to our stockholders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay.

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. In addition, because a majority of our income is derived from renting real property, our income, funds available to pay indebtedness and funds available for distribution to our stockholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our level of occupancy on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs.

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

Bloomberg L.P. accounted for 32%, 34% and 34% of our consolidated revenues in the years ended December 31, 2007, 2006 and 2005, respectively. If we fail to maintain a relationship with any of our significant tenants or fail to perform our obligations under agreements with these tenants, or if any of these tenants fail or become unable to perform their obligations under the agreements, we expect that any one or more of these events would adversely affect our results of operations and financial condition.

Inflation may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our operations in the recent past, increased inflation could have a pronounced negative impact on our mortgage and debt interest and general and administrative expenses as these costs could increase at rates higher than our rents. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our overage rents, where applicable.

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

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused such release. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure at or from our properties.

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

In July 2006, we discovered an oil spill at our Kings Plaza Regional Shopping Center. We have notified the NYSDEC about the spill and have developed a remediation plan. The NYSDEC has approved a portion of the remediation plan and clean up is ongoing. The estimated costs associated with the clean up will aggregate approximately $2,500,000 and a claim has been made under our insurance policy, subject to our $500,000 deductible which was accrued in 2006. Of this amount, $426,000 has been paid as of December 31, 2007.

Some of our potential losses may not be covered by insurance.

We carry commercial liability and all risk property insurance for (i) fire, (ii) flood, (iii) rental loss, (iv) extended coverage, and (v) “acts of terrorism,” as defined in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) of 2007, which expires in 2014, with respect to our assets, with limits of (i) $965,000,000 per occurrence, including terrorist acts, as defined, for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including terrorist acts, as defined, for our other properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for the purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties.

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

During the years ended December 31, 2007, 2006 and 2005, all of our revenues came from properties located in the greater New York City metropolitan area. Like other real estate markets, the real estate market in this area has experienced economic downturns in the past, and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy or a decline in the real estate market in this area could hurt the value of our properties and our financial performance. The factors affecting economic conditions in this region include:

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

All of our properties are located in the greater New York City metropolitan area. In the aftermath of a terrorist attack, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity and fewer customers may choose to patronize businesses in this area. This would trigger a decrease in the demand for space in these markets, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could decline materially.

WE MAY ACQUIRE OR SELL ADDITIONAL ASSETS OR DEVELOP ADDITIONAL PROPERTIES. OUR FAILURE OR INABILITY TO CONSUMMATE THESE TRANSACTIONS OR MANAGE THE RESULTS OF THESE TRANSACTIONS COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS.

We may acquire or develop properties and this may create risks.

Although our stated business strategy is not to engage in acquisitions, we may acquire or develop properties when we believe that an acquisition or development project is otherwise consistent with our business strategy. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated.

It may be difficult to buy and sell real estate quickly.

Real estate investments are relatively difficult to buy and sell quickly. Consequently, we may have limited ability to vary our portfolio promptly in response to changes in economic or other conditions. Moreover, our ability to buy, sell, or finance real estate assets may be adversely affected during periods of uncertainty or unfavorable conditions in the credit markets as we, or potential buyers of our assets, may experience difficulty in obtaining financing.

OUR ORGANIZATIONAL AND FINANCIAL STRUCTURE GIVES RISE TO OPERATIONAL AND FINANCIAL RISKS.

We depend on dividends and distributions from our direct and indirect subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

Substantially all of our properties and assets are held through subsidiaries. We depend on cash distributions and dividends from our subsidiaries for substantially all of our cash flow. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them when due, and payable before that subsidiary may make distributions or dividends to us. Thus, our ability to pay dividends, if any, to our security holders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.

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

At December 31, 2007, substantially all of the individual properties we own were encumbered by mortgages. These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them. These mortgages may significantly restrict our operational and financial flexibility. In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities. In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have indebtedness, and this indebtedness and the cost to service it, may increase.

As of December 31, 2007, we had approximately $1,110,197,000 in total debt outstanding. Our ratio of total debt to total enterprise value was 47.6% at December 31, 2007. “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date. In addition, we have significant debt service obligations. For the year ended December 31, 2007, our scheduled cash payments for principal and interest were $78,927,000. In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value. If our level of indebtedness increases, there may be an increased risk of default that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.

We have issued outstanding and exercisable stock appreciation rights. The exercise of these stock appreciation rights may impact our liquidity.

As of December 31, 2007, we had 500,000 stock appreciation rights (“SARs”) that were outstanding and exercisable. These SARs have a weighted-average exercise price of $70.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have had to pay $141,437,000 to the holders of these SARs had they exercised their SARs on December 31, 2007. Any change in our stock price from the closing price of $353.25 at December 31, 2007 would increase or decrease the amount we would have to pay upon exercise.

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

In order to qualify and maintain our qualification as a REIT for federal income tax purposes, we are required, among other conditions, to distribute as dividends to our stockholders, at least 90% of annual REIT taxable income. As of December 31, 2007, we had reported net operating loss carryovers (“NOLs”) of $1,597,000, which generally would be available to offset the amount of REIT taxable income that we otherwise would be required to distribute. However, the NOLs reported on the tax returns are not binding on the Internal Revenue Service and are subject to adjustment as a result of future audits. In addition, under Section 382 of the Code, the ability to use our NOLs could be limited if, generally, there are significant changes in the ownership of our outstanding stock. Since our reorganization as a REIT commencing in 1995, we have not paid regular dividends and do not believe that we will be required to, and may not, pay regular dividends until the NOLs have been fully utilized.

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

ALEXANDER’S CHARTER DOCUMENTS AND APPLICABLE LAW MAY HINDER ANY ATTEMPT TO ACQUIRE US.

Provisions in Alexander’s certificate of incorporation and by laws, as well as provisions of the Code and Delaware corporate law, may delay or prevent a change in control of the Company or a tender offer, even if such action might be beneficial to stockholders, and limit the stockholders’ opportunity to receive a potential premium for their shares of common stock over then prevailing market prices.

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

The Board of Directors could establish a series of preferred stock with terms that could delay, deter or prevent a change in control of Alexander’s or other transaction that might involve a premium price or otherwise be in the best interest of our stockholders, although the Board of Directors does not, at present, intend to establish a series of preferred stock of this kind. Alexander’s charter documents contain other provisions that may delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of our stockholders.

In addition, Vornado and Interstate (the three general partners of which are both trustees of Vornado and Directors of Alexander’s) together beneficially own approximately 60.0% of our outstanding shares of common stock. This degree of ownership may also reduce the possibility of a tender offer or an attempt to change control of the Company.

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

At December 31, 2007, Interstate and its partners owned approximately 8.3% of the common shares of beneficial interest of Vornado and approximately 27.2% of our outstanding common stock. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate. Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate. Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors. In addition, Vornado manages and leases the real estate assets of Interstate.

At December 31, 2007, Vornado owned 32.8% of our outstanding common stock, in addition to the 27.2% owned by Interstate and its partners. In addition to the relationships described in the immediately preceding paragraph, Michael D. Fascitelli, the President and a trustee of Vornado, is our President and a member of our Board of Directors. Richard West is a trustee of Vornado and a member of our Board of Directors. In addition, Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same positions with Vornado.

Because of their overlapping interests, Vornado, Mr. Roth, Interstate and the other individuals noted in the preceding paragraphs may have substantial influence over Alexander’s, and on the outcome of any matters submitted to Alexander’s stockholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest among Vornado, Messrs. Roth, Mandelbaum and Wight and Interstate and other security holders. Vornado, Mr. Roth and Interstate may, in the future, engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting us, such as, which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, by us, competition for properties and tenants, possible corporate transactions such as acquisitions, and other strategic decisions affecting the future of these entities.

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

As of December 31, 2007, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share. In addition, as of December 31, 2007, 61,900 options were outstanding and exercisable at a weighted-average exercise price of $70.38 and as of December 31, 2007, 500,000 SARs were outstanding and exercisable at a weighted-average exercise price of $70.38. Additionally, 895,000 shares are available for future grant under the terms of our 2006 Omnibus Stock Plan. These awards may be granted in the form of options, restricted stock, SARs or other equity-based interests, and if granted, would reduce that number of shares available for future grant, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan. We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

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

•	our financial condition and performance; and
•	general financial market and economic conditions.

The stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

The following table shows the location, ownership, approximate size and leasing status of each of our properties as of December 31, 2007.

Property	Land Area	Building Area	Average Annualized Rent Per Square Foot	Percent Leased	Significant Tenants	Square Footage Leased	Lease Expiration/ Option Expiration(s)

Operating Properties:
731 Lexington Avenue New York, New York	84,420 sq.ft.
Office		885,000	$76.55	100%	Bloomberg L.P. Citibank N.A.	697,000 176,000	2030/2040 2016

Retail		174,000	$141.76	100%	The Home Depot	83,000	2025/2035
		1,059,000(1)			The Container Store	34,000	2021
					Hennes & Mauritz	27,000	2020

Kings Plaza Regional Shopping Center
Brooklyn, New York	24.3 acres	759,000(2)	$38.83	94%	Sears 123 Mall tenants Lowe’s (ground lessee) Macy’s(3)	289,000 428,000 — N/A	2023/2033 Various 2028/2053 N/A

Rego Park I
Queens Boulevard and 63rd Rd Queens, New York	4.8 acres	351,000(2)	$33.94	100%	Sears Circuit City Bed Bath &Beyond Marshalls	195,000 50,000 46,000 39,000	2021/2031 2021 2013/2021 2021

Routes 4 and 17
Paramus, New Jersey	30.3 acres	—	—	100%	IKEA (ground lessee)	—	2041

Roosevelt Avenue and Main Street (4)
Queens, New York	44,975 sq. ft.	177,000(2)	—	—	—	—	—

Property Under Development:
Rego Park II (600,000 square feet under development) Adjacent to Rego Park I
Queens, New York	6.6 acres	—	—	67%	Home Depot Century 21 Kohl’s	138,000 134,000 132,000

Property to be Developed:
Rego Park III Adjacent to Rego Park II
Queens, New York	3.4 acres	—	—	—	—	—	—
		2,346,000

__________________________

(1)	Excludes 248,000 square feet of residential space consisting of 105 condominium units, which were sold.
(2)	Excludes parking garages.
(3)	Owned by Macy’s, Inc.
(4)	Ground leased through January 2037.

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

731 Lexington Avenue is a 1,307,000 square foot multi-use building containing 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold. The building is 100% leased. Principal office tenants include Bloomberg L.P. (697,000 square feet) and Citibank N.A. (176,000 square feet). Principal retail tenants include The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet).

The office and retail spaces are encumbered by first mortgage loans with balances of $383,670,000 and $320,000,000, respectively, as of December 31, 2007. Such loans mature in February 2014 and July 2015 and bear interest at 5.33% and 4.93%, respectively.

Kings Plaza Regional Shopping Center

The Kings Plaza Regional Shopping Center (the “Center”) contains 1,098,000 square feet that is 94% leased and is comprised of a two-level mall (the “Mall”) containing 470,000 square feet and two four-level anchor stores. One of the anchor stores is owned by Macy’s, Inc. and operated as a Macy’s store. The Center occupies an 18.5 acre site at the intersection of Flatbush Avenue and Avenue U in Brooklyn, New York. Among the Center’s features are a marina, a five-level parking garage and an energy plant that generates electrical power at the Center.

We have leased approximately 5.8 acres of land adjacent to the Center to Lowe’s Home Improvement Warehouse (“Lowe’s”) for a 20-year term with five 5-year renewal options. The ground lease commenced on February 26, 2007.

The following table sets forth lease expirations for the Mall tenants in the Center as of December 31, 2007, for each of the next ten years, assuming none of the tenants exercise their renewal options.

	Number of	Square Feet of	Annual Rent of Expiring Leases		Percent of	Percent of 2007 Gross
Year	Expiring Leases	Expiring Leases	Total	Per Square Foot	Total Leased Square Feet	Annual Rentals
Month to month	12	95,135	$3,059,271	$32.16	22.2%	12.8%
2008	4	16,790	594,806	35.43	3.9%	2.5%
2009	11	32,141	1,994,385	62.05	7.5%	8.3%
2010	13	20,442	1,803,243	88.21	4.8%	7.5%
2011	14	36,867	2,509,490	68.07	8.6%	10.5%
2012	11	37,108	2,102,894	56.67	8.7%	8.8%
2013	11	38,219	2,439,906	63.84	8.9%	10.2%
2014	7	42,400	2,557,524	60.32	9.9%	10.7%
2015	5	11,385	576,180	50.61	2.7%	2.4%
2016	8	26,571	1,762,085	66.32	6.2%	7.4%
2017	12	45,327	2,865,955	63.23	10.6%	12.0%
2018	7	25,597	1,681,051	65.67	6.0%	7.0%

The following table sets forth the occupancy rate and the average annual rent per square foot for the Mall stores for each of the past five years.

As of December 31,	Occupancy Rate	Average Annual Base Rent Per Square Foot

2007	94%	$55.95
2006	94%	52.78
2005	96%	51.15
2004	97%	49.65
2003	98%	47.95

The Center is encumbered by a first mortgage loan with a balance of $203,456,000 at December 31, 2007. The loan matures in June 2011 and bears interest at 7.46%.

Rego Park I

The Rego Park I property, located in Queens, New York, encompasses the entire block fronting on Queens Boulevard and bounded by 63rd Road, 62nd Drive, 97th Street and Junction Boulevard. The existing 351,000 square foot building was redeveloped in 1996 and is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy. In conjunction with the redevelopment, a multi-level parking structure was constructed and provides paid parking spaces for approximately 1,200 vehicles.

The property is encumbered by a first mortgage loan with a balance of $79,285,000 at December 31, 2007. The loan matures in June 2009 and bears interest at 7.25%.

Paramus

We own 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey. The property is located directly across from the Garden State Plaza regional shopping mall and is within two miles of three other regional shopping malls and ten miles of New York City. This land is leased to IKEA Property, Inc. The lease has a 40-year term expiring in 2041, with a purchase option in 2021 for $75,000,000. We have a $68,000,000 interest only, non-recourse mortgage loan on the property from a third-party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a net gain on the sale of the land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years must include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

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

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable purchase deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions of the agreement. The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs. Pursuant to discussions with our legal counsel, we do not believe the party is entitled to either specific performance or a return of the deposit and we are defending against the action.

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

The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction has commenced, is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $156,700,000 has been expended as of December 31, 2007. The development may also include an apartment tower containing 315 apartments.

On December 21, 2007, we obtained a construction loan providing up to $350,000,000 to finance the construction of the shopping center. The loan has an interest rate of LIBOR plus 1.20% (6.13% at December 31, 2007), and a term of three years with a one-year extension option. As of December 31, 2007, we have borrowed $55,786,000 under the construction loan. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount.

Property to be Developed

Rego Park III

We own approximately 3.4 acres of land adjacent to our Rego Park II property in Queens, New York, which comprises a one-quarter square block and is located at the intersection of Junction Boulevard and the Horace Harding Service Road.

The land is currently being used for public paid parking and while the current plans for the development of this parcel are preliminary, it may include up to 80,000 square feet of retail space. There can be no assurance that this project will commence, be completed, completed on time or completed for the budgeted amount.

Insurance

We carry commercial liability and all risk property insurance for (i) fire, (ii) flood, (iii) rental loss, (iv) extended coverage, and (v) “acts of terrorism,” as defined in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) of 2007, which expires in 2014, with respect to our assets, with limits of (i) $965,000,000 per occurrence, including terrorist acts, as defined, for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including terrorist acts, as defined, for our other properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for the purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with our legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

For a discussion of the litigation concerning our Flushing, New York, property, see “Item 2. Properties – Operating Properties – Flushing.”

For discussion concerning environmental matters, see “Item 1. Business – Environmental Matters.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (Current and during past five years with the Company unless otherwise stated)

Steven Roth	66

Chairman of the Board of Directors since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board and Chief Executive Officer of Vornado Realty Trust since May 1989; Chairman of Vornado Realty Trust’s Executive Committee of theBoard since April 1980; a trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Michael D. Fascitelli	51

President since August 2000; Director of the Company and President and trustee of Vornado Realty Trust since December 1996; Partner at Goldman Sachs & Co., in chargeof its real estate practice, from December 1992 to December 1996; and, prior thereto, Vice President at Goldman Sachs & Co.

Joseph Macnow	62

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

Our common stock is listed on the New York Stock Exchange under the symbol “ALX.” Set forth below are the high and low sales prices for the shares of our common stock for each full quarterly period within the two most recent years.

	Year Ended December 31,
	2007		2006
Quarter	High	Low	High	Low

First	$471.00	$372.00	$289.00	$234.59
Second	441.02	373.60	288.55	250.00
Third	425.00	330.00	314.25	256.63
Fourth	422.79	343.00	449.90	305.52

As of February 1, 2008, there were approximately 434 holders of record of our common stock. In order to qualify and maintain our qualification as a REIT, we are required, among other conditions, to distribute as dividends to our stockholders at least 90% of annual REIT taxable income. As of December 31, 2007 and 2006, we had Net Operating Loss Carryovers (“NOLs”) of approximately $1,597,000 and $2,001,000, respectively, which generally would be available to offset the amount of REIT taxable income that otherwise would be required to be distributed as a dividend to our stockholders. Accordingly, no dividends were paid in 2007 and 2006.

Recent Sales of Unregistered Securities

During 2007, we did not sell any unregistered securities.

Recent Purchases of Equity Securities

During the fourth quarter of 2007, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index. The graph assumes that $100 was invested on December 31, 2002 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2002	2003	2004	2005	2006	2007
Alexander’s	100	193	333	380	650	547
S&P 500 Index	100	129	143	150	173	183
The NAREIT All Equity Index	100	137	180	202	273	230

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2007		2006		2005		2004		2003

Total revenues	$207,980		$198,772		$187,085		$148,895		$87,162

Income (loss) before discontinued operations and netgain on sale of condominiums and other real estate	$114,341	(1)	$(88,239	) (1)	$21,298	(1)	$(37,331	) (1)	$(18,948	) (1)
Income from discontinued operations	—		—		—		—		1,206
Net gain on sale of condominiums in 2006 and 2005 and other real estate in 2004, after income taxes	—		13,256		60,943		3,862		—
Net income (loss)	$114,341		$(74,983)		$82,241		$(33,469)		$(17,742)

Income (loss) per common share:
Income (loss) per common share - basic	$22.68		$(14.92)		$16.38		$(6.68)		$(3.53)

Income (loss) per common share - diluted	$22.44		$(14.92)		$16.19		$(6.68)		$(3.53)

Balance sheet data:
Total assets	$1,532,410		$1,447,242		$1,403,317		$1,244,801		$920,996
Real estate, at cost	835,081		692,388		699,136		955,107		826,546
Accumulated depreciation and amortization	96,183		80,779		88,976		74,028		62,744
Debt	1,110,197		1,068,498		1,079,465		952,528		731,485
Stockholders’ equity	135,103		27,182		101,324		18,368		50,923

__________________________

(1)	Includes a reversal of SARs compensation expense of $43,536 in 2007 and accruals for SARs compensation expense of $148,613, $27,588, $76,789 and $44,917 in 2006, 2005, 2004 and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on subprime mortgages and declining residential housing prices nationwide. This “credit” crisis spread to the broader commercial credit markets and has generally reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, may negatively impact the volume of real estate transactions and cap rates, which would negatively impact stock price performance of public real estate companies, including ours. Although our operating results were not negatively impacted by these conditions in 2007, if these conditions persist in 2008 and beyond, our real estate portfolio may experience lower occupancy and lower effective rents, which would result in a corresponding decrease in net income and funds from operations.

Year Ended December 31, 2007 Financial Results Summary

Net income for the year ended December 31, 2007 was $114,341,000, or $22.44 per diluted share, compared to a net loss of $74,983,000, or $14.92 per diluted share, for the year ended December 31, 2006. Funds from operations (“FFO”) for the year ended December 31, 2007 was $136,284,000, or $26.75 per diluted share, compared to negative FFO of $53,242,000, or $10.59 per diluted share, for the year ended December 31, 2006.

Net income and FFO for the year ended December 31, 2007 include $43,536,000, or $8.55 per diluted share, for the reversal of a portion of stock appreciation rights (“SARs”) compensation expense. Net loss and negative FFO for the year ended December 31, 2006 include $148,613,000 for an accrual of SARs compensation expense, partially offset by a $13,256,000 after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. The net of these items decreased net income and FFO by $135,357,000, or $26.92 per diluted share.

Rego Park Shopping Center

On December 21, 2007, we obtained a construction loan providing up to $350,000,000 to finance the construction of our Rego Park II project, a development consisting of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. The loan has an interest rate of LIBOR plus 1.20% (6.13% at December 31, 2007), and a term of three years with a one-year extension option. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

Overview - Continued

Kings Plaza

We have leased approximately 5.8 acres of land adjacent to our Kings Plaza Regional Shopping Center, to Lowe’s Home Improvement Warehouse (“Lowe’s”) for a 20-year term with five 5-year renewal options. The ground lease commenced on February 26, 2007.

In March 2007, our consolidated joint venture, in which we have a 25% interest, completed the redevelopment of the energy plant that generates all of the electrical power at this property, for a total cost of approximately $18,350,000. In connection with the development, we provided the joint venture with a $15,350,000 loan (eliminated in consolidation).

Stock Appreciation Rights

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated financial statements. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2007 and 2006, the carrying amount of our real estate, net of accumulated depreciation, was $738,898,000 and $611,609,000, respectively. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives, which range from 7 to 50 years. Betterments, significant renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property. The recognition of depreciation expense requires estimates by us of the useful life of each property and improvement, as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense could be misstated.

Our properties are reviewed for impairment if events or circumstances change, indicating that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of the property. If we incorrectly estimate undiscounted cash flows, impairment charges may be different. The impact of such estimates in connection with future impairment analyses could be material to our consolidated financial statements. We had no impairment charges each of the three years ended December 31, 2007.

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts ($667,000 and $481,000 as of December 31, 2007 and 2006, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents, if necessary. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. As of December 31, 2007 and 2006, we had no allowance for receivables arising from the straight lining of rents. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

Critical Accounting Policies and Estimates - Continued

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other conditions, to distribute as dividends to our stockholders at least 90% of annual REIT taxable income. As of December 31, 2007 and 2006, we had net operating loss carryovers (“NOLs”) of approximately $1,597,000 and $2,001,000, respectively. Pursuant to the Code, our NOLs generally would be available to offset the amount of our REIT taxable income that would otherwise be required to be distributed as dividends to our stockholders. Accordingly, no dividends were paid in 2007 and 2006.

We have elected to treat our wholly owned subsidiary, 731 Residential LLC, as a taxable REIT subsidiary (“TRS”). The TRS is subject to income tax at regular corporate tax rates. Our NOLs will not be available to offset taxable income of TRS. In the years ended December 31, 2007 and 2006, we paid $1,580,000 and $12,558,000, respectively, for income taxes relating to the TRS. TRS deferred income taxes, where applicable, are accounted for in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of December 31, 2007 and 2006, we had no deferred tax assets or liabilities on our consolidated balance sheets.

Recently Issued Accounting Literature

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 established new evaluation and measurement processes for all income tax positions taken. FIN 48 became effective on January 1, 2007. Upon the adoption of FIN 48 on January 1, 2007, we recognized a $6,983,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS No. 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for us on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We do not believe that the adoption of this standard on January 1, 2009, will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our consolidated financial statements.

Results of Operations

Years Ended December 31, 2007 and December 31, 2006

We had net income of $114,341,000 for the year ended December 31, 2007, compared to net loss of $74,983,000, for the year ended December 31, 2006. Net income for 2007 includes $43,536,000 for the reversal of a portion of stock appreciation rights (“SARs”) compensation expense. Net loss for the year ended December 31, 2006 includes $148,613,000, for an accrual of SARs compensation expense, partially offset by a $13,256,000 after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. The net of these items decreased net income by $135,357,000.

Property Rentals

Property rentals were $141,629,000 in 2007, compared to $137,072,000 in 2006, an increase of $4,557,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue as a result of the lease-up of the remaining vacant space during the second half of 2006, as well as rent from the commencement of the Lowe’s ground lease at Kings Plaza in February 2007.

Expense Reimbursements

Tenant expense reimbursements were $66,351,000 in 2007, compared to $61,700,000 in 2006, an increase of $4,651,000. This increase resulted primarily from higher utility recoveries at Kings Plaza and real estate tax reimbursements in excess of expense recognized, from tenants at 731 Lexington Avenue, under leases that do not participate in a tax credit program.

Operating Expense

Operating expenses were $70,496,000 in 2007, compared to $71,980,000 in 2006, a decrease of $1,484,000. This decrease was primarily due to $2,108,000 of lower operating costs at our Kings Plaza energy plant, due to start-up expenses and an oil spill in the prior year, partially offset by higher costs for repairs and maintenance.

General and Administrative

Excluding $43,536,000 for the reversal of a portion of SARs compensation expense in 2007 and $148,613,000 for an accrual of SARs compensation expense in 2006, general and administrative expenses were lower by $1,034,000 in the current year. This decrease resulted primarily from organization costs incurred in the prior year in connection with forming the Kings Plaza energy plant joint venture.

Interest and Other Income, net

Interest and other income, net was $27,351,000 in 2007, compared to $28,257,000 in 2006, a decrease of $906,000. This decrease resulted primarily from lower average cash balances of $42,200,000 at an average yield of 4.6%, partially offset by a net gain from the sale of certain “emission reduction credits” by our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Interest and Debt Expense

Interest and debt expense was $65,322,000 in 2007, compared to $67,726,000 in 2006, a decrease of $2,404,000. This decrease was primarily due to higher capitalized interest of $4,567,000 in the current year as a result of our Rego Park development project in 2007, partially offset by, $2,466,000 of accrued interest on the liability for unrecognized tax benefits, in connection with the adoption of FASB Interpretation No. 48.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% prorata share of net income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007. Minority interest of partially owned entity was expense of $1,168,000 in 2007, compared to income of $1,095,000 in 2006, a change or $2,263,000. This change resulted primarily from income in the current year as a result of a net gain on sale of certain “emission reduction credits,” compared to a loss in the prior year as a result of organization cost expensed in connection with forming the joint venture.

Results of Operations - Continued

Years Ended December 31, 2006 and December 31, 2005

We had a net loss of $74,983,000 for the year ended December 31, 2006, compared to net income of $82,241,000, for the year ended December 31, 2005. Net loss for 2006 includes $148,613,000 for an accrual of SARs compensation expense, partially offset by $13,256,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. The net of these items decreased net income by $135,357,000. Net income for the year ended December 31, 2005 includes $60,943,000 for an after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue and $2,088,000 of income from the settlement of claims against third parties for environmental remediation at Kings Plaza, partially offset by $27,588,000 for an accrual of SARs compensation expense. The net of these items increased net income by $35,443,000.

Property Rentals

Property rentals were $137,072,000 in 2006, compared to $132,949,000 in 2005, an increase of $4,123,000. This increase was primarily attributable to rents from tenants at 731 Lexington Avenue whose space was placed into service subsequent to the second quarter of 2005.

Expense Reimbursement

Tenant expense reimbursements were $61,700,000 in 2006, compared to $54,136,000 in 2005, an increase of $7,564,000. This increase was largely due to reimbursements from tenants at 731 Lexington Avenue under leases that commenced subsequent to the second quarter of 2005.

Operating Expenses

Operating expenses were $71,980,000 in 2006, compared to $64,872,000 in 2005, an increase of $7,108,000. This increase was primarily due to (i) $4,900,000 at 731 Lexington Avenue as a result of the property becoming fully operational in the fourth quarter of 2005; (ii) $800,000 in connection with operating the energy plant, and (iii) $500,000 for environmental remediation in connection with an oil spill at our Kings Plaza Regional Shopping Center.

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

Interest and Other Income, net

Interest and other income, net was $28,257,000 in 2006, compared to $14,769,000 in 2005, an increase of $13,488,000. This increase was primarily due to higher average cash balances of $209,000,000 and an increase in average yields on investments of approximately 1.4%, partially offset by a decrease in other income (2005 included income of $2,088,000 from the settlement of claims against third parties for environmental remediation at Kings Plaza).

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

Related Party Transactions

Vornado

At December 31, 2007, Vornado owned 32.8% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

In conjunction with the closing of the Rego Park II construction loan on December 21, 2007, we bifurcated the management, development and leasing agreements described below to cover the Rego Park II property separately. In addition, we amended the Rego Park II management and development agreement, to provide for a term through substantial completion of the construction, with automatic renewals, and for payment of the Rego Park II development fees upon the earlier of substantial completion of the construction, or the transfer of the property to an unaffiliated third party.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $227,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers. Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1.0% (6.34% at December 31, 2007).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following table shows the amounts incurred under the agreements discussed above.

(Amounts in thousands)	Year Ended December 31,
	2007	2006	2005
Company management fees	$3,000	$3,000	$3,000
Development fees	6,476	755	4,431
Leasing fees	4,411	4,505	11,671
Property management fees and payments for cleaning, engineering and security services	4,530	3,383	4,776
	$18,417	$11,643	$23,878

At December 31, 2007, we owed Vornado $33,650,000 for leasing fees, $5,726,000 for development fees and $1,185,000 for management, property management and cleaning fees.

Other

In the years ended December 31, 2007, 2006 and 2005, Winston & Strawn LLP, a law firm in which Neil Underberg, a member of our Board of Directors, is of counsel, performed legal services for us for which it was paid $219,000, $106,000, and $368,000, respectively.

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

The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction has commenced, is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $156,700,000 has been expended as of December 31, 2007. The development may also include an apartment tower containing 315 apartments.

On December 21, 2007, we obtained a construction loan providing up to $350,000,000 to finance the construction of the shopping center. The loan has an interest rate of LIBOR plus 1.20% (6.13% at December 31, 2007), and a term of three years with a one-year extension option. As of December 31, 2007, we have borrowed $55,786,000 under the construction loan. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount.

Insurance

We carry commercial liability and all risk property insurance for (i) fire, (ii) flood, (iii) rental loss, (iv) extended coverage, and (v) “acts of terrorism,” as defined in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) of 2007, which expires in 2014, with respect to our assets, with limits of (i) $965,000,000 per occurrence, including terrorist acts, as defined, for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including terrorist acts, as defined, for our other properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for the purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties.

Stock Appreciation Rights

As of December 31, 2007, we had 500,000 stock appreciation rights (“SARs”) that were outstanding and exercisable. These SARs have a weighted-average exercise price of $70.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have had to pay $141,437,000 to the holders of these SARs had they exercised their SARs on December 31, 2007. Any change in our stock price from the closing price of $353.25 at December 31, 2007 would increase or decrease the amount we would have to pay upon exercise.

LIQUIDITY AND CAPITAL RESOURCES – Continued

Debt and Contractual Obligations

Below is a summary of our properties and their encumbrances at December 31, 2007:

(Amounts in thousands)	Balance	Interest Rate		Maturity

Lexington Office	$383,670	5.33%		Feb. 2014
Lexington Retail (1)	320,000	4.93%		July 2015
Kings Plaza	203,456	7.46%		June 2011
Rego Park I	79,285	7.25%		June 2009
Paramus	68,000	5.92%		Oct. 2011
Rego Park II (under construction)	55,786	6.13%	(2)	Dec. 2010
Rego Park III (land)	—	N/A		N/A
Flushing (leasehold interest)	—	N/A		N/A
	$1,110,197

__________________________

(1) In the event of a substantial casualty, up to $75,000 of this loan may become recourse.

(2) This loan bears interest at LIBOR plus 1.20%.

Below is a summary of our contractual obligations at December 31, 2007:

(Amounts in thousands)	Total	Less than One Year		One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Long-term debt obligations	$1,431,520	$79,738		$283,089	$404,901	$663,792
Operating lease obligations	15,419	795		1,606	2,409	10,609
Purchase obligations, primarily construction commitments	116,700	94,294		22,406	—	—
Other obligations	204,353	145,437	(1)	8,000	12,000	38,916
	$1,767,992	$320,264		$315,101	$419,310	$713,317

Commitments:
Standby letters of credit	$7,998	$7,998		$—	$—	$—

___________________

(1)	Includes $141,437 of liabilities for SARs.

The table above excludes $46,119,000 of FIN 48 liabilities for which the timing of future cash outflows is highly uncertain.

LIQUIDITY AND CAPITAL RESOURCES – Continued

Cash Flows

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

Year Ended December 31, 2007

Cash and cash equivalents were $560,231,000 at December 31, 2007, compared to $615,516,000 at December 31, 2006, a decrease of $55,285,000. This decrease resulted primarily from $111,612,000 of net cash used in investing activities, primarily related to capital expenditures at our Rego Park II project, partially offset by, $30,035,000 of net cash provided by financing activities and $26,292,000 of net cash provided by operating activities.

Net cash provided by operating activities of $26,292,000 was primarily comprised of (i) net income of $114,341,000, partially offset by, (ii) the net change in operating assets and liabilities of $55,216,000 and (iii) adjustments for non-cash items of $32,833,000.  The net change in operating assets and liabilities was primarily comprised of a $50,465,000 payment for a portion of the liability for SARs compensation expense. The adjustments for non-cash items were primarily comprised of (a) a reversal of a portion of the liability for SARs compensation expense of $43,536,000 and (b) straight-lining of rental income of $15,456,000, partially offset by, (c) depreciation and amortization of $24,991,000 and (d) minority interest of $1,168,000.

Net cash used in investing activities of $111,612,000 was primarily comprised of capital expenditures of $110,307,000, primarily related to the development of our Rego Park II project.

Net cash provided by financing activities of $30,035,000 was primarily comprised of $55,786,000 of proceeds from a construction loan to fund expenditures, for our Rego Park II project, partially offset by $14,087,000 for scheduled repayments of borrowings and $12,227,000 for debt issuance costs in connection with obtaining a construction loan.

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

Net cash used in investing activities of $9,608,000 was primarily comprised of capital expenditures of $48,073,000 partially offset by, $39,383,000 of net proceeds from the sale of residential condominiums at 731 Lexington Avenue.

Net cash used in financing activities of $10,126,000 was primarily comprised of repayments of borrowings of $10,967,000, partially offset by $841,000 for the exercise of share options.

LIQUIDITY AND CAPITAL RESOURCES – Continued

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

Net cash used in operating activities of $6,119,000 was primarily comprised of (i) adjustments for non-cash items of $88,656,000, partially offset by, (ii) net income of $82,241,000 and (iii) a net change in operating assets and liabilities of $296,000. The adjustments for non-cash items were primarily comprised of (i) a pre-tax net gain of $112,768,000 from the sale of residential condominiums at 731 Lexington Avenue, (ii) straight-lining of rental income of $29,298,000, partially offset by (iii) liabilities for SARs compensation expense of $27,588,000, (iv) depreciation and amortization of $22,836,000, and (v) minority interest of $2,250,000.

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

Funds from Operations (“FFO”) for the Years Ended December 31, 2007 and 2006

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

FFO for the year ended December 31, 2007 was $136,284,000, or $26.75 per diluted share, compared to negative FFO of $53,242,000, or $10.59 per diluted share, for the year ended December 31, 2006.

FFO for the year ended December 31, 2007 includes $43,536,000, or $8.55 per diluted share, for the reversal of a portion of SARs compensation expense. Negative FFO for the year ended December 31, 2006 includes, $148,613,000, for an accrual of SARs compensation expense, partially offset by a $13,256,000 after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. The net of these items decreased net income by $135,357,000, or $26.92 per diluted share.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2007	2006
Net income (loss)	$114,341	$(74,983)
Depreciation and amortization of real property	21,943	21,741
FFO (Negative FFO)	$136,284	$(53,242)

FFO (Negative FFO) per common share – diluted	$26.75	$(10.59)

Weighted average shares used in computing FFO (Negative FFO) per diluted share	5,094,488	5,025,726

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of December 31, 2007	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable	$55,786	6.13%	$558
Fixed Rate	1,054,411	5.80%	—
	$1,110,197		$558

Total effect on diluted earnings per share			$0.11

The fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, exceeded the aggregate carrying amount by approximately $19,254,000 at December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander’s, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 6 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 25, 2008

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2007	2006
Real estate, at cost:
Land	$69,455	$69,455
Buildings, leaseholds and leasehold improvements	593,818	579,595
Construction in progress	171,808	43,338
Total	835,081	692,388
Accumulated depreciation and amortization	(96,183)	(80,779)
Real estate, net	738,898	611,609

Cash and cash equivalents	560,231	615,516
Restricted cash	4,987	3,682
Accounts receivable, net of allowance for doubtful accounts of $667 and $481, respectively	6,217	3,593
Receivable arising from the straight-lining of rents	130,483	115,027
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $41,988 and $43,163, respectively)	66,243	69,119
Deferred debt issuance costs, net of accumulated amortization of $10,468, and $7,820, respectively	15,553	18,201
Other assets	9,798	10,495
TOTAL ASSETS	$1,532,410	$1,447,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,110,197	$1,068,498
Amounts due to Vornado	40,561	35,366
Accounts payable and accrued expenses	55,655	41,140
Liability for stock appreciation rights	141,437	236,176
Other liabilities	47,134	37,725
TOTAL LIABILITIES	1,394,984	1,418,905

MINORITY INTEREST	2,323	1,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,043,950 and 5,035,950 shares, respectively	5,173	5,173
Additional paid-in capital	27,636	27,118
Retained earnings (accumulated deficit) (including a reduction of $6,983 for the cumulative effect of change in accounting principle in 2007)	103,014	(4,344)
	135,823	27,947
Treasury stock: 129,500 and 137,500 shares, at cost	(720)	(765)
TOTAL STOCKHOLDERS' EQUITY	135,103	27,182

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,532,410	$1,447,242

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
REVENUES
Property rentals	$141,629	$137,072	$132,949
Expense reimbursements	66,351	61,700	54,136
Total revenues	207,980	198,772	187,085

EXPENSES
Operating (including fees to Vornado of $5,370, $4,223 and $5,616, respectively)	70,496	71,980	64,872
General and administrative (including a reversal of stock appreciation rights (“SARs”) expense of $43,536, in 2007 and SARs expense of $148,613, and $27,588, in 2006 and 2005, respectively, and management fees to Vornado of $2,160 in each year)	(38,339)	154,844	32,393
Depreciation and amortization	22,343	21,813	19,877
Total expenses	54,500	248,637	117,142

OPERATING INCOME (LOSS)	153,480	(49,865)	69,943

Interest and other income, net	27,351	28,257	14,769
Interest and debt expense (including interest to Vornado of $2,187, $3,025, and $8,853, respectively)	(65,322)	(67,726)	(62,678)
Write off of unamortized deferred debt expense	—	—	(736)
Minority interest of partially owned entity	(1,168)	1,095	—
Income (loss) before net gain on sale of condominiums	114,341	(88,239)	21,298
Net gain on sale of condominiums	—	24,529	112,768
Income tax expense of taxable REIT subsidiary	—	(11,273)	(51,825)
NET INCOME (LOSS)	$114,341	$(74,983)	$82,241

Net income (loss) per common share - basic	$22.68	$(14.92)	$16.38

Net income (loss) per common share - diluted	$22.44	$(14.92)	$16.19

See notes to consolidated financial statements.

ALEXANDER'S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2005	$5,173	$25,685	$(11,602)	$(888)	$18,368

Net income	—	—	82,241	—	82,241
Common shares issued under share option plan	—	658	—	57	715
Balance, December 31, 2005	5,173	26,343	70,639	(831)	101,324

Net loss	—	—	(74,983)	—	(74,983)
Common shares issued under share option plan	—	775	—	66	841
Balance, December 31, 2006	5,173	27,118	(4,344)	(765)	27,182

Cumulative effect of change in accounting principle	—	—	(6,983)	—	(6,983)
Balance, January 1, 2007	5,173	27,118	(11,327)	(765)	20,199

Net income	—	—	114,341	—	114,341
Common shares issued under share option plan	—	518	—	45	563
Balance, December 31, 2007	$5,173	$27,636	$103,014	$(720)	$135,103

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss):	$114,341	$(74,983)	$82,241
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Liability for stock appreciation rights	(43,536)	148,613	27,588
Net gain on sale of condominiums	—	(24,529)	(112,768)
Straight-lining of rental income	(15,456)	(14,990)	(29,298)
Depreciation and amortization (including amortization of debt issuance costs)	24,991	24,461	22,836
Minority interest of partially owned entity	1,168	(1,095)	2,250
Write-off of unamortized deferred debt expense	—	—	736
Change in operating assets and liabilities:
Accounts receivable	(2,624)	(378)	1,657
Other assets	(1,631)	(4,017)	(8,414)
Amounts due to Vornado	5,195	1,042	8,628
Accounts payable and accrued expenses	(8,117)	4,070	7,840
Payment for stock appreciation rights	(50,465)	—	(60,837)
Income tax liability of taxable REIT subsidiary	2,466	(1,285)	37,955
Other liabilities	(40)	(65)	13,467
Net cash provided by (used in) operating activities	26,292	56,844	(6,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of condominiums	—	39,383	455,012
Additions to real estate	(110,307)	(48,073)	(110,481)
Real estate acquisitions	—	—	(7,121)
Cash restricted for operating liabilities	(1,305)	(918)	106
Net cash (used in) provided by investing activities	(111,612)	(9,608)	337,516

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	55,786	—	344,832
Debt repayments	(14,087)	(10,967)	(217,895)
Debt issuance costs	(12,227)	—	(9,517)
Proceeds from the exercise of stock options	563	841	715
Net cash provided by (used in) financing activities	30,035	(10,126)	118,135

Net (decrease) increase in cash and cash equivalents	(55,285)	37,110	449,532
Cash and cash equivalents at beginning of year	615,516	578,406	128,874
Cash and cash equivalents at end of year	$560,231	$615,516	$578,406

SUPPLEMENTAL INFORMATION
Cash payments for interest (of which $4,567, $1,378 and $6,935 have been capitalized)	$64,839	$66,526	$66,321
Cash payments for income taxes	$1,580	$12,558	$13,870

NON-CASH TRANSACTIONS
Additions to real estate included in accounts payable and accrued expenses	$21,894	$—	$—

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Alexander’s, Inc. is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries (NYSE: ALX). We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO).

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

(i)

the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York. The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold. The building is 100% leased. Principal office tenants include Bloomberg L.P. (697,000 square feet) and Citibank N.A. (176,000 square feet). Principal retail tenants include The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet);

(ii)

the Kings Plaza Regional Shopping Center, located on Flatbush Avenue in Brooklyn, New York, which contains 1,098,000 square feet that is 94% leased and is comprised of a two-level mall containing 470,000 square feet, a 289,000 square foot Sears department store and a 339,000 square foot Macy’s department store, which is owned by Macy’s, Inc.;

(iii)

the Rego Park I property, located on Queens Boulevard and 63rd Road in Queens, New York, which contains 351,000 square feet and is 100% leased to Sears, Circuit City, Bed Bath & Beyond, Marshalls and Old Navy;

(iv)	the Paramus property, which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey, which is leased to IKEA Property, Inc.;

(v)	the Flushing property, located at Roosevelt Avenue and Main Street in Queens, New York, which contains a 177,000 square foot building that is currently vacant;

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

We have determined that our properties have similar economic characteristics and meet the other criteria which permit the properties to be aggregated into one reportable segment (the leasing, management, development and redeveloping of properties in the greater New York City metropolitan area). Our chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each property represents net rental revenues less operating expenses.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives, which range from 7 to 50 years. Betterments, significant renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. As real estate is undergoing development activities, all property operating expenses, including interest costs, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.

Our properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of the property. The carrying amount of an asset would be adjusted, if necessary, to reflect an impairment in the value of the asset. We had no impairment charges in each of the three years in the period ended December 31, 2007.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include cash restricted under financing arrangements. Such cash is reflected on the consolidated balance sheets as “restricted cash.”

Allowance for Doubtful Accounts – We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents, if necessary. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

Fair Value of Financial Instruments – The fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, exceeded the aggregate carrying amount by approximately $19,254,000 at December 31, 2007, and was less than the aggregate carrying amount by approximately $50,110,000 at December 31, 2006. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

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

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the Code, our net operating loss carryovers (“NOLs”) generally would be available to offset the amount of our REIT taxable income that would otherwise be required to be distributed as dividends to our stockholders.

At December 31, 2007 we have reported NOLs for federal tax purposes of approximately $1,597,000, expiring in 2020. We also have investment and targeted jobs tax credits of approximately $2,568,000 expiring from 2008 to 2014.

The following table reconciles net income (loss) to estimated REIT taxable income for the years ended December 31, 2007, 2006 and 2005.

(Unaudited and in thousands)	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$114,341	$(74,983)	$82,241
Straight-line rent adjustments	(15,456)	(14,990)	(29,298)
Depreciation and amortization timing differences	(746)	(1,256)	345
Interest expense	—	(410)	3,622
Stock appreciation rights compensation expense	(94,739)	148,613	16,751
Net income of the TRS	(4,090)	(6,193)	8,336
Gain of sale of condominiums	—	(13,256)	(60,943)
Other	1,094	(7,787)	(3,582)
Taxable income	404	29,738	17,472
NOL carry forward beginning balance	(2,001)	(31,739)	(49,211)
NOL carry forward ending balance	$(1,597)	$(2,001)	$(31,739)

At December 31, 2007, the net basis of our assets and liabilities for tax purposes are approximately $94,000,000 lower than the amount reported for financial statement purposes.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

We have elected to treat our wholly owned subsidiary, 731 Residential LLC, as a taxable REIT subsidiary (“TRS”). The TRS is subject to income tax at regular corporate tax rates. Our NOLs will not be available to offset taxable income of TRS. In the years ended December 31, 2007 and 2006, we paid $1,580,000 and $12,558,000, respectively, for income taxes relating to the TRS. TRS deferred income taxes, where applicable, are accounted for in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of December 31, 2007 and 2006, we had no deferred tax assets or liabilities on our consolidated balance sheets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 established new evaluation and measurement processes for all income tax positions taken. FIN 48 became effective on January 1, 2007. Upon the adoption of FIN 48 on January 1, 2007, we recognized a $6,983,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.

Income Per Share – Basic income per share is computed based on weighted average shares of common stock outstanding during the period. Diluted income per share is computed based on the weighted average shares of common stock outstanding during the period and assumes all potentially dilutive securities were converted into common stock at the earliest date possible.

Stock Options – We account for all stock-based compensation in accordance with SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R: Share-Based Payment. We adopted SFAS No. 123R using the modified prospective application, on January 1, 2006. There have been no stock option grants since 1999.

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

Recently Issued Accounting Literature - In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS No. 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for us on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We do not believe that the adoption of this standard on January 1, 2009, will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our consolidated financial statements.

3.	RELATED PARTY TRANSACTIONS

Vornado

At December 31, 2007, Vornado owned 32.8% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

In conjunction with the closing of the Rego Park II construction loan on December 21, 2007, we bifurcated the management, development and leasing agreements described below to cover the Rego Park II property separately. In addition, we amended the Rego Park II management and development agreement, to provide for a term through substantial completion of the construction, with automatic renewals, and for payment of the Rego Park II development fees upon the earlier of substantial completion of the construction, or the transfer of the property to an unaffiliated third party.

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

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers. Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1.0% (6.34% at December 31, 2007).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following table shows the amounts incurred under the agreements discussed above.

(Amounts in thousands)	Year Ended December 31,
	2007	2006	2005
Company management fees	$3,000	$3,000	$3,000
Development fees	6,476	755	4,431
Leasing fees	4,411	4,505	11,671
Property management fees and payments for cleaning, engineering and security services	4,530	3,383	4,776
	$18,417	$11,643	$23,878

At December 31, 2007, we owed Vornado $33,650,000 for leasing fees, $5,726,000 for development fees and $1,185,000 for management, property management and cleaning fees.

Other

In the years ended December 31, 2007, 2006 and 2005, Winston & Strawn LLP, a law firm in which Neil Underberg, a member of our Board of Directors, is of counsel, performed legal services for us for which it was paid $219,000, $106,000, and $368,000, respectively.

4.	REGO PARK II PROJECT

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction has commenced, is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $156,700,000 has been expended as of December 31, 2007. The development may also include an apartment tower containing 315 apartments. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	DEBT

The following is a summary of our outstanding debt.

(Amounts in thousands)		Interest Rate at December 31,		Balance at December 31,
	Maturity	2007		2007	2006
First mortgage, secured by the office space at the 731 Lexington Avenue property	Feb. 2014	5.33%		$383,670	$393,232
First mortgage, secured by the retail space at the 731 Lexington Avenue property (1)	Jul. 2015	4.93%		320,000	320,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%		203,456	207,131
First mortgage, secured by the Rego Park I property	Jun. 2009	7.25%		79,285	80,135
First mortgage, secured by the Paramus property	Oct. 2011	5.92%		68,000	68,000
Construction loan, secured by the Rego Park II Shopping Center	Dec. 2010	6.13%	(2)	55,786	—
				$1,110,197	$1,068,498

__________________________

(1)	In the event of a substantial casualty, up to $75,000 of this loan may become recourse to us.
(2)

On December 21, 2007, we obtained a construction loan providing up to $350,000 to finance the construction of our Rego Park project. The loan bears interest at LIBOR plus 1.20% and a term of three years with a one-year extension option.

As of December 31, 2007, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2008	$14,850
2009	93,304
2010	71,628
2011	270,523
2012	12,465
Thereafter	647,427

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $735,068,000 at December 31, 2007. Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance to prepay them. As of December 31, 2007, we were in compliance with our debt covenants.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	INCOME TAX LIABILITY

We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, we recognized a $6,983,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. At January 1, 2007 and December 31, 2007, we had $43,653,000 and $46,119,000, respectively, of unrecognized tax benefits that, if recognized, would result in non-cash income arising from the reversal of these items and a reduction of our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized in the table below.

(Amounts in thousands)	Amount
Balance at December 31, 2006	$36,670
Cumulative effect of change accounting principle	6,983
Balance at January 1, 2007	43,653
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2,466
Reduction for tax positions of prior years	—
Settlements	—
Balance at December 31, 2007	$46,119

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statement of operations. During the year ended December 31, 2007, we recognized $2,466,000 of interest related to the unrecognized tax benefits. As of December 31, 2007, we have approximately $7,513,000 of accrued interest related to the unrecognized tax benefits, which is included as a component of the $46,119,000 presented above. During 2008, we anticipate a reduction in the liability for unrecognized tax benefits of approximately $300,000, due to the expiration of the applicable year’s statute of limitations.

As of December 31, 2007, our 2003 – 2006 tax years remain open to examination by the applicable taxing authorities. During 2007, we were notified by the IRS of its intent to audit our 2005 federal tax return. We believe that our income tax liability is sufficient to cover any potential assessments that may arise from such examination.

7.	MINORITY INTEREST

Prior to 2005, we owned and operated an energy plant that generated all of the electrical power at our Kings Plaza Regional Shopping Center. In April 2005, we contributed this 35 year old plant and $750,000 in cash, for a 25% interest in a joint venture. In addition, we provided the joint venture with a $15,350,000 loan (eliminated in consolidation). The joint venture rebuilt the plant at a total cost of approximately $18,350,000 and began operations in March 2007. Pursuant to EITF Issue No. 04-05, we control the joint venture and accordingly, consolidate its accounts into our consolidated financial statements.

8.	NET GAIN ON SALE OF CONDOMINIUMS

In the years ended December 31, 2006 and 2005, we recognized $13,256,000 and $60,943,000 of after-tax net gain from the sale of residential condominium units at our 731 Lexington Avenue property.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	LEASES

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

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2008	$119,700
2009	119,037
2010	118,643
2011	116,817
2012	115,224
Thereafter	1,350,001

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales. For the years ended December 31, 2007, 2006, and 2005, these rents were $722,000, $649,000, and $804,000, respectively.

Bloomberg L.P. accounted for 32%, 34%, and 34% of our consolidated revenues for the year ended December 31, 2007, 2006, and 2005, respectively. No other tenant accounted for more than 10% of revenues in any of the last three years.

As Lessee

We are a tenant under long-term leases that range from approximately 12 to 21 years. Future minimum lease payments under these operating leases are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2008	$795
2009	803
2010	803
2011	803
2012	803
Thereafter	11,412

Rent expense was $908,000, $785,000, and $662,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	COMMITMENTS AND CONTINGENCIES

Insurance

We carry commercial liability and all risk property insurance for (i) fire, (ii) flood, (iii) rental loss, (iv) extended coverage, and (v) “acts of terrorism,” as defined in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) of 2007, which expires in 2014, with respect to our assets, with limits of (i) $965,000,000 per occurrence, including terrorist acts, as defined, for our 731 Lexington Avenue property, and (ii) $500,000,000 per occurrence, including terrorist acts, as defined, for our other properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for the purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties.

Environmental Remediation

In July 2006, we discovered an oil spill at our Kings Plaza Regional Shopping Center. We have notified the New York State Department of Environmental Conservation (“NYSDEC”) about the spill and have developed a remediation plan. The NYSDEC has approved a portion of the remediation plan and clean up is ongoing. The estimated costs associated with the clean up will aggregate approximately $2,500,000 and a claim has been made under our insurance policy, subject to our $500,000 deductible which was accrued in 2006. Of this amount, $426,000 has been paid as of December 31, 2007.

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

Flushing Property

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable purchase deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions of the agreement. The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs. We do not believe the party is entitled to either specific performance or a return of the deposit and we are defending against the action.

Other

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	COMMITMENTS AND CONTINGENCIES - Continued

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

Letters of Credit

Approximately $3,900,000 of standby letters of credit were issued and outstanding as of December 31, 2007.

11.	STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Our Omnibus Stock Plan (the “Plan”), which was approved by our stockholders on May 18, 2006, provides for grants of incentive and non-qualified stock options, restricted stock, SARs and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors (the “Committee”). At December 31, 2007, there were 895,000 shares available for future grant under the Plan.

Stock Options

Stock options granted have exercise prices equal to 100% of the market price of our common stock on the date of grant, vest on a graduated basis, becoming fully vested 36 months after grant, and expire ten years from the date of grant.

Prior to 2003, we accounted for stock-based compensation using the intrinsic value method. Under this method, we did not recognize compensation expense as the option exercise price equaled the closing share price of our common stock on the date of grant. On January 1, 2003, we adopted SFAS 123, Accounting for Stock-Based Compensation, as amended, on a prospective basis. SFAS 123, as amended, requires that compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. There were no stock option grants in 2007, 2006 and 2005; accordingly, no compensation expense was recognized during such years. There were 8,000, 11,950 and 10,150 options exercised during the years ended December 31, 2007, 2006, and 2005, respectively. Cash received from option exercises in each of the years ended December 31, 2007, 2006 and 2005 was $563,000, $841,000 and $715,000, respectively. Below is a summary of our stock option activity under the Plan for the year ended December 31, 2007.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	69,900	$70.38	2.2
Granted	—	—
Exercised	(8,000)	70.38
Cancelled	—	—
Outstanding at December 31, 2007	61,900	$70.38	1.2	$17,525,000

Exercisable at December 31, 2007	61,900	$70.38	1.2	$17,525,000

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	STOCK OPTIONS AND STOCK APPRECIATION RIGHTS - Continued

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

As of December 31, 2007, we had 500,000 SARs that were outstanding and exercisable. These SARs have a weighted-average exercise price of $70.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have had to pay $141,437,000 to the holders of these SARs had they exercised their SARs on December 31, 2007. Any change in our stock price from the closing price of $353.25 at December 31, 2007 would increase or decrease the amount we would have to pay upon exercise.

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

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2007	2006	2005

Net income (loss) applicable to common shares – Basic and Diluted	$114,341	$(74,983)	$82,241

Weighted average shares outstanding – Basic	5,041,572	5,025,726	5,021,350
Effect of stock options	52,916	— (1)	58,821
Weighted average shares outstanding – Diluted	5,094,488	5,025,726	5,080,171

Net income (loss) per common share – Basic	$22.68	$(14.92)	$16.38

Net income (loss) per common share – Diluted	$22.44	$(14.92)	$16.19

___________________________________________

(1)	Options to purchase 69,900 shares of our common stock were not included in the calculation of net loss per share in the year ended December 31, 2006, as they were anti-dilutive.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

			Net Income (Loss) Applicable to Common	Income (Loss) Per Common Share(1)
(Amounts in thousands, except per share amounts)	Revenues		Shares	Basic	Diluted
2007
December 31	$52,291		$33,930	$6.73	$6.66
September 30	52,424		28,626	5.68	5.62
June 30	51,069	(2)	19,609	3.89	3.85
March 31	52,196		32,176	6.39	6.32

2006
December 31	$50,226		$(74,361)	$(14.79)	$(14.79)
September 30	50,799		(18,616)	(3.70)	(3.70)
June 30	49,371		36,851	7.33	7.25
March 31	48,376		(18,857)	(3.75)	(3.75)

2005
December 31	$50,286		$40,313	$8.02	$7.93
September 30	47,388		(6,754)	(1.34)	(1.34)
June 30	45,735		17,464	3.48	3.44
March 31	43,676		31,218	6.22	6.15

_______________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

(2)

Subsequent to the issuance of our consolidated financial statements for the quarter ended June 30, 2007, we determined that our consolidated statement of operations for the three and six months ended June 30, 2007, included $3,072,000 of intercompany revenues (“expense reimbursements”) and $3,072,000 of intercompany “operating expenses” that should have been eliminated in the consolidation of our Kings Plaza joint venture. There was no impact on “operating income” or “net income” for the three and six months ended June 30, 2007, as a result of not eliminating these amounts. The Kings Plaza joint venture became operational at the end of March 2007, and as such, no other prior periods were affected. We have concluded that the elimination entry not made, was an immaterial error to our consolidated financial statements for the three and six months ended June 30, 2007. While these periods are not presented in this Annual Report on Form 10-K, the table below illustrates the effects of the restatement on the three and six months ended June 30, 2007. Further, when we file our June 30, 2008 Quarterly Report on Form 10-Q, we will correct the prior year’s amounts.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

The management of Alexander’s, Inc., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 55 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 25, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and includes an explanatory paragraph relating to the adoption of the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 25, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2007. Such information is incorporated by reference herein. For information concerning our executive officers, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

Information relating to executive compensation will be contained in the Proxy Statement referred to in “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K. Such information is incorporated by reference herein.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	61,900	$70.38	895,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	61,900	$70.38	895,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions and director independence will be contained in the Proxy Statement referred to in “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K. Such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services will be contained in the Proxy Statement referred to in “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K. Such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2.	The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this Annual Report on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended December 31, 2007, 2006 and 2005	60

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2007	61

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.
10.52	First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.

10.53

Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.

10.54	Rego II Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s of Rego Park II, Inc., and Vornado Realty L.P.

10.55	Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P.

10.56	Rego II Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P.

21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 25, 2008	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 25, 2008
	(Steven Roth)	(Principal Executive Officer)

By:	/s/Michael D. Fascitelli	President and Trustee	February 25, 2008
(Michael D. Fascitelli)

By:	/s/Joseph Macnow	Executive Vice President and	February 25, 2008
	(Joseph Macnow)	Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 25, 2008
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 25, 2008
(David Mandelbaum)

By:	/s/Arthur Sonnenblick	Director	February 25, 2008
(Arthur Sonnenblick)

By:	/s/Neil Underberg	Director	February 25, 2008
(Neil Underberg)

By:	/s/Richard R. West	Director	February 25, 2008
Richard R. West

By:	/s/Russell B. Wight Jr.	Director	February 25, 2008
(Russell B. Wight Jr)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions: Charged Against Operations	Deductions: Uncollectible Accounts Written Off	Balance at End of Year

Allowance for doubtful accounts:
Year Ended December 31, 2007	$481	$247	$61	$667

Year Ended December 31, 2006	$526	$97	$142	$481

Year Ended December 31, 2005	$379	$208	$61	$526

ALEXANDER'S, INC. AND SUBSIDIARIES

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C	COLUMN D	COLUMN E					COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Initial Cost to Company (1)				Gross Amount at Which Carried at Close of Period								Life on Which Depreciation
Description	Encumbrances	Land	Building, Leaseholds and Leasehold Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land		Building, Leaseholds and Leasehold Improvements	Construction In Progress	Total (2)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired (1)	in Latest Income Statement is Computed
Commercial Property:
New York, NY
Rego Park I	$79,285	$1,647	$8,953	$48,689		$1,647	$57,642	$—	$59,289	$18,005	1959	1992	15-39 years
Rego Park II	55,786	3,127	1,467	162,146		3,127	—	163,613	166,740	—	2006	1992	N/A
Rego Park III	—	779	—	479		779	—	479	1,258	—	N/A	1992	N/A
Flushing	—	—	1,660	1,122		—	1,552	1,230	2,782	377	1975(3)	1992	26 years
Lexington Avenue	703,670	14,432	12,355	424,597		27,498	423,886	—	451,384	42,309	2003	1992	5-39 years
Kings Plaza Regional Shopping Center	203,456	497	9,542	131,668		24,483	110,738	6,486	141,707	35,492	1970	1992	7-50 years
Paramus, NJ	68,000	1,441	—	10,313		11,754	—	—	11,754	—	N/A	1992	N/A
Other Properties	—	167	1,804	(1,804	)(4)	167	—	—	167	—	N/A	1992	N/A
TOTAL	$1,110,197	$22,090	$35,781	$777,210		$69,455	$593,818	$171,808	$835,081	$96,183

__________________________

(1)	Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations) unless acquired subsequent to that date. See Column H.
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $94,000,000 lower than the amount reported for financial statement purposes.
(3)	This date represents the lease acquisition date.
(4)	Cost of fully depreciated assets.

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

	December 31,
	2007	2006	2005

REAL ESTATE:
Balance at beginning of period	$692,388	$699,136	$955,107
Additions during the period:
Land	—	—	—
Buildings, leaseholds and leasehold improvements	15,958	9,864	127,981
Construction in progress	128,470	8,231	(383,952)
	836,816	717,231	699,136
Fully depreciated assets	1,735	24,843	—
Balance at end of period	$835,081	$692,388	$699,136

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$80,779	$88,976	$74,028
Additions charged to operating expenses	17,139	16,646	14,948
	97,918	105,622	88,976
Fully depreciated assets	1,735	24,843	—
Balance at end of period	$96,183	$80,779	$88,976

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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

*

10.3	**	-

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

First Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

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

*

10.23		-

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

Environmental Indemnity dated as of February 13, 2004, by Alexander’s, Inc. and 731 Office One LLC for the benefit of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.34 to the registrant’s Annual Report conform 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.37		-

Loan Agreement dated as of July 6, 2005, between 731 Retail One LLC, as Borrower and Archon Financial, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on July 12, 2005

*

10.38	**	-

Form of Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.39	**	-

Form of Restricted Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.40	**	-

Stock Appreciation Right Agreement dated as of January 10, 2006, between Michael D. Fascitelli and Alexander’s Inc. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K for January 10, 2006, filed on January 12, 2006

*
	* **		___________________ Incorporated by reference. Management contract or compensatory agreement

10.41	**	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*

10.42		-

Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.43		-

Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731Office One LLC and 731 Office Two LLC. Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.44		-

Building Loan Agreement, dated as of December 21, 2007, among Alexander’s of Rego Park II, Inc., as Borrower, PB Capital Corporation, as Lender, Norddeutsche Landesbank Girozentrale, New York Branch, as Lender, Wells Fargo Bank, National Association, as Lender, Landesbank Baden-Wurttemberg, New York Branch, as Lender, Bank of Ireland, Connecticut Branch, as Lender, PB Capital Corporation, as Administrative Agent, PB Capital Corporation and Norddeutsche Landesbank Girozentrale, New York Branch, as Co-Arrangers. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

10.45		-

Project Loan Agreement, dated as of December 21, 2007, among Alexander’s of Rego Park II, Inc., as Borrower, PB Capital Corporation, as Lender, Norddeutsche Landesbank Girozentrale, New York Branch, as Lender, Wells Fargo Bank, National Association, as Lender, Landesbank Baden-Wurttemberg, New York Branch, as Lender, Bank of Ireland, Connecticut Branch, as Lender, PB Capital Corporation, as Administrative Agent, PB Capital Corporation and Norddeutsche Landesbank Girozentrale, New York Branch, as Co-Arrangers. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

10.46		-

Series I Building Loan Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 21, 2007, from Alexander’s of Rego Park II, Inc., as Mortgagor, to PB Capital Corporation, as Administrative Agent for the Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

10.47		-

Series II Building Loan Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 21, 2007, from Alexander’s of Rego Park II, Inc., as Mortgagor, to PB Capital Corporation, as Administrative Agent for the Lenders. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

10.48		-

Series I Project Loan Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 21, 2007, from Alexander’s of Rego Park II, Inc., as Mortgagor, to PB Capital Corporation, as Administrative Agent for the Lenders. Incorporated herein by reference from Exhibit 10.5 to the registrants Current Report on Form 8-K, filed on December 31, 2007

*

10.49		-

Series II Project Loan Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 21, 2007, from Alexander’s of Rego Park II, Inc., as Mortgagor, to PB Capital Corporation, as Administrative Agent for the Lenders. Incorporated herein by reference from Exhibit 10.6 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

	* **		___________________ Incorporated by reference. Management contract or compensatory agreement

10.50		-

Guaranty of Completion, dated as of December 21, 2007, executed by Alexander’s, Inc. for the benefit of PB Capital Corporation, as Administrative Agent for itself and the other Lenders Incorporated herein by reference from Exhibit 10.7 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

10.51		-

Guaranty of Payment, dated as of December 21, 2007, executed by Alexander’s, Inc. for the benefit of PB Capital Corporation, as Administrative Agent for itself and the other Lenders. Incorporated herein by reference from Exhibit 10.8 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

10.52		-	First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.

10.53		-

Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.

10.54		-	Rego II Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s of Rego Park II, Inc., and Vornado Realty L.P.

10.55		-	Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P.

10.56		-	Rego II Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P.

21		-	Subsidiaries of Registrant

23		-	Consent of Independent Registered Public Accounting Firm

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2			Section 1350 Certification of the Chief Financial Officer

	*		___________________ Incorporated by reference.