Form 10-Q
period 2008-03-31
ALEXANDERS INC
filed 2008-05-05
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

(212) 587-8541

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of March 31, 2008, there were 5,045,950 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Real estate, at cost:
Land	$74,921	$69,455
Buildings, leaseholds and leasehold improvements	593,911	593,818
Construction in progress	191,734	171,808
Total	860,566	835,081
Accumulated depreciation and amortization	(100,477)	(96,183)
Real estate, net	760,089	738,898

Cash and cash equivalents	576,530	560,231
Restricted cash	8,518	4,987
Accounts receivable, net of allowance for doubtful accounts of $661 and $667, respectively	4,612	6,217
Receivable arising from the straight-lining of rents	133,559	130,483
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $41,290 and $41,988, respectively)	65,080	66,243
Deferred debt issuance costs, net	14,891	15,553
Other assets	10,181	9,798
TOTAL ASSETS	$1,573,460	$1,532,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,132,387	$1,110,197
Accounts payable and accrued expenses	57,616	55,655
Liability for stock appreciation rights	142,062	141,437
Amounts due to Vornado	41,192	40,561
Liability for income taxes and other	47,751	47,134
TOTAL LIABILITIES	1,421,008	1,394,984

MINORITY INTEREST	2,056	2,323

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding 5,045,950 shares and 5,043,950 shares, respectively	5,173	5,173
Additional paid-in capital	27,766	27,636
Retained earnings	118,166	103,014
	151,105	135,823
Treasury shares: 127,500 and 129,500 shares, at cost	(709)	(720)
Total stockholders’ equity	150,396	135,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,573,460	$1,532,410

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
REVENUES
Property rentals	$36,033	$34,874
Expense reimbursements	15,733	17,322
Total revenues	51,766	52,196

EXPENSES
Operating (including fees to Vornado of $1,203 and $1,206, respectively)	17,667	17,925
General and administrative (including stock appreciation rights (“SARs”) expense of $625 in 2008, and a reversal of previously recognized SARs expense of $14,311 in 2007, and management fees to Vornado of $540 in each period)	1,846	(12,659)
Depreciation and amortization	5,601	5,509
Total expenses	25,114	10,775

OPERATING INCOME	26,652	41,421

Interest and other income, net	4,416	7,062
Interest and debt expense	(15,681)	(16,638)
Minority interest of partially owned entity	267	331
Income before income taxes	15,654	32,176
Income tax expense of taxable REIT subsidiary	(502)	—
NET INCOME	$15,152	$32,176

Net income per common share - basic	$3.00	$6.39

Net income per common share - diluted	$2.98	$6.32

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007

Net income	$15,152	$32,176
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Liability for stock appreciation rights	625	(15,049)
Depreciation and amortization (including amortization of debt issuance costs)	6,263	6,171
Straight-lining of rental income	(3,076)	(3,721)
Minority interest of partially owned entity	(267)	(331)
Change in operating assets and liabilities:
Accounts receivable, net	1,605	(2,802)
Other assets	(527)	(599)
Amounts due to Vornado	631	945
Accounts payable and accrued expenses	3,715	8,415
Payment for stock appreciation rights	—	(50,465)
FIN 48 Income tax liability	634	—
Other liabilities	(17)	700
Net cash provided by (used in) operating activities	24,738	(24,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(27,239)	(26,112)
Restricted cash	(3,531)	(3,543)
Net cash used in investing activities	(30,770)	(29,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	25,875	—
Debt repayments	(3,685)	(3,586)
Exercise of stock options	141	211
Net cash provided by (used in) financing activities	22,331	(3,375)

Net increase (decrease) in cash and cash equivalents	16,299	(57,590)
Cash and cash equivalents at beginning of period	560,231	615,516
Cash and cash equivalents at end of period	$576,530	$557,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $2,380 and $671 have been capitalized)	$16,848	$16,045
Cash payments for income taxes	$702	$—

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” or “Company” refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO).

2.	Basis of Presentation

The consolidated balance sheet at March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS No. 157 did not materially affect how we determine fair value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS No. 159 became effective for us on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We are currently evaluating the impact SFAS No. 141R will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009. We believe that the adoption of SFAS No. 161 on January 1, 2009, will not have a material effect on our consolidated financial statements.

4.	Relationship with Vornado

At March 31, 2008, Vornado owned 32.8% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $227,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum. The development fee for the Rego Park II project (see note 5) is estimated to be approximately $17,500,000, of which $2,059,000 has been paid as of March 31, 2008. The balance is due on substantial completion of the construction.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers. Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1.0% (5.19% at March 31, 2008).

ALEXANDER’S, INC. AND SUBSIDIARIES

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

The following is a summary of fees to Vornado that were incurred under the agreements discussed above.

(Amounts in thousands)	Three Months Ended March 31,
	2008	2007
Company management fees	$750	$750
Development fees	1,263	738
Leasing fees	633	1,686
Property management fees and payments for cleaning, engineering and security services	993	996
	$3,639	$4,170

At March 31, 2008, we owed Vornado $33,112,000 for leasing fees, $6,799,000 for the earned portion of the Rego II development fee discussed above, and $1,281,000 for management, property management and cleaning fees.

5.	Rego Park II Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction has commenced, is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $189,185,000 has been expended as of March 31, 2008. The development may also include an apartment tower containing up to 315 apartments. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount.

6.	Debt

The following is a summary of our outstanding debt.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	March 31, 2008	March 31, 2008	December 31, 2007

First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$381,185	$383,670
First mortgage, secured by the retail space at the Lexington Avenue property (1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	202,483	203,456
First mortgage, secured by the Rego Park I Shopping Center	Jun. 2009	7.25%	79,058	79,285
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
$350,000 construction loan, secured by the Rego Park II Shopping Center	Dec. 2010	4.30%(2)	81,661	55,786
			$1,132,387	$1,110,197

_____________________________

(1)	In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(2)	This loan bears interest at LIBOR plus 1.20% and has a three-year term, with a one-year extension option.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	FIN 48 Income Tax Liability

As of March 31, 2008 and December 31, 2007, we had $46,753,000 and $46,119,000, respectively, of unrecognized tax benefits that if recognized, would result in non-cash income, reducing our effective tax rate. These amounts, which include $8,147,000 and $7,513,000, of accrued interest as of March 31, 2008 and December 31, 2007, respectively, are included as a component of “liability for income taxes and other” in our consolidated balance sheets.

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statement of operations. In the three months ended March 31, 2008 and 2007, we recognized $634,000 and $619,000, respectively, of interest related to the unrecognized tax benefits. In the third quarter of 2008, we anticipate a $300,000 reduction in the liability for unrecognized tax benefits, due to the expiration of the applicable statute of limitations.

As of March 31, 2008, our 2003 to 2006 tax years remain open to examination by the major taxing jurisdictions to which we are subject. In late 2007, we were notified by the IRS of its intent to audit our 2005 federal income tax return. This audit commenced in the first quarter of 2008. We believe that our income tax liability is sufficient to cover any potential assessments that may arise from such examination.

8.	Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. In the three months ended March 31, 2008, we accrued $625,000 for SARs compensation expense, based on our closing stock price of $354.50 at March 31, 2008 (compared to $353.25 at December 31, 2007). In the three months ended March 31, 2007, we reversed $14,311,000 of previously recognized expense, based on our closing stock price of $411.70 at March 31, 2007 (compared to $419.65 at December 31, 2006) and the exercise of the 350,000 SARs discussed below.

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

Environmental Remediation

In July 2006, we discovered an oil spill at our Kings Plaza Regional Shopping Center. We have notified the New York State Department of Environmental Conservation (“NYSDEC”) about the spill and have developed a remediation plan. The NYSDEC has approved a portion of the remediation plan and clean up is ongoing. The estimated costs associated with the clean up will aggregate approximately $2,500,000 and a claim has been made under our insurance policy, subject to our $500,000 deductible which has been paid.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Commitments and Contingencies - continued

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

Letters of Credit

We have approximately $7,998,000 in standby letters of credit that were issued and outstanding as of March 31, 2008.

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

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2008	2007

Net income applicable to common stockholders – basic and diluted	$15,152	$32,176

Weighted average shares outstanding – basic	5,044,675	5,038,561
Dilutive effect of stock options	48,298	56,051
Weighted average shares outstanding – diluted	5,092,973	5,094,612

Net income per common share - basic	$3.00	$6.39

Net income per common share - diluted	$2.98	$6.32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 5, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. We also note the following forward-looking statements: in the case of our development project, the estimated completion date, estimated project costs and costs to complete. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in our Annual Report on Form 10-K.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2008 and 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on subprime mortgages and declining residential housing prices nationwide. This “credit crisis” spread to the broader commercial credit markets and has generally reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, may negatively impact the volume of real estate transactions and cap rates, which would negatively impact stock price performance of public real estate companies, including ours. If these conditions persist in 2008 and beyond, our real estate portfolio may experience lower occupancy and lower effective rents, which would result in a corresponding decrease in net income and funds from operations.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. In the three months ended March 31, 2008, we accrued $625,000 for SARs compensation expense, based on our closing stock price of $354.50 at March 31, 2008 (compared to $353.25 at December 31, 2007). In the three months ended March 31, 2007, we reversed $14,311,000 of previously recognized expense, based on our closing stock price of $411.70 at March 31, 2007 (compared to $419.65 at December 31, 2006) and the exercise of the 350,000 SARs discussed below.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during 2008.

Recently Issued Accounting Literature

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS No. 157 did not materially affect how we determine fair value.

Recently Issued Accounting Literature - continued

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS No. 159 became effective for us on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We are currently evaluating the impact SFAS No. 141R will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009. We believe that the adoption of SFAS No. 161 on January 1, 2009, will not have a material effect on our consolidated financial statements.

Significant Tenants

Bloomberg L.P. accounted for approximately 32% of our consolidated revenues in each of the three months ended March 31, 2008 and 2007, respectively. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Net income for the quarter ended March 31, 2008 was $15,152,000, compared to $32,176,000 for the quarter ended March 31, 2007. Net income for the quarter ended March 31, 2008 includes $625,000 for an accrual of SARs compensation expense, compared to $14,311,000 for the reversal of a portion of previously recognized SARs expense, in the quarter ended March 31, 2007.

Property Rentals

Property rentals were $36,033,000 in the quarter ended March 31, 2008, compared to $34,874,000 in the prior year’s quarter, an increase of $1,159,000. This increase was primarily attributable to the Lowe’s ground lease at Kings Plaza, which commenced at the end of February 2007.

Expense Reimbursements

Tenant expense reimbursements were $15,733,000 in the quarter ended March 31, 2008, compared to $17,322,000 in the prior year’s quarter, a decrease of $1,589,000. This decrease was primarily due to lower operating costs at the Kings Plaza energy plant and a true-up in billings for operating expense reimbursements.

Operating Expenses

Operating expenses were $17,667,000 in the quarter ended March 31, 2008, compared to $17,925,000 in the prior year’s quarter, a decrease of $258,000. This decrease was primarily due to lower operating costs at our Kings Plaza energy plant.

General and Administrative Expenses

Excluding $625,000 for an accrual of SARs compensation expense in the quarter ended March 31, 2008, and $14,311,000 for the reversal of a portion of previously recognized expense in the quarter ended March 31, 2007, general and administrative expenses decreased by $431,000 from the prior year’s quarter. This decrease resulted primarily from organization costs incurred in the prior year’s quarter, in connection with forming the Kings Plaza energy plant joint venture.

Interest and Other Income, net

Interest and other income, net was $4,416,000 in the quarter ended March 31, 2008, compared to $7,062,000 in the prior year’s quarter, a decrease of $2,646,000. This decrease resulted primarily from lower average yields on investments of approximately 1.6%, from 4.9% in the quarter ended March 31, 2007 to 3.3% in the quarter ended March 31, 2008.

Interest and Debt Expense

Interest and debt expense was $15,681,000 in the quarter ended March 31, 2008, compared to $16,638,000 in the prior year’s quarter, a decrease of $957,000. This decrease was primarily due to higher capitalized interest in the current year’s quarter as a result of our Rego Park II development project.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% pro rata share of net loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.

Income Tax Expense of the Taxable REIT Subsidiary

Income tax expense of $502,000 in the quarter ended March 31, 2008 relates primarily to the interest income of our taxable REIT subsidiary.

Liquidity and Capital Resources

We anticipate that cash from operations, together with existing cash balances, will be adequate to fund our business operations, recurring capital expenditures, and debt amortization over the next twelve months.

Rego Park II Development Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction has commenced, is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $189,185,000 has been expended as of March 31, 2008. The development may also include an apartment tower containing up to 315 apartments.

On December 21, 2007, we obtained a construction loan providing up to $350,000,000 to finance the construction of the shopping center. The loan bears interest at LIBOR plus 1.20% (4.30% at March 31, 2008) and has a three-year term, with a one-year extension option. As of March 31, 2008, we have drawn $81,661,000 under the construction loan, of which $25,875,000 was borrowed in the current year. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

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

Stock Appreciation Rights

As of March 31, 2008, 500,000 SARs were outstanding and exercisable. These SARs have a weighted average exercise price of $70.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have had to pay $142,062,000 if the holders of these SARs had exercised their SARs on March 31, 2008. Any change in our stock price from the closing price of $354.50 at March 31, 2008, would increase or decrease the amount we would have to pay upon exercise.

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

Three Months Ended March 31, 2008

Cash and cash equivalents were $576,530,000 at March 31, 2008, compared to $560,231,000 at December 31, 2007, an increase of $16,299,000. This increase resulted from $24,738,000 of net cash provided by operating activities and $22,331,000 of net cash provided by financing activities, offset by $30,770,000 of net cash used in investing activities.

Net cash provided by operating activities of $24,738,000 was comprised of (i) net income of $15,152,000, (ii) the net change in operating assets and liabilities of $6,041,000 and (iii) adjustments for non-cash items of $3,545,000. The adjustments for non-cash items were primarily comprised of depreciation and amortization of $6,263,000, partially offset by $3,076,000 for the straight-lining of rental income.

Net cash used in investing activities of $30,770,000 was primarily comprised of capital expenditures of $27,239,000, primarily related to the development of our Rego Park II project.

Net cash provided by financing activities of $22,331,000 was primarily comprised of $25,875,000 of borrowings under the construction loan to fund expenditures at our Rego Park II project, partially offset by repayments of borrowings of $3,685,000.

Three Months Ended March 31, 2007

Cash and cash equivalents were $557,926,000 at March 31, 2007, compared to $615,516,000 at December 31, 2006, a decrease of $57,590,000. This decrease resulted from $24,560,000 of net cash used operating activities, $29,655,000 of net cash used in investing activities and $3,375,000 of net cash used in financing activities.

Net cash used in operating activities of $24,560,000 was primarily comprised of (i) the net change in operating assets and liabilities of $43,806,000 and (ii) adjustments for non-cash items of $12,930,000, partially offset by, (iii) net income of $32,176,000. The net change in operating assets and liabilities was primarily comprised of a $50,465,000 payment for a portion of the liability for SARs. The adjustments for non-cash items were primarily comprised of a liability for SARs of $15,049,000 and straight-lining of rental income of $3,721,000, partially offset by depreciation and amortization of $6,171,000.

Net cash used in investing activities of $29,655,000 was primarily comprised of capital expenditures of $26,112,000, primarily related to the development of our Rego Park II project.

Net cash used in financing activities of $3,375,000 was primarily comprised of repayments of borrowings of $3,586,000.

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

FFO for the Quarters Ended March 31, 2008 and 2007

FFO for the quarter ended March 31, 2008 was $20,353,000, or $4.00 per diluted share, compared to $37,667,000, or $7.39 per diluted share, for the quarter ended March 31, 2007. FFO for the quarter ended March 31, 2008 includes $625,000, or $0.12 per diluted share, for an accrual of SARs compensation expense, compared to $14,311,000, or $2.81 per diluted share, for the reversal of a portion of previously recognized SARs expense in the quarter ended March 31, 2007.

The following table reconciles net income to FFO:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2008	2007

Net income	$15,152	$32,176
Depreciation and amortization of real property	5,201	5,491
FFO	$20,353	$37,667

FFO per diluted share	$4.00	$7.39

Weighted average shares used in computing diluted FFO per share	5,092,973	5,094,612

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of March 31, 2008	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable	$81,661	4.30%	$817
Fixed Rate	1,050,726	5.80%	—
	$1,132,387		$817

Total effect on diluted earnings per share			$0.16

The fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, exceeded the aggregate carrying amount by approximately $25,617,000 at March 31, 2008.

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

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

ALEXANDER’S, INC.
(Registrant)

Date: May 5, 2008	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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

First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, filed on February 25, 2008.

*

10.53		-

Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, filed on February 25, 2008

*

10.54		-

Rego II Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s of Rego Park II, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K, filed on February 25, 2008

*

10.55		-

Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, filed on February 25, 2008

*

10.56		-

Rego II Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K, filed on February 25, 2008

*

15.1		-	Letter regarding unaudited interim financial information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

	*		___________________ Incorporated by reference.