Form 10-Q
period 2008-06-30
ALEXANDERS INC
filed 2008-08-04
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2008, there were 5,066,940 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Real estate, at cost:
Land	$74,921	$69,455
Buildings, leaseholds and leasehold improvements	595,277	593,818
Construction in progress	228,793	171,808
Total	898,991	835,081
Accumulated depreciation and amortization	(104,763)	(96,183)
Real estate, net	794,228	738,898

Cash and cash equivalents	590,036	560,231
Restricted cash	5,459	4,987
Accounts receivable, net of allowance for doubtful accounts of $863 and $667, respectively	3,386	6,217
Receivable arising from the straight-lining of rents	136,069	130,483
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $40,508 and $41,988, respectively)	63,791	66,243
Deferred debt issuance costs, net of accumulated amortization of $11,791 and $10,468	14,229	15,553
Other assets	10,047	9,798
TOTAL ASSETS	$1,617,245	$1,532,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,158,715	$1,110,197
Accounts payable and accrued expenses	55,961	55,655
Liability for stock appreciation rights	120,112	141,437
Amounts due to Vornado	42,376	40,561
Liability for income taxes and other	48,387	47,134
TOTAL LIABILITIES	1,425,551	1,394,984

MINORITY INTEREST	1,368	2,323

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,066,940 shares and 5,043,950 shares, respectively	5,173	5,173
Additional paid-in capital	29,126	27,636
Retained earnings	156,620	103,014
	190,919	135,823
Treasury shares: 106,510 and 129,500 shares, at cost	(593)	(720)
Total stockholders’ equity	190,326	135,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,617,245	$1,532,410

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Property rentals	$35,413	$35,222	$71,446	$70,096
Expense reimbursements	16,065	15,847	31,798	33,169
Total revenues	51,478	51,069	103,244	103,265

EXPENSES
Operating (including fees to Vornado of $1,196, $1,394, $2,399 and $2,600, respectively)	17,371	17,122	35,038	35,047
General and administrative (including a reversal of stock appreciation rights (“SARs”) expense of $21,950 and $3,725 in each three-month period, respectively, and $21,325 and $18,036 in each six-month period, respectively, and management fees to Vornado of $540 and $1,080 in each three and six month period)	(20,519)	(2,054)	(18,673)	(14,713)
Depreciation and amortization	5,608	5,666	11,209	11,175
Total expenses	2,460	20,734	27,574	31,509

OPERATING INCOME	49,018	30,335	75,670	71,756

Interest and other income, net	5,607	7,055	10,023	14,117
Interest and debt expense	(15,562)	(16,507)	(31,243)	(33,145)
Minority interest of partially owned entity	13	(168)	280	163
Income before income taxes	39,076	20,715	54,730	52,891
Income tax expense of the taxable REIT subsidiary	(622)	(1,106)	(1,124)	(1,106)
NET INCOME	$38,454	$19,609	$53,606	$51,785

Net income per common share - basic	$7.59	$3.89	$10.61	$10.28

Net income per common share - diluted	$7.54	$3.85	$10.52	$10.16

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007

Net income	$53,606	$51,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reversal of previously recognized stock appreciation rights compensation expense	(21,325)	(18,774)
Depreciation and amortization (including amortization of debt issuance costs)	12,533	12,499
Straight-lining of rental income	(5,586)	(7,657)
Net gain on sale of real estate tax abatement certificates	(1,872)	—
Minority interest of partially owned entity	(280)	(163)
Change in operating assets and liabilities:
Accounts receivable, net	2,831	585
Other assets	(1,540)	92
Accounts payable and accrued expenses	(1,950)	(2,109)
Amounts due to Vornado	1,815	2,632
Payment for stock appreciation rights	—	(50,465)
Income tax liability of taxable REIT subsidiary	1,277	1,852
Other liabilities	(24)	(19)
Net cash provided by (used in) operating activities	39,485	(9,742)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(61,654)	(56,475)
Restricted cash	(472)	(629)
Proceeds from the sale of real estate tax abatement certificates	2,986	—
Net cash used in investing activities	(59,140)	(57,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	55,831	—
Debt repayments	(7,313)	(6,995)
Distributions to minority partner	(675)	—
Exercise of share options	1,617	457
Net cash provided by (used in) financing activities	49,460	(6,538)

Net increase (decrease) in cash and cash equivalents	29,805	(73,384)
Cash and cash equivalents at beginning of period	560,231	615,516
Cash and cash equivalents at end of period	$590,036	$542,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $4,877 and $1,579 have been capitalized)	$33,721	$32,377
Cash payments for income taxes	$1,820	$480

See notes to consolidated financial statements (unaudited).

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

The consolidated balance sheet at June 30, 2008, the consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

3.	Restatement for Immaterial Adjustment of Second Quarter 2007 Operating Expenses and Reimbursements

Subsequent to the issuance of our consolidated financial statements for the quarter ended June 30, 2007, we determined that our consolidated statement of operations for the three and six months ended June 30, 2007, included $3,072,000 of intercompany revenues (“expense reimbursements”) and $3,072,000 of intercompany “operating expenses” that should have been eliminated in the consolidation of our Kings Plaza joint venture. There was no impact on “operating income” or “net income” for the three and six months ended June 30, 2007, as a result of not eliminating these amounts. The Kings Plaza joint venture became operational at the end of March 2007, and as such, no other prior periods were affected. We corrected this error in the consolidated statement of operations during the third quarter of 2007. Although we concluded that the elimination entry not made was immaterial to our consolidated financial statements for the three and six months ended June 30, 2007, we have adjusted the prior year’s amounts to reflect this elimination in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2007		June 30, 2007
	As Reported	As Adjusted	As Reported	As Adjusted
Expense reimbursements	18,919	15,847	36,241	33,169

Total revenues	54,141	51,069	106,337	103,265

Operating expenses	20,194	17,122	38,119	35,047

Total expenses	23,806	20,734	34,581	31,509

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Recently Issued Accounting Literature

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS No. 159 became effective for us on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and it stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We are currently evaluating the impact SFAS No. 141R will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective on January 1, 2009. We believe that the adoption of this standard on January 1, 2009, will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Relationship with Vornado

At June 30, 2008, Vornado owned 32.6% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $234,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum. The development fee for the Rego Park II project (see note 6) is estimated to be approximately $17,500,000, of which $2,246,000 has been paid as of June 30, 2008. The balance is due on substantial completion of the construction.

Leasing Agreements

Vornado provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers. Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1.0% (5.19% at June 30, 2008).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado that were incurred under the agreements discussed above.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
	2008	2007	2008	2007
Company management fees	$750	$750	$1,500	$1,500
Development fees	1,887	1,838	3,150	2,576
Leasing fees	471	1,050	1,104	2,745
Property management fees and payments for cleaning, engineering and security services	986	1,184	1,979	2,180
	$4,094	$4,822	$7,733	$9,001

At June 30, 2008, we owed Vornado $32,491,000 for leasing fees, $8,497,000 for the earned portion of the Rego II development fee discussed above, and $1,388,000 for management, property management and cleaning fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Rego Park II Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $225,700,000 has been expended as of June 30, 2008. The development may also include an apartment tower containing up to 315 apartments. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount.

7.	Debt

The following is a summary of our outstanding debt.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	June 30, 2008	June 30, 2008	December 31, 2007

Fixed Rate:
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$378,721	$383,670
First mortgage, secured by the retail space at the Lexington Avenue property (1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	201,533	203,456
First mortgage, secured by the Rego Park I Shopping Center	Jun. 2009	7.25%	78,844	79,285
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
Variable Rate:
$350,000 construction loan, secured by the Rego Park II Shopping Center	Dec. 2010	3.66%(2)	111,617	55,786
			$1,158,715	$1,110,197

_____________________________

(1)	In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(2)	This loan bears interest at LIBOR plus 1.20% and matures on December 20, 2010, with a one-year extension option.

The fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, was less than its carrying amount by approximately $7,242,000 at June 30, 2008.

8.	FIN 48 Income Tax Liability

As of June 30, 2008 and December 31, 2007, with respect to our taxable REIT subsidiary, we had $47,396,000 and $46,119,000, respectively, of unrecognized tax benefits that if recognized, would result in non-cash income, reducing our effective tax rate. These amounts, which include $8,790,000 and $7,513,000, of accrued interest as of June 30, 2008 and December 31, 2007, respectively, are included as a component of “liability for income taxes and other” in our consolidated balance sheets.

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statements of operations. The three months ended June 30, 2008 and 2007 includes $643,000 and $607,000, respectively, and the six months ended June 30, 2008 and 2007, includes $1,277,000 and $1,226,000, respectively, of interest related to the unrecognized tax benefits. In the third quarter of 2008, we anticipate a $300,000 reduction in the liability for unrecognized tax benefits, due to the expiration of the applicable statute of limitations.

As of June 30, 2008, our 2003 to 2006 tax years remain open to examination by the major taxing jurisdictions to which we are subject. In late 2007, we were notified by the IRS of its intent to audit our 2005 federal income tax return. This audit commenced in the first quarter of 2008. We believe that our income tax liability is sufficient to cover any potential assessments that may arise from such examination.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. At June 30, 2008, 500,000 SARs were outstanding and exercisable. In the three and six months ended June 30, 2008, we reversed $21,950,000 and $21,325,000, respectively, of previously recognized expense, based on our closing stock price of $310.60 at June 30, 2008 (compared to $354.50 at March 31, 2008 and $353.25 at December 31, 2007). In the three and six months ended June 30, 2007, we reversed $3,725,000 and $18,036,000, respectively, of previously recognized expense, based on our closing stock price of $404.25 at June 29, 2007 (compared to $411.70 at March 30, 2007 and $419.65 at December 31, 2006) and the exercise of the 350,000 SARs discussed below.

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

10.	Commitments and Contingencies

Insurance

We carry commercial liability with limits of $200,000,000 per location and all risk property insurance for (i) fire, (ii) flood, (iii) rental loss, (iv) extended coverage, and (v) “acts of terrorism,” as defined in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) of 2007, with respect to our assets, with limits of $1.7 billion per occurrence, including terrorist acts, as defined, for all of our properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

Environmental Remediation

In July 2006, we discovered an oil spill at our Kings Plaza Regional Shopping Center. We have notified the New York State Department of Environmental Conservation (“NYSDEC”) about the spill and have developed a remediation plan. The NYSDEC has approved a portion of the remediation plan and clean up is ongoing. The estimated costs associated with the clean up will aggregate approximately $2,500,000. We have paid $500,000 of such amount and the remainder is covered under our insurance policy.

Flushing Property

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that had agreed to purchase this property as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions of the agreement. The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs. Pursuant to discussions with our legal counsel, we do not believe the party is entitled to either specific performance or a return of the deposit and we are defending against the action. Accordingly, we have not recorded a loss contingency for this matter.

Other

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Commitments and Contingencies (continued)

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

Letters of Credit

We have approximately $7,998,000 in standby letters of credit that were issued and outstanding as of June 30, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2008	2007	2008	2007
Net income applicable to common stockholders – basic and diluted	$38,454	$19,609	$53,606	$51,785

Weighted average shares outstanding – basic	5,064,642	5,040,417	5,054,658	5,039,494
Dilutive effect of stock options	33,080	54,128	40,745	55,083
Weighted average shares outstanding – diluted	5,097,722	5,094,545	5,095,403	5,094,577

Net income per common share - basic	$7.59	$3.89	$10.61	$10.28

Net income per common share - diluted	$7.54	$3.85	$10.52	$10.16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

August 4, 2008

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2008 and 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management’s discussion and analysis gives effect to the restatement discussed in Note 3 to the accompanying consolidated financial statements.

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

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and increased capitalization rates. If these conditions continue, our real estate portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. At June 30, 2008, 500,000 SARs were outstanding and exercisable. In the three and six months ended June 30, 2008, we reversed $21,950,000 and $21,325,000, respectively, of previously recognized expense, based on our closing stock price of $310.60 at June 30, 2008 (compared to $354.50 at March 31, 2008 and $353.25 at December 31, 2007). In the three and six months ended June 30, 2007, we reversed $3,725,000 and $18,036,000, respectively, of previously recognized expense, based on our closing stock price of $404.25 at June 29, 2007 (compared to $411.70 at March 30, 2007 and $419.65 at December 31, 2006) and the exercise of the 350,000 SARs discussed below.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and it stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We are currently evaluating the impact SFAS No. 141R will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective on January 1, 2009. We believe that the adoption of this standard on January 1, 2009, will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

Significant Tenants

Bloomberg L.P. accounted for approximately 31% and 30% of our consolidated revenues in each of the three-month periods ended June 30, 2008 and 2007, respectively, and 32% and 31% of our consolidated revenue in each of the six-month periods ended June 30, 2008 and 2007, respectively. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Net income for the quarter ended June 30, 2008 was $38,454,000, compared to $19,609,000 for the quarter ended June 30, 2007. Net income for the quarter ended June 30, 2008 includes $21,950,000 for the reversal of a portion of previously recognized SARs compensation expense, compared to $3,725,000 for such reversal in the quarter ended June 30, 2007.

Property Rentals

Property rentals were $35,413,000 in the quarter ended June 30, 2008, compared to $35,222,000 in the prior year’s quarter, an increase of $191,000.

Expense Reimbursements

Tenant expense reimbursements were $16,065,000 in the quarter ended June 30, 2008, compared to $15,847,000 in the prior year’s quarter, an increase of $218,000. This increase was primarily due to higher operating costs at the Kings Plaza energy plant.

Operating Expenses

Operating expenses were $17,371,000 in the quarter ended June 30, 2008, compared to $17,122,000 in the prior year’s quarter, an increase of $249,000. This increase was primarily due to higher operating costs at the Kings Plaza energy plant.

General and Administrative Expenses

Excluding $21,950,000 and $3,725,000 for the reversal of a portion of previously recognized SARs compensation expense in the quarters ended June 30, 2008 and 2007, respectively, general and administrative expenses decreased by $240,000 from the prior year’s quarter. This decrease resulted primarily from costs associated with the “ground-breaking” at Rego Park II in the prior year’s quarter.

Interest and Other Income, net

Interest and other income, net, was $5,607,000 in the quarter ended June 30, 2008, compared to $7,055,000 in the prior year’s quarter, a decrease of $1,448,000. This decrease was comprised of $3,523,000 from lower average yields on investments of approximately 2.47%, from 4.72% in the quarter ended June 30, 2007 to 2.25% in the quarter ended June 30, 2008, partially offset by $1,872,000 for the net gain on the sale of real estate tax abatement certificates.

Interest and Debt Expense

Interest and debt expense was $15,562,000 in the quarter ended June 30, 2008, compared to $16,507,000 in the prior year’s quarter, a decrease of $945,000. This decrease was primarily due to higher capitalized interest relating to our Rego II development project.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% pro rata share of net income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Income Tax Expense of the Taxable REIT Subsidiary

Income tax expense was $622,000 in the quarter ended June 30, 2008, compared to $1,106,000 in the quarter ended June 30, 2007, a decrease of $484,000. This decrease resulted primarily from lower interest income at our taxable REIT subsidiary.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Net income for the six months ended June 30, 2008 was $53,606,000, compared to $51,785,000 for the six months ended June 30, 2007. Net income for the six months ended June 30, 2008 includes $21,325,000 for the reversal of a portion of previously recognized SARs compensation expense, compared to $18,036,000 for such reversal in the six months ended June 30, 2007.

Property Rentals

Property rentals were $71,446,000 in the six months ended June 30, 2008, compared to $70,096,000 in the prior year’s six months, an increase of $1,350,000. This increase was primarily attributable to the Lowe’s ground lease at Kings Plaza, which commenced at the end of February 2007.

Expense Reimbursements

Tenant expense reimbursements were $31,798,000 in the six months ended June 30, 2008, compared to $33,169,000 in the prior year’s six months, a decrease of $1,371,000. This decrease was primarily due to a true-up in billings for operating expense reimbursements.

Operating Expenses

Operating expenses were $35,038,000 in the six months ended June 30, 2008, compared to $35,047,000 in the prior year’s six months, a decrease of $9,000.

General and Administrative Expenses

Excluding $21,325,000 and $18,036,000 for the reversal of a portion of previously recognized SARs compensation expense in the six months ended June 30, 2008 and 2007, respectively, general and administrative expenses decreased by $671,000 from the prior year’s six months. This decrease resulted primarily from organization costs incurred in connection with forming the Kings Plaza energy plant joint venture and “ground-breaking” costs at Rego Park II that were incurred in the prior year’s six months.

Interest and Other Income, net

Interest and other income, net was $10,023,000 in the six months ended June 30, 2008, compared to $14,117,000 in the prior year’s six months, a decrease of $4,094,000. This decrease was comprised of $6,020,000 from lower average yields on investments of approximately 2.11%, from 4.85% in the six months ended June 30, 2007 to 2.74% in the six months ended June 30, 2008, partially offset by $1,872,000 for the net gain on the sale of real estate tax abatement certificates.

Interest and Debt Expense

Interest and debt expense was $31,243,000 in the six months ended June 30, 2008, compared to $33,145,000 in the prior year’s six months, a decrease of $1,902,000. This decrease was primarily due to higher capitalized interest in the current year’s six months as a result of our Rego Park II development project.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% pro rata share of net loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.

Income Tax Expense of the Taxable REIT Subsidiary

Income tax expense was $1,124,000 in the six months ended June 30, 2008, compared to $1,106,000 in the six months ended June 30, 2007, an increase of $18,000.

Liquidity and Capital Resources

We anticipate that cash from operations, together with existing cash balances, will be adequate to fund our business operations, recurring capital expenditures, and debt amortization over the next twelve months.

Rego Park II Development Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $225,700,000 has been expended as of June 30, 2008. The development may also include an apartment tower containing up to 315 apartments.

On December 21, 2007, we obtained a construction loan providing up to $350,000,000 to finance the construction of the shopping center. The loan bears interest at LIBOR plus 1.20% (3.66% at June 30, 2008) and has a three-year term, with a one-year extension option. As of June 30, 2008, we have drawn $111,617,000 under the construction loan, of which $55,831,000 was borrowed in the current year. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount.

Insurance

We carry commercial liability with limits of $200,000,000 per location and all risk property insurance for (i) fire, (ii) flood, (iii) rental loss, (iv) extended coverage, and (v) “acts of terrorism,” as defined in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) of 2007, with respect to our assets, with limits of $1.7 billion per occurrence, including terrorist acts, as defined, for all of our properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

Stock Appreciation Rights

As of June 30, 2008, 500,000 SARs were outstanding and exercisable. These SARs have a weighted average exercise price of $70.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have had to pay $120,112,000 if the holders of these SARs had exercised their SARs on June 30, 2008. Any change in our stock price from the closing price of $310.60 at June 30, 2008, would increase or decrease the amount we would have to pay upon exercise.

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

Six Months Ended June 30, 2008

Cash and cash equivalents were $590,036,000 at June 30, 2008, compared to $560,231,000 at December 31, 2007, an increase of $29,805,000. This increase resulted from $39,485,000 of net cash provided by operating activities and $49,460,000 of net cash provided by financing activities, offset by $59,140,000 of net cash used in investing activities.

Net cash provided by operating activities of $39,485,000 was comprised of (i) net income of $53,606,000 and (ii) the net change in operating assets and liabilities of $2,409,000, partially offset by (iii) adjustments for non-cash items of $16,530,000. The adjustments for non-cash items were primarily comprised of (a) a $21,325,000 reversal of previously recognized stock appreciation rights compensation expense, (b) $5,586,000 for the straight-lining of rental income and (c) a net gain on the sale of real estate tax abatement certificates of $1,872,000, partially offset by (d) depreciation and amortization of $12,533,000.

Net cash used in investing activities of $59,140,000 was primarily comprised of capital expenditures of $61,654,000, primarily related to the development of our Rego Park II project, partially offset by proceeds from the sale of real estate tax abatement certificates of $2,986,000.

Net cash provided by financing activities of $49,460,000 was primarily comprised of $55,831,000 of borrowings under the construction loan to fund expenditures at our Rego Park II project and the exercise of share options of $1,617,000, partially offset by repayments of borrowings of $7,313,000.

Six Months Ended June 30, 2007

Cash and cash equivalents were $542,132,000 at June 30, 2007, compared to $615,516,000 at December 31, 2006, a decrease of $73,384,000. This decrease resulted from $9,742,000 of net cash used in operating activities, $57,104,000 of net cash used in investing activities and $6,538,000 of net cash used in financing activities.

Net cash used in operating activities of $9,742,000 was primarily comprised of (i) the net change in operating assets and liabilities of $47,432,000 and (ii) adjustments for non-cash items of $14,095,000, partially offset by, (iii) net income of $51,785,000. The net change in operating assets and liabilities was primarily comprised of a $50,465,000 payment for a portion of the liability for SARs. The adjustments for non-cash items were primarily comprised of a liability for SARs of $18,774,000 and straight-lining of rental income of $7,657,000, partially offset by depreciation and amortization of $12,499,000.

Net cash used in investing activities of $57,104,000 was primarily comprised of capital expenditures of $56,475,000, primarily related to the development of our Rego Park II project.

Net cash used in financing activities of $6,538,000 was primarily comprised of repayments of borrowings of $6,995,000.

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

FFO for the Quarters and Six Months Ended June 30, 2008 and 2007

FFO for the quarter ended June 30, 2008 was $44,264,000, or $8.68 per diluted share, compared to $25,257,000, or $4.96 per diluted share, for the quarter ended June 30, 2007. FFO for the quarter ended June 30, 2008 includes $21,950,000, or $4.31 per diluted share, for the reversal of a portion of previously recognized SARs compensation expense, compared to $3,725,000, or $0.73 per diluted share, for such reversal in the quarter ended June 30, 2007.

FFO for the six months ended June 30, 2008 was $64,617,000, or $12.68 per diluted share, compared to $62,924,000, or $12.35 per diluted share, for the six months ended June 30, 2007. FFO for the six months ended June 30, 2008 includes $21,325,000, or $4.19 per diluted share, for the reversal of previously recognized SARs compensation expense, compared to $18,036,000, or $3.54 per diluted share, for such reversal in the six months ended June 30, 2007.

The following table reconciles net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2008	2007	2008	2007

Net income	$38,454	$19,609	$53,606	$51,785
Depreciation and amortization of real property	5,810	5,648	11,011	11,139
FFO	$44,264	$25,257	$64,617	$62,924

FFO per diluted share	$8.68	$4.96	$12.68	$12.35

Weighted average shares used in computing diluted FFO per share	5,097,722	5,094,545	5,095,403	5,094,577

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of June 30, 2008	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable Rate (including amounts due to Vornado)	$153,993	4.08%	$1,154
Fixed Rate	1,047,098	5.80%	—
	$1,201,091		$1,154

Total effect on diluted earnings per share			$0.23

The fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, was less than its carrying amount by approximately $7,242,000 at June 30, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 15, 2008, we held our Annual Meeting of Stockholders. Two proposals were presented for approval. The results of the voting are shown below:

(i)	The election of three nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualified.

Nominees	Votes Cast For	Votes Withheld

Steven Roth	4,131,838	829,362
Neil Underberg	4,105,296	855,904
Russell B. Wight, Jr.	4,927,925	33,275

      In addition to the three nominees elected above, Michael Fascitelli, David Mandelbaum, Thomas R. DiBenedetto, Arthur I. Sonnenblick and Dr. Richard R. West continue to serve as Directors after the meeting.

Because of the nature of the election of the Board of Directors, there were no abstentions or broker non-votes.

(ii)	The ratification of the appointment of Deloitte & Touche LLP as our independent auditors.

Votes Cast For	Votes Cast Against	Abstentions
4,960,026	1,146	28

Because of the nature of the ratification of our independent auditors, there were no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached

Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: August 4, 2008	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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