Form 10-Q
period 2008-09-30
ALEXANDERS INC
filed 2008-11-03
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2008, there were 5,080,590 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Real estate, at cost:
Land	$74,974	$69,455
Buildings, leaseholds and leasehold improvements	598,606	593,818
Construction in progress	264,905	171,808
Total	938,485	835,081
Accumulated depreciation and amortization	(109,156)	(96,183)
Real estate, net	829,329	738,898

Cash and cash equivalents	571,916	560,231
Restricted cash	8,233	4,987
Accounts receivable, net of allowance for doubtful accounts of $1,015 and $667, respectively	3,582	6,217
Receivable arising from the straight-lining of rents	138,399	130,483
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $39,920 and $41,988, respectively)	63,031	66,243
Deferred debt issuance costs, net of accumulated amortization of $12,458 and $10,468	13,573	15,553
Other assets	11,340	9,798
TOTAL ASSETS	$1,639,403	$1,532,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,186,985	$1,110,197
Accounts payable and accrued expenses	67,082	55,655
Liability for stock appreciation rights	131,850	141,437
Amounts due to Vornado	43,609	40,561
Dividends payable	35,571	—
Liability for income taxes and other	48,208	47,134
TOTAL LIABILITIES	1,513,305	1,394,984

MINORITY INTEREST	1,825	2,323

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,080,590 shares and 5,043,950 shares, respectively	5,173	5,173
Additional paid-in capital	30,011	27,636
Retained earnings	89,606	103,014
	124,790	135,823
Treasury shares: 92,860 and 129,500 shares, at cost	(517)	(720)
TOTAL STOCKHOLDERS’ EQUITY	124,273	135,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,639,403	$1,532,410

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Property rentals	$35,154	$35,319	$106,600	$105,415
Expense reimbursements	17,799	17,105	49,597	50,274
Total revenues	52,953	52,424	156,197	155,689

EXPENSES
Operating (including fees to Vornado of $1,166, $1,154, $3,565 and $3,754, respectively)	19,202	17,653	54,240	52,700
General and administrative (including stock appreciation rights (“SARs”) expense of $44,655 and $23,330 in the three and nine-month periods ending September 30, 2008, respectively, and reversal of SARs expense of $9,375 and $27,411 in the three and nine-month periods ending September 30, 2007, respectively, and management fees to Vornado of $540 and $1,620 in each three and nine-month period)	46,190	(8,355)	27,517	(23,068)
Depreciation and amortization	5,698	5,572	16,907	16,747
Total expenses	71,090	14,870	98,664	46,379

OPERATING (LOSS) INCOME	(18,137)	37,554	57,533	109,310

Interest and other income, net	2,973	6,426	12,996	20,543
Interest and debt expense	(15,546)	(16,154)	(46,789)	(49,299)
Minority interest of partially owned entity	(457)	(484)	(177)	(321)
(Loss) income before income taxes	(31,167)	27,342	23,563	80,233
Income tax (expense) benefit of the taxable REIT subsidiary	(276)	1,284	(1,400)	178
NET (LOSS) INCOME	$(31,443)	$28,626	$22,163	$80,411

Net (loss) income per common share - basic	$(6.20)	$5.68	$4.38	$15.95

Net (loss) income per common share - diluted	$(6.20)	$5.62	$4.35	$15.78

Dividends declared per common share	$7.00	$—	$7.00	$—

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007

Net income	$22,163	$80,411
Adjustments to reconcile net income to net cash provided by operating activities:
Liability for stock appreciation rights	23,330	(27,411)
Depreciation and amortization (including amortization of debt issuance costs)	18,897	18,733
Straight-lining of rental income	(7,916)	(11,576)
Net gain on sale of real estate tax abatement certificates	(1,872)	—
Reversal of liability for income taxes	(625)	—
Minority interest of partially owned entity	177	321
Change in operating assets and liabilities:
Accounts receivable, net	2,635	(1,600)
Other assets	(3,388)	(3,913)
Accounts payable and accrued expenses	4,248	(1,987)
Amounts due to Vornado	3,048	4,002
Payment for stock appreciation rights	(32,440)	(50,465)
Income tax liability of taxable REIT subsidiary	1,734	2,184
Other liabilities	(35)	(28)
Net cash provided by operating activities	29,956	8,671

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(96,702)	(80,566)
Restricted cash	(3,246)	(4,146)
Proceeds from the sale of real estate tax abatement certificates	2,986	—
Net cash used in investing activities	(96,962)	(84,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	87,785	—
Debt repayments	(10,997)	(10,457)
Distributions to minority partner	(675)	—
Exercise of share options	2,578	563
Net cash provided by (used in) financing activities	78,691	(9,894)

Net increase (decrease) in cash and cash equivalents	11,685	(85,935)
Cash and cash equivalents at beginning of period	560,231	615,516
Cash and cash equivalents at end of period	$571,916	$529,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $7,575 and $2,965 have been capitalized)	$50,858	$48,656
Cash payments for income taxes	$2,205	$1,480
Non-cash declaration of dividend	$35,571	$—

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

The consolidated balance sheet at September 30, 2008, the consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value .  SFAS No. 159 became effective for us on January 1, 2008. We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We are currently evaluating the impact SFAS No. 141R will have on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Recently Issued Accounting Literature (continued)

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

At September 30, 2008, Vornado owned 32.6% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $234,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum. The development fee for the Rego Park II project (see note 5) is estimated to be approximately $17,500,000, of which $2,434,000 has been paid as of September 30, 2008. The balance is due on substantial completion of the construction.

Leasing Agreements

Vornado provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers. Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1.0% (5.19% at September 30, 2008).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Relationship with Vornado (continued)

The following is a summary of fees to Vornado that were incurred under the agreements discussed above.

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2008	2007	2008	2007
Company management fees	$750	$750	$2,250	$2,250
Development fees	1,933	1,844	5,083	4,420
Leasing fees	664	913	1,768	3,658
Property management fees and payments for cleaning, engineering and security services	956	944	2,935	3,124
	$4,303	$4,451	$12,036	$13,452

At September 30, 2008, we owed Vornado $32,023,000 for leasing fees, $10,241,000 for the earned portion of the Rego II development fee discussed above, and $1,345,000 for management, property management and cleaning fees.

5.	Rego Park II Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $263,000,000 has been expended as of September 30, 2008. The development may also include an apartment tower containing up to 315 apartments. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount.

6.	Debt

The following is a summary of our outstanding debt.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	September 30, 2008	September 30, 2008	December 31, 2007

Fixed Rate:
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$376,224	$383,670
First mortgage, secured by the retail space at the Lexington Avenue property (1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	200,565	203,456
First mortgage, secured by the Rego Park I Shopping Center	Jun. 2009	7.25%	78,625	79,285
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
Variable Rate:
$350,000 construction loan, secured by the Rego Park II Shopping Center	Dec. 2010	3.68%(2)	143,571	55,786
			$1,186,985	$1,110,197

_____________________________

(1)	In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(2)	This loan bears interest at LIBOR plus 1.20% and matures on December 20, 2010, with a one-year extension option.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Debt (continued)

The fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, was less than its carrying amount by approximately $46,783,000 at September 30, 2008.

7.	FIN 48 Income Tax Liability

As of September 30, 2008 and December 31, 2007, with respect to our taxable REIT subsidiary, we had $47,228,000 and $46,119,000, respectively, of unrecognized tax benefits that if recognized, would result in non-cash income, reducing our effective tax rate. These amounts, which include $9,247,000 and $7,513,000, of accrued interest as of September 30, 2008 and December 31, 2007, respectively, are included as a component of “liability for income taxes and other” in our consolidated balance sheets.

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statements of operations. The three months ended September 30, 2008 and 2007 includes $457,000 and $616,000, respectively, and the nine months ended September 30, 2008 and 2007, includes $1,734,000 and $1,842,000 respectively, of interest related to the unrecognized tax benefits.

As of September 30, 2008, our 2003 to 2006 tax years remain open to examination by the major taxing jurisdictions to which we are subject. In late 2007, we were notified by the IRS of its intent to audit our 2005 federal income tax return. The IRS completed this audit in the third quarter, which resulted in no changes. Accordingly, we recognized $799,000 of unrecognized tax benefits in the three months ended September 30, 2008, of which $625,000 was recognized as a reduction of “income tax (expense) benefit”.

8.	Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. At September 30, 2008, 400,000 SARs were outstanding and exercisable. In the three and nine months ended September 30, 2008, we accrued $44,655,000 and $23,330,000, respectively, for SARs compensation expense, based on our closing stock price of $400.00 at September 30, 2008 (compared to $310.60 at June 30, 2008 and $353.25 at December 31, 2007) and the September 2008 exercise of the 100,000 SARS discussed below. In the three and nine months ended September 30, 2007, we reversed $9,375,000 and $27,411,000, respectively, of previously recognized expense, based on our closing stock price of $385.50 at September 28, 2007 (compared to $404.25 at June 30, 2007 and $419.65 at December 31, 2006) and the March 2007 exercise of the 350,000 SARs discussed below.

On September 15, 2008, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer, exercised 100,000 of his existing SARs, which were scheduled to expire on March 4, 2009, and received gross proceeds of $32,440,000.

On October 14, 2008, Mr. Roth exercised an additional 100,000 of his SARs, which were scheduled to expire on March 4, 2009, and received gross proceeds of $29,669,000.

On March 13, 2007, Michael Fascitelli, our President, exercised 350,000 of his existing SARs, which were scheduled to expire on March 14, 2007, and he received gross proceeds of $50,465,000.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Commitments and Contingencies

Special Dividend

On September 9, 2008, our Board of Directors declared a special dividend of $7.00 per share, or $35,600,000 in the aggregate, payable on October 30, 2008, to stockholders of record on October 14, 2008. The dividend is attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s.

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

Letters of Credit

We have approximately $7,998,000 in standby letters of credit that were issued and outstanding as of September 30, 2008.

Other

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	(Loss) Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per share, including a reconciliation of net (loss) income and the number of shares used in computing basic and diluted earning per share. Basic earnings per share is determined using the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined using the weighted average shares of common stock outstanding during the period and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2008	2007	2008	2007
Net (loss) income applicable to common stockholders – basic and diluted	$(31,443)	$28,626	$22,163	$80,411

Weighted average shares outstanding – basic	5,069,920	5,043,282	5,059,783	5,040,771
Dilutive effect of stock options	—	51,021	36,781	53,719
Weighted average shares outstanding – diluted	5,069,920	5,094,303	5,096,564	5,094,490

Net (loss) income per common share - basic	$(6.20)	$5.68	$4.38	$15.95

Net (loss) income per common share - diluted	$(6.20)	$5.62	$4.35	$15.78

Options to purchase 28,966 shares of our common stock were not included in the calculation of net loss per share in the three months ended September 30, 2008, as they were anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

November 3, 2008

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2008 and 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in a illiquidity and extreme volatility in the equity and bond markets. These factors coupled with a slowing economy, higher unemployment, and lower consumer sentiment, have significantly reduced the volume of real estate transactions and increased capitalization rates. Our real estate portfolio may also be affected by tenant bankruptcies, store-closures, lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flow. For example, Circuit City, which leases 50,000 square feet at Rego Park I (approximately $2,600,000 of annual property rental income and approximately $5,980,000 of unamortized costs at September 30, 2008, including tenant improvements, leasing commissions and straight-line rent receivable), has recently announced layoffs, second quarter losses, and is considering significant store-closures. It is difficult to predict when or if these markets will return to historical capacity and pricing levels.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. At September 30, 2008, 400,000 SARs were outstanding and exercisable. In the three and nine months ended September 30, 2008, we accrued $44,655,000 and $23,330,000, respectively, for SARs compensation expense, based on our closing stock price of $400.00 at September 30, 2008 (compared to $310.60 at June 30, 2008 and $353.25 at December 31, 2007) and the September 2008 exercise of the 100,000 SARS discussed below. In the three and nine months ended September 30, 2007, we reversed $9,375,000 and $27,411,000, respectively, of previously recognized expense, based on our closing stock price of $385.50 at September 28, 2007 (compared to $404.25 at June 30, 2007 and $419.65 at December 31, 2006) and the March 2007 exercise of the 350,000 SARs discussed below.

On September 15, 2008, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer, exercised 100,000 of his existing SARs, which were scheduled to expire on March 4, 2009, and received gross proceeds of $32,440,000.

On October 14, 2008, Mr. Roth exercised an additional 100,000 of his SARs, which were scheduled to expire on March 4, 2009, and received gross proceeds of $29,669,000.

On March 13, 2007, Michael Fascitelli, our President, exercised 350,000 of his existing SARs, which were scheduled to expire on March 14, 2007, and he received gross proceeds of $50,465,000.

Special Dividend

On September 9, 2008, our Board of Directors declared a special dividend of $7.00 per share, or $35,600,000 in the aggregate, payable on October 30, 2008, to stockholders of record on October 14, 2008. The dividend is attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS No. 159 became effective for us on January 1, 2008. We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We are currently evaluating the impact SFAS No. 141R will have on our consolidated financial statements.

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

Significant Tenants

Bloomberg L.P. accounted for approximately 33% and 31% of our consolidated revenues in each of the three-month periods ended September 30, 2008 and 2007, respectively, and 32% and 31% of our consolidated revenue in each of the nine-month periods ended September 30, 2008 and 2007, respectively. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Net loss for the quarter ended September 30, 2008 was $31,443,000, compared to net income of $28,626,000 for the quarter ended September 30, 2007. Net loss for the quarter ended September 30, 2008 includes $44,655,000 for an accrual of SARs compensation expense, compared to $9,375,000 for a reversal of previously recognized SARs compensation expense in the quarter ended September 30, 2007.

Property Rentals

Property rentals were $35,154,000 in the quarter ended September 30, 2008, compared to $35,319,000 in the prior year’s quarter, a decrease of $165,000.

Expense Reimbursements

Tenant expense reimbursements were $17,799,000 in the quarter ended September 30, 2008, compared to $17,105,000 in the prior year’s quarter, an increase of $694,000, which resulted from higher real estate taxes.

Operating Expenses

Operating expenses were $19,202,000 in the quarter ended September 30, 2008, compared to $17,653,000 in the prior year’s quarter, an increase of $1,549,000. This increase was primarily due to $1,022,000 for higher real estate taxes.

General and Administrative Expenses

Excluding $44,655,000 for an accrual of SARs compensation expense in the quarter ended September 30, 2008, and $9,375,000 for the reversal of a portion of previously recognized SARs compensation expense in the quarter ended September 30, 2007, general and administrative expenses increased by $515,000 from the prior year’s quarter. This increase resulted primarily from $489,000 of Kings Plaza energy plant joint venture professional fees, of which $412,000 related to prior periods.

Interest and Other Income, net

Interest and other income, net, was $2,973,000 in the quarter ended September 30, 2008, compared to $6,426,000 in the prior year’s quarter, a decrease of $3,453,000. This decrease was primarily due to lower interest income of $3,377,000 from lower average yields on existing cash balances.

Interest and Debt Expense

Interest and debt expense was $15,546,000 in the quarter ended September 30, 2008, compared to $16,154,000 in the prior year’s quarter, a decrease of $608,000. This decrease was primarily due to higher capitalized interest relating to our Rego II development project.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% pro rata share of net income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Income Tax (Expense) Benefit of the Taxable REIT Subsidiary

Income tax expense was $276,000 in the quarter ended September 30, 2008, compared to an income tax benefit of $1,284,000 in the quarter ended September 30, 2007, an increase of $1,560,000. The income tax benefit in the prior year’s quarter resulted from the finalization of Alexander’s 2006 income tax return.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Net income for the nine months ended September 30, 2008 was $22,163,000, compared to $80,411,000 for the nine months ended September 30, 2007. Net income for the nine months ended September 30, 2008 includes $23,330,000 for an accrual of SARs compensation expense, compared to $27,411,000 for a reversal of previously recognized SARs compensation expense in the nine months ended September 30, 2007.

Property Rentals

Property rentals were $106,600,000 in the nine months ended September 30, 2008, compared to $105,415,000 in the prior year’s nine months, an increase of $1,185,000. This increase was primarily attributable to the Lowe’s ground lease at Kings Plaza, which commenced at the end of February 2007.

Expense Reimbursements

Tenant expense reimbursements were $49,597,000 in the nine months ended September 30, 2008, compared to $50,274,000 in the prior year’s nine months, a decrease of $677,000. This decrease was primarily due to a true-up in billings for operating expense reimbursements.

Operating Expenses

Operating expenses were $54,240,000 in the nine months ended September 30, 2008, compared to $52,700,000 in the prior year’s nine months, an increase of $1,540,000. This increase was primarily due to higher real estate taxes and higher operating costs at the Kings Plaza energy plant.

General and Administrative Expenses

Excluding $23,330,000 of an accrual of SARs compensation expense in the nine months ended September 30, 2008 and $27,411,000 for the reversal of a portion of previously recognized SARs compensation expense in the nine months ended 2007, general and administrative expenses decreased by $156,000 from the prior year’s nine months. This decrease resulted primarily from $350,000 of organization costs incurred in connection with forming the Kings Plaza energy plant joint venture and $167,000 of “ground-breaking” costs at Rego Park II that were incurred in the prior year’s nine months, partially offset by $489,000 of Kings Plaza energy plant joint venture professional fees of which $257,000 related to prior periods.

Interest and Other Income, net

Interest and other income, net was $12,996,000 in the nine months ended September 30, 2008, compared to $20,543,000 in the prior year’s nine months, a decrease of $7,547,000. This decrease was comprised of $9,303,000 from lower average yields on existing cash balances, partially offset by $1,872,000 for the net gain on the sale of real estate tax abatement certificates.

Interest and Debt Expense

Interest and debt expense was $46,789,000 in the nine months ended September 30, 2008, compared to $49,299,000 in the prior year’s nine months, a decrease of $2,510,000. This decrease was primarily due to higher capitalized interest in the current year’s nine months as a result of our Rego Park II development project, partially offset by higher average debt outstanding in 2008.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% pro rata share of net loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.

Income Tax (Expense) Benefit of the Taxable REIT Subsidiary

Income tax expense was $1,400,000 in the nine months ended September 30, 2008, compared to an income tax benefit of $178,000 in the nine months ended September 30, 2007, an increase of $1,578,000. The income tax benefit in the prior year resulted from the finalization of Alexander’s 2006 income tax return.

Liquidity and Capital Resources

We anticipate that cash from operations, together with existing cash balances, will be adequate to fund our business operations, recurring capital expenditures, and debt amortization over the next twelve months.

Rego Park II Development Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $263,000,000 has been expended as of September 30, 2008. The development may also include an apartment tower containing up to 315 apartments.

On December 21, 2007, we obtained a construction loan providing up to $350,000,000 to finance the construction of the shopping center. The loan bears interest at LIBOR plus 1.20% (3.68% at September 30, 2008) and has a three-year term, with a one-year extension option. As of September 30, 2008, we have drawn $143,571,000 under the construction loan, of which $87,785,000 was borrowed in the current year. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

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

Stock Appreciation Rights

On September 15, 2008, Mr. Roth exercised 100,000 of his existing SARs and received gross proceeds of $32,440,000. On October 14, 2008, Mr. Roth exercised an additional 100,000 of his existing SARs and received gross proceeds of $29,669,000. After this exercise, 300,000 SARs were outstanding and exercisable. These SARs have a weighted average exercise price of $70.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have had to pay $98,888,000 if the holders of these SARs had exercised their SARs on September 30, 2008. Any change in our stock price from the closing price of $400.00 at September 30, 2008 would increase or decrease the amount we would have to pay upon exercise.

Special Dividend

On September 9, 2008, our Board of Directors declared a special dividend of $7.00 per share, or $35,600,000 in the aggregate, payable on October 30, 2008, to stockholders of record on October 14, 2008. The dividend is attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s.

Cash Flows

Rental income from our properties is our principal source of operating cash flow. Property rental income is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, non-development capital improvements and interest expense. Other sources of liquidity to fund our cash requirements include existing cash, proceeds from debt financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

Nine Months Ended September 30, 2008

Cash and cash equivalents were $571,916,000 at September 30, 2008, compared to $560,231,000 at December 31, 2007, an increase of $11,685,000. This increase resulted from $29,956,000 of net cash provided by operating activities and $78,691,000 of net cash provided by financing activities, offset by $96,962,000 of net cash used in investing activities.

Net cash provided by operating activities of $29,956,000 was comprised of (i) net income of $22,163,000 and (ii) adjustments for non-cash items of $31,991,000, partially offset by (iii) the net change in operating assets and liabilities of $24,198,000. The adjustments for non-cash items were primarily comprised of (a) an accrual of stock appreciation rights compensation expense of $23,330,000 and (b) depreciation and amortization of $18,897,000, partially offset by (c) $7,916,000 for the straight-lining of rental income and (d) a net gain on the sale of real estate tax abatement certificates of $1,872,000. The net change in operating assets and liabilities was primarily comprised of a $32,440,000 payment for a portion of the liability for stock appreciation rights.

Net cash used in investing activities of $96,962,000 was primarily comprised of capital expenditures of $96,702,000, primarily related to the development of our Rego Park II project.

Net cash provided by financing activities of $78,691,000 was primarily comprised of $87,785,000 of borrowings under the construction loan to fund expenditures at our Rego Park II project and the exercise of share options of $2,578,000, partially offset by repayments of borrowings of $10,997,000.

Nine Months Ended September 30, 2007

Cash and cash equivalents were $529,581,000 at September 30, 2007, compared to $615,516,000 at December 31, 2006 a decrease of $85,935,000. This decrease resulted primarily from $84,712,000 of net cast used in investing activities and $9,894,000 of net cash used in financing activities, partially offset by $8,671,000 of net cash provide by operating activities.

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

Net cash used in financing activities of $84,712,000 was primarily comprised of capital expenditures of $80,566,000 and an increase in restricted cash of $4,146,000.

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

FFO for the Quarters and Nine Months Ended September 30, 2008 and 2007

FFO for the quarter ended September 30, 2008 was a negative $25,856,000, or $5.10 per diluted share, compared to $33,947,000, or $6.66 per diluted share, for the quarter ended September 30, 2007. FFO for the quarter ended September 30, 2008 includes $44,655,000, or $8.81 per diluted share, for an accrual of SARs compensation expense, compared to $9,375,000, or $1.84 per diluted share, for a reversal of previously recognized SARs compensation expense in the quarter ended September 30, 2007.

FFO for the nine months ended September 30, 2008 was $38,761,000, or $7.61 per diluted share, compared to $96,871,000, or $19.01 per diluted share, for the nine months ended September 30, 2007. FFO for the nine months ended September 30, 2008 includes $23,330,000, or $4.58 per diluted share, for an accrual of SARs compensation expense, compared to $27,411,000, or $5.38 per diluted share, for a reversal of previously recognized SARs compensation expense in the nine months ended September 30, 2007.

The following table reconciles net income to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2008	2007	2008	2007

Net (loss) income	$(31,443)	$28,626	$22,163	$80,411
Depreciation and amortization of real property	5,587	5,321	16,598	16,460
(Negative FFO) FFO	$(25,856)	$33,947	$38,761	$96,871

(Negative FFO) FFO per diluted share	$(5.10)	$6.66	$7.61	$19.01

Weighted average shares used in computing diluted FFO per share	5,069,920	5,094,303	5,096,564	5,094,490

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of September 30, 2008	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable Rate (including amounts due to Vornado)	$187,180	4.03%	$1,872
Fixed Rate	1,043,414	5.80%	—
	$1,230,594		$1,872

Total effect on diluted earnings per share			$0.37

The fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, was less than its carrying amount by approximately $46,783,000 at September 30, 2008.

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

ALEXANDER’S, INC.
(Registrant)

Date: November 3, 2008	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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