Form 10-K
period 2008-12-31
ALEXANDERS INC
filed 2009-02-23
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.YES ☐ NO ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $631,159,078 at June 30, 2008.

As of February 3, 2009 there were 5,091,590 of the registrant’s common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2009.

_____________________________

(1)

These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2008, portions of which are incorporated by reference herein. See “Executive Officers of the Registrant” on page 20 of this Annual Report on Form 10-K for information relating to executive officers.

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

(i)

the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York. The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold. The building is 100% leased. Principal office tenants include Bloomberg L.P. (697,000 square feet) and Citibank N.A. (176,000 square feet). On December 29, 2008, Citibank N.A. notified us of its intent to assign its lease to Bloomberg L.P. To the extent the assignment is completed, Bloomberg L.P. would occupy 99% of the office space. Principal retail tenants include The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet);

(ii)

the Kings Plaza Regional Shopping Center, located on Flatbush Avenue in Brooklyn, New York, which contains 1,098,000 square feet that is 94% leased and is comprised of a two-level mall containing 470,000 square feet, a 289,000 square foot Sears department store and a 339,000 square foot Macy’s department store, which is owned by Macy’s, Inc.;

(iii)	the Rego Park I property, located on Queens Boulevard and 63rd Road in Queens, New York, which contains 351,000 square feet and is 86% leased to Sears, Bed Bath & Beyond, Marshalls and Old Navy;

(iv)	the Paramus property, which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey, which is leased to IKEA Property, Inc.;

(v)

the Flushing property, located at Roosevelt Avenue and Main Street in Queens, New York, which contains a 177,000 square foot building that was sub-leased in February 2009 to a developer for the remainder of our ground lease term;

Property under development

(vi)

the Rego Park II property, containing approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $292,000,000 has been expended as of December 31, 2008. The development plans for an apartment tower containing 315 apartments have been deferred indefinitely.

As of December 31, 2008, $181,695,000 was drawn on the $350,000,000 construction loan. The loan has an interest rate of LIBOR plus 1.20% (3.08% at December 31, 2008), and matures in December 2010, with a one-year extension option. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and 132,000 square foot Kohl’s.

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

Business Environment

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. We are currently in an economic recession, which has negatively affected all businesses, including ours. During the past year, real estate transactions have diminished significantly and capitalization rates have risen. Our real estate portfolio may be affected by declining demand for office and retail space and tenant bankruptcies, store closures, lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flow. For example, Circuit City, a tenant which leases space at our Rego Park I location aggregating 50,000 square feet, approximately $2,600,000 of annual property rental income, recently announced that it is liquidating pursuant to Bankruptcy Court approval. As a result, we wrote-off approximately $4,909,000 of unamortized costs at December 31, 2008, including tenant improvements and receivables arising from the straight-lining of rent.

Significant Tenants

Bloomberg L.P. accounted for 31%, 32% and 34% of our consolidated revenues in the years ended December 31, 2008, 2007 and 2006, respectively. No other tenant accounted for more than 10% of revenues in any of the last three years.

Relationship with Vornado

At December 31, 2008, Vornado owned 32.5% of our outstanding common stock. Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado. At December 31, 2008, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.0% of our outstanding common stock, in addition to the 2.7% they indirectly own through Vornado.

We are managed by, and our properties are leased and developed by, Vornado, pursuant to agreements which expire in March of each year and are automatically renewable. Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties.

At December 31, 2008, we owed Vornado $31,079,000 for leasing fees, $11,496,000 for development fees and $1,511,000 for management, property management and cleaning fees.

Environmental Matters

In July 2006, we discovered an oil spill at our Kings Plaza Regional Shopping Center, notified the New York State Department of Environmental Conservation (“NYSDEC”) and developed a remediation plan. The NYSDEC has approved a portion of the remediation plan and clean up is ongoing. The estimated costs associated with the clean up aggregate approximately $2,500,000. We paid $500,000 of this amount and the remainder is covered under our insurance policy.

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

We currently have 82 employees.

Executive Office

Our principal executive office is located at 210 Route 4 East, Paramus, New Jersey, 07652 and our telephone number is (201) 587-8541.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as well as Reports on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge on our website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Also available on our website are copies of our (i) Audit Committee charter, (ii) Compensation Committee Charter, (iii) Code of Business Conduct and Ethics and (iv) Corporate Governance Guidelines. In the event of any changes to these items, revised copies will be made available on our website. Copies of these documents are also available directly from us, free of charge.

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

The factors that affect the value of our real estate include, among other things:

•	national, regional and local economic conditions;
•	competition from other available space;
•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
•	how well we manage our properties;
•	changes in market rental rates;
•	the timing and costs associated with property improvements and rentals;
•	whether we are able to pass some or all of any increased operating costs through to tenants;
•	changes in real estate taxes and other expenses;
•	whether tenants and users such as customers and shoppers consider a property attractive;
•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•	availability of financing on acceptable terms or at all;
•	fluctuations in interest rates;
•	our ability to secure adequate insurance;
•	changes in taxation or zoning laws;
•	government regulation;
•	consequences of any armed conflict involving, or terrorist attack against, the United States;
•	potential liability under environmental or other laws or regulations; and
•	general competitive factors.

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

Capital markets and economic conditions can materially affect our financial condition and results of operations and the value of our debt and equity securities.

There are many factors that can affect the value of our investments in debt and equity securities, including the state of the capital markets and economy. In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. We are currently in an economic recession which has negatively affected all businesses including ours. These conditions have contributed to volatility of unprecedented levels. As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in materially adverse effects on our financial condition and results of operations and the value of our debt and equity securities.

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

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. If a major tenant declares bankruptcy or becomes insolvent, the rental property at which it leases space may have lower revenues and operational difficulties. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available for the payment of our indebtedness or distribution to our stockholders. For example, Circuit City, a tenant who leases space at our Rego Park I location aggregating 50,000 square feet, approximately $2,600,000 of annual property rental income, recently announced that it is liquidating its assets pursuant to Bankruptcy Court approval. As a result, we wrote-off approximately $4,909,000 of unamortized costs at December 31, 2008, including tenant improvements and receivables arising from the straight-lining of rent.

Some of our tenants represent a significant portion of our revenues. Loss of these tenant relationships or deterioration in the tenants’ credit quality could adversely affect results.

Bloomberg L.P. accounted for 31%, 32% and 34% of our consolidated revenues in the years ended December 31, 2008, 2007 and 2006, respectively. If we fail to maintain a relationship with Bloomberg L.P. or any of our significant tenants or fail to perform our obligations under agreements with these tenants, or if any of these tenants fail or become unable to perform their obligations under the agreements, we expect that any one or more of these events would adversely affect our results of operations and financial condition.

Inflation or deflation may adversely affect our financial condition and results of operations.

Although neither inflation nor deflation has materially impacted our operations in the recent past, increased inflation could have a pronounced negative impact on our mortgages and interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rents. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our percentage rents, where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.

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

In July 2006, we discovered an oil spill at our Kings Plaza Regional Shopping Center, notified the New York State Department of Environmental Conservation (“NYSDEC”) and developed a remediation plan. The NYSDEC has approved a portion of the remediation plan and clean up is ongoing. The estimated costs associated with the clean up aggregate approximately $2,500,000. We paid $500,000 of this amount and the remainder is covered under our insurance policy.

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

During the years ended December 31, 2008, 2007, and 2006, all of our revenues came from properties located in the greater New York City metropolitan area. Like other real estate markets, the real estate market in this area has experienced economic downturns, and we cannot predict how economic conditions will impact this market in either the short or long term. Continued declines in the economy or a decline in the real estate market in this area could further hurt the value of our properties and our financial performance. The factors affecting economic conditions in this region include:

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

It is impossible for us to assess with certainty the future effects of the current adverse trends in the economic and investment climates of the greater New York City metropolitan region, and more generally of the United States, on the real estate market in this area. If these conditions persist, or if there is any further local, national or global economic downturn, our businesses and future profitability may be adversely affected.

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

At December 31, 2008, substantially all of the individual properties we own were encumbered by mortgages. These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them. These mortgages may significantly restrict our operational and financial flexibility. In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities. In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have indebtedness, and this indebtedness, and the cost to service it, may increase and debt refinancing may not be available on acceptable terms.

As of December 31, 2008, we had approximately $1,221,255,000 in total debt outstanding. Our ratio of total debt to total enterprise value was 61.3% at December 31, 2008. “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date. In addition, we have significant debt service obligations. For the year ended December 31, 2008, our scheduled cash payments for principal and interest were $82,947,000. In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value. If our level of indebtedness increases, there may be an increased risk of default that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase. Furthermore, in the current “credit crisis” environment, we may not be able to refinance existing indebtedness in sufficient amounts or on acceptable terms.

We have issued outstanding and exercisable stock appreciation rights. The exercise of these stock appreciation rights may impact our liquidity.

As of December 31, 2008, 300,000 stock appreciation rights (“SARs”) were outstanding and exercisable. These SARs have an adjusted exercise price of $63.38, and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have paid $57,458,000 to the holders of these SARs had they exercised their SARs on December 31, 2008. Any change in our stock price from the closing price of $254.90 at December 31, 2008 would increase or decrease the amount we would have to pay upon exercise.

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

In order to qualify and maintain our qualification as a REIT for federal income tax purposes, we are required, among other conditions, to distribute as dividends to our stockholders, at least 90% of annual REIT taxable income. As of December 31, 2008, we had reported net operating loss carryovers (“NOLs”) of $29,211,000, which generally would be available to offset the amount of REIT taxable income that we otherwise would be required to distribute. However, the NOLs reported on the tax returns are not binding on the Internal Revenue Service and are subject to adjustment as a result of future audits. In addition, under Section 382 of the Code, the ability to use our NOLs could be limited if, generally, there are significant changes in the ownership of our outstanding stock. Since our reorganization as a REIT commencing in 1995, we have not paid regular dividends and do not believe that we will be required to, and may not, pay regular dividends until the NOLs have been fully utilized.

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

In addition, Vornado and Interstate (the three general partners of which are both trustees of Vornado and Directors of Alexander’s) together beneficially own approximately 59.5% of our outstanding shares of common stock. This degree of ownership may also reduce the possibility of a tender offer or an attempt to change control of the Company.

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

At December 31, 2008, Interstate and its partners owned approximately 8.8% of the common shares of beneficial interest of Vornado and approximately 27.0% of our outstanding common stock. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate. Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate. Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors. In addition, Vornado manages and leases the real estate assets of Interstate.

At December 31, 2008, Vornado owned 32.5% of our outstanding common stock, in addition to the 27.0% owned by Interstate and its partners. In addition to the relationships described in the immediately preceding paragraph, Michael D. Fascitelli, the President and a trustee of Vornado, is our President and a member of our Board of Directors. Richard West is a trustee of Vornado and a member of our Board of Directors. In addition, Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same positions with Vornado.

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

THE NUMBER OF SHARES OF ALEXANDER’S COMMON STOCK AND THE MARKET FOR THOSE SHARES GIVE RISE TO VARIOUS RISKS.

The price of our common shares has recently been volatile and may fluctuate.

The trading price of our common shares has recently been volatile and may continue to fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common shares. Among the factors that could affect the price of our common shares are:

•	our financial condition and performance;
•	the financial conditions of our tenants, including the extent of tenant bankruptcies or defaults;
•	actual or anticipated quarterly fluctuations in our operating results and financial condition;
•

the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	the effect of the “credit crisis” on the broader commercial credit and financial markets and the resulting illiquidity and volatility in the equity and bond markets;
•

changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other real estate investment trusts;

•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	the extent of institutional interest in us;
•	the extent of short-selling of our common shares and the shares of our competitors;
•	fluctuations in the stock price and operating results of our competitors;
•	general financial and economic market conditions and, in particular, developments related to market conditions for real estate investment trusts and other real estate related companies;
•	domestic and international economic factors unrelated to our performance; and
•	all other risk factors addressed elsewhere in this document.

A significant decline in our stock price could result in substantial losses for shareholders.

Alexander’s has available for issuance, shares of its common stock and outstanding and exercisable options to purchase its common stock. The issuance of this stock or the exercise of these options could decrease the market price of the shares of common stock currently outstanding.

As of December 31, 2008, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share. In addition, as of December 31, 2008, 14,260 options were outstanding and exercisable at a weighted-average exercise price of $63.38 and as of December 31, 2007, 300,000 SARs were outstanding and exercisable at an adjusted exercise price of $63.38. Additionally, 895,000 shares are available for future grant under the terms of our 2006 Omnibus Stock Plan. These awards may be granted in the form of options, restricted stock, SARs or other equity-based interests, and if granted, would reduce that number of shares available for future grant, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan. We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

The following table shows the location, ownership, approximate size and leasing status of each of our properties as of December 31, 2008.

Property	Land Area	Building Area	Average Annualized Rent Per Square Foot	Percent Leased	Significant Tenants	Square Footage Leased	Lease Expiration/ Option Expiration(s)
Operating Properties:
731 Lexington Avenue, New York, New York	84,420 sq.ft.
Office		885,000	$79.14	100%	Bloomberg L.P. Citibank N.A.	697,000 176,000	2030/2040 2015

Retail		174,000	$147.23	100%	The Home Depot The Container Store Hennes & Mauritz	83,000 34,000 27,000	2025/2035 2021 2020
		1,059,000

Kings Plaza Regional Shopping Center
Brooklyn, New York	24.3 acres	759,000(1)	$39.78	94%	Sears 111 Mall tenants Lowe’s (ground lessee) Macy’s (2)	289,000 422,000 — N/A	2023/2033 Various 2028/2053 N/A

Rego Park I
Queens Boulevard and 63rd Rd, Queens, New York	4.8 acres	351,000(1)	$27.57	86%	Sears Bed Bath & Beyond Marshalls	195,000 46,000 39,000	2021/2031 2013/2021 2021

Routes 4 and 17
Paramus, New Jersey	30.3 acres	—	—	100%	IKEA (ground lessee)	—	2041

Roosevelt Avenue and Main Street(3)
Queens, New York	44,975 sq. ft.	177,000(1)	$14.12	100%	New World Mall LLC	177,000	2027/2037

Property Under Development:
Rego Park II (600,000 square feet under development), adjacent to Rego Park I
Queens, New York	6.6 acres	—	—	67%	Home Depot Century 21 Kohl’s	138,000 134,000 132,000	—

Property to be Developed:
Rego Park III, adjacent to Rego Park II
Queens, New York	3.4 acres	—	—	—	—	—	—
		2,346,000

__________________________

(1)	Excludes parking garages.
(2)	Owned by Macy’s, Inc.
(3)	Ground leased through January 2037.

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

731 Lexington Avenue is a 1,307,000 square foot multi-use building containing 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold. The building is 100% leased. Principal office tenants include Bloomberg L.P. (697,000 square feet) and Citibank N.A. (176,000 square feet). On December 29, 2008, Citibank N.A notified us of its intent to assign its lease aggregating 176,000 square feet to Bloomberg L.P. To the extent the assignment is completed, Bloomberg L.P. will occupy approximately 99% of the office space. Principal retail tenants include The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet).

The office and retail spaces are encumbered by first mortgage loans with balances of $373,637,000 and $320,000,000, respectively, as of December 31, 2008. Such loans mature in February 2014 and July 2015 and bear interest at 5.33% and 4.93%, respectively.

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

The following table sets forth lease expirations for the Mall tenants in the Center as of December 31, 2008, for each of the next ten years, assuming none of the tenants exercise their renewal options.

	Number of Expiring Leases	Square Feet of Expiring Leases	Annual Rent of Expiring Leases		Percent of Total Leased Square Feet	Percent of 2008 Gross Annual Rentals
Year			Total	Per Square Foot
Month to month	7	53,075	$859,338	$16.19	12.6%	3.6%
2009	12	33,743	2,093,709	62.05	8.0%	8.7%
2010	12	20,284	1,723,243	84.96	4.8%	7.2%
2011	13	34,067	2,481,200	72.83	8.1%	10.3%
2012	12	40,532	2,433,653	60.04	9.6%	10.1%
2013	11	38,863	2,491,347	64.11	9.2%	10.4%
2014	7	42,400	2,572,242	60.67	10.0%	10.7%
2015	4	8,396	520,156	61.95	2.0%	2.2%
2016	8	26,571	1,762,085	66.32	6.3%	7.3%
2017	12	45,327	2,873,275	63.39	10.7%	12.0%
2018	8	27,622	1,863,051	67.45	6.5%	7.8%
2019	5	51,235	2,327,960	45.44	12.1%	9.7%

The following table sets forth the occupancy rate and the average annual rent per square foot for the Mall stores for each of the past five years.

As of December 31,	Occupancy Rate	Average Annual Base Rent Per Square Foot

2008	94%	$56.86
2007	94%	55.95
2006	94%	52.78
2005	96%	51.15
2004	97%	49.65

The Center is encumbered by a first mortgage loan with a balance of $199,537,000 at December 31, 2008. The loan matures in June 2011 and bears interest at 7.46%.

Rego Park I

The Rego Park I property, located in Queens, New York, encompasses the entire block fronting on Queens Boulevard and bounded by 63rd Road, 62nd Drive, 97th Street and Junction Boulevard. The existing 351,000 square foot building was redeveloped in 1996 and is 86% leased to Sears, Bed Bath & Beyond, Marshalls and Old Navy. In conjunction with the redevelopment, a multi-level parking structure was constructed and provides paid parking spaces for approximately 1,200 vehicles.

The property is encumbered by a first mortgage loan with a balance of $78,386,000 at December 31, 2008. The loan matures in June 2009 and bears interest at 7.25%.

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

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable purchase deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions of the agreement. The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs. In our opinion, after consultation with legal counsel, we do not believe the party is entitled to either specific performance or a return of the deposit and we are defending against the action. Accordingly, we have not recorded a loss contingency for this matter.

In February 2009, we sub-leased the Flushing property to a developer for the remainder of our ground lease term.

Property Under Development

Rego Park II

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard.

The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $292,000,000 has been expended as of December 31, 2008. As of December 31, 2008, $181,695,000 was drawn on the $350,000,000 construction loan. The loan has an interest rate of LIBOR plus 1.20% (3.08% at December 31, 2008), and matures in December 2010, with a one-year extension option. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s. The development plans for an apartment tower containing 315 apartments have been deferred indefinitely.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

Name	Age	Principal Occupation, Position and Office (Current and during past five years with the Company unless otherwise stated)

Steven Roth	67

Chairman of the Board of Directors since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board and Chief Executive Officer of Vornado Realty Trust since May 1989; Chairman of Vornado Realty Trust’s Executive Committee of the Board since April 1980; a trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Michael D. Fascitelli	52

President since August 2000; Director of the Company and President and trustee of Vornado Realty Trust since December 1996; Partner at Goldman Sachs & Co., in charge of its real estate practice, from December 1992 to December 1996; and, prior thereto, Vice President at Goldman Sachs & Co.

Joseph Macnow	63

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

	Year Ended December 31,
	2008		2007
Quarter	High	Low	High	Low

First	$376.75	$296.01	$471.00	$372.00
Second	387.75	310.01	441.02	373.60
Third	431.10	289.07	425.00	330.00
Fourth	399.67	133.05	422.79	343.00

As of February 3, 2009, there were approximately 422 holders of record of our common stock. In order to qualify and maintain our qualification as a REIT, we are required, among other conditions, to distribute as dividends to our stockholders at least 90% of annual REIT taxable income. As of December 31, 2008 and 2007, we had Net Operating Loss Carryovers (“NOLs”) of approximately $29,211,000 and $1,597,000, respectively, which generally would be available to offset the amount of REIT taxable income that otherwise would be required to be distributed as a dividend to our stockholders. Accordingly, no regular dividends were paid in 2008 and 2007.

On September 9, 2008, our Board of Directors declared a special dividend of $7.00 per share, or $35,571,000 in the aggregate, which was paid on October 30, 2008, to stockholders of record on October 14, 2008. The dividend was attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s.

Recent Sales of Unregistered Securities

During 2008, we did not sell any unregistered securities.

Recent Purchases of Equity Securities

During the fourth quarter of 2008, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index. The graph assumes that $100 was invested on December 31, 2003 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2003	2004	2005	2006	2007	2008
Alexander’s	100	172	197	337	283	137
S&P 500 Index	100	111	116	135	142	90
The NAREIT All Equity Index	100	132	148	199	168	105

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2008		2007		2006		2005		2004

Total revenues	$211,097		$207,980		$198,772		$187,085		$148,895

Income (loss) before net gain on sale of condominiums and other real estate	$76,288	(1)	$114,341	(1)	$(88,239	)(1)	$21,298	(1)	$(37,331	)(1)
Net gain on sale of condominiums in 2006 and 2005 and other real estate in 2004, after income taxes	—		—		13,256		60,943		3,862
Net income (loss)	$76,288		$114,341		$(74,983)		$82,241		$(33,469)

Income (loss) per common share:
Income (loss) per common share – basic	$15.05		$22.68		$(14.92)		$16.38		$(6.68)

Income (loss) per common share – diluted	$14.96		$22.44		$(14.92)		$16.19		$(6.68)

Balance sheet data:
Total assets	$1,603,568		$1,532,410		$1,447,242		$1,403,317		$1,244,801
Real estate, at cost	967,975		835,081		692,388		699,136		955,107
Accumulated depreciation and amortization	114,235		96,183		80,779		88,976		74,028
Debt	1,221,255		1,110,197		1,068,498		1,079,465		952,528
Stockholders’ equity	179,096		135,103		27,182		101,324		18,368

__________________________

(1)

Includes a reversal of SARs compensation expense of $20,254 and $43,536 in 2008 and 2007, respectively, and accruals for SARs compensation expense of $148,613, $27,588 and $76,789 in 2006, 2005, and 2004, respectively.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”) engaged in leasing, managing, developing and redeveloping properties. All references to “we,” “us,” “our,” “Company,” and “Alexander’s”, refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO). We have seven properties in the greater New York City metropolitan area including the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building in Manhattan, and the Kings Plaza Regional Shopping Center located in Brooklyn.

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

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. We are currently in an economic recession, which has negatively affected all businesses, including ours. During the past year, real estate transactions have diminished significantly and capitalization rates have risen. Our real estate portfolio may be affected by declining demand for office and retail space and tenant bankruptcies, store closures, lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flow. For example, Circuit City, a tenant which leases space at our Rego Park I location aggregating 50,000 square feet, approximately $2,600,000 of annual property rental income, recently announced that it is liquidating pursuant to Bankruptcy Court approval. As a result, we wrote-off approximately $4,909,000 of unamortized costs at December 31, 2008, including tenant improvements and receivables arising from the straight-lining of rent.

Year Ended December 31, 2008 Financial Results Summary

Net income for the year ended December 31, 2008 was $76,288,000, or $14.96 per diluted share, compared to net income of $114,341,000, or $22.44 per diluted share, for the year ended December 31, 2007. Funds from operations (“FFO”) for the year ended December 31, 2008 was $99,916,000, or $19.60 per diluted share, compared to FFO of $136,284,000, or $26.75 per diluted share, for the year ended December 31, 2007.

Net income and FFO for the year ended December 31, 2008 include $20,254,000, or $3.97 per diluted share, for the reversal of a portion of stock appreciation rights (“SARs”) compensation expense, compared to $43,536,000, or $8.55 per diluted share, for such reversal in the prior year.

Rego Park Shopping Center

The development at our Rego Park II location consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. As of December 31, 2008, $181,695,000 was drawn on the construction loan. The loan has an interest rate of LIBOR plus 1.20% (3.08% at December 31, 2008), and matures in December 2010, with a one-year extension option. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and 132,000 square foot Kohl’s.

Flushing

In February 2009, we leased the Flushing property to a developer for the remainder of our ground lease term.

Overview - Continued

Stock Appreciation Rights

On September 15 and October 14, 2008, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer, exercised an aggregate of 200,000 of his existing SARs, which were scheduled to expire on March 4, 2009, and received gross proceeds of $62,809,000.

Special Dividend

On September 9, 2008, our Board of Directors declared a special dividend of $7.00 per share, or $35,571,000 in the aggregate, which was paid on October 30, 2008, to stockholders of record on October 14, 2008. The dividend was attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2008 and 2007, the carrying amount of our real estate, net of accumulated depreciation, was $853,740,000 and $738,898,000, respectively. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives, which range from 7 to 50 years. Betterments, significant renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property. The recognition of depreciation expense requires estimates by us of the useful life of each property and improvement, as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense could be misstated.

Our properties, including any related intangible assets, are individually reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over our anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, our anticipated holding period for properties, or the estimated fair value of properties change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts ($1,357,000 and $667,000 as of December 31, 2008 and 2007, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents, if necessary. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. As of December 31, 2008 and 2007, there were no allowances for receivables arising from the straight lining of rents. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•	Parking income (revenue arising from the rental of parking space at our properties) – This income is recognized as cash is received.

We assess, among other things, the collectibility of revenue before recognition. If we incorrectly assess collectibility of revenue, net earnings and assets could be misstated.

Stock Appreciation Rights

Stock Appreciation Rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Because the SARs were granted in 1999, they are accounted for under the intrinsic value method in accordance with FASB Interpretation (“FIN”), an interpretation Accounting Principles Board (“APB”) Opinions 15 and 25. Accordingly, compensation expense for each SAR is measured by the excess of the stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed, but not below zero.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other conditions, to distribute as dividends to our stockholders at least 90% of annual REIT taxable income. As of December 31, 2008 and 2007, we had net operating loss carryovers (“NOLs”) of approximately $29,211,000 and $1,597,000, respectively. Pursuant to the Code, our NOLs generally would be available to offset the amount of our REIT taxable income that would otherwise be required to be distributed as dividends to our stockholders. Accordingly, no regular dividends were paid in 2008 and 2007.

Prior to its liquidation on September 12, 2008, our wholly owned subsidiary, 731 Residential LLC, was treated as a taxable REIT subsidiary (“TRS”). The TRS was subject to income tax at regular corporate tax rates. Our NOLs were not available to offset taxable income of the TRS. In the years ended December 31, 2008 and 2007, the TRS paid $1,742,000 and $1,580,000, respectively. Under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes, deferred income taxes would be recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of December 31, 2008 and 2007, there were no deferred tax assets or liabilities on our consolidated balance sheets.

Recently Issued Accounting Literature

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. SFAS No. 157 did not materially affect how we measure and value financial assets and will not have a material impact on how we measure and value non-financial assets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for us on January 1, 2008. We did not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

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

Results of Operations

Years Ended December 31, 2008 and December 31, 2007

Net income was $76,288,000 for the year ended December 31, 2008, compared to $114,341,000 for the year ended December 31, 2007. Net income for the year ended December 31, 2008 includes $20,254,000 for the reversal of a portion of stock appreciation rights (“SARs”) compensation expense, compared to $43,536,000 for such reversal in the prior year.

Property Rentals

Property rentals were $143,004,000 in the year ended December 31, 2008, compared to $141,629,000 in the year ended December 31, 2007, an increase of $1,375,000. This increase was primarily attributable to the Lowe’s ground lease at Kings Plaza, which commenced at the end of February 2007.

Expense Reimbursements

Tenant expense reimbursements were $68,093,000 in the year ended December 31, 2008, compared to $66,351,000 in the year ended December 31, 2007, an increase of $1,742,000, which resulted primarily from higher real estate taxes.

Operating Expense

Operating expenses were $77,110,000 in the year ended December 31, 2008, compared to $70,496,000 in the year ended December 31, 2007, an increase of $6,614,000. This increase results primarily from (i) a $3,707,000 write-off of the Circuit City receivables, primarily related to the straight-lining of rents, in the fourth quarter of 2008 (ii) higher real estate taxes of $1,601,000 and (iii) higher bad debt expense of $624,000.

General and Administrative

Excluding $20,254,000 for the reversal of a portion of SARs compensation expense in the year ended December 31, 2008 and $43,536,000 for such reversal in the prior year, general and administrative expenses were higher by $490,000 in the current year.

Depreciation and Amortization

Depreciation and Amortization was $24,066,000 in the year ended December 31, 2008, compared to $22,343,000 in the year ended December 31, 2007, an increase of $1,723,000. This increase resulted primarily from a write-off of $1,430,000 of tenant improvements relating to Circuit City at Rego Park I.

Interest and Other Income, net

Interest and other income, net was $15,222,000 in the year ended December 31, 2008, compared to $27,351,000 in the year ended December 31, 2007, a decrease of $12,129,000. This decrease was primarily comprised of $12,584,000 from 2.3% lower average yields on existing cash balances and a $1,349,000 gain on sale of certain “emission reduction credits” attributable to the Kings Plaza energy plant joint venture in 2007, partially offset by $1,872,000 for the net gain on the sale of real estate tax abatement certificates in 2008.

Interest and Debt Expense

Interest and debt expense was $62,474,000 in the year ended December 31, 2008, compared to $65,322,000 in the year ended December 31, 2007, a decrease of $2,848,000. This decrease was primarily due to higher capitalized interest in the current year as a result of our Rego Park II development project, partially offset by higher average debt outstanding.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% pro rata share of net income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007. In the year ended December 31, 2008, we had $7,000 of minority interest expense, compared to $1,168,000 of such expense in the year ended December 31, 2007, a decrease of $1,161,000. This decrease results primarily from minority interest attributable to our venture partner for their share of the net gain on the sale of certain “emission reduction credits” in 2007.

Income Tax Expense of the Taxable REIT Subsidiary

Income tax expense was $941,000 in the year ended December 31, 2008, and relates primarily to the interest income of our taxable REIT subsidiary, which was liquidated during the fourth quarter of 2008.

Results of Operations - Continued

Years Ended December 31, 2007 and December 31, 2006

Net income was $114,341,000 for the year ended December 31, 2007, compared to net loss of $74,983,000, for the year ended December 31, 2006. Net income for 2007 includes $43,536,000 for the reversal of a portion of stock appreciation rights (“SARs”) compensation expense. Net loss for the year ended December 31, 2006 includes $148,613,000, for an accrual of SARs compensation expense, partially offset by a $13,256,000 after-tax net gain from the sale of residential condominium units at 731 Lexington Avenue. The net of these items decreased net income by $135,357,000.

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

Operating Expense

Operating expenses were $70,496,000 in 2007, compared to $71,980,000 in 2006, a decrease of $1,484,000. This decrease was primarily due to $2,108,000 of lower operating costs at our Kings Plaza energy plant, due to start-up expenses and an oil spill in 2006, partially offset by higher costs for repairs and maintenance.

General and Administrative

Excluding $43,536,000 for the reversal of a portion of SARs compensation expense in 2007 and $148,613,000 for an accrual of SARs compensation expense in 2006, general and administrative expenses were lower by $1,034,000 in 2007. This decrease resulted primarily from organization costs incurred in 2006 in connection with forming the Kings Plaza energy plant joint venture.

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

Interest and Debt Expense

Interest and debt expense was $65,322,000 in 2007, compared to $67,726,000 in 2006, a decrease of $2,404,000. This decrease was primarily due to higher capitalized interest of $4,567,000 in 2007 as a result of our Rego Park development project, partially offset by, $2,466,000 of accrued interest on the liability for unrecognized tax benefits, in connection with the adoption of FASB Interpretation No. 48.

Minority Interest of Partially Owned Entity

Minority interest of partially owned entity represents our venture partner’s 75% pro rata share of net income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007. Minority interest of partially owned entity was expense of $1,168,000 in 2007, compared to income of $1,095,000 in 2006, a change of $2,263,000. This change resulted primarily from income in 2007 as a result of a net gain on sale of certain “emission reduction credits,” compared to a loss in 2006 as a result of organization cost expensed in connection with forming the joint venture.

Related Party Transactions

Vornado

At December 31, 2008, Vornado owned 32.5% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

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

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $234,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers. Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1% (5.19% at December 31, 2008).

Related Party Transactions – continued

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following table shows the amounts incurred under the agreements discussed above.

(Amounts in thousands)	Year Ended December 31,
	2008	2007	2006
Company management fees	$3,000	$3,000	$3,000
Development fees	6,520	6,476	755
Leasing fees	2,946	4,411	4,505
Property management fees and payments for cleaning, engineering and security services	4,146	4,530	3,383
	$16,612	$18,417	$11,643

At December 31, 2008, we owed Vornado $31,079,000 for leasing fees, $11,496,000 for development fees and $1,511,000 for management, property management and cleaning fees.

Special Dividend

On September 9, 2008, our Board of Directors declared a special dividend of $7.00 per share, or $35,571,000 in the aggregate, which was paid on October 30, 2008, to stockholders of record on October 14, 2008. The dividend was attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s. Accordingly, we paid Vornado $11,578,000 for their share of this dividend.

Other

In the years ended December 31, 2008, 2007 and 2006, Winston & Strawn LLP, a law firm in which Neil Underberg, a member of our Board of Directors, is of counsel, performed legal services for us for which it was paid $46,000, $219,000, and $106,000, respectively.

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

The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $292,000,000 has been expended as of December 31, 2008. As of December 31, 2008, $181,695,000 was drawn on the $350,000,000 construction loan. The loan has an interest rate of LIBOR plus 1.20% (3.08% at December 31, 2008), and matures in December 2010, with a one-year extension option. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and 132,000 square foot Kohl’s. The development plans for an apartment tower containing 315 apartments have been deferred indefinitely.

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

Stock Appreciation Rights

As of December 31, 2008, we had 300,000 stock appreciation rights (“SARs”) that were outstanding and exercisable. These SARs have a weighted average exercise price of $63.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have paid $57,458,000 if the holders of these SARs had exercised their SARs on December 31, 2008. Any change in our stock price from the closing price of $254.90 at December 31, 2008 would increase or decrease the amount we would have to pay upon exercise.

LIQUIDITY AND CAPITAL RESOURCES – continued

Debt and Contractual Obligations

Below is a summary of our properties and their encumbrances at December 31, 2008.

(Amounts in thousands)	Balance	Interest Rate		Maturity

Lexington Office	$373,637	5.33%		Feb. 2014
Lexington Retail (1)	320,000	4.93%		July 2015
Kings Plaza	199,537	7.46%		June 2011
Rego Park II (under construction)	181,695	3.08%	(2)	Dec. 2010
Rego Park I	78,386	7.25%		June 2009
Paramus	68,000	5.92%		Oct. 2011
Rego Park III (land)	—	N/A		N/A
Flushing (leasehold interest)	—	N/A		N/A
	$1,221,255

__________________________

(1)	In the event of a substantial casualty, up to $75,000 of this loan may become recourse.
(2)	This loan bears interest at LIBOR plus 1.20%.

Below is a summary of our contractual obligations, including future interest as applicable, as of December 31, 2008.

(Amounts in thousands)	Total	Less than One Year		One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Long-term debt obligations	$1,482,536	$156,532		$574,717	$428,991	$322,296
Operating lease obligations	14,623	802		1,605	1,605	10,611
Purchase obligations, primarily construction commitments	118,900	118,900		—	—	—
Other obligations	106,494	61,458	(1)	8,000	12,000	25,036
	$1,722,553	$337,692		$584,322	$442,596	$357,943

Commitments:
Standby letters of credit	$7,998	$7,998		$—	$—	$—

__________________________

(1)	Includes $57,458 of liabilities for SARs.

The table above excludes $47,868,000 of FIN 48 liabilities for which the timing of future cash outflows is highly uncertain.

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

Year Ended December 31, 2008

Cash and cash equivalents were $515,940,000 at December 31, 2008, compared to $560,231,000 at December 31, 2007, a decrease of $44,291,000. This decrease resulted from $131,638,000 of net cash used in investing activities, primarily related to capital expenditures at our Rego Park II project, partially offset by, $78,088,000 of net cash provided by financing activities and $9,259,000 of net cash provided by operating activities.

Net cash provided by operating activities of $9,259,000 was primarily comprised of (i) net income of $76,288,000, partially offset by, (ii) the net change in operating assets and liabilities of $64,467,000 and (iii) adjustments for non-cash items of $2,562,000.  The net change in operating assets and liabilities was primarily comprised of a $62,808,000 payment for a portion of the liability for SARs compensation expense. The adjustments for non-cash items were primarily comprised of (a) a reversal of a portion of the liability for SARs compensation expense of $20,254,000 and (b) straight-lining of rental income of $10,113,000, partially offset by (c) depreciation and amortization of $26,719,000.

Net cash used in investing activities of $131,638,000 was primarily comprised of capital expenditures of $134,554,000, primarily related to the development of our Rego Park II project.

Net cash provided by financing activities of $78,088,000 was primarily comprised of $125,909,000 of proceeds from a construction loan to fund expenditures for our Rego Park II project, partially offset by the payment of a special dividend of $35,571,000 and repayments of borrowings of $14,851,000.

Year Ended December 31, 2007

Cash and cash equivalents were $560,231,000 at December 31, 2007, compared to $615,516,000 at December 31, 2006, a decrease of $55,285,000. This decrease resulted primarily from $111,612,000 of net cash used in investing activities, primarily related to capital expenditures at our Rego Park II project, partially offset by $30,035,000 of net cash provided by financing activities and $26,292,000 of net cash provided by operating activities.

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

LIQUIDITY AND CAPITAL RESOURCES – Continued

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

Funds from Operations (“FFO”) for the Years Ended December 31, 2008 and 2007

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

FFO for the year ended December 31, 2008 was $99,916,000, or $19.60 per diluted share, compared to $136,284,000, or $26.75 per diluted share, for the year ended December 31, 2007.

FFO for the year ended December 31, 2008 includes $20,254,000, or $3.97 per diluted share, for the reversal of a portion of SARs compensation expense, compared to $43,536,000, or $8.55 per diluted share, for such reversal in the prior year.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2008	2007
Net income	$76,288	$114,341
Depreciation and amortization of real property	23,628	21,943
FFO	$99,916	$136,284

FFO per common share – diluted	$19.60	$26.75

Weighted average shares used in computing FFO per diluted share	5,098,529	5,094,488

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of December 31, 2008	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable (including amounts due to Vornado)	$225,781	3.49%	$2,258
Fixed Rate	1,039,560	5.80%	—
	$1,265,341		$2,258

Total effect on diluted earnings per share			$0.44

The fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, was less than the aggregate carrying amount by approximately $118,485,000 at December 31, 2008.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander’s, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 23, 2009

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2008	2007
Real estate, at cost:
Land	$74,974	$69,455
Buildings, leaseholds and leasehold improvements	598,114	593,818
Construction in progress	294,887	171,808
Total	967,975	835,081
Accumulated depreciation and amortization	(114,235)	(96,183)
Real estate, net	853,740	738,898

Cash and cash equivalents	515,940	560,231
Restricted cash	5,057	4,987
Accounts receivable, net of allowance for doubtful accounts of $1,357 and $667, respectively	6,580	6,217
Receivable arising from the straight-lining of rents	137,117	130,483
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $38,698 and $41,988, respectively)	61,525	66,243
Deferred debt issuance costs, net of accumulated amortization of $13,120, and $10,468, respectively	12,910	15,553
Other assets	10,699	9,798
TOTAL ASSETS	$1,603,568	$1,532,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,221,255	$1,110,197
Amounts due to Vornado	44,086	40,561
Accounts payable and accrued expenses	51,192	55,655
Liability for stock appreciation rights	57,458	141,437
Liability for income taxes and other	48,826	47,134
TOTAL LIABILITIES	1,422,817	1,394,984

MINORITY INTEREST	1,655	2,323

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued 5,173,450 shares; outstanding, 5,091,590 and 5,043,950 shares, respectively	5,173	5,173
Additional paid-in capital	30,647	27,636
Retained earnings	143,731	103,014
	179,551	135,823
Treasury stock: 81,860 and 129,500 shares, at cost	(455)	(720)
TOTAL STOCKHOLDERS' EQUITY	179,096	135,103

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,603,568	$1,532,410

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
REVENUES
Property rentals	$143,004	$141,629	$137,072
Expense reimbursements	68,093	66,351	61,700
Total revenues	211,097	207,980	198,772

EXPENSES
Operating (including fees to Vornado of $4,986, $5,370 and $4,223, respectively)	77,110	70,496	71,980
General and administrative (including a reversal of stock appreciation rights (“SARs”) expense of $20,254 and $43,536 in 2008 and 2007, respectively, and SARs expense of $148,613 in 2006, and management fees to Vornado of $2,160 in each year)	(14,567)	(38,339)	154,844
Depreciation and amortization	24,066	22,343	21,813
Total expenses	86,609	54,500	248,637

OPERATING INCOME (LOSS)	124,488	153,480	(49,865)

Interest and other income, net	15,222	27,351	28,257
Interest and debt expense (including interest to Vornado of $1,705, $2,187, and $3,025, respectively)	(62,474)	(65,322)	(67,726)
Minority interest of partially owned entity	(7)	(1,168)	1,095
Income (loss) before income tax expense and net gain on sale of condominiums	77,229	114,341	(88,239)
Income tax expense of the taxable REIT subsidiary	(941)	—	(11,273)
Net gain on sale of condominiums	—	—	24,529
NET INCOME (LOSS)	$76,288	$114,341	$(74,983)

Net income (loss) per common share – basic	$15.05	$22.68	$(14.92)

Net income (loss) per common share – diluted	$14.96	$22.44	$(14.92)

See notes to consolidated financial statements.

ALEXANDER'S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2006	$5,173	$26,343	$70,639	$(831)	$101,324

Net loss	—	—	(74,983)	—	(74,983)
Common shares issued under share option plan	—	775	—	66	841
Balance, December 31, 2006	5,173	27,118	(4,344)	(765)	27,182

Cumulative effect of change in accounting principle	—	—	(6,983)	—	(6,983)
Balance, January 1, 2007	5,173	27,118	(11,327)	(765)	20,199

Net income	—	—	114,341	—	114,341
Common shares issued under share option plan	—	518	—	45	563
Balance, December 31, 2007	5,173	27,636	103,014	(720)	135,103

Net income	—	—	76,288	—	76,288
Special dividend ($7.00 per share)	—	—	(35,571)	—	(35,571)
Common shares issued under share option plan	—	3,011	—	265	3,276
Balance, December 31, 2008	$5,173	$30,647	$143,731	$(455)	$179,096

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss):	$76,288	$114,341	$(74,983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	26,719	24,991	24,461
Liability for stock appreciation rights	(20,254)	(43,536)	148,613
Straight-lining of rental income	(10,113)	(15,456)	(14,990)
Net gain on sale of real estate tax abatement certificates	(1,872)	—	—
Reversal of FIN 48 income tax liability	(800)	—	—
Other non-cash adjustments	3,751	—	—
Minority interest of partially owned entity	7	1,168	(1,095)
Net gain on sale of condominiums	—	—	(24,529)
Change in operating assets and liabilities:
Accounts receivable, net	(635)	(2,624)	(378)
Other assets	(3,947)	(1,631)	(4,017)
Payment for stock appreciation rights	(62,808)	(50,465)	—
Accounts payable and accrued expenses	(4,467)	(8,117)	4,070
Amounts due to Vornado	4,898	5,195	1,042
Income tax liability of taxable REIT subsidiary	2,549	2,466	(1,285)
Other liabilities	(57)	(40)	(65)
Net cash provided by operating activities	9,259	26,292	56,844

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(134,554)	(110,307)	(48,073)
Proceeds from the sale of real estate tax abatement certificates	2,986	—	—
Restricted cash	(70)	(1,305)	(918)
Net proceeds from sale of condominiums	—	—	39,383
Net cash used in investing activities	(131,638)	(111,612)	(9,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	125,909	55,786	—
Payment of special dividend	(35,571)	—	—
Debt repayments	(14,851)	(14,087)	(10,967)
Proceeds from the exercise of stock options	3,276	563	841
Distributions to minority partners	(675)	—	—
Debt issuance costs	—	(12,227)	—
Net cash provided by (used in) financing activities	78,088	30,035	(10,126)

Net (decrease) increase in cash and cash equivalents	(44,291)	(55,285)	37,110
Cash and cash equivalents at beginning of year	560,231	615,516	578,406
Cash and cash equivalents at end of year	$515,940	$560,231	$615,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $10,584, $4,567 and $1,378 have been capitalized)	$68,097	$64,839	$66,526
Cash payments for income taxes	$1,742	$1,580	$12,558
Non-cash additions to real estate included in accounts payable and accrued expenses	$—	$21,894	$—

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

(i)

the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building which comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York. The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold. The building is 100% leased. Principal office tenants include Bloomberg L.P. (697,000 square feet) and Citibank N.A. (176,000 square feet). On December 29, 2008, Citibank N.A. notified us of its intent to assign its lease to Bloomberg L.P. To the extent the assignment is completed, Bloomberg L.P. would occupy 99% of the office space. Principal retail tenants include The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet);

(ii)

the Kings Plaza Regional Shopping Center, located on Flatbush Avenue in Brooklyn, New York, which contains 1,098,000 square feet that is 94% leased and is comprised of a two-level mall containing 470,000 square feet, a 289,000 square foot Sears department store and a 339,000 square foot Macy’s department store, which is owned by Macy’s, Inc.;

(iii)	the Rego Park I property, located on Queens Boulevard and 63rd Road in Queens, New York, which contains 351,000 square feet and is 86% leased to Sears, Bed Bath & Beyond, Marshalls and Old Navy;

(iv)	the Paramus property, which consists of 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey, which is leased to IKEA Property, Inc.;

(v)

the Flushing property, located at Roosevelt Avenue and Main Street in Queens, New York, which contains a 177,000 square foot building that was sub-leased in February 2009 to a developer for the remainder of our ground lease term;

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

Our properties, including any related intangible assets, are individually reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over our anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, our anticipated holding period for properties, or the estimated fair value of properties change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include cash restricted under financing arrangements. Such cash is reflected on the consolidated balance sheets as “restricted cash.”

Allowance for Doubtful Accounts – We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents, if necessary. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates. As of December 31, 2008 and 2007, there were $1,357,000 and $667,000 in allowances for doubtful accounts.

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

Fair Value of Financial Instruments – The fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, was less than its aggregate carrying amount by approximately $118,485,000 at December 31, 2008, and exceeded its aggregate carrying amount by approximately $19,254,000 at December 31, 2007. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

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

Parking Income (revenue arising from the rental of parking space at our properties) – This income is recognized as cash is received.

Condominium Sales (income in 2006 arising from the sales of condominium units at the Lexington Avenue property) – Income on deposits received for sales of condominium units has been deferred in accordance with the deposit method of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Gains on sales of condominium, units are recognized under the percentage of completion method.

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

At December 31, 2008 we have reported NOLs for federal tax purposes of approximately $29,211,000, expiring in 2028. We also have investment and targeted jobs tax credits of approximately $2,755,000 expiring from 2009 to 2014.

The following table reconciles net income (loss) to estimated REIT taxable income for the years ended December 31, 2008, 2007 and 2006.

(Unaudited and in thousands)	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$76,288	$114,341	$(74,983)
Straight-line rent adjustments	(6,634)	(15,456)	(14,990)
Depreciation and amortization timing differences	16	(746)	(1,256)
Interest expense	—	—	(410)
Stock appreciation rights compensation expense	(83,973)	(94,739)	148,613
Net income of the TRS	(3,165)	(4,090)	(6,193)
Gain of sale of condominiums	—	—	(13,256)
Other	(10,146)	1,094	(7,787)
Taxable (loss) income	(27,614)	404	29,738
NOL carry forward beginning balance	(1,597)	(2,001)	(31,739)
NOL carry forward ending balance	$(29,211)	$(1,597)	$(2,001)

At December 31, 2008, the net basis of our assets and liabilities for tax purposes are approximately $64,054,000 lower than the amount reported for financial statement purposes.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Prior to its liquidation on September 12, 2008, our wholly owned subsidiary, 731 Residential LLC, was treated as a taxable REIT subsidiary (“TRS”). The TRS was subject to income tax at regular corporate tax rates. Our NOLs were not available to offset taxable income of the TRS. In the years ended December 31, 2008 and 2007, the TRS paid $1,719,000 and $1,580,000, respectively. Under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes, deferred income taxes would be recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of December 31, 2008 and 2007, there were no deferred tax assets or liabilities on our consolidated balance sheets.

Income Per Share

Basic income per share is computed based on weighted average shares of common stock outstanding during the period. Diluted income per share is computed based on the weighted average shares of common stock outstanding during the period and assumes all potentially dilutive securities were converted into common stock at the earliest date possible.

Stock-based Compensation

We account for all stock-based compensation in accordance with SFAS No. 123R: Share-Based Payment. We adopted SFAS No. 123R using the modified prospective application, on January 1, 2006. There have been no stock option grants since 1999.

Recently Issued Accounting Literature

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. SFAS No. 157 did not materially affect how we measure and value financial assets and will not have a material impact on how we measure and value non-financial assets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 became effective for us on January 1, 2008. We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective on January 1, 2009. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

3.	RELATED PARTY TRANSACTIONS

Vornado

At December 31, 2008, Vornado owned 32.5% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

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

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers. Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1.0% (5.19% at December 31, 2008).

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

The following table shows the amounts incurred under the agreements discussed above.

(Amounts in thousands)	Year Ended December 31,
	2008	2007	2006
Company management fees	$3,000	$3,000	$3,000
Development fees	6,520	6,476	755
Leasing fees	2,946	4,411	4,505
Property management fees and payments for cleaning, engineering and security services	4,146	4,530	3,383
	$16,612	$18,417	$11,643

At December 31, 2008, we owed Vornado $31,079,000 for leasing fees, $11,496,000 for development fees and $1,511,000 for management, property management and cleaning fees.

Special Dividend

On September 9, 2008, our Board of Directors declared a special dividend of $7.00 per share, or $35,571,000 in the aggregate, which was paid on October 30, 2008, to stockholders of record on October 14, 2008. The dividend was attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s. Accordingly, we paid Vornado $11,578,000 for their share of this dividend.

Other

In the years ended December 31, 2008, 2007 and 2006, Winston & Strawn LLP, a law firm in which Neil Underberg, a member of our Board of Directors, is of counsel, performed legal services for us for which it was paid $46,000, $219,000, and $106,000, respectively.

4.	REGO PARK II PROJECT

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be completed in 2009 and estimated to cost approximately $410,000,000, of which $292,000,000 has been expended as of December 31, 2008. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s. The development plans for an apartment tower containing 315 apartments have been deferred indefinitely.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	DEBT

The following is a summary of our outstanding debt.

(Amounts in thousands)		Interest Rate at December 31,	Balance at December 31,
	Maturity	2008	2008	2007
First mortgage, secured by the office space at the 731 Lexington Avenue property	Feb. 2014	5.33%	$373,637	$383,670
First mortgage, secured by the retail space at the 731 Lexington Avenue property (1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	199,537	203,456
Construction loan, secured by the Rego Park II Shopping Center(2)	Dec. 2010	3.08%	181,695	55,786
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
First mortgage, secured by the Rego Park I property	Jun. 2009	7.25%	78,386	79,285
			$1,221,255	$1,110,197

__________________________

(1)	In the event of a substantial casualty, up to $75,000 of this loan may become recourse to us.
(2)

On December 21, 2007, we obtained a construction loan providing up to $350,000 to finance the construction of our Rego Park project. The loan bears interest at LIBOR plus 1.20% and matures in December 2010, with a one-year extension option.

As of December 31, 2008, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2009	$93,304
2010	197,537
2011	270,523
2012	12,465
2013	13,208
Thereafter	634,217

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $849,792,000 at December 31, 2008. Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance to prepay them. As of December 31, 2008, we believe we are in compliance with our financial debt covenants.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	INCOME TAX LIABILITY

We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, we recognized a $6,983,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. At January 1, 2007 and December 31, 2007 and 2008, we had $43,653,000, $46,119,000 and $47,868,000, respectively, of unrecognized tax benefits that, if recognized, would result in non-cash income arising from the reversal of these items and a reduction of our effective tax rate. A reconciliation of the unrecognized tax benefits is summarized in the table below.

(Amounts in thousands)	Amount
Balance at December 31, 2006	$36,670
Cumulative effect of change accounting principle	6,983
Balance at January 1, 2007	43,653

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2,466
Reduction for tax positions of prior years	—
Settlements	—
Balance at December 31, 2007	46,119

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2,549
Reduction for tax positions of prior years	(800)
Settlements	—
Balance at December 31, 2008	$47,868

The balances at December 31, 2007 and 2008 include $7,513,000 and $9,888,000, respectively, of accrued interest, which is included as a component of “liability for income taxes and other” in our consolidated balance sheets.

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statement of operations. During the years ended December 31, 2008 and 2007, we recognized $2,549,000 and $2,466,000, respectively, of interest related to the unrecognized tax benefits.

Prior to its liquidation on September 12, 2008, our wholly owned subsidiary, 731 Residential LLC, was treated as a TRS and subject to income tax at regular corporate tax rates. As of December 31, 2008, 2003-2008 TRS tax returns and 2006 to 2008 REIT tax returns remain open to examination by the major taxing jurisdictions to which we are subject. In 2008, the IRS completed the audit of our 2005 REIT federal income tax return, which resulted in no changes. Accordingly, we recognized $800,000 of unrecognized tax benefits in 2008, of which $625,000 was recognized as a reduction of “income tax (expense) benefit.”

7.	MINORITY INTEREST

Prior to 2005, we owned and operated an energy plant that generated all of the electrical power at our Kings Plaza Regional Shopping Center. In April 2005, we contributed this 35 year old plant and $750,000 in cash, for a 25% interest in a joint venture. In addition, we provided the joint venture with a $15,350,000 loan (eliminated in consolidation). The joint venture rebuilt the plant at a total cost of approximately $18,350,000 and began operations in March 2007. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-05, we control the joint venture and accordingly, consolidate its accounts into our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	NET GAIN ON SALE OF CONDOMINIUMS

In the year ended December 31, 2006, we recognized $13,256,000 of after-tax net gain from the sale of the remaining residential condominium units at our 731 Lexington Avenue property.

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

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2009	$120,574
2010	120,831
2011	119,029
2012	117,637
2013	115,399
Thereafter	1,271,920

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales. For the years ended December 31, 2008, 2007, and 2006, these rents were $784,000, $722,000, and $649,000, respectively.

Bloomberg L.P. accounted for 31%, 32%, and 34% of our consolidated revenues for the years ended December 31, 2008, 2007, and 2006, respectively. No other tenant accounted for more than 10% of revenues in any of the last three years.

Circuit City, a tenant who leases space at our Rego Park I location aggregating 50,000 square feet (approximately $2,600,000 of annual property rental income) recently announced that it is liquidating its assets pursuant to Bankruptcy Court approval. As a result, we wrote-off approximately $4,909,000 of unamortized costs at December 31, 2008, including tenant improvements and receivables arising from the straight-lining of rent.

As Lessee

We are a tenant under long-term leases that range from approximately 12 to 21 years. Future minimum lease payments under these operating leases are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2009	$802
2010	802
2011	802
2012	802
2013	802
Thereafter	10,611

Rent expense was $841,000, $908,000, and $785,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	COMMITMENTS AND CONTINGENCIES

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

Flushing Property

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable purchase deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the Supreme Court of the State of New York alleging that we failed to honor the terms and conditions of the agreement. The complaint seeks specific performance and, if specific performance is denied, it seeks the return of the deposit plus interest and $50,000 in costs. In our opinion, after consultation with legal counsel, we do not believe the party is entitled to either specific performance or a return of the deposit and we are defending against the action. Accordingly, we have not recorded a loss contingency for this matter.

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

Letters of Credit

Approximately $7,998,000 of standby letters of credit were issued and outstanding as of December 31, 2008.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	STOCK-BASED COMPENSATION

Our Omnibus Stock Plan (the “Plan”), which was approved by our stockholders on May 18, 2006, provides for grants of incentive and non-qualified stock options, restricted stock, SARs and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors (the “Committee”). At December 31, 2008, there were 895,000 shares available for future grant under the Plan.

We account for all stock-based compensation in accordance with SFAS 123R. We adopted SFAS 123R, using the modified prospective application, on January 1, 2006.

Stock Options

Stock options granted have exercise prices equal to 100% of the market price of our common stock on the date of grant, vest on a graduated basis, becoming fully vested 36 months after grant, and expire ten years from the date of grant.

There have been no stock option grants since 1999; accordingly, no compensation expense was recognized during the years ended December 31, 2008, 2007 and 2006. There were 47,640, 8,000 and 11,950 options exercised during the years ended December 31, 2008, 2007, and 2006, respectively. Cash received from option exercises in each of the years ended December 31, 2008, 2007 and 2006 was $3,276,000, $563,000 and $841,000, respectively. Below is a summary of our stock option activity under the Plan for the year ended December 31, 2008:

	Options	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	61,900	$70.38		1.2
Granted	—	—
Exercised	(47,640)	68.76
Cancelled	—	—
Outstanding at December 31, 2008	14,260	63.38	(1)	0.2	$2,731,000

Exercisable at December 31, 2008	14,260	63.38	(1)	0.2	$2,731,000

__________________________

(1)	In conjunction with the declaration of the special dividend, the Committee resolved to adjust all outstanding awards for the special dividend in accordance with the Plan.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     STOCK-BASED COMPENSATION - Continued

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Because these SARs were granted in March 1999, they are accounted for under the intrinsic value method in accordance with FIN 28, an interpretation of APB Opinions 15 and 25. Accordingly, compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero.

On March 13, 2007, Michael Fascitelli, our President, exercised 350,000 of his existing SARs, which were scheduled to expire on March 14, 2007, and he received gross proceeds of $50,465,000.

On September 15 and October 14, 2008, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer, exercised an aggregate of 200,000 of his existing SARs, which were scheduled to expire on March 4, 2009, and received gross proceeds of $62,809,000.

At December 31, 2008, 300,000 SARs were outstanding and exercisable. These SARs have a weighted-average exercise price of $63.38 and are scheduled to expire on March 4, 2009. Since the SARs agreements require that they be settled in cash, we would have had to pay $57,458,000 to the holders of these SARs had they exercised their SARs on December 31, 2008. Any change in our stock price from the closing price of $254.90 at December 31, 2008 would increase or decrease the amount we would have to pay upon exercise.

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

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2008	2007	2006

Net income (loss) applicable to common shares – Basic and Diluted	$76,288	$114,341	$(74,983)

Weighted average shares outstanding – Basic	5,067,426	5,041,572	5,025,726
Effect of stock options	31,103	52,916	— (1)
Weighted average shares outstanding – Diluted	5,098,529	5,094,488	5,025,726

Net income (loss) per common share – Basic	$15.05	$22.68	$(14.92)

Net income (loss) per common share – Diluted	$14.96	$22.44	$(14.92)

________________

(1)	Options to purchase 69,900 shares of our common stock were not included in the calculation of net loss per share in the year ended December 31, 2006, as they were anti-dilutive.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

		Net Income (Loss) Applicable to Common Shares	Income (Loss) Per Common Share(1)
(Amounts in thousands, except per share amounts)	Revenues		Basic	Diluted
2008
December 31	$54,900	$54,125	$10.63	$10.60
September 30	52,953	(31,443)	(6.20)	(6.20)
June 30	51,478	38,454	7.59	7.54
March 31	51,766	15,152	3.00	2.98

2007
December 31	$52,291	$33,930	$6.73	$6.66
September 30	52,424	28,626	5.68	5.62
June 30	51,069	19,609	3.89	3.85
March 31	52,196	32,176	6.39	6.32

2006
December 31	$50,226	$(74,361)	$(14.79)	$(14.79)
September 30	50,799	(18,616)	(3.70)	(3.70)
June 30	49,371	36,851	7.33	7.25
March 31	48,376	(18,857)	(3.75)	(3.75)

_______________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 58 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 23, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 23, 2009

ITEM 9B.	OTHER PROCEDURES

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2008. Such information is incorporated by reference herein. For information concerning our executive officers, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	14,260	$63.38	895,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	14,260	$63.38	895,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2.	The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this Annual Report on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended December 31, 2008, 2007 and 2006	63

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2008	64

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

ALEXANDER’S, INC.
(Registrant)

Date: February 23, 2009	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 23, 2009
	(Steven Roth)	(Principal Executive Officer)

By:	/s/Michael D. Fascitelli	President and Trustee	February 23, 2009
(Michael D. Fascitelli)

By:	/s/Joseph Macnow	Executive Vice President and	February 23, 2009
	(Joseph Macnow)	Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 23, 2009
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 23, 2009
(David Mandelbaum)

By:	/s/Arthur Sonnenblick	Director	February 23, 2009
(Arthur Sonnenblick)

By:	/s/Neil Underberg	Director	February 23, 2009
(Neil Underberg)

By:	/s/Richard R. West	Director	February 23, 2009
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 23, 2009
(Russell B. Wight Jr)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions: Charged Against Operations	Deductions: Uncollectible Accounts Written Off	Balance at End of Year

Allowance for doubtful accounts:
Year Ended December 31, 2008	$667	$910	$220	$1,357

Year Ended December 31, 2007	$481	$247	$61	$667

Year Ended December 31, 2006	$526	$97	$142	$481

ALEXANDER'S, INC. AND SUBSIDIARIES

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E					COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company (1)			Gross Amount at Which Carried at Close of Period								Life on Which Depreciation in Latest Income Statement is Computed
Description	Encumbrances	Land	Building, Leaseholds and Leasehold Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land		Building, Leaseholds and Leasehold Improvements	Construction In Progress	Total (2)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired (1)
Commercial Property:
New York, NY
Rego Park I	$78,386	$1,647	$8,953	$49,960		$1,647	$58,124	$789	$60,560	$21,019	1959	1992	15-39 years
Rego Park II	181,695	3,127	1,467	290,746		3,127	—	292,213	295,340	—	2009	1992	N/A
Rego Park III	—	779	—	479		779	—	479	1,258	—	N/A	1992	N/A
Flushing	—	—	1,660	1,298		—	1,552	1,406	2,958	436	1975 (3)	1992	26 years
Lexington Avenue	693,637	14,432	12,355	424,893		27,498	424,182	—	451,680	54,683	2003	1992	5-39 years
Kings Plaza Regional Shopping Center	199,537	497	9,542	134,219		30,002	114,256	—	144,258	38,097	1970	1992	7-50 years

Paramus, NJ	68,000	1,441	—	10,313		11,754	—	—	11,754	—	N/A	1992	N/A

Other Properties	—	167	1,804	(1,804	)(4)	167	—	—	167	—	N/A	1992	N/A
TOTAL	$1,221,255	$22,090	$35,781	$910,104		$74,974	$598,114	$294,887	$967,975	$114,235

__________________________

(1)	Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations) unless acquired subsequent to that date. See Column H.
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $64,054,000 lower than the amount reported for financial statement purposes.
(3)	This date represents the lease acquisition date.
(4)	Cost of fully depreciated assets.

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

	December 31,
	2008	2007	2006

REAL ESTATE:
Balance at beginning of period	$835,081	$692,388	$699,136
Additions during the period:
Land	5,519	—	—
Buildings, leaseholds and leasehold improvements	5,043	15,958	9,864
Construction in progress	123,079	128,470	8,231
	968,722	836,816	717,231
Fully depreciated assets	747	1,735	24,843
Balance at end of period	$967,975	$835,081	$692,388

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$96,183	$80,779	$88,976
Additions charged to operating expenses	18,799	17,139	16,646
	114,982	97,918	105,622
Fully depreciated assets	747	1,735	24,843
Balance at end of period	$114,235	$96,183	$80,779

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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