Form 10-Q
period 2009-03-31
ALEXANDERS INC
filed 2009-05-04
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

(212) 587-8541

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section  232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of March 31, 2009, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Real estate, at cost:
Land	$74,974	$74,974
Buildings, leaseholds and leasehold improvements	595,556	598,114
Construction in progress	317,556	294,887
Total	988,086	967,975
Accumulated depreciation and amortization	(115,899)	(114,235)
Real estate, net	872,187	853,740
Cash and cash equivalents	426,265	515,940
Restricted cash	88,988	5,057
Accounts receivable, net of allowance for doubtful accounts of $1,845 and $1,357, respectively	3,249	6,580
Receivable arising from the straight-lining of rents	139,696	137,117
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $37,599 and $38,698, respectively)	60,072	61,525
Deferred debt issuance costs, net of accumulated amortization of $12,882 and $13,120, respectively	12,367	12,910
Other assets	10,131	10,699
TOTAL ASSETS	$1,612,955	$1,603,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,230,737	$1,221,255
Accounts payable and accrued expenses	60,941	51,192
Amounts due to Vornado	44,130	44,086
Liability for income taxes and other	49,460	48,826
Liability for stock appreciation rights	—	57,458
TOTAL LIABILITIES	1,385,268	1,422,817

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding 5,105,936 shares and 5,091,590 shares, respectively	5,173	5,173
Additional capital	31,501	30,647
Retained earnings	189,785	143,731
	226,459	179,551
Treasury stock: 67,514 and 81,860 shares, at cost	(375)	(455)
Total Alexander’s equity	226,084	179,096
Noncontrolling interest in consolidated subsidiary	1,603	1,655
Total Equity	227,687	180,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,612,955	$1,603,568

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
REVENUES
Property rentals	$36,197	$36,033
Expense reimbursements	16,893	15,733
Total revenues	53,090	51,766

EXPENSES
Operating (including fees to Vornado of $1,307 and $1,203, respectively)	19,035	17,667
General and administrative (including a reversal of previously recognized stock appreciation rights (“SARs”) expense of $34,275 in 2009, an accrual of SARs expense of $625 in 2008, and management fees to Vornado of $540 in each period)	(31,684)	1,846
Depreciation and amortization	5,717	5,601
Total expenses	(6,932)	25,114

OPERATING INCOME	60,022	26,652

Interest and other income, net	964	4,416
Interest and debt expense	(14,896)	(15,681)
Income before income taxes	46,090	15,387
Income tax expense of taxable REIT subsidiary	(88)	(502)
Net income	46,002	14,885
Less: Net loss attributable to the noncontrolling interest	(52)	(267)
Net income attributable to Alexander’s	$46,054	$15,152

Net income per common share – basic	$9.04	$3.00

Net income per common share – diluted	$9.03	$2.98

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Capital	Retained Earnings	Treasury Stock	Alexander’s Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2007	$5,173	$27,636	$103,014	$(720)	$135,103	$2,323	$137,426
Net income (loss)	—	—	15,152	—	15,152	(267)	14,885
Common shares issued under option plan	—	130	—	11	141	—	141
Balance, March 31, 2008	$5,173	$27,766	$118,166	$(709)	$150,396	$2,056	$152,452

Balance, December 31, 2008	$5,173	$30,647	$143,731	$(455)	$179,096	$1,655	$180,751
Net income (loss)	—	—	46,054	—	46,054	(52)	46,002
Common shares issued under option plan	—	854	—	80	934	—	934
Balance, March 31, 2009	$5,173	$31,501	$189,785	$(375)	$226,084	$1,603	$227,687

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008

Net income	$46,002	$14,885
Adjustments to reconcile net income to net cash provided by operating activities:
Liability for stock appreciation rights	(34,275)	625
Depreciation and amortization (including amortization of debt issuance costs)	6,411	6,263
Straight-lining of rental income	(2,579)	(3,076)
Other non-cash adjustments	1,884	—
Change in operating assets and liabilities:
Accounts payable and accrued expenses	6,904	3,715
Accounts receivable, net	3,331	1,605
FIN 48 income tax liability	649	634
Other assets	244	(527)
Amounts due to Vornado	44	631
Payment for stock appreciation rights	(22,838)	—
Other liabilities	(15)	(17)
Net cash provided by operating activities	5,762	24,738

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(21,771)	(27,239)
Restricted cash	(83,931)	(3,531)
Net cash used in investing activities	(105,702)	(30,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	91,632	25,875
Exercise of stock options	934	141
Debt repayments	(82,150)	(3,685)
Debt issuance costs	(151)	—
Net cash provided by financing activities	10,265	22,331

Net (decrease) increase in cash and cash equivalents	(89,675)	16,299
Cash and cash equivalents at beginning of period	515,940	560,231
Cash and cash equivalents at end of period	$426,265	$576,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $2,270 and $2,380 have been capitalized)	$15,056	$16,848
Cash payments for income taxes	$57	$702

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

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

Certain prior year balances have been reclassified in order to conform to current year presentation as a result of the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”).

We currently operate in one business segment.

3.	Recently Issued Accounting Literature

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R became effective for all transactions entered into, on or after January 1, 2009. The adoption of SFAS 141R on January 1 2009, did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160. SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 became effective on January 1, 2009. The adoption of SFAS 160 on January 1, 2009, resulted in (i) the reclassification of our minority interest in consolidated subsidiary to “noncontrolling interest in consolidated subsidiary,” a component of permanent equity on our consolidated balance sheets, and (ii) the reclassification of minority interest expense to “net income attributable to the noncontrolling interest” on our consolidated statements of operations.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Relationship with Vornado

At March 31, 2009, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $234,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum. The development fee for the Rego Park II project (see note 5) is estimated to be approximately $17,500,000, of which $2,809,000 has been paid as of March 31, 2009. The balance is due on substantial completion of the construction.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers. Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (3.02% at March 31, 2009).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado that were incurred under the agreements discussed above.

(Amounts in thousands)	Three Months Ended March 31,
	2009	2008
Company management fees	$750	$750
Development fees	2,998	1,263
Leasing fees	484	633
Property management fees and payments for cleaning, engineering and security services	1,097	993
	$5,329	$3,639

At March 31, 2009, we owed Vornado $30,063,000 for leasing fees, $12,539,000 for the earned portion of the Rego II development fee discussed above, and $1,528,000 for management, property management and cleaning fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Rego Park II Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be substantially completed by the end of this year and estimated to cost approximately $410,000,000, of which $316,198,000 has been expended as of March 31, 2009. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount.

6.	731 Lexington Avenue

On March 25, 2009, Citibank N.A. completed the assignment of its lease aggregating 176,000 square feet to Bloomberg L.P. Bloomberg L.P. now occupies 99% of the office space at the property.

7.	Flushing

In February 2009, we sub-leased the Flushing property to a developer for the remainder of our ground lease term.

8.	Debt

The following is a summary of our outstanding debt.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	March 31, 2009	March 31, 2009		December 31, 2008

First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	$370,960		$373,637
First mortgage, secured by the retail space at the Lexington Avenue property (1)	Jul. 2015	4.93%	320,000		320,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	198,449		199,537
$350,000 construction loan, secured by the Rego Park II Shopping Center	Dec. 2010	1.70%	195,082		181,695
First mortgage, secured by the Rego Park I Shopping Center	Mar. 2012	0.75%	78,246	(2)	78,386
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
			$1,230,737		$1,221,255

_____________________________

(1)	In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.

(2)

On March 10, 2009, we repaid the $78,246 outstanding balance of the Rego Park I mortgage loan which was scheduled to mature in June 2009 and simultaneously completed a refinancing in the same amount. The new loan bears interest at 75 basis points, is secured by the property and is 100% cash collateralized. The proceeds of the new loan were placed in a non-interest bearing restricted mortgage escrow account. The loan is pre-payable without penalty after June 2009.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	FIN 48 Income Tax Liability

As of March 31, 2009 and December 31, 2008, we had $48,517,000 and $47,868,000, respectively, of unrecognized tax benefits that if recognized, would result in non-cash income and reduce our effective tax rate. These amounts, which include $10,537,000 and $9,888,000 of accrued interest as of March 31, 2009 and December 31, 2008, respectively, are included as a component of “liability for income taxes and other” on our consolidated balance sheets.

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statements of operations. In the three months ended March 31, 2009 and 2008, we recognized $649,000 and $634,000, respectively, of interest related to unrecognized tax benefits.

As of March 31, 2009, TRS tax returns for the years 2003-2008 and REIT tax returns for the years 2006-2008 remain open to examination by the major taxing jurisdictions to which we are subject.

10.	Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. On March 2, 2009, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer and Michael Fascitelli, our President, each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009. Mr. Roth and Mr. Fascitelli each received gross proceeds of $11,419,000. As a result of the March 2, 2009 exercises, we reversed $34,275,000 of previously recognized SARs compensation expense in the three months ended March 31, 2009. In the three months ended March 31, 2008, we had accrued $625,000 for SARs expense based on the March 31, 2008 closing stock price of $354.50 at March 31, 2008, compared to $353.25 at December 31, 2007.  As of March 31, 2009, there are no SARs outstanding.

11.	Commitments and Contingencies

Insurance

We carry commercial liability with limits of $200,000,000 per location and all risk property insurance for (i) fire, (ii) flood, (iii) rental loss, (iv) extended coverage, and (v) “acts of terrorism,” as defined in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) of 2007, with respect to our assets, with limits of $1.7 billion per occurrence, for all of our properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Commitments and Contingencies - continued

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

Letters of Credit

At March 31, 2009, we had approximately $7,998,000 of standby letters of credit that were issued and outstanding.

Other

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

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

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2009	2008

Net income attributable to common stockholders – Basic and Diluted	$46,054	$15,152

Weighted average shares outstanding – Basic	5,097,232	5,044,675
Dilutive effect of stock options	5,594	48,298
Weighted average shares outstanding – Diluted	5,102,826	5,092,973

Net income per common share – Basic	$9.04	$3.00

Net income per common share – Diluted	$9.03	$2.98

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of operations, changes in equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Notes 2 and 3 to the consolidated financial statements, in 2009 the Company changed its method of accounting for minority interest to conform to the FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements, and, retrospectively, adjusted the 2008 consolidated financial statements for the changes.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended prior to retrospective adjustments for the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, (not presented herein); and in our report dated February 23, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 4, 2009

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2009 and 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. These trends have continued in the first quarter of 2009. We are currently in an economic recession which has negatively affected substantially all businesses, including ours. During the past year, real estate transactions have diminished significantly and capitalization rates have risen. Our real estate portfolio may continue to be affected by declining demand for office and retail space due to bankruptcies, layoffs, downsizing, cost cutting as well as general economic conditions, which would result in lower occupancy rates and effective rents and a corresponding decrease in net income, funds from operations and cash flow. During the quarter ended March 31, 2009, the occupancy rate at Kings Plaza decreased 2.6%. In addition, our allowance for doubtful accounts increased during the first quarter, primarily related to Circuit City, which filed for bankruptcy in 2008 and rejected its lease at Rego Park I in March 2009. It is not possible for us to quantify the impact of the above trends, which may persist for the remainder of 2009 and beyond, on our future financial results.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. On March 2, 2009, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer and Michael Fascitelli, our President, each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009. Mr. Roth and Mr. Fascitelli each received gross proceeds of $11,419,000. As a result of the March 2, 2009 exercises, we reversed $34,275,000 of previously recognized SARs compensation expense in the three months ended March 31, 2009. In the three months ended March 31, 2008, we had accrued $625,000 for SARs expense based on the March 31, 2008 closing stock price of $354.50 at March 31, 2008, compared to $353.25 at December 31, 2007. As of March 31, 2009, there are no SARs outstanding.

Flushing

In February 2009, we sub-leased the Flushing property to a developer for the remainder of our ground lease term.

Rego Park I

On March 10, 2009, we repaid the $78,246,000 outstanding balance of the Rego Park I mortgage loan which was scheduled to mature in June 2009 and simultaneously completed a refinancing in the same amount. The new loan bears interest at 75 basis points, is secured by the property and is 100% cash collateralized. The proceeds of the new loan were placed in a non-interest bearing restricted mortgage escrow account. The loan is pre-payable without penalty after June 2009.

731 Lexington Avenue

On March 25, 2009, Citibank N.A. completed the assignment of its lease aggregating 176,000 square feet to Bloomberg L.P. Bloomberg L.P. now occupies 99% of the office space at the property.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during 2009.

Recently Issued Accounting Literature

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R became effective for all transactions entered into, on or after January 1, 2009. The adoption of SFAS 141R on January 1 2009, did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 became effective on January 1, 2009. The adoption of SFAS 160 on January 1, 2009, resulted in (i) the reclassification of our minority interest in consolidated subsidiary to noncontrolling interest in consolidated subsidiary, a component of permanent equity on our consolidated balance sheet and (ii) the reclassification of minority interest expense to net income attributable to the noncontrolling interest on our consolidated statements of operations.

Significant Tenants

Bloomberg L.P. accounted for approximately 34% and 32% of our consolidated revenues in each of the three months ended March 31, 2009 and 2008, respectively. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Net income attributable to common stockholders for the quarter ended March 31, 2009 was $46,054,000, compared to $15,152,000 for the quarter ended March 31, 2008. Net income attributable to common stockholders for the quarter ended March 31, 2009 includes $34,275,000 for the reversal of a portion of previously recognized SARs compensation expense, compared to $625,000 for an accrual of SARs compensation expense, in the quarter ended March 31, 2008.

Property Rentals

Property rentals were $36,197,000 in the quarter ended March 31, 2009, compared to $36,033,000 in the prior year’s quarter, an increase of $164,000.

Expense Reimbursements

Tenant expense reimbursements were $16,893,000 in the quarter ended March 31, 2009, compared to $15,733,000 in the prior year’s quarter, an increase of $1,160,000. This increase was primarily due to reimbursements for higher real estate taxes.

Operating Expenses

Operating expenses were $19,035,000 in the quarter ended March 31, 2009, compared to $17,667,000 in the prior year’s quarter, an increase of $1,368,000. This increase was primarily due to higher real estate taxes.

General and Administrative Expenses

Excluding $34,275,000 for the reversal of previously recognized SARs compensation expense in the quarter ended March 31, 2009, and $625,000 an accrual of SARs compensation expense in the quarter ended March 31, 2008, general and administrative expenses increased by $1,370,000 from the prior year’s quarter. This increase is primarily due to the write-off of previously capitalized costs at our Flushing property.

Interest and Other Income, net

Interest and other income, net was $964,000 in the quarter ended March 31, 2009, compared to $4,416,000 in the prior year’s quarter, a decrease of $3,452,000. This decrease resulted primarily from lower average yields on investments, from 3.3% in the quarter ended March 31, 2008 to 0.5% in the quarter ended March 31, 2009.

Interest and Debt Expense

Interest and debt expense was $14,896,000 in the quarter ended March 31, 2009, compared to $15,681,000 in the prior year’s quarter, a decrease of $785,000. This decrease was primarily due to the repayment of the Rego Park I mortgage loan on March 10, 2009, and a decrease in interest on leasing commissions due to Vornado as a result of a lower rate in the current period.

Net Loss Attributable to the Noncontrolling Interest

Net loss attributable to the noncontrolling interest represents our venture partner’s 75% pro rata share of net loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Income Tax Expense of the Taxable REIT Subsidiary

Income tax expense was $88,000 in the quarter ended March 31, 2009, compared to $502,000 in the prior year’s quarter, a decrease of $414,000. The decrease was due to the liquidation of 731 Residential LLC, our taxable REIT subsidiary, in September 2008.

Liquidity and Capital Resources

We anticipate that cash from operations, together with existing cash balances, will be adequate to fund our business operations, recurring capital expenditures, and debt amortization over the next twelve months.

Rego Park II Development Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be substantially completed by the end of this year and estimated to cost approximately $410,000,000, of which $316,198,000 has been expended as of March 31, 2009. As of March 31, 2009, $195,082,000 was drawn on the $350,000,000 construction loan. The loan has an interest rate of LIBOR plus 1.20% (1.70% at March 31, 2009), and matures in December 2010, with a one-year extension option. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

There can be no assurance that this project will be completed, completed on time, or completed for the budgeted amount.

Insurance

We carry commercial liability with limits of $200,000,000 per location and all risk property insurance for (i) fire, (ii) flood, (iii) rental loss, (iv) extended coverage, and (v) “acts of terrorism,” as defined in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) of 2007, with respect to our assets, with limits of $1.7 billion per occurrence for all of our properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

Three Months Ended March 31, 2009

Cash and cash equivalents were $426,265,000 at March 31, 2009, compared to $515,940,000 at December 31, 2008, a decrease of $89,675,000. This decrease resulted from $105,702,000 of net cash used in investing activities, partially offset by $10,265,000 of net cash provided by financing activities and $5,762,000 of net cash provided by operating activities.

Net cash provided by operating activities of $5,762,000 was comprised of net income of $46,002,000, partially offset by adjustments for non-cash items of $28,559,000 and the net change in operating assets and liabilities of $11,681,000. The adjustments for non-cash items were comprised of (i) a reversal of the liability for SARs compensation expense of $34,275,000 and (ii) straight-lining of rental income of $2,579,000, partially offset by (iii) depreciation and amortization of $6,411,000 and (iv) other non-cash adjustments of $1,884,000, primarily due to a $1,407,000 write-off of previously capitalized costs at our Flushing property. The net change in operating assets and liabilities of $11,681,000 included a $22,838,000 payment for SARs compensation expense.

Net cash used in investing activities of $105,702,000 was primarily comprised of restricted cash of $83,931,000, primarily related to the fully cash-collateralized mortgage at Rego Park I, and capital expenditures of $21,771,000, primarily related to the development of our Rego Park II project.

Net cash provided by financing activities of $10,265,000 was primarily comprised of borrowings under the construction loan to fund expenditures at our Rego Park II project. Financing activities also include the $78,246,000 refinancing of the Rego Park I mortgage loan.

Three Months Ended March 31, 2008

Cash and cash equivalents were $576,530,000 at March 31, 2008, compared to $560,231,000 at December 31, 2007, an increase of $16,299,000. This increase resulted from $24,738,000 of net cash provided by operating activities and $22,331,000 of net cash provided by financing activities, partially offset by $30,770,000 of net cash used in investing activities.

Net cash provided by operating activities of $24,738,000 was comprised of (i) net income of $14,885,000, (ii) the net change in operating assets and liabilities of $6,041,000 and (iii) adjustments for non-cash items of $3,812,000. The adjustments for non-cash items were primarily comprised of depreciation and amortization of $6,263,000, partially offset by $3,076,000 for the straight-lining of rental income.

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

FFO attributable to common stockholders for the Quarters Ended March 31, 2009 and 2008

FFO attributable to common stockholders for the quarter ended March 31, 2009 was $51,643,000, or $10.12 per diluted share, compared to $20,353,000, or $4.00 per diluted share, for the quarter ended March 31, 2008. FFO attributable to common stockholders for the quarter ended March 31, 2009 includes $34,275,000, or $6.72 per diluted share, for the reversal of previously recognized SARs compensation expense, compared to $625,000, or $0.12 per diluted share, for an accrual of SARs compensation expense in the quarter ended March 31, 2008.

The following table reconciles our net income to FFO:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2009	2008

Net income attributable to Alexander’s	$46,054	$15,152
Depreciation and amortization of real property	5,589	5,201
FFO attributable to common stockholders	$51,643	$20,353

FFO attributable to common stockholders per diluted share	$10.12	$4.00

Weighted average shares used in computing diluted FFO per share	5,102,826	5,092,973

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of March 31, 2009	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable	$239,212	1.94%	$2,392
Fixed Rate	1,035,655	5.31%	—
	$1,274,867		$2,392

Total effect on diluted earnings per share			$0.47

The fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, was less than the aggregate carrying amount by approximately $148,423,000 at March 31, 2009.

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

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with our legal counsel, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

ALEXANDER’S, INC.
(Registrant)

Date: May 4, 2009	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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

*

10.5		-

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

*

	* **		___________________ Incorporated by reference. Management contract or compensatory agreement

10.8		-

Note modification and Severance Agreement dated as of November 26, 2001, between Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC, and Kings Parking LLC collectively borrower and JP Morgan Chase Bank of New York, lender. Incorporated herein by reference from Exhibit 10(v)(A)(4) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 13, 2002

*

10.9		-

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

*

10.14		-

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

*

	*		___________________ Incorporated by reference.

10.18		-

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

*

10.22		-

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

*
	*		___________________ Incorporated by reference.

10.28		-

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

*

10.37	**	-

Form of Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.38	**	-

Form of Restricted Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*
	* **		___________________ Incorporated by reference. Management contract or compensatory agreement

10.39	**	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*

10.40		-

Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.41		-

Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.42		-

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

*

10.43		-

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

*

10.44		-

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

*

10.47		-

Series II Project Loan Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 21, 2007, from Alexander’s of Rego Park II, Inc., as Mortgagor, to PB Capital Corporation, as Administrative Agent for the Lenders. Incorporated herein by reference from Exhibit 10.6 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

	* **		___________________ Incorporated by reference. Management contract or compensatory agreement

10.48		-

Guaranty of Completion, dated as of December 21, 2007, executed by Alexander’s, Inc. for the benefit of PB Capital Corporation, as Administrative Agent for itself and the other Lenders Incorporated herein by reference from Exhibit 10.7 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

10.49		-

Guaranty of Payment, dated as of December 21, 2007, executed by Alexander’s, Inc. for the benefit of PB Capital Corporation, as Administrative Agent for itself and the other Lenders. Incorporated herein by reference from Exhibit 10.8 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

10.50		-

First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, filed on February 25, 2008.

*

10.51		-

Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, filed on February 25, 2008

*

10.52		-

Rego II Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s of Rego Park II, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K, filed on February 25, 2008

*

10.53		-

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

*

10.55		-	Loan Agreement dated as of March 10, 2009 between Alexander’s Rego Park Shopping Center Inc., as Borrower and U.S. Bank National Association, as Lender.

10.56		-

Amended and Restated Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rentals by and between Alexander’s Rego Shopping Center, Inc. as Borrower and U.S. Bank National Association as Lender, dated as of March 10, 2009

10.57		-	Amended and Restated Promissory Note dated as of March 10, 2009, by Alexander’s Rego Shopping Center Inc., in favor of U.S. Bank National Association

10.58		-	Cash Pledge Agreement dated as of March 10, 2009, executed by Alexander’s Rego Shopping Center Inc. to and for the benefit of U.S. Bank National Association

10.59		-	Lease dated as of February 7, 2005, by and between 731 Office One LLC, as Landlord, and Citibank, N.A., as Tenant

10.60		-	Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee

15.1		-	Letter regarding unaudited interim financial information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer
	*		___________________ Incorporated by reference.