Form 10-Q
period 2009-06-30
ALEXANDERS INC
filed 2009-08-03
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2009, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Real estate, at cost:
Land	$74,974	$74,974
Buildings, leaseholds and leasehold improvements	818,691	598,114
Construction in progress	109,079	294,887
Total	1,002,744	967,975
Accumulated depreciation and amortization	(121,320)	(114,235)
Real estate, net	881,424	853,740
Cash and cash equivalents	438,669	515,940
Restricted cash	85,752	5,057
Accounts receivable, net of allowance for doubtful accounts of $1,644 and $1,357, respectively	2,932	6,580
Receivable arising from the straight-lining of rents	145,500	137,117
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $50,389 and $38,698, respectively)	72,674	61,525
Deferred debt issuance costs, net of accumulated amortization of $13,648 and $13,120, respectively	13,490	12,910
Other assets	12,638	10,699
TOTAL ASSETS	$1,653,079	$1,603,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,249,079	$1,221,255
Accounts payable and accrued expenses	55,434	51,192
Amounts due to Vornado	57,516	44,086
Liability for income taxes and other	50,079	48,826
Liability for stock appreciation rights	—	57,458
TOTAL LIABILITIES	1,412,108	1,422,817

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding 5,105,936 shares and 5,091,590 shares, respectively	5,173	5,173
Additional capital	31,501	30,647
Retained earnings	202,790	143,731
	239,464	179,551
Treasury stock: 67,514 and 81,860 shares, at cost	(375)	(455)
Total Alexander’s equity	239,089	179,096
Noncontrolling interest in consolidated subsidiary	1,882	1,655
Total equity	240,971	180,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,653,079	$1,603,568

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Property rentals	$37,878	$35,413	$74,075	$71,446
Expense reimbursements	16,997	16,065	33,890	31,798
Total revenues	54,875	51,478	107,965	103,244

EXPENSES
Operating (including fees to Vornado of $1,288, $1,196, $2,520 and $2,399, respectively)	18,252	17,371	37,287	35,038
General and administrative (including a $21,950 reversal of previously recognized stock appreciation rights (“SARs”) expense in the three months ended June 30, 2008, and reversals of $34,275 and $21,325 in each six-month period, respectively, and management fees to Vornado of $540 and $1,080 in each three and six-month period)	1,186	(20,519)	(30,498)	(18,673)
Depreciation and amortization	6,841	5,608	12,558	11,209
Total expenses	26,279	2,460	19,347	27,574

OPERATING INCOME	28,596	49,018	88,618	75,670

Interest and other income, net	668	5,607	1,632	10,023
Interest and debt expense	(15,950)	(15,562)	(30,846)	(31,243)
Income before income taxes	13,314	39,063	59,404	54,450
Income tax expense of the taxable REIT subsidiary	(30)	(622)	(118)	(1,124)
Net income	13,284	38,441	59,286	53,326
Net (income) loss attributable to the noncontrolling interest	(279)	13	(227)	280
Net income attributable to Alexander’s	$13,005	$38,454	$59,059	$53,606

Net income per common share - basic	$2.55	$7.59	$11.58	$10.61

Net income per common share - diluted	$2.55	$7.54	$11.57	$10.52

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Capital	Retained Earnings	Treasury Stock	Alexander’s Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2007	$5,173	$27,636	$103,014	$(720)	$135,103	$2,323	$137,426
Net income (loss)	—	—	53,606	—	53,606	(280)	53,326
Distributions	—	—	—	—	—	(675)	(675)
Common shares issued under option plan	—	1,490	—	127	1,617	—	1,617
Balance, June 30, 2008	$5,173	$29,126	$156,620	$(593)	$190,326	$1,368	$191,694

Balance, December 31, 2008	$5,173	$30,647	$143,731	$(455)	$179,096	$1,655	$180,751
Net income	—	—	59,059	—	59,059	227	59,286
Common shares issued under option plan	—	854	—	80	934	—	934
Balance, June 30, 2009	$5,173	$31,501	$202,790	$(375)	$239,089	$1,882	$240,971

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008

Net income	$59,286	$53,326
Adjustments to reconcile net income to net cash provided by operating activities:
Liability for stock appreciation rights	(34,275)	(21,325)
Depreciation and amortization (including amortization of debt issuance costs)	14,019	12,533
Straight-lining of rental income	(8,383)	(5,586)
Other non-cash adjustments	1,884	(1,872)
Change in operating assets and liabilities:
Accounts receivable, net	3,648	2,831
Other assets	(2,992)	(1,540)
Payment for stock appreciation rights	(22,838)	—
FIN 48 income tax liability	1,308	1,277
Accounts payable and accrued expenses	653	(1,950)
Amounts due to Vornado	137	1,815
Other liabilities	(55)	(24)
Net cash provided by operating activities	12,392	39,485

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(80,695)	(472)
Construction in progress and real estate additions	(37,585)	(61,654)
Proceeds from the sale of real estate tax abatement certificates	—	2,986
Net cash used in investing activities	(118,280)	(59,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	113,605	55,831
Exercise of stock options	934	1,617
Debt repayments	(85,781)	(7,313)
Debt issuance costs	(141)	—
Distributions to the noncontrolling interest	—	(675)
Net cash provided by financing activities	28,617	49,460

Net (decrease) increase in cash and cash equivalents	(77,271)	29,805
Cash and cash equivalents at beginning of period	515,940	560,231
Cash and cash equivalents at end of period	$438,669	$590,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $2,763 and $4,877 have been capitalized)	$29,610	$33,721
Cash payments for income taxes	$107	$1,820

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

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R became effective for all transactions entered into, on or after January 1, 2009. The adoption of SFAS 141R on January 1, 2009, did not have any effect on our consolidated financial statements.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

On May 28, 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  Although SFAS 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated.  SFAS 165 became effective on June 30, 2009.  We have evaluated subsequent events through August 2, 2009 for this quarterly report on Form 10-Q for the quarter ended June 30, 2009.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  SFAS 167 becomes effective for all new and existing VIEs on January 1, 2010.  The adoption of SFAS 167 will not have a material affect on our consolidated financial statements.

On June 29, 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS 168 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS 168 and the Codification on September 30, 2009 will not have a material effect on our consolidated financial statements.

4.	Relationship with Vornado

At June 30, 2009, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $241,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum. The development fee for the Rego Park II project (see Note 5) is estimated to be approximately $17,500,000, of which $2,996,000 has been paid as of June 30, 2009. The balance is due on substantial completion of the construction.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers. Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (3.02% at June 30, 2009).

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

The following is a summary of fees to Vornado that were incurred under the agreements discussed above.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
	2009	2008	2009	2008
Company management fees	$750	$750	$1,500	$1,500
Development fees	916	1,887	2,149	3,150
Leasing fees	13,805	471	14,289	1,104
Property management fees and payments for cleaning, engineering and security services	1,078	986	2,100	1,979
	$16,549	$4,094	$20,038	$7,733

At June 30, 2009, we owed Vornado $42,867,000 for leasing fees, $13,266,000 for the earned portion of the Rego II development fee discussed above, and $1,383,000 for management, property management and cleaning fees.

5.	Rego Park II Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be substantially completed by the end of this year and estimated to cost approximately $410,000,000, of which $332,532,000 has been expended as of June 30, 2009. As of June 30, 2009, we have leased 138,000 square feet to Home Depot, 134,000 square feet to Century 21 department store, and 132,000 square feet to Kohl’s, (collectively, the “anchor tenants”). During the quarter ended June 30, 2009, we tendered possession to our anchor tenants and and placed that portion of the asset into service; accordingly we transferred approximately $222,000,000 from “Construction in progress” to “Buildings, leaseholds and leasehold improvements.” There can be no assurance that the balance of the project will be completed, completed on time, or completed for the budgeted amount.

6.	731 Lexington Avenue

On March 25, 2009, Citibank N.A. completed the assignment of its lease aggregating 176,000 square feet to Bloomberg L.P., which now occupies all of the office space at this property.

7.	Flushing

In February 2009, we sub-leased the Flushing property to a developer for the remainder of our ground lease term.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Debt

The following is a summary of our outstanding debt.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	June 30, 2009	June 30, 2009		December 31, 2008
$350,000 construction loan, secured by the Rego Park II Shopping Center (1)	Dec. 2010	1.52%	$217,054		$181,695
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	197,422		199,537
First mortgage, secured by the Rego Park I Shopping Center	Mar. 2012	0.75%	78,246	(2)	78,386
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	368,357		373,637
First mortgage, secured by the retail space at the Lexington Avenue property (3)	Jul. 2015	4.93%	320,000		320,000
			$1,249,079		$1,221,255

_____________________________

(1)	This loan bears interest at LIBOR plus 1.20% and has a one-year extension option.

(2)

On March 10, 2009, we repaid the $78,246 outstanding balance of the Rego Park I mortgage loan which was scheduled to mature in June 2009 and simultaneously completed a refinancing in the same amount. The new loan bears interest at 75 basis points, is secured by the property and is 100% cash collateralized. The proceeds of the new loan were placed in a non-interest bearing restricted mortgage escrow account. The loan is prepayable at any time without penalty.

(3)	In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt. As of June 30, 2009, and December 31, 2008, the estimated fair value of our consolidated debt was less then its carrying amount by approximately $175,813,000 and $118,485,000, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

9.	FIN 48 Income Tax Liability

As of June 30, 2009 and December 31, 2008, we had $49,176,000 and $47,868,000, respectively, of unrecognized tax benefits that if recognized, would result in non-cash income and reduce our effective tax rate. These amounts, which include $11,195,000 and $9,888,000 of accrued interest as of June 30, 2009 and December 31, 2008, respectively, are included as a component of “liability for income taxes and other” on our consolidated balance sheets.

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statements of operations. In the three months ended June 30, 2009 and 2008, we recognized $659,000 and $643,000, respectively, and in the six months ended June 30, 2009 and 2008, we recognized $1,308,000 and $1,277,000, respectively, of interest related to the unrecognized tax benefits.

As of June 30, 2009, Taxable REIT Subsidiary (“TRS”) tax returns for the years 2003 through 2008 and REIT tax returns for the years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Stock Appreciation Rights

Stock appreciation rights (“SARs”) are granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR is measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price is lower at the current balance sheet date, previously recognized expense is reversed but not below zero. On March 2, 2009, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer and Michael Fascitelli, our President, each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009. Mr. Roth and Mr. Fascitelli each received gross proceeds of $11,419,000. As a result of the March 2, 2009 exercises, we reversed $34,275,000 of previously recognized SARs compensation expense in the six months ended June 30, 2009. As of June 30, 2009, there are no SARs outstanding. In the three and six months ended June 30, 2008, we reversed $21,950,000 and $21,325,000, respectively, of previously recognized expense, based on our closing stock price of $310.60 at June 30, 2008, compared to $354.50 at March 31, 2008 and $353.25 at December 31, 2007.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Commitments and Contingencies – continued

Paramus

In 2001 we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000. We have a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the loan is 5.92% with interest payable monthly until maturity in October 2011. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years must include the debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

At June 30, 2009, we had approximately $7,998,000 of standby letters of credit that were issued and outstanding.

Other

There are various legal proceedings pending against us that arise in the ordinary course of our business. In our opinion, the outcome of such matters, in the aggregate, will not have a material effect on our financial condition, results of operations or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2009	2008	2009	2008
Net income attributable to common stockholders – basic and diluted	$13,005	$38,454	$59,059	$53,606

Weighted average shares outstanding – basic	5,105,936	5,064,642	5,101,608	5,054,658
Dilutive effect of stock options	—	33,080	2,993	40,745
Weighted average shares outstanding – diluted	5,105,936	5,097,722	5,104,601	5,095,403

Net income per common share - basic	$2.55	$7.59	$11.58	$10.61

Net income per common share - diluted	$2.55	$7.54	$11.57	$10.52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of operations, for the three-month and six-month periods ended June 30, 2009 and 2008 and statements of changes in equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Notes 2 and 3 to the consolidated financial statements, in 2009 the Company changed its method of accounting for minority interest to conform to the FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”), and, retrospectively, adjusted the 2008 consolidated financial statements for the changes.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended prior to retrospective adjustments for the adoption of SFAS 160, (not presented herein); and in our report dated February 23, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

August 2, 2009

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2009 and 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. These trends have continued in 2009. We are currently in an economic recession which has negatively affected substantially all businesses, including ours. Real estate transactions have diminished significantly and capitalization rates have risen. Our real estate portfolio may continue to be affected by declining demand for office and retail space due to bankruptcies, layoffs, downsizing, cost cutting as well as general economic conditions, which would result in lower occupancy rates and effective rents and a corresponding decrease in net income, funds from operations and cash flow. During the first half of 2009, our allowance for doubtful accounts increased, primarily related to Circuit City, which filed for bankruptcy in 2008 and rejected its lease at Rego Park I in March 2009. It is not possible for us to quantify the impact of the above trends, which may persist for the remainder of 2009 and beyond, on our future financial results.

Stock Appreciation Rights (“SARs”)

On March 2, 2009, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer and Michael Fascitelli, our President, each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009. Mr. Roth and Mr. Fascitelli each received gross proceeds of $11,419,000. As a result of the March 2, 2009 exercises, we reversed $34,275,000 of previously recognized SARs compensation expense. As of June 30, 2009, there are no SARs outstanding. In the three and six months ended June 30, 2008, we reversed $21,950,000 and $21,325,000, respectively, of previously recognized expense, based on our closing stock price of $310.60 at June 30, 2008, compared to $354.50 at March 31, 2008 and $353.25 at December 31, 2007.

Flushing

In February 2009, we sub-leased the Flushing property to a developer for the remainder of our ground lease term.

Rego Park I

On March 10, 2009, we repaid the $78,246,000 outstanding balance of the Rego Park I mortgage loan which was scheduled to mature in June 2009, and simultaneously completed a refinancing in the same amount. The new loan bears interest at 75 basis points, is secured by the property and is 100% cash collateralized. The proceeds of the new loan were placed in a non-interest bearing restricted mortgage escrow account. The loan is pre-payable at any time without penalty.

731 Lexington Avenue

On March 25, 2009, Citibank N.A. completed the assignment of its lease aggregating 176,000 square feet to Bloomberg L.P., which now occupies all of the office space at this property.

Rego Park II

The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. As of June 30, 2009, we have leased 138,000 square feet to Home Depot, 134,000 square feet to Century 21 department store, and 132,000 square feet to Kohl’s, (collectively, the “anchor tenants”). During the quarter ended June 30, 2009, we tendered possession to our anchor tenants and placed that portion of the asset into service; accordingly, we transferred approximately $222,000,000 from “Construction in progress” to “Buildings, leaseholds and leasehold improvements.”

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

Recently Issued Accounting Literature

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R became effective for all transactions entered into, on or after January 1, 2009. The adoption of SFAS 141R on January 1 2009, did not have any effect on our consolidated financial statements.

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

On May 28, 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  Although SFAS 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated.  SFAS 165 became effective on June 30, 2009.  We have evaluated subsequent events through August 2, 2009 for this quarterly report on Form 10-Q for the quarter ended June 30, 2009.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  SFAS 167 becomes effective for all new and existing VIEs on January 1, 2010.  The adoption of SFAS 167 will not have a material effect on our consolidated financial statements.

On June 29, 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS 168 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS 168 and the Codification on September 30, 2009 will not have a material effect on our consolidated financial statements.

Significant Tenants

Bloomberg L.P. accounted for approximately 34% and 31% of our consolidated revenues in the three months ended June 30, 2009 and 2008, respectively, and 34% and 32% of our consolidated revenues in the six months ended June 30, 2009 and 2008, respectively. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Net income attributable to common stockholders for the quarter ended June 30, 2009 was $13,005,000, compared to $38,454,000 for the quarter ended June 30, 2008. Net income attributable to common stockholders for the quarter ended June 30, 2008 includes $21,950,000 for the reversal of a portion of previously recognized SARs compensation expense.

Property Rentals

Property rentals were $37,878,000 in the quarter ended June 30, 2009, compared to $35,413,000 in the prior year’s quarter, an increase of $2,465,000. This increase was primarily attributable to tendering possession to our anchor tenants at the Rego Park II property, whose space was placed into service during the quarter ended June 30, 2009.

Expense Reimbursements

Tenant expense reimbursements were $16,997,000 in the quarter ended June 30, 2009, compared to $16,065,000 in the prior year’s quarter, an increase of $932,000. This increase was primarily due to reimbursements for higher real estate taxes.

Operating Expenses

Operating expenses were $18,252,000 in the quarter ended June 30, 2009, compared to $17,371,000 in the prior year’s quarter, an increase of $881,000. This increase was primarily due to higher real estate taxes.

General and Administrative Expenses

Excluding $21,950,000 for the reversal of previously recognized SARs compensation expense in the quarter ended June 30, 2008, general and administrative expenses decreased by $245,000 from the prior year’s quarter.

Depreciation and Amortization

Depreciation and amortization was $6,841,000 in the quarter ended June 30, 2009, compared to $5,608,000 in the prior year’s quarter, an increase of $1,233,000. This increase was primarily due to depreciation on the portion of the asset placed into service at Rego Park II.

Interest and Other Income, net

Interest and other income, net was $668,000 in the quarter ended June 30, 2009, compared to $5,607,000 in the prior year’s quarter, a decrease of $4,939,000. This decrease was primarily comprised of (i) $1,784,000 from lower average yields on investments, from 2.25% in the quarter ended June 30, 2008, to 0.61% in the quarter ended June 30, 2009, (ii) $1,872,000 for the net gain on the sale of real estate tax abatement certificates in 2008, and (iii) $988,000 from lower average cash balances of $175,730,000 at an average yield of 2.25%.

Interest and Debt Expense

Interest and debt expense was $15,950,000 in the quarter ended June 30, 2009, compared to $15,562,000 in the prior year’s quarter, an increase of $388,000. This increase was due to $2,136,000 of lower capitalized interest as a result of placing a portion of the Rego Park II property in service during the quarter ended June 30, 2009, partially offset by $1,716,000 of interest savings, primarily from the refinancing of the Rego Park I mortgage loan on March 10, 2009.

Income Tax Expense of the Taxable REIT Subsidiary

Income tax expense was $30,000 in the quarter ended June 30, 2009, compared to $622,000 in the prior year’s quarter, a decrease of $592,000. The decrease was due to the liquidation of 731 Residential LLC, our taxable REIT subsidiary, in September 2008.

Net (Income) Loss Attributable to the Noncontrolling Interest

Net (income) loss attributable to the noncontrolling interest represents our venture partner’s 75% pro rata share of income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Net income attributable to common stockholders for the six months ended June 30, 2009 was $59,059,000, compared to $53,606,000 for the six months ended June 30, 2008. Net income attributable to common stockholders for the six months ended June 30, 2009 includes $34,275,000 for the reversal of a portion of previously recognized SARs compensation expense, compared to $21,325,000 for such reversal in the six months ended June 30, 2008.

Property Rentals

Property rentals were $74,075,000 in the six months ended June 30, 2009, compared to $71,446,000 in the prior year’s six months, an increase of $2,629,000. This increase was primarily attributable to tendering possession to our anchor tenants at the Rego Park II property, whose space was placed into service during the quarter ended June 30, 2009.

Expense Reimbursements

Tenant expense reimbursements were $33,890,000 in the six months ended June 30, 2009, compared to $31,798,000 in the prior year’s six months, an increase of $2,092,000. This increase was primarily due to reimbursements for higher real estate taxes.

Operating Expenses

Operating expenses were $37,287,000 in the six months ended June 30, 2009, compared to $35,038,000 in the prior year’s six months, an increase of $2,249,000. This increase was primarily due to higher real estate taxes.

General and Administrative Expenses

Excluding (i) $34,275,000 and $21,325,000 for the reversal of a portion of previously recognized SARs compensation expense in the six months ended June 30, 2009 and 2008, respectively, and (ii) $1,407,000 for the write-off of previously capitalized costs at our Flushing property, in the six months ended June 30, 2009, general and administrative expenses decreased by $282,000 from the prior year’s six months.

Depreciation and Amortization

Depreciation and amortization was $12,558,000 in the six months ended June 30, 2009, compared to $11,209,000 in the six months ended June 30, 2008, an increase of $1,349,000. This increase was primarily due to depreciation on the portion of the asset placed into service at Rego Park II.

Interest and Other Income, net

Interest and other income, net was $1,632,000 in the six months ended June 30, 2009, compared to $10,023,000 in the prior year’s six months, a decrease of $8,391,000. This decrease was primarily comprised of (i) $5,112,000 from lower average yields on investments, from 2.74% in the six months ended June 30, 2008, to 0.59% in the six months ended June 30, 2009, (ii) $1,872,000 for the net gain on the sale of real estate tax abatement certificates in 2008, and (iii) $1,254,000 from lower average cash balances of $91,530,000 at an average yield of 2.74%.

Interest and Debt Expense

Interest and debt expense was $30,846,000 in the six months ended June 30, 2009, compared to $31,243,000 in the prior year’s six months, a decrease of $397,000. This decrease was primarily comprised of (i) interest savings of $2,354,000, principally from the refinancing of the Rego Park I mortgage loan on March 10, 2009 and (ii) a $324,000 decrease in interest on the leasing commissions due to Vornado, mainly due to a lower rate in the current period, partially offset by (iii) $2,246,000 of lower capitalized interest as a result of placing a portion of the Rego Park II property in service during the current period.

Income Tax Expense of the Taxable REIT Subsidiary

Income tax expense was $118,000 in the six months ended June 30, 2009, compared to $1,124,000 in the six months ended June 30, 2008, a decrease of $1,006,000. This decrease was due to the liquidation of 731 Residential LLC, our taxable REIT subsidiary, in September 2008.

Net (Income) Loss Attributable to the Noncontrolling Interest

Net (income) loss attributable to the noncontrolling interest represents our venture partner’s 75% pro rata share of net income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Liquidity and Capital Resources

We anticipate that cash from operations, together with existing cash balances, will be adequate to fund our business operations, recurring capital expenditures, and debt amortization over the next twelve months.

Rego Park II Development Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be substantially completed by the end of this year and estimated to cost approximately $410,000,000, of which $332,532,000 has been expended as of June 30, 2009. As of June 30, 2009, $217,054,000 was drawn on the $350,000,000 construction loan. The loan has an interest rate of LIBOR plus 1.20% (1.52% at June 30, 2009), and matures in December 2010, with a one-year extension option. As of June 30, 2009, we have leased 138,000 square feet to Home Depot, 134,000 square feet to Century 21 department store, and 132,000 square feet to Kohl’s, (collectively, the “anchor tenants”). During the quarter ended June 30, 2009, we tendered possession to our anchor tenants and placed that portion of the asset into service. There can be no assurance that the balance of the project will be completed, completed on time, or completed for the budgeted amount.

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

Liquidity and Capital Resources - continued

Cash Flows

Rental income from our properties is our principal source of operating cash flow. Our property rental income is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, non-development capital improvements and interest expense. Other sources of liquidity to fund our cash requirements include our existing cash, proceeds from debt financings, including mortgage or construction loans secured by our properties, and proceeds from asset sales.

Six Months Ended June 30, 2009

Cash and cash equivalents were $438,669,000 at June 30, 2009, compared to $515,940,000 at December 31, 2008, a decrease of $77,271,000. This decrease resulted from $118,280,000 of net cash used in investing activities, partially offset $28,617,000 of net cash provided by financing activities and $12,392,000 of net cash provided by operating activities.

Net cash provided by operating activities of $12,392,000 was comprised of net income of $59,286,000, partially offset by adjustments for non-cash items of $26,755,000 and the net change in operating assets and liabilities of $20,139,000. The adjustments for non-cash items were comprised of (i) a reversal of the liability for SARs compensation expense of $34,275,000 and (ii) straight-lining of rental income of $8,383,000, partially offset by (iii) depreciation and amortization of $14,019,000 and (iv) other non-cash adjustments of $1,884,000, primarily due to a $1,407,000 write-off of previously capitalized costs at our Flushing property. The net change in operating assets and liabilities of $20,139,000 included a $22,838,000 payment for SARs compensation expense.

Net cash used in investing activities of $118,280,000 was primarily comprised of restricted cash of $80,695,000, primarily related to the fully cash-collateralized mortgage at Rego Park I, and capital expenditures of $37,585,000, primarily related to the development of our Rego Park II project.

Net cash provided by financing activities of $28,617,000 was primarily comprised of borrowings under the construction loan to fund expenditures at our Rego Park II project. Financing activities also include the $78,246,000 refinancing of the Rego Park I mortgage loan.

Six Months Ended June 30, 2008

Cash and cash equivalents were $590,036,000 at June 30, 2008, compared to $560,231,000 at December 31, 2007, an increase of $29,805,000. This increase resulted from $39,485,000 of net cash provided by operating activities and $49,460,000 of net cash provided by financing activities, partially offset by $59,140,000 of net cash used in investing activities.

Net cash provided by operating activities of $39,485,000 was comprised of (i) net income of $53,326,000 and (ii) the net change in operating assets and liabilities of $2,409,000, partially offset by (iii) adjustments for non-cash items of $16,250,000. The adjustments for non-cash items were primarily comprised of (a) a $21,325,000 reversal of previously recognized stock appreciation rights compensation expense, (b) $5,586,000 for the straight-lining of rental income and (c) a net gain on the sale of real estate tax abatement certificates of $1,872,000, partially offset by (d) depreciation and amortization of $12,533,000.

Net cash used in investing activities of $59,140,000 was primarily comprised of capital expenditures of $61,654,000 primarily related to the development of our Rego Park II project, partially offset by proceeds from the sale of real estate tax abatement certificates of $2,986,000.

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

FFO Attributable to Common Stockholders for the Three and Six Months Ended June 30, 2009 and 2008

FFO attributable to common stockholders for the quarter ended June 30, 2009 was $19,717,000, or $3.86 per diluted share, compared to $44,264,000, or $8.68 per diluted share, for the quarter ended June 30, 2008. FFO attributable to common stockholders for the quarter ended June 30, 2008 includes $21,950,000, or $4.31 per diluted share, for the reversal of previously recognized SARs compensation expense.

FFO attributable to common stockholders for the six months ended June 30, 2009 was $71,360,000 or $13.98 per diluted share, compared to $64,617,000, or $12.68 per diluted share, for the six months ended June 30, 2008. FFO for the six months ended June 30, 2009 and 2008 includes $34,275,000, or $6.71 per diluted share, and $21,325,000, or $4.19 per diluted share, respectively, for the reversal of previously recognized SARs compensation expense.

The following table reconciles our net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2009	2008	2009	2008

Net income attributable to Alexander’s	$13,005	$38,454	$59,059	$53,606
Depreciation and amortization of real property	6,712	5,810	12,301	11,011
FFO attributable to common stockholders	$19,717	$44,264	$71,360	$64,617

FFO attributable to common stockholders per diluted share	$3.86	$8.68	$13.98	$12.68

Weighted average shares used in computing FFO per diluted share	5,105,936	5,097,722	5,104,601	5,095,403

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of June 30, 2009	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable	$274,570	1.83%	$2,746
Fixed Rate	1,032,025	5.31%	—
	$1,306,595		$2,746

Total effect on diluted earnings per share			$0.54

As of June 30, 2009, the fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, was less than the aggregate carrying amount by approximately $175,813,000. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with our legal counsel, the outcome of such matters, in the aggregate, will not have a material effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 14, 2009, we held our Annual Meeting of Stockholders. Two proposals were presented to our stockholders for approval. The results of the voting are shown below:

(i)	The election of three nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualified.

Nominees	Votes Cast For	Votes Withheld

David Mandelbaum	4,931,959	48,858
Arthur I. Sonnenblick	4,951,746	29,071
Richard R. West	4,952,368	28,449

      In addition to the three nominees elected above, Steven Roth, Michael Fascitelli, Thomas R. DiBenedetto, Neil Underberg, Dr. Richard R. West and Russell B. Wight, Jr. continue to serve as Directors after the meeting.

There were no abstentions or broker non-votes.

(ii)	The ratification of the appointment of Deloitte & Touche LLP as our independent auditors.

Votes Cast For	Votes Cast Against	Abstentions

4,976,806	3,355	656

There were no broker non-votes.

PART II.	OTHER INFORMATION - continued

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: August 3, 2009	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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

*

	* **		___________________ Incorporated by reference. Management contract or compensatory agreement.

10.8		-

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

*
	* **		___________________ Incorporated by reference. Management contract or compensatory agreement.

10.39	**	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*

10.40		-

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

*

	* **		___________________ Incorporated by reference. Management contract or compensatory agreement.

10.48		-

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

First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.51		-

Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.52		-

Rego II Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s of Rego Park II, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.53		-

Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.54		-

Rego II Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007 filed on February 25, 2008

*

10.55		-

Loan Agreement dated as of March 10, 2009 between Alexander’s Rego Park Shopping Center Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.56		-

Amended and Restated Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rentals by and between Alexander’s Rego Shopping Center, Inc. as Borrower and U.S. Bank National Association as Lender, dated as of March 10, 2009. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.57		-

Amended and Restated Promissory Note dated as of March 10, 2009, by Alexander’s Rego Shopping Center Inc., in favor of U.S. Bank National Association. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.58		-

Cash Pledge Agreement dated as of March 10, 2009, executed by Alexander’s Rego Shopping Center Inc. to and for the benefit of U.S. Bank National Association. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

	*		___________________ Incorporated by reference.

10.59		-

Lease dated as of February 7, 2005, by and between 731 Office One LLC, as Landlord, and Citibank, N.A., as Tenant. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.60		-

Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

15.1		-	Letter regarding unaudited interim financial information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

	*		___________________ Incorporated by reference.