Form 10-Q
period 2009-09-30
ALEXANDERS INC
filed 2009-11-02
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2009, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Real estate, at cost:
Land	$74,974	$74,974
Buildings, leaseholds and leasehold improvements	827,843	598,114
Construction in progress	112,473	294,887
Total	1,015,290	967,975
Accumulated depreciation and amortization	(127,153)	(114,235)
Real estate, net	888,137	853,740
Cash and cash equivalents	436,830	515,940
Restricted cash	88,610	5,057
Accounts receivable, net of allowance for doubtful accounts of $1,434 and $1,357, respectively	2,363	6,580
Receivable arising from the straight-lining of rents	153,890	137,117
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $50,090 and $38,698, respectively)	71,515	61,525
Deferred debt issuance costs, net of accumulated amortization of $14,500 and $13,120, respectively	12,558	12,910
Other assets	29,572	10,699
TOTAL ASSETS	$1,683,475	$1,603,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,266,306	$1,221,255
Accounts payable and accrued expenses	52,242	51,192
Amounts due to Vornado	57,197	44,086
Liability for income taxes and other	8,270	48,826
Liability for stock appreciation rights	—	57,458
TOTAL LIABILITIES	1,384,015	1,422,817

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding 5,105,936 shares and 5,091,590 shares, respectively	5,173	5,173
Additional capital	31,501	30,647
Retained earnings	260,819	143,731
	297,493	179,551
Treasury stock 67,514 and 81,860 shares, at cost	(375)	(455)
Total Alexander’s equity	297,118	179,096
Noncontrolling interest in consolidated subsidiary	2,342	1,655
Total equity	299,460	180,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,683,475	$1,603,568

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Property rentals	$40,762	$35,154	$114,837	$106,600
Expense reimbursements	17,648	17,799	51,538	49,597
Total revenues	58,410	52,953	166,375	156,197

EXPENSES
Operating (including fees to Vornado of $1,226, $1,166, $3,746 and $3,565, respectively)	18,402	19,202	55,689	54,240
General and administrative (including a $34,275 reversal of previously recognized stock appreciation rights (“SARs”) expense in the nine months ended September 30, 2009, and SARs expense of $44,655 and $23,330 in the three and nine months ended September 30, 2008, respectively, and management fees to Vornado of $540 and $1,620 in each three and nine-month period)	1,090	46,190	(29,408)	27,517
Depreciation and amortization	7,328	5,698	19,886	16,907
Total expenses	26,820	71,090	46,167	98,664

OPERATING INCOME (LOSS)	31,590	(18,137)	120,208	57,533

Interest and other income, net	758	2,973	2,390	12,996
Interest and debt expense	(10,924)	(15,546)	(41,770)	(46,789)
Income (loss) before income taxes	21,424	(30,710)	80,828	23,740
Income tax benefit (expense)	37,065	(276)	36,947	(1,400)
Net income (loss)	58,489	(30,986)	117,775	22,340
Net income attributable to the noncontrolling interest	(460)	(457)	(687)	(177)
Net income (loss) attributable to Alexander’s	$58,029	$(31,443)	$117,088	$22,163

Net income (loss) per common share - basic	$11.37	$(6.20)	$22.94	$4.38

Net income (loss) per common share - diluted	$11.37	$(6.20)	$22.94	$4.35

Dividends declared per common share	$—	$7.00	$—	$7.00

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Capital	Retained Earnings	Treasury Stock	Total Alexander’s Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2007	$5,173	$27,636	$103,014	$(720)	$135,103	$2,323	$137,426
Net income	—	—	22,163	—	22,163	177	22,340
Special cash dividend ($7.00 per share)	—	—	(35,571)	—	(35,571)	—	(35,571)
Distributions	—	—	—	—	—	(675)	(675)
Common shares issued under option plan	—	2,375	—	203	2,578	—	2,578
Balance, September 30, 2008	$5,173	$30,011	$89,606	$(517)	$124,273	$1,825	$126,098

Balance, December 31, 2008	$5,173	$30,647	$143,731	$(455)	$179,096	$1,655	$180,751
Net income	—	—	117,088	—	117,088	687	117,775
Common shares issued under option plan	—	854	—	80	934	—	934
Balance, September 30, 2009	$5,173	$31,501	$260,819	$(375)	$297,118	$2,342	$299,460

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008

Net income	$117,775	$22,340
Adjustments to reconcile net income to net cash provided by operating activities:
Liability for stock appreciation rights	(34,275)	23,330
Depreciation and amortization (including amortization of debt issuance costs)	22,198	18,897
Straight-lining of rental income	(16,773)	(7,916)
Reversal of income tax liability	(42,472)	(625)
Other non-cash adjustments	1,884	(1,872)
Change in operating assets and liabilities:
Accounts receivable, net	4,217	2,635
Other assets	(20,262)	(3,388)
Payment for stock appreciation rights	(22,838)	(32,440)
Liability for income taxes	1,986	1,734
Accounts payable and accrued expenses	5,839	4,248
Amounts due to Vornado	(182)	3,048
Other liabilities	(70)	(35)
Net cash provided by operating activities	17,027	29,956

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(83,553)	(3,246)
Construction in progress and real estate additions	(58,427)	(96,702)
Proceeds from the sale of real estate tax abatement certificates	—	2,986
Net cash used in investing activities	(141,980)	(96,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	134,518	87,785
Exercise of stock options	934	2,578
Debt repayments	(89,467)	(10,997)
Debt issuance costs	(142)	—
Distributions to the noncontrolling interest	—	(675)
Net cash provided by financing activities	45,843	78,691

Net (decrease) increase in cash and cash equivalents	(79,110)	11,685
Cash and cash equivalents at beginning of period	515,940	560,231
Cash and cash equivalents at end of period	$436,830	$571,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $3,099 and $7,575 have been capitalized)	$43,946	$50,858
Cash payments for income taxes	$123	$2,205
Special dividend declared	$—	$35,571

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

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Effective July 1, 2009, the Financial Accounting Standards Board ("FASB") established the Accounting Standards Codification ("ASC") as the primary source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

Certain prior year balances have been reclassified in order to conform to current year presentation as a result of an update to ASC 810, Consolidation.

We currently operate in one business segment.

3.	Recently Issued Accounting Literature

In December 2007, the FASB issued an update to ASC 805, Business Combinations. The amended guidance contained in ASC 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. The amended guidance also expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. The amended guidance became effective for all transactions entered into, on or after January 1, 2009. The adoption of this guidance on January 1, 2009, did not have any effect on our consolidated financial statements.

In December 2007, the FASB issued an update to ASC 810, Consolidation. The amended guidance contained in ASC 810 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The amended guidance became effective on January 1, 2009 and resulted in (i) the reclassification of our minority interest in consolidated subsidiary to “noncontrolling interest in consolidated subsidiary,” a component of permanent equity on our consolidated balance sheets, and (ii) the reclassification of minority interest expense to “net income attributable to the noncontrolling interest” on our consolidated statements of operations.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

On May 28, 2009, the FASB issued ASC 855, Subsequent Events. Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. ASC 855 became effective on June 30, 2009. We have evaluated subsequent events through November 1, 2009 for this quarterly report on Form 10-Q for the quarter ended September 30, 2009.

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

4.	Relationship with Vornado

At September 30, 2009, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $241,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum. The development fee for the Rego Park II project (see Note 5) is estimated to be approximately $17,500,000, of which $3,184,000 has been paid as of September 30, 2009. The balance is due on substantial completion of the construction.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers. Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (3.02% at September 30, 2009).

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

The following is a summary of fees to Vornado that were incurred under the agreements discussed above.

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2009	2008	2009	2008
Company management fees	$750	$750	$2,250	$2,250
Development fees	633	1,933	2,782	5,083
Leasing fees	430	664	14,719	1,768
Property management fees and payments for cleaning, engineering and security services	1,016	956	3,116	2,935
	$2,829	$4,303	$22,867	$12,036

At September 30, 2009, we owed Vornado $41,995,000 for leasing fees, $13,710,000 for the earned portion of the Rego II development fee discussed above, and $1,492,000 for management, property management and cleaning fees.

5.	Rego Park II Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be substantially completed by the end of this year and estimated to cost approximately $410,000,000, of which $344,351,000 has been expended as of September 30, 2009. As of September 30, 2009, we have leased 138,000 square feet to Home Depot (which was assigned to Costco in October 2009), 134,000 square feet to Century 21 department store, and 132,000 square feet to Kohl’s, (collectively, the “anchor tenants”). During the second quarter of 2009, we tendered possession to our anchor tenants and placed that portion of the asset into service; accordingly, we transferred approximately $222,000,000 from “Construction in progress” to “Buildings, leaseholds and leasehold improvements.” There can be no assurance that the balance of the project will be completed, completed on time, or completed for the budgeted amount.

6.	731 Lexington Avenue

On March 25, 2009, Citibank N.A. assigned its lease aggregating 176,000 square feet to Bloomberg L.P., which now occupies all of the office space at this property.

7.	Flushing

In February 2009, we sub-leased the Flushing property to a developer for the remainder of our ground lease term.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Debt

The following is a summary of our outstanding debt.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	September 30, 2009	September 30, 2009		December 31, 2008
$350,000 construction loan, secured by the Rego Park II Shopping Center(1)	Dec. 2010	1.46%	$237,968		$181,695
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	196,374		199,537
First mortgage, secured by the Rego Park I Shopping Center	Mar. 2012	0.75%	78,246	(2)	78,386
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	365,718		373,637
First mortgage, secured by the retail space at the Lexington Avenue property (3)	Jul. 2015	4.93%	320,000		320,000
			$1,266,306		$1,221,255

___________________

(1)	This loan bears interest at LIBOR plus 1.20% and has a one-year extension option.

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

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt. As of September 30, 2009, and December 31, 2008, the estimated fair value of our consolidated debt was less then its carrying amount by approximately $176,484,000 and $118,485,000, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

9.	Liability for Income Taxes

As of September 30, 2009 and December 31, 2008, we had $7,382,000 and $47,868,000, respectively, of unrecognized tax benefits included as a component of “liability for income taxes and other” on our consolidated balance sheets, that if recognized, would result in non-cash income and reduce our effective tax rate. These amounts include $6,423,000 and $9,888,000 of accrued interest as of September 30, 2009 and December 31, 2008, respectively.

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” in our consolidated statements of operations. In the three months ended September 30, 2009 and 2008, we recognized $392,000 and $457,000, respectively, and in the nine months ended September 30, 2009 and 2008, we recognized $1,700,000 and $1,734,000, respectively, of interest related to the unrecognized tax benefits.

On September 30, 2009, we reversed a portion of our liability for income taxes due to the expiration of the applicable statute of limitations and recognized an aggregate of $42,472,000 of income, of which $37,307,000 was included as a component of “income tax benefit (expense)” and $5,165,000 was included as a reduction of “interest and debt expense” on our consolidated statement of operations. In addition, we anticipate a $4,817,000 reduction in the liability for unrecognized tax benefits in the third quarter of 2010, as a result of the expiration of the applicable statute of limitations.

As of September 30, 2009, Taxable REIT Subsidiary (“TRS”) tax returns for the years 2003 through 2008 and REIT tax returns for the years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Stock Appreciation Rights

Stock appreciation rights (“SARs”) were granted at 100% of the market price of our common stock on the date of grant. Compensation expense for each SAR was measured by the excess of stock price at the current balance sheet date over the stock price at the previous balance sheet date. If the stock price was lower at the current balance sheet date, previously recognized expense was reversed but not below zero. On March 2, 2009, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer and Michael Fascitelli, our President, each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009. Mr. Roth and Mr. Fascitelli each received gross proceeds of $11,419,000. As a result of the March 2, 2009 exercises, we reversed $34,275,000 of previously recognized SARs compensation expense. As of September 30, 2009, there were no SARs outstanding. In the three and nine months ended September 30, 2008, we recognized $44,655,000 and $23,330,000, respectively, of SARs compensation expense, based on our closing stock price of $400.00 at September 30, 2008, compared to $310.60 at June 30, 2008 and $353.25 at December 31, 2007, and the exercise of 100,000 of SARs by Mr. Roth on September 15, 2008.

11.	Commitments and Contingencies

Insurance

We carry commercial liability with limits of $300,000,000 per location and all risk property insurance for (i) fire, (ii) flood, (iii) rental loss, (iv) extended coverage, and (v) “acts of terrorism,” as defined in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) of 2007, with respect to our assets, with limits of $1.7 billion per occurrence for all of our properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

Letters of Credit

At September 30, 2009, we had approximately $7,998,000 of standby letters of credit that were issued and outstanding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2009	2008	2009	2008
Net income (loss) attributable to common stockholders – basic and diluted	$58,029	$(31,443)	$117,088	$22,163

Weighted average shares outstanding – basic	5,105,936	5,069,920	5,103,066	5,059,783
Dilutive effect of stock options	—	—	2,072	36,781
Weighted average shares outstanding – diluted	5,105,936	5,069,920	5,105,138	5,096,564

Net income (loss) per common share - basic	$11.37	$(6.20)	$22.94	$4.38

Net income (loss) per common share - diluted	$11.37	$(6.20)	$22.94	$4.35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of operations, for the three-month and nine-month periods ended September 30, 2009 and 2008 and statements of changes in equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Notes 2 and 3 to the consolidated financial statements, in 2009 the Company changed its method of accounting for minority interest to conform to the new accounting guidance on the accounting for noncontrolling interest, and, retrospectively, adjusted the 2008 consolidated financial statements for the changes.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended prior to retrospective adjustments for the adoption of the aforementioned new guidance, (not presented herein); and in our report dated February 23, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 1, 2009

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2009 and 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. These trends and the related economic recession have continued in 2009. This economic recession has negatively affected substantially all businesses, including ours. Real estate transactions have diminished significantly and capitalization rates have risen. The commercial real estate industry may continue to be affected by declining demand for office and retail space due to bankruptcies, layoffs, downsizing, cost cutting as well as general economic conditions, which would result in lower occupancy rates and effective rents and a corresponding decrease in net income, funds from operations and cash flow. It is not possible for us to quantify the impact of the above trends, which may persist for the remainder of 2009 and beyond, on our future financial results.

Stock Appreciation Rights (“SARs”)

On March 2, 2009, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer and Michael Fascitelli, our President, each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009. Mr. Roth and Mr. Fascitelli each received gross proceeds of $11,419,000. As a result of the March 2, 2009 exercises, we reversed $34,275,000 of previously recognized SARs compensation expense. As of September 30, 2009, there were no SARs outstanding. In the three and nine months ended September 30, 2008, we recognized $44,655,000 and $23,330,000, respectively, of SARs compensation expense, based on our closing stock price of $400.00 at September 30, 2008, compared to $310.60 at June 30, 2008 and $353.25 at December 31, 2007, and the exercise of 100,000 of SARs by Mr. Roth on September 15, 2008.

Liability for Income Taxes

On September 30, 2009, we reversed a portion of our liability for income taxes due to the expiration of the applicable statute of limitations and recognized an aggregate of $42,472,000 of income, of which $37,307,000 was included as a component of “income tax benefit (expense)” and $5,165,000 was included on a reduction of “interest and debt expense” on our consolidated statement of operations.

Overview - continued

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

Rego Park II

The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. As of September 30, 2009, we have leased 138,000 square feet to Home Depot (which was assigned to Costco in October 2009), 134,000 square feet to Century 21 department store, and 132,000 square feet to Kohl’s, (collectively, the “anchor tenants”). During the second quarter of 2009, we tendered possession to our anchor tenants and placed that portion of the asset into service; accordingly, we transferred approximately $222,000,000 from “Construction in progress” to “Buildings, leaseholds and leasehold improvements.”

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

Recently Issued Accounting Literature

In December 2007, the FASB issued an update to ASC 805, Business Combinations. The amended guidance contained in ASC 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. The amended guidance also expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. The amended guidance became effective for all transactions entered into, on or after January 1, 2009. The adoption of this guidance on January 1, 2009, did not have any effect on our consolidated financial statements.

In December 2007, the FASB issued an update to ASC 810, Consolidation. The amended guidance contained in ASC 810 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The amended guidance became effective on January 1, 2009 and resulted in (i) the reclassification of our minority interest in consolidated subsidiary to “noncontrolling interest in consolidated subsidiary,” a component of permanent equity on our consolidated balance sheets, and (ii) the reclassification of minority interest expense to “net income attributable to the noncontrolling interest” on our consolidated statements of operations.

On May 28, 2009, the FASB issued ASC 855, Subsequent Events. Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. The ASC 855 became effective on June 30, 2009. We have evaluated subsequent events through November 1, 2009 for this quarterly report on Form 10-Q for the quarter ended September 30, 2009.

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

Significant Tenants

Bloomberg L.P. accounted for approximately 35% and 33% of our consolidated revenues in the three months ended September 30, 2009 and 2008, respectively, and 36% and 32% of our consolidated revenues in the nine months ended September 30, 2009 and 2008, respectively. No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Net income attributable to common stockholders for the quarter ended September 30, 2009 was $58,029,000, compared to a net loss of $31,443,000 for the quarter ended September 30, 2008. Net income attributable to common stockholders for the quarter ended September 30, 2009 includes $42,472,000 of income from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations. Net loss attributable to common stockholders for the quarter ended September 30, 2008 includes $44,655,000 for an accrual of SARs compensation expense.

Property Rentals

Property rentals were $40,762,000 in the quarter ended September 30, 2009, compared to $35,154,000 in the prior year’s quarter, an increase of $5,608,000. This increase was primarily attributable to tendering possession to our anchor tenants at the Rego Park II property, whose space was placed into service during the second quarter of 2009.

Expense Reimbursements

Tenant expense reimbursements were $17,648,000 in the quarter ended September 30, 2009, compared to $17,799,000 in the prior year’s quarter, a decrease of $151,000. This decrease was primarily due to lower operating expenses.

Operating Expenses

Operating expenses were $18,402,000 in the quarter ended September 30, 2009, compared to $19,202,000 in the prior year’s quarter, a decrease of $800,000. This decrease was primarily due to lower operating costs at our Kings Plaza energy plant, partially offset by higher real estate taxes.

General and Administrative Expenses

General and administrative expenses decreased by $33,000 from the prior year’s quarter, excluding $44,655,000 for an accrual of SARs compensation expense and $412,000 for professional fees at our Kings Plaza energy plant joint venture in the quarter ended September 30, 2008.

Depreciation and Amortization

Depreciation and amortization was $7,328,000 in the quarter ended September 30, 2009, compared to $5,698,000 in the prior year’s quarter, an increase of $1,630,000. This increase was primarily due to depreciation on the portion of Rego Park II placed into service during the second quarter of 2009.

Interest and Other Income, net

Interest and other income, net was $758,000 in the quarter ended September 30, 2009, compared to $2,973,000 in the prior year’s quarter, a decrease of $2,215,000. This decrease was primarily comprised of $2,072,000 from lower average yields on investments (0.55% in the quarter ended September 30, 2009 compared to 2.16% in the quarter ended September 30, 2008) and $167,000 from lower average cash balances.

Interest and Debt Expense

Interest and debt expense was $10,924,000 in the quarter ended September 30, 2009, compared to $15,546,000 in the prior year’s quarter, a decrease of $4,622,000. This decrease was primarily due to (i) a $5,165,000 reversal of a portion of the liability for income taxes in the current quarter (which was previously recognized as interest expense), due to the expiration of the applicable statute of limitations, (ii) $1,292,000 of interest savings from the refinancing of the Rego Park I mortgage loan in March 2009, partially offset by (iii) $2,362,000 of lower capitalized interest as a result of placing a portion of the Rego Park II property in service during the second quarter of 2009.

Income Tax Benefit (Expense)

In the quarter ended September 30, 2009, we had an income tax benefit of $37,065,000, compared to an expense of $276,000 in the prior year’s quarter, a decrease of $37,341,000. This decrease was primarily due to a $37,307,000 reversal of a portion of the liability for income taxes in the current quarter, due to the expiration of the applicable statute of limitations.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $460,000 in the three months ended September 30, 2009, compared to $457,000 in the three months ended September 30, 2008 and represents our venture partner’s 75% pro rata share of income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Net income attributable to common stockholders for the nine months ended September 30, 2009 was $117,088,000, compared to $22,163,000 for the nine months ended September 30, 2008. Net income attributable to common stockholders for the nine months ended September 30, 2009 includes $42,472,000 of income from the reversal of a portion of the liability for income taxes, due to the expiration of the applicable statute of limitations, and $34,275,000 of income from the reversal of a portion of previously recognized SARs compensation expense. Net income for the nine months ended September 30, 2008 includes $23,330,000 for an accrual of SARs compensation expense.

Property Rentals

Property rentals were $114,837,000 in the nine months ended September 30, 2009, compared to $106,600,000 in the prior year’s nine months, an increase of $8,237,000. This increase was primarily attributable to tendering possession to our anchor tenants at the Rego Park II property, whose space was placed into service during the second quarter of 2009.

Expense Reimbursements

Tenant expense reimbursements were $51,538,000 in the nine months ended September 30, 2009, compared to $49,597,000 in the prior year’s nine months, an increase of $1,941,000. This increase was primarily due to reimbursements for higher real estate taxes.

Operating Expenses

Operating expenses were $55,689,000 in the nine months ended September 30, 2009, compared to $54,240,000 in the prior year’s nine months, an increase of $1,449,000. This increase was primarily due to higher real estate taxes.

General and Administrative Expenses

General and administrative expenses decreased by $315,000 from the prior year’s nine months, excluding (i) $34,275,000 for the reversal of a portion of previously recognized SARs compensation expense in the current nine month period and $23,330,000 for an accrual of SARs compensation expense in the prior year’s nine month period, (ii) $1,407,000 for the write-off of previously capitalized costs at our Flushing property in the current nine month period and (iii) $412,000 for professional fees at our Kings Plaza energy plant joint venture in the prior year’s nine month period.

Depreciation and Amortization

Depreciation and amortization was $19,886,000 in the nine months ended September 30, 2009, compared to $16,907,000 in the nine months ended September 30, 2008, an increase of $2,979,000. This increase was primarily due to depreciation on the portion of Rego Park II placed into service during 2009.

Interest and Other Income, net

Interest and other income, net was $2,390,000 in the nine months ended September 30, 2009, compared to $12,996,000 in the prior year’s nine months, a decrease of $10,606,000. This decrease was primarily comprised of (i) $7,197,000 from lower average yields on investments (0.58% in the nine months ended September 30, 2009 as compared to 2.58% in the nine months ended September 30, 2009), (ii) $1,872,000 for the net gain on the sale of real estate tax abatement certificates in 2008 and (iii) $1,518,000 from lower average cash balances.

Interest and Debt Expense

Interest and debt expense was $41,770,000 in the nine months ended September 30, 2009, compared to $46,789,000 in the prior year’s nine months, a decrease of $5,019,000. This decrease was primarily comprised of (i) a $5,165,000 reversal of a portion of the liability for income taxes in the current quarter (which was previously recognized as interest expense), due to the expiration of the applicable statute of limitations, (ii) interest savings of $2,933,000 from the refinancing of the Rego Park I mortgage loan in March 2009, and (iii) a $422,000 decrease in interest on the leasing commissions due to Vornado, mainly due to a lower rate in the current period, partially offset by (iv) $4,476,000 of lower capitalized interest as a result of placing a portion of the Rego Park II property into service during 2009.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008 - continued

Income Tax Benefit (Expense)

In the nine months ended September 30, 2009, we had an income tax benefit of $36,947,000, compared to an expense of $1,400,000 in the nine months ended September 30, 2008, a decrease of $38,347,000. This decrease was primarily due to a $37,307,000 reversal of a portion of liability for income taxes in the current year, due to the expiration of the applicable statute of limitations.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $687,000 in the nine months ended September 30, 2009, compared to $177,000 in the nine months ended September 30, 2008, and represents our venture partner’s 75% pro rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Liquidity and Capital Resources

We anticipate that cash flow from operations, together with existing cash balances, will be adequate to fund our business operations, recurring capital expenditures, and debt amortization over the next twelve months.

Rego Park II Development Project

We own approximately 6.6 acres of land adjacent to our Rego Park I property in Queens, New York, which comprises the entire square block bounded by the Horace Harding Service Road (of the Long Island Expressway), 97th Street, 62nd Drive and Junction Boulevard. The development at Rego Park II consists of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. Construction is expected to be substantially completed by the end of this year and estimated to cost approximately $410,000,000, of which $344,351,000 has been expended as of September 30, 2009. As of September 30, 2009, $237,968,000 was drawn on the $350,000,000 construction loan. The loan has an interest rate of LIBOR plus 1.20% (1.46% at September 30, 2009), and matures in December 2010, with a one-year extension option. As of September 30, 2009, we have leased 138,000 square feet to Home Depot (which was assigned to Costco in October 2009), 134,000 square feet to Century 21 department store, and 132,000 square feet to Kohl’s, (collectively, the “anchor tenants”). During the quarter ended June 30, 2009, we tendered possession to our anchor tenants and placed that portion of the asset into service. There can be no assurance that the balance of the project will be completed, completed on time, or completed for the budgeted amount.

Insurance

We carry commercial liability with limits of $300,000,000 per location and all risk property insurance for (i) fire, (ii) flood, (iii) rental loss, (iv) extended coverage, and (v) “acts of terrorism,” as defined in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) of 2007, with respect to our assets, with limits of $1.7 billion per occurrence for all of our properties. To the extent that we incur losses in excess of our insurance coverage, these losses would be borne by us and could be material.

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

Nine Months Ended September 30, 2009

Cash and cash equivalents were $436,830,000 at September 30, 2009, compared to $515,940,000 at December 31, 2008, a decrease of $79,110,000. This decrease resulted from $141,980,000 of net cash used in investing activities, partially offset $45,843,000 of net cash provided by financing activities and $17,027,000 of net cash provided by operating activities.

Net cash provided by operating activities of $17,027,000 was comprised of net income of $117,775,000, partially offset by adjustments for non-cash items of $69,438,000 and the net change in operating assets and liabilities of $31,310,000. The adjustments for non-cash items were comprised of (i) a $42,472,000 reversal of a portion of the liability for income taxes as a result of the expiration of the applicable statute of limitations, (ii) a reversal of the liability for SARs compensation expense of $34,275,000 and (iii) straight-lining of rental income of $16,773,000, partially offset by (iv) depreciation and amortization of $22,198,000 and (v) other non-cash adjustments of $1,884,000, primarily due to a $1,407,000 write-off of previously capitalized costs at our Flushing property. The net change in operating assets and liabilities of $31,310,000 included a $22,838,000 payment for SARs compensation expense.

Net cash used in investing activities of $141,980,000 was primarily comprised of restricted cash of $83,553,000, primarily related to the fully cash-collateralized mortgage at Rego Park I, and capital expenditures of $58,427,000, primarily related to the development of our Rego Park II project.

Net cash provided by financing activities of $45,843,000 was primarily comprised of borrowings under the construction loan to fund expenditures at our Rego Park II project. Financing activities also include the $78,246,000 refinancing of the Rego Park I mortgage loan.

Nine Months Ended September 30, 2008

Cash and cash equivalents were $571,916,000 at September 30, 2008, compared to $560,231,000 at December 31, 2007, an increase of $11,685,000. This increase resulted from $29,956,000 of net cash provided by operating activities and $78,691,000 of net cash provided by financing activities, partially offset by $96,962,000 of net cash used in investing activities.

Net cash provided by operating activities of $29,956,000 was comprised of net income of $22,340,000 and adjustments for non-cash items of $31,814,000, partially offset by the net change in operating assets and liabilities of $24,198,000. The adjustments for non-cash items were primarily comprised of (i) an accrual of stock appreciation rights compensation expense of $23,330,000 and (ii) depreciation and amortization of $18,897,000, partially offset by (iii) $7,916,000 for the straight-lining of rental income and (iv) a net gain on the sale of real estate tax abatement certificates of $1,872,000. The net change in operating assets and liabilities was primarily comprised of a $32,440,000 payment for a portion of the liability for stock appreciation rights.

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

Funds from Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets and GAAP extraordinary items, and to include depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 12 – Income Per Share, in the notes to our consolidated financial statements on page 12 of this Quarterly Report on Form 10-Q.

FFO Attributable to Common Stockholders for the Three and Nine Months Ended September 30, 2009 and 2008

FFO attributable to common stockholders for the quarter ended September 30, 2009 was $65,228,000, or $12.77 per diluted share, compared to a negative $25,856,000, or $5.10 per diluted share, for the quarter ended September 30, 2008. FFO attributable to common stockholders for the quarter ended September 30, 2009 includes $42,472,000, or $8.32 per diluted share, of income from the reversal of a portion of the liability for income taxes, due to the expiration of the applicable statute of limitations. Negative FFO attributable to common stockholders for the quarter ended September 30, 2008 includes $44,655,000 or $8.81 per diluted share, for an accrual of SARs compensation expense.

FFO attributable to common stockholders for the nine months ended September 30, 2009 was $136,588,000, or $26.76 per diluted share, compared to $38,761,000, or $7.61 per diluted share, for the nine months ended September 30, 2008. FFO attributable to common stockholders for the nine months ended September 30, 2009 includes $42,472,000, or $8.32 per diluted share, of income from the reversal of a portion of the liability for income taxes, due to the expiration of the applicable statute of limitations and $34,275,000, or $6.71 per diluted share, of income from the reversal of previously recognized SARs compensation expense. FFO attributable to common stockholders for the nine months ended September 30, 2008 includes $23,330,000, or $4.58 per diluted share, for an accrual of SARs compensation expense.

The following table reconciles our net income to FFO (Negative FFO):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2009	2008	2009	2008

Net income (loss) attributable to Alexander’s	$58,029	$(31,443)	$117,088	$22,163
Depreciation and amortization of real property	7,199	5,587	19,500	16,598
FFO (Negative FFO) attributable to common stockholders	$65,228	$(25,856)	$136,588	$38,761

FFO (Negative FFO) attributable to common stockholders per diluted share	$12.77	$(5.10)	$26.76	$7.61

Weighted average shares used in computing FFO per diluted share	5,105,936	5,069,920	5,105,138	5,096,564

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of September 30, 2009	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable	$295,165	1.76%	$2,952
Fixed Rate	1,028,338	5.30%	—
	$1,323,503		$2,952

Total effect on diluted earnings per share			$0.58

As of September 30, 2009, the fair value of our debt, estimated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt, was less than the aggregate carrying amount by approximately $176,484,000. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: November 2, 2009	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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