Form 10-K
period 2009-12-31
ALEXANDERS INC
filed 2010-02-22
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-6064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incoporation or organization)	(IRS Employer Identification No.)
210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”

in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $554,296,252 at June 30, 2009.

As of December 31, 2009 there were 5,105,936 of the registrant’s common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2010.

_____________________________

(1)     These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2009, portions of which are incorporated by reference herein.  See “Executive Officers of the Registrant” on page 20 of this Annual Report on Form 10‑K for information relating to executive officers.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10‑K.  We also note the following forward-looking statements:  in the case of our development projects, the estimated completion date, estimated project costs and costs to complete.  These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in this Annual Report on Form 10‑K.

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

(i)     the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building, comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants;

(ii)    the Kings Plaza Regional Shopping Center contains 1,351,000 square feet and is located on Flatbush Avenue in Brooklyn.  The center is anchored by a 289,000 square foot Sears department store and a 339,000 square foot Macy’s (owned by Macy’s, Inc.);

(iii)     the Rego Park I shopping center contains 351,000 square feet and is located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 46,000 square foot Bed Bath & Beyond and a 39,000 square foot Marshalls;

(iv)    the Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens.  As of December 31, 2009, 67% of the shopping center is in service and is leased to three anchor tenants: a 137,000 square foot Costco, a 134,000 square foot Century 21 and a 132,000 square foot Kohl’s;

(v)    the Paramus property, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land leased to IKEA Property, Inc.;

(vi)   the Flushing property, a 177,000 square foot building, is located at Roosevelt Avenue and Main Street in Queens and is sub-leased to a developer for the remainder of our ground lease term;

Property to be developed

(vii)   the Rego Park III property is a 3.4 acre land parcel adjacent to our Rego Park II property in Queens at the intersection of Junction Boulevard and the Horace Harding Service Road.

Rego Park II Development Costs

As of December 31, 2009, $367 million was expended under the total construction budget of $410 million.  $266.4 million was drawn on the construction loan, which has an interest rate of LIBOR plus 1.20% (1.48% at December 31, 2009) and matures in December 2010 with a one-year extension option.

Business Environment

The economic recession and illiquidity and volatility in the financial and capital markets have negatively affected substantially all businesses, including ours.  Demand for office and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting.  Real estate transactions and development opportunities have diminished significantly and capitalization rates have risen.  These trends have negatively impacted our financial results during 2008 and 2009.  It is not possible for us to quantify the impact of the above trends, which may continue in 2010 and beyond, on our future financial results.

Significant Tenants

Bloomberg L.P. accounted for 35%, 31% and 32% of our consolidated revenues in the years ended December 31, 2009, 2008 and 2007, respectively.  No other tenant accounted for more than 10% of revenues in any of the last three years.

Relationship with Vornado

At December 31, 2009, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2009, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.4% they indirectly own through Vornado.  Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

We are managed by, and our properties are leased and developed by, Vornado, pursuant to agreements which expire in March of each year and are automatically renewable.  Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties.

At December 31, 2009, we owed Vornado $41,857,000 for leasing fees, $13,961,000 for development fees and $848,000 for management, property management and cleaning fees.

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

Competition

We operate in a highly competitive environment.  All of our properties are located in the greater New York City metropolitan area.  We compete with a large number of property owners and developers.  Principal factors of competition are the amount of rent charged, attractiveness of location and quality and breadth of services provided.  Our success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt as it comes due and on acceptable terms.

Employees

We currently have 79 employees.

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

•      whether we are able to pass some or all of any increases in operating costs through to tenants;

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

•      changes in taxation;

•      changes in zoning laws;

•      government regulation;

•      consequences of any armed conflict involving, or terrorist attack against, the United States;

•      potential liability under environmental or other laws or regulations;

•      natural disasters; and

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

There are many factors that can affect the value of our investments in debt and equity securities, including the state of the capital markets and economy.  The economic recession and illiquidity and volatility in the financial and capital markets have negatively affected substantially all businesses, including ours.  Demand for office and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting.  Real estate transactions and development opportunities have diminished significantly and capitalization rates have risen.  These trends have negatively impacted our financial results during 2008 and 2009.  It is not possible for us to quantify the impact of the above trends, which may continue in 2010 and beyond, on our future financial results.  As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants.  If these market conditions continue, they may limit our ability and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in materially adverse effects on our financial condition and results of operations and the value of our debt and equity securities.

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

Some of our tenants represent a significant portion of our revenues.  Loss of these tenant relationships or deterioration in the tenants’ credit quality could adversely affect our financial condition or results of operation.

Bloomberg L.P. accounted for 35%, 31% and 32% of our consolidated revenues in the years ended December 31, 2009, 2008 and 2007, respectively.  If we were to lose Bloomberg L.P. or any of our other significant tenants or fail to perform our obligations under agreements with these tenants, or if any of these tenants fail or become unable to perform their obligations under the agreements, we expect that any one or more of these events would adversely affect our results of operations and financial condition.

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

Each of our properties has been subjected to varying degrees of environmental assessment at various times.  Except as referenced above, the environmental assessments did not, as of the date of this Annual Report on Form 10-K, reveal any environmental condition material to our business.  However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us.

Some of our potential losses may not be covered by insurance.

We maintain general liability with limits of $300,000,000 per occurrence and in the aggregate and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  There can be no assurance that we will be able to maintain similar levels of insurance coverage in the future in amounts and on terms that are commercially reasonable.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties.

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

All of our revenues come from properties located in the greater New York City metropolitan area.  Like other real estate markets, the real estate market in this area has experienced economic downturns, and we cannot predict how economic conditions will impact this market in either the short or long term.  Continued declines in the economy or a decline in the real estate market in this area could further impact the value of our properties and our financial performance.  The factors affecting economic conditions in this area include:

•      financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•      unemployment levels;

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

WE MAY ACQUIRE OR SELL ADDITIONAL ASSETS OR DEVELOP ADDITIONAL PROPERTIES.  OUR FAILURE OR INABILITY TO CONSUMMATE THESE TRANSACTIONS OR MANAGE THESE TRANSACTIONS COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS.

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

At December 31, 2009, substantially all of the individual properties we own were encumbered by mortgages.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have indebtedness, and this indebtedness, and the cost to service it, may increase and debt refinancing may not be available on acceptable terms.

As of December 31, 2009, total debt outstanding was $1,278,964,000.  Our ratio of total debt to total enterprise value was 52.8% at December 31, 2009.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2009, our scheduled cash payments for principal and interest were $151,210,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default that could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

We may issue stock appreciations rights and other forms of stock-based compensation, and the cash required to settle these awards may impact our liquidity.

As of December 31, 2009, no stock appreciation rights (“SARs”) or other forms of stock-based compensation were outstanding, but we may in the future issue SARs and other forms of stock-based compensation as a form of executive compensation.  The cash required to settle these awards may impact our liquidity.

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

In order to qualify and maintain our qualification as a REIT for federal income tax purposes, we are required, among other conditions, to distribute as dividends to our stockholders, at least 90% of annual REIT taxable income.  As of December 31, 2009, we had reported net operating loss carryover (“NOL”) of $16,939,000, which generally would be available to offset the amount of REIT taxable income that we otherwise would be required to distribute.  However, the NOL reported on the tax returns are not binding on the Internal Revenue Service and are subject to adjustment as a result of future audits. In addition, under Section 382 of the Code, the ability to use our NOL could be limited if, generally, there are significant changes in the ownership of our outstanding stock. Because the balance of our net operating loss carryover (“NOL”) has exceeded taxable income in the past, there was no distribution requirement. In 2010, we expect our taxable income to exceed the $16,939,000 remaining balance of our NOL.  Accordingly, we expect to pay a dividend in 2010 at an amount sufficient to meet the REIT distribution requirement.

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

We are dependent on the efforts of Steven Roth, our Chief Executive Officer, and Michael D. Fascitelli, our President. Although we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our common stock.

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

In addition, Vornado and Interstate (the three general partners of which are both trustees of Vornado and Directors of Alexander’s) together beneficially own approximately 59.6% of our outstanding shares of common stock.  This degree of ownership may also reduce the possibility of a tender offer or an attempt to change control of the Company.

We may change our policies without obtaining the approval of our stockholders.

Our operating and financial policies, including our policies with respect to acquisitions of real estate or other assets, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by our Board of Directors.  Accordingly, our stockholders do not directly control these policies.

OUR OWNERSHIP STRUCTURE AND RELATED-PARTY TRANSACTIONS MAY GIVE RISE TO CONFLICTS OF INTEREST.

Steven Roth, Vornado and Interstate may exercise substantial influence over us.  They and some of our other directors and officers have interests or positions in other entities that may compete with us.

At December 31, 2009, Interstate and its partners owned approximately 7.3% of the common shares of beneficial interest of Vornado and approximately 27.2% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

At December 31, 2009, Vornado owned 32.4% of our outstanding common stock, in addition to the 27.2% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors. Dr. Richard West is a trustee of Vornado and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

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

•        the extent of institutional investor interest in us;

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

Alexander’s has additional shares of its common stock available for future issuance, which could decrease the market price of the common stock currently outstanding.

As of December 31, 2009, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share.  In addition, 895,000 shares are available for future grant under the terms of our 2006 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, SARs or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.       properties

The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2009.

Property	Land Acreage	Building Square Feet	Occupancy Rate	Average Annualized Rent Per Square Foot	Tenants	Lease Expiration/ Option Expiration(s)
Operating Properties:
731 Lexington Avenue
New York, New York
Office		697,000			Bloomberg L.P.	2030/2040
		188,000			Bloomberg L.P.	2015/2020
		885,000	100%	$81.01
Retail		83,000			The Home Depot	2025/2035
		34,000			The Container Store	2021
		27,000			Hennes & Mauritz	2020
		30,000			Various
		174,000	100%	154.64
	1.9	1,059,000

Kings Plaza Regional Shopping Center
Brooklyn, New York		289,000			Sears	2023/2033
		470,000	92%	58.72	111 Mall tenants	Various
		339,000			Macy’s (owned by Macy’s)
		253,000			Lowe’s (ground lessee)	2028-2053
	24.3	1,351,000

Rego Park I
Queens Boulevard and 63rd Rd,		195,000			Sears	2021/2031
Queens, New York		46,000			Bed Bath & Beyond	2013/2021
		39,000			Marshalls	2021
		15,000			Old Navy	2011/2021
		56,000			Vacant
	4.8	351,000	85%	32.28

Rego Park II
Junction Boulevard and Horace Harding Service Rd, Queens, New York
In Service		137,000			Costco	2034/2059
		134,000			Century 21	2030/2050
		132,000			Kohl’s	2030/2050
		403,000	100%	36.25
Under Development		197,000
	6.6	600,000

Routes 4 and 17
Paramus, New Jersey	30.3	—	100%	—	IKEA (ground lessee)	2041

Roosevelt Avenue and Main Street
Queens, New York (ground leased through January 2037)	1.0	177,000	100%	14.99	New World Mall LLC	2027/2037

Property to be Developed:
Rego Park III, adjacent to Rego Park II
Queens, New York	3.4	—	—	—	—	—
		3,538,000

ITEM 2.          PROPERTIES – continued

Operating Properties

731 Lexington Avenue

The 731 Lexington Avenue property, a 1,307,000 square foot multi-use building, comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York, and is situated in the heart of one of Manhattan’s busiest business and shopping districts, with convenient access to several subway and bus lines. The property is located across the street from Bloomingdale’s flagship store and only a few blocks away from Fifth Avenue and 57th Street.  The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants.

The office and retail spaces are encumbered by first mortgage loans with balances of $362,989,000 and $320,000,000, respectively, as of December 31, 2009.  These loans mature in February 2014 and July 2015 and bear interest at 5.33% and 4.93%, respectively.

Kings Plaza Regional Shopping Center

The Kings Plaza Regional Shopping Center contains 1,351,000 square feet and is located on Flatbush Avenue in Brooklyn, New York.  The center is anchored by a 289,000 square foot Sears department store and a 339,000 square foot Macy’s (owned by Macy’s), Inc.  Among the features are a marina, a parking deck (3,739 spaces) and an energy plant that generates electricity for the center.

The following table sets forth lease expirations for the Mall tenants in the center as of December 31, 2009, for each of the next ten years, assuming none of the tenants exercise their renewal options.

	Number of	Square Feet of	Annual Rent of Expiring Leases		Percent of	Percent of 2009 Gross
Year	Expiring Leases	Expiring Leases	Total	Per Square Foot	Total Leased Square Feet	Annual Rentals
Month to month	7	50,764	997,610	19.65	12.4%	4.1%
2010	11	26,855	1,792,918	66.76	6.6%	7.4%
2011	12	29,321	2,148,980	73.29	7.2%	8.8%
2012	13	33,635	2,357,610	70.09	8.2%	9.7%
2013	11	38,863	2,553,246	65.70	9.5%	10.5%
2014	11	43,154	3,176,202	73.60	10.5%	13.1%
2015	4	8,396	520,156	61.95	2.0%	2.1%
2016	7	25,275	1,597,275	63.20	6.2%	6.6%
2017	12	45,327	2,892,553	63.82	11.1%	11.9%
2018	8	27,622	1,879,071	68.03	6.7%	7.7%
2019	11	52,835	2,951,628	55.87	12.8%	12.2%

ITEM 2.          PROPERTIES – continued

Mall store sales were $628 per square foot for the year ended December 31, 2009, a 5.7% decrease from the year ended December 31, 2008.  The following table sets forth the occupancy rate and the average annual rent per square foot for the Mall stores for each of the past five years.

As of December 31,	Occupancy Rate	Average Annual Base Rent Per Square Foot

2009	92%	$59.32
2008	94%	56.86
2007	94%	55.95
2006	94%	52.78
2005	96%	51.15

The center is encumbered by a first mortgage loan with a balance of $183,318,000 at December 31, 2009.  The loan matures in June 2011 and bears interest at 7.46%.

Rego Park I

The Rego Park I shopping center contains 351,000 square feet and is located on Queens Boulevard and 63rd Road in Queens, New York.  The center is anchored by a 195,000 square foot Sears department store, a 46,000 square foot Bed Bath & Beyond and a 39,000 square foot Marshalls.  The shopping center contains a parking deck (1,200 spaces) that provides for paid parking.

On March 10, 2009, we repaid the $78,246,000 outstanding first mortgage loan balance which was scheduled to mature in June 2009 and simultaneously completed a refinancing in the same amount.  The new loan bears interest at 0.75%, is secured by the property and is 100% cash collateralized.  The proceeds of the new loan were placed in a non-interest bearing restricted mortgage escrow account.  The loan is prepayable at any time without penalty.

Rego Park II

The Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of December 31, 2009, 67% of the shopping center is in service and is leased to three anchor tenants: a 137,000 square foot Costco, a 134,000 square foot Century 21 and a 132,000 square foot Kohl’s.  The shopping center contains a parking deck (1,400 spaces) that provides paid parking.

As of December 31, 2009, $367,000,000 was expended under the total construction budget of $410,000,000.  $266,411,000 was drawn on the construction loan, which has an interest rate of LIBOR plus 1.20% (1.48% at December 31, 2009) and matures in December 2010 with a one-year extension option.

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

ITEM 2.          PROPERTIES – continued

Flushing

The Flushing property is located on Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens, New York.  Roosevelt Avenue and Main Street are active shopping districts and there are many national retailers located in the area.  A subway entrance is located directly in front of the property with bus service across the street.  The property comprises a four-floor building containing 177,000 square feet and a parking garage, which is sub-leased to a developer for the remainder of our ground lease term.

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

Property to be Developed
Rego Park III

We own approximately 3.4 acres of land adjacent to our Rego Park II property in Queens, New York, which comprises a one‑quarter square block and is located at the intersection of Junction Boulevard and the Horace Harding Service Road.

The land is currently being used for public paid parking and while the current plans for the development of this parcel are preliminary, it may include up to 80,000 square feet of retail space.  There can be no assurance that this project will commence, be completed, completed on time or completed for the budgeted amount.

Insurance

We maintain general liability with limits of $300,000,000 per occurrence and in the aggregate and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  There can be no assurance that we will be able to maintain similar levels of insurance coverage in the future in amounts and on terms that are commercially reasonable.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties.

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

For a discussion of the litigation concerning our Flushing, New York, property, see “Item 2. Properties – Operating Properties – Flushing.”

For discussion concerning environmental matters, see “Item 1. Business – Environmental Matters.”

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

Name	Age	Principal Occupation, Position and Office (Current and during past five years with the Company unless otherwise stated)

Steven Roth	68

Chairman of the Board of Directors since May 2004 and Chief Executive Officer since
March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief
Executive Officer of Vornado Realty Trust from May 1989 through May 2009;
a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of
Interstate Properties.

Michael D. Fascitelli	53

President since August 2000; Director of the Company since December 1996; Chief
Executive Officer of Vornado Realty Trust since May 2009 and President and Trustee since December 1996; Partner at Goldman Sachs & Co., in charge of its real estate practice, from December 1992 to December 1996; and, prior thereto, Vice President at Goldman Sachs & Co.

Joseph Macnow	64

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

	Year Ended December 31,
	2009		2008
Quarter	High	Low	High	Low
First	$266.93	$125.88	$376.75	$296.01
Second	303.14	160.46	387.75	310.01
Third	325.22	250.00	431.10	289.07
Fourth	314.05	260.15	399.67	133.05

As of December 31, 2009, there were approximately 389 holders of record of our common stock.  In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders. Because the balance of our net operating loss carryover (“NOL”) has exceeded taxable income in the past, there was no distribution requirement. In 2010, we expect our taxable income to exceed the $16,939,000 remaining balance of our NOL.  Accordingly, we expect to pay a dividend in 2010 at an amount sufficient to meet the REIT distribution requirement.

On September 9, 2008, our Board of Directors declared a special dividend of $7.00 per share, or $35,571,000 in the aggregate, which was paid on October 30, 2008, to stockholders of record on October 14, 2008.  The dividend was attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s.

Recent Sales of Unregistered Securities

During 2009, we did not sell any unregistered securities.

Recent Purchases of Equity Securities

During 2009, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index.  The graph assumes that $100 was invested on December 31, 2004 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2004	2005	2006	2007	2008	2009
Alexander’s	100	114	195	164	120	142
S&P 500 Index	100	105	121	128	81	102
The NAREIT All Equity Index	100	112	151	128	80	102

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

	Year Ended December 31,
(Amounts in thousands, except per share data)	2009	2008	2007	2006	2005

Total revenues	$223,529	$211,097	$207,980	$198,772	$187,085

Income (loss) before net gain on sale of condominiums (1)	$132,941	$76,295	$115,509	$(89,334)	$21,298
Net gain on sale of condominiums after income taxes	—	—	—	13,256	60,943
Net income (loss)	132,941	76,295	115,509	(76,078)	82,241
Net (income) loss attributable to the noncontrolling interest	(751)	(7)	(1,168)	1,095	—
Net income (loss) attributable to Alexander’s	$132,190	$76,288	$114,341	$(74,983)	$82,241

Income (loss) per common share:
Income (loss) per common share – basic	$25.90	$15.05	$22.68	$(14.92)	$16.38

Income (loss) per common share – diluted	$25.89	$14.96	$22.44	$(14.92)	$16.19

Balance sheet data:
Total assets	$1,703,769	$1,603,568	$1,532,410	$1,447,242	$1,403,317
Real estate, at cost	1,025,234	967,975	835,081	692,388	699,136
Accumulated depreciation and amortization	132,386	114,235	96,183	80,779	88,976
Debt	1,278,964	1,221,255	1,110,197	1,068,498	1,079,465
Total equity	314,626	180,751	137,426	28,337	103,574

__________________________

(1)     Includes a reversal of SARs compensation expense of $34,275, $20,254 and $43,536 in 2009, 2008 and 2007, respectively, and accruals for SARs compensation expense of $148,613 and $27,588 in 2006 and 2005, respectively.

ITEM 7.       management’s discussion and analysis of financial conditions and results of operations

Overview

Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping properties.  All references to “we,” “us,” “our,” “Company,” and “Alexander’s”, refer to Alexander’s, Inc. and its consolidated subsidiaries.  We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO).  We have seven properties in the greater New York City metropolitan area.

We compete with a large number of property owners and developers.  Our success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt as it comes due and on acceptable terms.

The economic recession and illiquidity and volatility in the financial and capital markets have negatively affected substantially all businesses, including ours.  Demand for office and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting.  Real estate transactions and development opportunities have diminished significantly and capitalization rates have risen.  These trends have negatively impacted our financial results during 2008 and 2009.  It is not possible for us to quantify the impact of the above trends, which may continue in 2010 and beyond, on our future financial results.

Year Ended December 31, 2009 Financial Results Summary

Net income attributable to common stockholders for the year ended December 31, 2009 was $132,190,000, or $25.89 per diluted share, compared to $76,288,000, or $14.96 per diluted share, for the year ended December 31, 2008.  Funds from operations attributable to common stockholders (“FFO”) for the year ended December 31, 2009 was $158,960,000, or $31.14 per diluted share, compared to $99,916,000, or $19.60 per diluted share, for the year ended December 31, 2008.

Net income attributable to common stockholders and FFO for the year ended December 31, 2009 include $42,472,000, or $8.32 per diluted share of income, from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations and $34,275,000, or $6.71 per diluted share, of income from the reversal of a portion of previously recognized stock appreciation rights (“SARs”) compensation expense. Net income attributable to common stockholders and FFO for the year ended December 31, 2008 include $20,254,000, or $3.97 per diluted share, for the reversal of a portion of previously recognized SARs compensation expense.

Quarter Ended December 31, 2009 Financial Results Summary

Net income attributable to common stockholders for the quarter ended December 31, 2009 was $15,102,000, or $2.96 per diluted share, compared to $54,125,000, or $10.60 per diluted share, for the quarter ended December 31, 2008.  Funds from operations attributable to common stockholders (“FFO”) for the quarter ended December 31, 2009 was $22,372,000, or $4.38 per diluted share, compared to $61,155,000, or $11.98 per diluted share, for the quarter ended December 31, 2008.

Net income attributable to common stockholders and FFO for the quarter ended December 31, 2008 include $43,584,000, or $8.54 per diluted share, for the reversal of a portion of previously recognized SARs compensation expense.

Overview – Continued

731 Lexington Avenue

On March 25, 2009, Citibank N.A. completed the assignment of its lease aggregating 176,000 square feet to Bloomberg L.P., which now occupies all of the office space at this property.

Rego Park II

The Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of December 31, 2009, 67% of the shopping center is in service and is leased to three anchor tenants: a 137,000 square foot Costco, a 134,000 square foot Century 21 and a 132,000 square foot Kohl’s. Approximately $235,497,000 was transferred from “Construction in progress” to “Buildings, leaseholds and leasehold improvements” during 2009.

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

SARs

On March 2, 2009, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer and Michael Fascitelli, our President, each exercised 150,000 SARs which were scheduled to expire on March 4, 2009.  Mr. Roth and Mr. Fascitelli each received gross proceeds of $11,419,000.  As a result of the March 2, 2009 exercises, we reversed $34,275,000 of previously recognized SARs compensation expense.  As of December 31, 2009, there were no SARs outstanding.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated financial statements.  This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2009 and 2008, the carrying amount of our real estate, net of accumulated depreciation, was $892,848,000 and $853,740,000, respectively.  Maintenance and repairs are charged to operations as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.

Our properties, including any related intangible assets, are individually reviewed for impairment quarterly, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over our anticipated holding period on an undiscounted basis.  An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value.  Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  If our estimates of the projected future cash flows, our anticipated holding period for properties, or the estimated fair value of properties change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements.  The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,736,000 and $1,357,000 as of December 31, 2009 and 2008, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•     Percentage Rent (revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds) – These rents are recognized only after the contingency has been removed (i.e., the sales threshold has been achieved).

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As of December 31, 2009, there were approximately 389 holders of record of our common stock.  In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders. Because the balance of our net operating loss carryover (“NOL”) has exceeded taxable income in the past, there was no distribution requirement. In 2010, we expect our taxable income to exceed the $16,939,000 remaining balance of our NOL.  Accordingly, we expect to pay a dividend in 2010 at an amount sufficient to meet the REIT distribution requirement.

On September 9, 2008, our Board of Directors declared a special dividend of $7.00 per share, or $35,571,000 in the aggregate, which was paid on October 30, 2008, to stockholders of record on October 14, 2008.  The dividend was attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s.

Prior to its liquidation on September 12, 2008, our wholly owned subsidiary, 731 Residential LLC, was treated as a taxable REIT subsidiary (“TRS”).  The TRS was subject to income tax at regular corporate tax rates.  Our NOL were not available to offset taxable income of the TRS.  In the year ended December 31, 2008, the TRS paid $1,742,000 for income taxes.

Under ASC 740, Income Taxes, deferred income taxes would be recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  As of December 31, 2009 and 2008, there were no deferred tax assets or liabilities on our consolidated balance sheets.

Recently Issued Accounting Literature

On June 12, 2009, the FASB issued an update to ASC 810, Consolidation, which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  The adoption of this guidance on January 1, 2010 did not have any effect on our consolidated financial statements.

In December 2007, the FASB issued an update to ASC 810, Consolidation, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The amended guidance became effective on January 1, 2009 and resulted in (i) the reclassification of our minority interest in consolidated subsidiary to “noncontrolling interest in consolidated subsidiary,” a component of permanent equity on our consolidated balance sheets, and (ii) the reclassification of minority interest expense to “net income attributable to the noncontrolling interest” on our consolidated statements of operations.

In December 2007, the FASB issued an update to ASC 805, Business Combinations, which applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition.  The amended guidance also expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  The amended guidance became effective for all transactions entered into, on or after January 1, 2009.  The adoption of this guidance on January 1, 2009, did not have any effect on our consolidated financial statements.

Results of Operations

Years Ended December 31, 2009 and December 31, 2008

Net income attributable to common stockholders was $132,190,000 for the year ended December 31, 2009, compared to $76,288,000 for the year ended December 31, 2008.  Net income attributable to common stockholders for the year ended December 31, 2009 includes $42,472,000 of income from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations and $34,275,000 of income from the reversal of a portion of previously recognized SARs compensation expense.  Net income attributable to common stockholders for the year ended December 31, 2008 includes $20,254,000 for the reversal of a portion of previously recognized SARs compensation expense.

Property Rentals

Property rentals were $155,275,000 in the year ended December 31, 2009, compared to $143,004,000 in the year ended December 31, 2008, an increase of $12,271,000.  This increase was primarily attributable to anchor tenants at the Rego Park II property whose space was placed into service during the second quarter of 2009.

Expense Reimbursements

Tenant expense reimbursements were $68,254,000 in the year ended December 31, 2009, compared to $68,093,000 in the year ended December 31, 2008, an increase of $161,000.

Operating Expenses

Operating expenses were $73,340,000 in the year ended December 31, 2009, compared to $77,110,000 in the year ended December 31, 2008, a decrease of $3,770,000.  This decrease resulted primarily from a $3,707,000 write-off in 2008 of the receivable arising from the straight-lining of rent in connection with Circuit City’s lease termination at Rego Park I.

General and Administrative Expenses

General and administrative expenses decreased by $1,065,000 from the prior year, excluding (i) $34,275,000 and $20,254,000 for the reversal of a portion of previously recognized SARs compensation expense in the current and prior year, respectively, and (ii) $1,407,000 for the write-off of previously capitalized costs at our Flushing property in the current year.  This decrease resulted primarily from lower professional fees.

Results of Operations - Continued

Depreciation and Amortization

Depreciation and Amortization was $27,284,000 in the year ended December 31, 2009, compared to $24,066,000 in the year ended December 31, 2008, an increase of $3,218,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service during 2009, partially offset by a write-off of $1,430,000 of tenant improvements relating to the Circuit City lease at Rego Park I in 2008.

Interest and Other Income, net

Interest and other income, net was $2,847,000 in the year ended December 31, 2009, compared to $15,222,000 in the prior year, a decrease of $12,375,000.  This decrease was primarily comprised of (i) $8,448,000 from lower average yields on investments (0.48% in the year ended December 31, 2009 as compared to 2.29% in the prior year), (ii) $2,164,000 from lower average cash balances and (iii) $1,872,000 from the net gain on the sale of real estate tax abatement certificates in 2008.

Interest and Debt Expense

Interest and debt expense was $57,992,000 in the year ended December 31, 2009, compared to $62,474,000 in the prior year, a decrease of $4,482,000.  This decrease was primarily comprised of (i) a $5,165,000 reversal of a portion of the liability for income taxes in the current year (which was previously recognized as interest expense), due to the expiration of the applicable statute of limitations, (ii) a $4,237,000 decrease in interest from the refinancing of the Rego Park I mortgage loan in March 2009, (iii) a $1,021,000 decrease in interest on the Rego Park II construction loan, primarily due to a lower average interest rate (1.58% in the year ended December 31, 2009 as compared to 3.81% in the prior year), (iv) a $569,000 decrease in interest on the income tax liability due to the reversal of a portion of the liability in the current year, (v) a $519,000 loss on the early extinguishment of debt and (vi) a $507,000 decrease in interest on the leasing commissions due to Vornado, mainly due to a lower rate in the current period, partially offset by (vii) $7,132,000 of lower capitalized interest as a result of placing a portion of the Rego Park II property into service during 2009.

Income Tax Benefit (Expense)

In the year ended December 31, 2009, we had an income tax benefit of $36,935,000, compared to an expense of $941,000 in the prior year.  This year’s tax benefit was due to the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations.  The prior year’s tax expense relates primarily to the interest income of our taxable REIT subsidiary, which was liquidated during the fourth quarter of 2008.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $751,000 in the year ended December 31, 2009, compared to $7,000 in the prior year, and represents our venture partner’s 75% pro rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Results of Operations – Continued

Years Ended December 31, 2008 and December 31, 2007

Net income attributable to common stockholders was $76,288,000 for the year ended December 31, 2008, compared to $114,341,000 for the year ended December 31, 2007.  Net income attributable to common stockholders for the year ended December 31, 2008 includes $20,254,000 for the reversal of a portion of previously recognized SARs compensation expense, compared to $43,536,000 for such reversal in 2007.

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

Operating Expenses

Operating expenses were $77,110,000 in the year ended December 31, 2008, compared to $70,496,000 in the year ended December 31, 2007, an increase of $6,614,000.  This increase results primarily from (i) a $3,707,000 write-off in 2008 of the Circuit City receivables, primarily related to the straight-lining of rents, (ii) higher real estate taxes of $1,601,000 and (iii) higher bad debt expense of $624,000.

General and Administrative Expenses

Excluding $20,254,000 for the reversal of a portion of SARs compensation expense in the year ended December 31, 2008 and $43,536,000 for such reversal in 2007, general and administrative expenses were higher by $490,000 in the current year.

Depreciation and Amortization

Depreciation and Amortization was $24,066,000 in the year ended December 31, 2008, compared to $22,343,000 in the year ended December 31, 2007, an increase of $1,723,000.  This increase resulted primarily from a write-off of $1,430,000 of tenant improvements relating to the Circuit City lease at Rego Park I.

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

Interest and Debt Expense

Interest and debt expense was $62,474,000 in the year ended December 31, 2008, compared to $65,322,000 in the year ended December 31, 2007, a decrease of $2,848,000.  This decrease was primarily due to higher capitalized interest in 2008 as a result of our Rego Park II development project, partially offset by higher average debt outstanding.

Income Tax Benefit (Expense)

Income tax expense was $941,000 in the year ended December 31, 2008, and relates primarily to the interest income of our taxable REIT subsidiary, which was liquidated during the fourth quarter of 2008.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $7,000 in the year ended December 31, 2008, compared to $1,168,000 in 2007, a decrease of $1,161,000, and represents our venture partner’s 75% pro rata share of net income in our consolidated partially owned entity, the Kings Plaza energy plant joint venture, which became operational in March 2007.  This decrease results primarily from net income attributable to our venture partner for their share of the net gain on the sale of certain “emission reduction credits” in 2007.

Related Party Transactions

Vornado

At December 31, 2009, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.  Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2009, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.4% they indirectly own through Vornado.  Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $241,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with a minimum guaranteed fee of $750,000 per annum.  The development fee for the Rego Park II project is estimated to be approximately $17,500,000, of which $3,371,000 has been paid as of December 31, 2009.  The balance is due on substantial completion of the construction, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1% (3.02% at December 31, 2009).

Related Party Transactions – continued

Other Agreements

We have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

At December 31, 2009, we owed Vornado $41,857,000 for leasing fees, $13,961,000 for development fees and $848,000 for management, property management and cleaning fees.  The following table shows the amounts incurred under the agreements discussed above.

(Amounts in thousands)	Year Ended December 31,
	2009	2008	2007
Company management fees	$3,000	$3,000	$3,000
Development fees	3,215	6,520	6,476
Leasing fees	15,681	2,946	4,411
Property management fees and payments for cleaning, engineering and security services	4,108	4,146	4,530
	$26,004	$16,612	$18,417

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

Other

In the years ended December 31, 2009, 2008 and 2007, Winston & Strawn LLP, a law firm in which Neil Underberg, a member of our Board of Directors, is of counsel, performed legal services for us for which it was paid $94,000, $46,000, and $219,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that cash from operations, together with existing cash balances, will be adequate to fund our business operations, recurring capital expenditures, debt amortization and expected distributions to stockholders over the next twelve months.

Development Projects

Rego Park II

The Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of December 31, 2009, 67% of the center is in service and $367,000,000 was expended under the total construction budget of $410,000,000.  $266,411,000 was drawn on the construction loan, which has an interest rate of LIBOR plus 1.20% (1.48% at December 31, 2009) and matures in December 2010 with a one-year extension option.  The estimated costs to complete this project are expected to be funded by the existing construction loan.

Insurance

We maintain general liability with limits of $300,000,000 per occurrence and in the aggregate and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  There can be no assurance that we will be able to maintain similar levels of insurance coverage in the future in amounts and on terms that are commercially reasonable.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties.

Dividends

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders.  Because the balance of our NOL has exceeded taxable income in the past, there was no distribution requirement.  In 2010, we expect our taxable income to exceed the $16,939,000 remaining balance of our NOL.  Accordingly, we expect to pay a dividend in 2010 at an amount sufficient to meet the REIT distribution requirement.

LIQUIDITY AND CAPITAL RESOURCES – continued

Debt and Contractual Obligations

Below is a summary of our outstanding debt at December 31, 2009.

(Amounts in thousands)	Balance		Interest Rate	Maturity

Rego Park II (1)	$266,411		1.48%	Dec. 2010
Kings Plaza	183,318	(2)	7.46%	Jun. 2011
Paramus	68,000		5.92%	Oct. 2011
Rego Park I (3)	78,246		0.75%	Mar. 2012
Lexington Office	362,989		5.33%	Feb. 2014
Lexington Retail (4)	320,000		4.93%	Jul. 2015
	$1,278,964

__________________________

(1)     This loan bears interest at LIBOR plus 1.20% and has a one-year extension option.

(2)     On October 20, 2009, we acquired $11,948 of this CMBS debt in the open market for $12,467 in cash, resulting in a $519 net loss on early extinguishment of debt which is included as a component of interest expense on our consolidated statement of income.

(3)     On March 10, 2009, we repaid the $78,246 outstanding balance of the Rego Park I mortgage loan which was scheduled to mature in June 2009 and simultaneously completed a refinancing in the same amount.  The new loan bears interest at 75 basis points, is secured by the property and is 100% cash collateralized.  The proceeds of the new loan were placed in a non-interest bearing restricted mortgage escrow account.  The loan is prepayable at any time without penalty.

(4)     In the event of a substantial casualty, up to $75,000 of this loan may become recourse to us.

Below is a summary of our contractual obligations, including future interest as applicable, as of December 31, 2009.

(Amounts in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Long-term debt obligations	$1,478,229	$342,827	$428,269	$379,241	$327,892
Operating lease obligations	13,821	802	1,605	1,605	9,809
Purchase obligations, primarily construction commitments	4,638	4,638	—	—	—
Other obligations	63,212	17,961	8,000	8,000	29,251
	$1,559,900	$366,228	$437,874	$388,846	$366,952

Commitments:
Standby letters of credit	$7,998	$7,998	$—	$—	$—

The table above excludes $7,450,000 of liabilities for income taxes for which the timing of future cash outflows is uncertain.

LIQUIDITY AND CAPITAL RESOURCES – Continued

Cash Flows

Rental income from our properties is our principal source of operating cash flow.  Property rental income is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents.  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, non-development capital improvements and dividend distributions to our stockholders.  Other sources of liquidity to fund cash requirements include our existing cash, proceeds from debt financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

Year Ended December 31, 2009

Cash and cash equivalents were $412,734,000 at December 31, 2009, compared to $515,940,000 at December 31, 2008, a decrease of $103,206,000.  This decrease resulted from $201,282,000 of net cash used in investing activities, partially offset by $58,497,000 of net cash provided by financing activities and $39,579,000 of net cash provided by operating activities.

Net cash provided by operating activities of $39,579,000 was comprised of net income of $132,941,000, partially offset by adjustments for non-cash items of $67,799,000 and the net change in operating assets and liabilities of $25,563,000.  The adjustments for non-cash items were comprised of (i) a $42,472,000 reversal of a portion of the liability for income taxes, (ii) a reversal of the liability for SARs compensation expense of $34,275,000 and (iii) straight-lining of rental income of $23,381,000, partially offset by (iv) depreciation and amortization of $30,445,000 and (v) other non-cash adjustments of $1,884,000.  The net change in operating assets and liabilities of $25,563,000 included a $22,838,000 payment for SARs compensation expense.

Net cash used in investing activities of $201,282,000 was primarily comprised of restricted cash of $86,427,000, primarily related to the fully cash-collateralized mortgage at Rego Park I, capital expenditures of $74,855,000, primarily related to the development of our Rego Park II project, and short-term investments of $40,000,000.

Net cash provided by financing activities of $58,497,000 was primarily comprised of $162,961,000 of proceeds from a construction loan to fund expenditures for our Rego Park II project, partially offset by repayments of borrowings of $105,252,000.

Year Ended December 31, 2008

Cash and cash equivalents were $515,940,000 at December 31, 2008, compared to $560,231,000 at December 31, 2007, a decrease of $44,291,000.  This decrease resulted from $131,638,000 of net cash used in investing activities, primarily related to capital expenditures at our Rego Park II project, partially offset by $78,088,000 of net cash provided by financing activities and $9,259,000 of net cash provided by operating activities.

Net cash provided by operating activities of $9,259,000 was primarily comprised of (i) net income of $76,295,000, partially offset by, (ii) the net change in operating assets and liabilities of $64,467,000 and (iii) adjustments for non-cash items of $2,569,000.  The net change in operating assets and liabilities was primarily comprised of a $62,808,000 payment for a portion of the liability for SARs compensation expense.  The adjustments for non-cash items were primarily comprised of (a) a reversal of a portion of the liability for SARs compensation expense of $20,254,000 and (b) straight-lining of rental income of $10,113,000, partially offset by (c) depreciation and amortization of $26,719,000.

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

LIQUIDITY AND CAPITAL RESOURCES – Continued

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

Net cash provided by operating activities of $26,292,000 was primarily comprised of (i) net income of $115,509,000, partially offset by, (ii) the net change in operating assets and liabilities of $55,216,000 and (iii) adjustments for non-cash items of $34,001,000.  The net change in operating assets and liabilities was primarily comprised of a $50,465,000 payment for a portion of the liability for SARs compensation expense.  The adjustments for non-cash items were primarily comprised of (a) a reversal of a portion of the liability for SARs compensation expense of $43,536,000 and (b) straight-lining of rental income of $15,456,000, partially offset by (c) depreciation and amortization of $24,991,000.

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

Funds from Operations (“FFO”) for the Years Ended December 31, 2009 and 2008

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

FFO attributable to common stockholders for the year ended December 31, 2009 was $158,960,000, or $31.14 per diluted share, compared to $99,916,000, or $19.60 per diluted share, for the year ended December 31, 2008.  FFO attributable to common stockholders for the year ended December 31, 2009 includes $42,472,000, or $8.32 per diluted share of income from the reversal of a portion of the liability for income taxes, due to the expiration of the applicable statute of limitations and $34,275,000, or $6.71 per diluted share, of income from the reversal of previously recognized SARs compensation expense.  FFO attributable to common stockholders for the year ended December 31, 2008 includes $20,254,000, or $3.97 per diluted share, for the reversal of previously recognized SARs compensation expense.

FFO attributable to common stockholders for the quarter ended December 31, 2009 was $22,372,000, or $4.38 per diluted share, compared to $61,155,000, or $11.98 per diluted share, for the quarter ended December 31, 2008.  FFO attributable to common stockholders for the quarter ended December 31, 2008 includes $43,584,000, or $8.54 per diluted share, for the reversal of previously recognized SARs compensation expense

	For the Year Ended December 31,		For the Quarter Ended December 31,
(Amounts in thousands, except share and per share amounts)	2009	2008	2009	2008

Net income attributable to Alexander’s	$132,190	$76,288	$15,102	$54,125
Depreciation and amortization of real property	26,770	23,628	7,270	7,030
FFO attributable to common stockholders	$158,960	$99,916	$22,372	$61,155

FFO attributable to common stockholders per diluted share	$31.14	$19.60	$4.38	$11.98

Weighted average shares used in computing FFO per diluted share	5,105,370	5,098,529	5,105,936	5,104,745

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of December 31, 2009	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable (including $56,666 due to Vornado)	$323,077	1.75%	$3,231
Fixed Rate	1,012,553	5.28%	—
	$1,335,630		$3,231

Total effect on diluted earnings per share			$0.63

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of December 31, 2009 and 2008, the estimated fair value of our consolidated debt was less than the aggregate carrying amount by approximately $120,129,000 and $118,485,000, respectively.  Our fair value estimates are not necessary indicative of the amounts that would be realized upon disposition of our financial instruments.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander’s, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for minority interest to conform to the new accounting guidance on the accounting for noncontrolling interest, and, retrospectively, adjusted the 2008 and 2007 consolidated financial statements for the changes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 22, 2010

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2009	2008
Real estate, at cost:
Land	$74,974	$74,974
Buildings, leaseholds and leasehold improvements	832,761	598,114
Construction in progress	117,499	294,887
Total	1,025,234	967,975
Accumulated depreciation and amortization	(132,386)	(114,235)
Real estate, net	892,848	853,740
Cash and cash equivalents	412,734	515,940
Short-term investments	40,000	—
Restricted cash	91,484	5,057
Accounts receivable, net of allowance for doubtful accounts of $1,736 and $1,357, respectively	2,159	6,580
Receivable arising from the straight-lining of rents	160,498	137,117
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $50,713 and $38,698, respectively)	71,285	61,525
Deferred debt issuance costs, net of accumulated amortization of $15,349, and $13,120, respectively	11,616	12,910
Other assets	21,145	10,699
Total assets	$1,703,769	$1,603,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,278,964	$1,221,255
Amounts due to Vornado	56,666	44,086
Accounts payable and accrued expenses	45,208	51,192
Liability for income taxes and other	8,305	48,826
Liability for stock appreciation rights	—	57,458
Total Liabilities	1,389,143	1,422,817

Commitments and contingencies

Stockholders’ Equity
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued 5,173,450 shares; outstanding, 5,105,936 and 5,091,590 shares, respectively	5,173	5,173
Additional capital	31,501	30,647
Retained earnings	275,921	143,731
	312,595	179,551
Treasury stock: 67,514 and 81,860 shares, at cost	(375)	(455)
Total Alexander’s equity	312,220	179,096
Noncontrolling interest in consolidated subsidiary	2,406	1,655
Total equity	314,626	180,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,703,769	$1,603,568

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
REVENUES
Property rentals	$155,275	$143,004	$141,629
Expense reimbursements	68,254	68,093	66,351
Total revenues	223,529	211,097	207,980

EXPENSES
Operating (including fees to Vornado of $4,948, $4,986 and $5,370, respectively)	73,340	77,110	70,496
General and administrative (including a reversal of stock appreciation rights (“SARs”) expense of $34,275, $20,254 and $43,536, respectively, and management fees to Vornado of $2,160 in each year)	(28,246)	(14,567)	(38,339)
Depreciation and amortization	27,284	24,066	22,343
Total expenses	72,378	86,609	54,500

OPERATING INCOME	151,151	124,488	153,480

Interest and other income, net	2,847	15,222	27,351
Interest and debt expense	(57,992)	(62,474)	(65,322)
Income before income taxes	96,006	77,236	115,509
Income tax benefit (expense)	36,935	(941)	—
Net income	132,941	76,295	115,509
Net income attributable to the noncontrolling interest	(751)	(7)	(1,168)
Net income attributable to Alexander’s	$132,190	$76,288	$114,341

Net income per common share - basic	$25.90	$15.05	$22.68

Net income per common share - diluted	$25.89	$14.96	$22.44

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock	Additional Capital	Retained Earnings	Treasury Stock	Total Alexander’s Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2007	$5,173	$27,118	$(11,327)	$(765)	$20,199	$1,155	$21,354
Net Income	—	—	114,341	—	114,341	1,168	115,509
Common shares issued under option plan	—	518	—	45	563	—	563
Balance, December 31, 2007	5,173	27,636	103,014	(720)	135,103	2,323	137,426
Net income	—	—	76,288	—	76,288	7	76,295
Special cash dividend ($7.00 per share)	—	—	(35,571)	—	(35,571)	—	(35,571)
Distributions	—	—	—	—	—	(675)	(675)
Common shares issued under option plan	—	3,011	—	265	3,276	—	3,276
Balance, December 31, 2008	5,173	30,647	143,731	(455)	179,096	1,655	180,751
Net income	—	—	132,190	—	132,190	751	132,941
Common shares issued under option plan	—	854	—	80	934	—	934
Balance, December 31, 2009	$5,173	$31,501	$275,921	$(375)	$312,220	$2,406	$314,626

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132,941	$76,295	$115,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	30,445	26,719	24,991
Liability for stock appreciation rights	(34,275)	(20,254)	(43,536)
Straight-lining of rental income	(23,381)	(10,113)	(15,456)
Reversal of income tax liability	(42,472)	(800)	—
Net gain on sale of real estate tax abatement certificates	—	(1,872)	—
Other non-cash adjustments	1,884	3,751	—
Change in operating assets and liabilities:
Accounts receivable, net	4,421	(635)	(2,624)
Other assets	(12,421)	(3,947)	(1,631)
Payment for stock appreciation rights	(22,838)	(62,808)	(50,465)
Accounts payable and accrued expenses	4,668	(4,467)	(8,117)
Income tax liability of taxable REIT subsidiary	2,054	2,549	2,466
Amounts due to Vornado	(1,344)	4,898	5,195
Other liabilities	(103)	(57)	(40)
Net cash provided by operating activities	39,579	9,259	26,292

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(86,427)	(70)	(1,305)
Construction in progress and real estate additions	(74,855)	(134,554)	(110,307)
Purchases of short-term investments	(55,000)	—	—
Proceeds from maturing short-term investments	15,000	—	—
Proceeds from the sale of real estate tax abatement certificates	—	2,986	—
Net cash used in investing activities	(201,282)	(131,638)	(111,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	162,961	125,909	55,786
Debt repayments	(105,252)	(14,851)	(14,087)
Exercise of stock options	934	3,276	563
Debt issuance costs	(146)	—	(12,227)
Payment of special dividend	—	(35,571)	—
Distributions to the noncontrolling interest	—	(675)	—
Net cash provided by financing activities	58,497	78,088	30,035

Net decrease in cash and cash equivalents	(103,206)	(44,291)	(55,285)
Cash and cash equivalents at beginning of year	515,940	560,231	615,516
Cash and cash equivalents at end of year	$412,734	$515,940	$560,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $3,452, $10,584 and $4,567 have been capitalized)	$57,906	$68,097	$64,839
Cash payments for income taxes	$127	$1,742	$1,580
Non-cash additions to real estate included in accounts payable and accrued expenses	$22,409	$33,406	$34,319

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

(i)     the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building, comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants;

(ii)    the Kings Plaza Regional Shopping Center contains 1,351,000 square feet and is located on Flatbush Avenue in Brooklyn.  The center is anchored by a 289,000 square foot Sears department store and a 339,000 square foot Macy’s (owned by Macy’s, Inc.);

(v)      the Rego Park I shopping center contains 351,000 square feet and is located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 46,000 square foot Bed Bath & Beyond and a 39,000 square foot Marshalls;

(vi)    the Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens.  As of December 31, 2009, 67% of the shopping center is in service and is leased to three anchor tenants: a 137,000 square foot Costco, a 134,000 square foot Century 21 and a 132,000 square foot Kohl’s;

(v)    the Paramus property, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land leased to IKEA Property, Inc.;

(vi)   the Flushing property, a 177,000 square foot building, is located at Roosevelt Avenue and Main Street in Queens and is sub-leased to a developer for the remainder of our ground lease term;

Property to be developed

(vii)    the Rego Park III property is a 3.4 acre land parcel adjacent to our Rego Park II property in Queens at the intersection of Junction Boulevard and the Horace Harding Service Road.

We have determined that our properties have similar economic characteristics and meet the criteria which permit the properties to be aggregated into one reportable segment (the leasing, management, development and redeveloping of properties in the greater New York City metropolitan area).  Our chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment.  Net operating income for each property represents net rental revenues less operating expenses.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries.  All significant intercompany amounts have been eliminated.  Our financial statements are prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.  Certain prior year balances have been reclassified in order to conform to current year presentation as a result of an update to ASC 810, Consolidation.  See page 48 for details.

We currently operate in one business segment.

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are charged to operations as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.

Our properties, including any related intangible assets, are individually reviewed for impairment quarterly, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over our anticipated holding period on an undiscounted basis.  An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value.  Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  If our estimates of the projected future cash flows, our anticipated holding period for properties, or the estimated fair value of properties change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements.    The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.  Cash and cash equivalents do not include short-term investments in certificates of deposit with original maturities greater than three months.

Short-term Investments – Short-term investments consist solely of certificates of deposit placed through an account registry service (“CDARS”) with original maturities of 91 to 180 days.  These investments are FDIC insured and classified as available-for-sale.

Restricted Cash – Restricted cash consists of cash held in a non-interest bearing escrow account in connection with our Rego Park I mortgage refinancing, as well as security deposits and other cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Allowance for Doubtful Accounts – We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,736,000 and $1,357,000 as of December 31, 2009 and 2008, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value of Financial Instruments – The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of December 31, 2009 and 2008, the estimated fair value of our consolidated debt was less than its aggregate carrying amount by approximately $120,129,000 and $118,485,000, respectively.  Our fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

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

Percentage Rent (revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds) – These rents are recognized only after the contingency has been removed (i.e., the sales threshold has been achieved).

Expense Reimbursements (revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties) – This revenue is accrued in the same periods as the expenses are incurred.

Parking Income (revenue arising from the rental of parking space at our properties) – This income is recognized as cash is received.

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As of December 31, 2009, there were approximately 389 holders of record of our common stock.  In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders. Because the balance of our net operating loss carryover (“NOL”) has exceeded taxable income in the past, there was no distribution requirement. In 2010, we expect our taxable income to exceed the $16,939,000 remaining balance of our NOL.  Accordingly, we expect to pay a dividend in 2010 at an amount sufficient to meet the REIT distribution requirement.

On September 9, 2008, our Board of Directors declared a special dividend of $7.00 per share, or $35,571,000 in the aggregate, which was paid on October 30, 2008, to stockholders of record on October 14, 2008.  The dividend was attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s.

At December 31, 2009 we have reported NOL for federal tax purposes of approximately $16,939,000, expiring in 2029.  We also have investment and targeted jobs tax credits of approximately $2,754,000 expiring from 2010 to 2014.

The following table reconciles net income to estimated REIT taxable income (loss) for the years ended December 31, 2009, 2008 and 2007.

(Unaudited and in thousands)	Years Ended December 31,
	2009	2008	2007
Net income attributable to Alexander’s	$132,190	$76,288	$114,341
Straight-line rent adjustments	(23,381)	(6,634)	(15,456)
Depreciation and amortization timing differences	1,385	16	(746)
Interest expense	(107)	—	—
Stock appreciation rights compensation expense	(57,113)	(83,973)	(94,739)
Reversal of liability for income taxes	(37,307)	(625)	—
Net income of the TRS	—	(3,165)	(4,090)
Other	(3,395)	(9,521)	1,094
Taxable income (loss)	12,272	(27,614)	404
NOL carry forward beginning balance	(29,211)	(1,597)	(2,001)
NOL carry forward ending balance	$(16,939)	$(29,211)	$(1,597)

At December 31, 2009, the net basis of our assets and liabilities for tax purposes are approximately $181,086,000 lower than the amount reported for financial statement purposes.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Prior to its liquidation on September 12, 2008, our wholly owned subsidiary, 731 Residential LLC, was treated as a taxable REIT subsidiary (“TRS”).  The TRS was subject to income tax at regular corporate tax rates.  Our NOL were not available to offset taxable income of the TRS. In the year ended December 31, 2008, the TRS paid $1,742,000 for income taxes.

Under ASC 740, Income Taxes, deferred income taxes would be recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  As of December 31, 2009 and 2008, there were no deferred tax assets or liabilities on our consolidated balance sheets.

Income Per Share

Basic income per share is computed based on weighted average shares of common stock outstanding during the period.  Diluted income per share is computed based on the weighted average shares of common stock outstanding during the period and assumes all potentially dilutive securities were converted into common stock at the earliest date possible.

Recently Issued Accounting Literature

On June 12, 2009, the FASB issued an update to ASC 810, Consolidation, which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  The adoption of this guidance on January 1, 2010 did not have any effect on our consolidated financial statements.

In December 2007, the FASB issued an update to ASC 810, Consolidation, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The amended guidance became effective on January 1, 2009 and resulted in (i) the reclassification of our minority interest in consolidated subsidiary to “noncontrolling interest in consolidated subsidiary,” a component of permanent equity on our consolidated balance sheets, and (ii) the reclassification of minority interest expense to “net income attributable to the noncontrolling interest” on our consolidated statements of operations.

In December 2007, the FASB issued an update to ASC 805, Business Combinations, which applies to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition.  The amended guidance also expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  The amended guidance became effective for all transactions entered into, on or after January 1, 2009.  The adoption of this guidance on January 1, 2009, did not have any effect on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS

Vornado

At December 31, 2009, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.  Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2009, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.4% they indirectly own through Vornado.  Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $241,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with a minimum guaranteed fee of $750,000 per annum.  The development fee for the Rego Park II project (see note 5) is estimated to be approximately $17,500,000, of which $3,371,000 has been paid as of December 31, 2009.  The remainder is due on substantial completion of the construction, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1.0% (3.02% at December 31, 2009).

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS – continued

Other Agreements

We have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

At December 31, 2009, we owed Vornado $41,857,000 for leasing fees, $13,961,000 for development fees and $848,000 for management, property management and cleaning fees. The following table shows the amounts incurred under the agreements discussed above.

(Amounts in thousands)	Year Ended December 31,
	2009	2008	2007
Company management fees	$3,000	$3,000	$3,000
Development fees	3,215	6,520	6,476
Leasing fees	15,681	2,946	4,411
Property management fees and payments for cleaning, engineering and security services	4,108	4,146	4,530
	$26,004	$16,612	$18,417

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

Other

In the years ended December 31, 2009, 2008 and 2007, Winston & Strawn LLP, a law firm in which Neil Underberg, a member of our Board of Directors, is of counsel, performed legal services for us for which it was paid $94,000, $46,000, and $219,000, respectively.

4.    FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets measured at fair value in our consolidated financial statements consist solely of short-term investments (CDARS classified as available-for-sale) Financial assets measured at fair value as of December 31, 2009 are presented in the table below based on their level in the fair value hierarchy.

		As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$40,000	$40,000	$—	$—

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    REGO PARK II PROJECT

The Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of December 31, 2009, 67% of the shopping center is in service and is leased to three anchor tenants: a 137,000 square foot Costco, a 134,000 square foot Century 21 and a 132,000 square foot Kohl’s.  The shopping center contains a parking deck (1,400 spaces) that provides paid parking.

As of December 31, 2009, $367,000,000 was expended under the total construction budget of $410,000,000.  $266,411,000 was drawn on the construction loan, which has an interest rate of LIBOR plus 1.20% (1.48% at December 31, 2009) and matures in December 2010 with a one-year extension option.

6.    DEBT

The following is a summary of our outstanding debt.

		Interest Rate at	Balance at December 31
(Amounts in thousands)	Maturity	December 31, 2009	2009		2008
$350,000 construction loan, secured by the Rego Park II Shopping Center(1)	Dec. 2010	1.48%	$266,411		$181,695
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	183,318	(2)	199,537
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
First mortgage, secured by the Rego Park I Shopping Center	Mar. 2012	0.75%	78,246	(3)	78,386
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	362,989		373,637
First mortgage, secured by the retail space at the Lexington Avenue property (4)	Jul. 2015	4.93%	320,000		320,000
			$1,278,964		$1,221,255

___________________

(1)     This loan bears interest at LIBOR plus 1.20% and has a one-year extension option.

(2)     On October 20, 2009, we acquired $11,948 of this CMBS debt in the open market for $12,467 in cash, resulting in a $519 net loss on early extinguishment of debt which is included as a component of interest expense on our consolidated statement of income.

(3)     On March 10, 2009, we repaid the $78,246 outstanding balance of the Rego Park I mortgage loan which was scheduled to mature in June 2009 and simultaneously completed a refinancing in the same amount.  The new loan bears interest at 75 basis points, is secured by the property and is 100% cash collateralized.  The proceeds of the new loan were placed in a non-interest bearing restricted mortgage escrow account.  The loan is prepayable at any time without penalty.

(4)     In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.

As of December 31, 2009, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2010	$282,210
2011	258,618
2012	90,711
2013	13,208
2014	314,217
Thereafter	320,000

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $890,289,000 at December 31, 2009.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance to prepay them.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    LIABILITY FOR INCOME TAXES

At December 31, 2009 and 2008, we had $7,450,000 and $47,868,000, respectively, of unrecognized tax benefits included as a component of “liability for income taxes and other” on our consolidated balance sheets, that if recognized, would result in non-cash income and reduce our effective tax rate.  These amounts include $6,529,000 and $9,888,000, of accrued interest, as of December 31, 2009 and 2008, respectively. A reconciliation of the unrecognized tax benefits is summarized in the table below.

(Amounts in thousands)	Amount
Balance at January 1, 2008	$46,119

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2,549
Reduction for tax positions of prior years	(800)
Settlements	—
Balance at December 31, 2008	47,868

Additions based on tax positions related to the current year	247
Additions for tax positions of prior years	1,807
Reduction for tax positions of prior years	(42,472)
Settlements	—
Balance at December 31, 2009	$7,450

We recognize interest related to the unrecognized tax benefits in “interest and debt expense” on our consolidated statement of operations.  During the years ended December 31, 2009 and 2008, we recognized $1,807,000 and $2,549,000, respectively, of interest related to the unrecognized tax benefits.

During 2009 and 2008 we reversed portions of our liability for income taxes as a result of either the expiration of the applicable statute of limitations or the tax positions being examined by the IRS.  Accordingly, we recognized income aggregating $42,472,000 and $800,000 during the years ended December 31, 2009 and 2008, respectively, of which $37,307,000 and $625,000, respectively, were included as a component of “income tax benefit (expense)” (portion previously recognized as income tax expense) and $5,165,000 and $175,000, respectively, were included as a reduction of “interest and debt expense” (portion previously recognized as interest expense) on our consolidated statement of operations.  We anticipate a $4,889,000 reduction in the liability for unrecognized tax benefits in the third quarter of 2010, as a result of the expiration of the applicable statute of limitations.

As of December 31, 2009, Taxable REIT Subsidiary (“TRS”) tax returns for the years 2003 through 2008 and REIT tax returns for the years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

8.    NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

Prior to 2005, we owned and operated an energy plant that generated all of the electrical power at our Kings Plaza Regional Shopping Center.  In April 2005, we contributed this 35 year old plant and $750,000 in cash, for a 25% interest in a joint venture.  In addition, we provided the joint venture with a $15,350,000 loan (eliminated in consolidation).  The joint venture rebuilt the plant at a total cost of approximately $18,350,000 and began operations in March 2007.  Pursuant to ASC Topic 805, Business Combinations, we control the joint venture and accordingly, consolidate its accounts into our consolidated financial statements.

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

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2010	$140,618
2011	141,996
2012	140,925
2013	138,722
2014	135,979
Thereafter	1,556,231

  These future minimum amounts do not include additional rents based on a percentage of tenants’ sales.  For the years ended December 31, 2009, 2008, and 2007, these rents were $633,000, $784,000, and $722,000, respectively.

Bloomberg L.P. accounted for 35%, 31%, and 32% of our consolidated revenues for the years ended December 31, 2009, 2008, and 2007, respectively.  No other tenant accounted for more than 10% of revenues in any of the last three years.

As Lessee

We are a tenant under long-term leases that range from approximately 12 to 21 years.  Future minimum lease payments under these operating leases are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2010	$802
2011	802
2012	803
2013	802
2014	803
Thereafter	9,809

Rent expense is primarily for our Flushing ground lease and was $848,000, $841,000, and $908,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES

Insurance

We maintain general liability with limits of $300,000,000 per occurrence and in the aggregate and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  There can be no assurance that we will be able to maintain similar levels of insurance coverage in the future in amounts and on terms that are commercially reasonable.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties.

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

Letters of Credit

Approximately $7,998,000 of standby letters of credit were issued and outstanding as of December 31, 2009.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK-BASED COMPENSATION

Our Omnibus Stock Plan (the “Plan”), which was approved by our stockholders on May 18, 2006, provides for grants of incentive and non-qualified stock options, restricted stock, SARs and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors (the “Committee”).  At December 31, 2009, there were 895,000 shares available for future grant under the Plan.

We account for all stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation.

Stock Options

Stock options granted had exercise prices equal to 100% of the market price of our common stock on the date of grant and vested on a graduated basis 36 months after grant.

There have been no stock option grants since 1999; accordingly, no compensation expense was recognized during the years ended December 31, 2009, 2008 and 2007.  There were 14,346, 47,640 and 8,000 options exercised during the years ended December 31, 2009, 2008, and 2007, respectively.  Cash received from option exercises in each of the years ended December 31, 2009, 2008 and 2007 was $934,000, $3,276,000 and $563,000, respectively.  Below is a summary of our stock option activity under the Plan for the year ended December 31, 2009:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	14,346	$65.07
Granted	—	—
Exercised	(14,346)	65.07
Cancelled	—	—
Outstanding at December 31, 2009	—

Stock Appreciation Rights (“SARs”)

On September 15 and October 14, 2008, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer, exercised an aggregate of 200,000 SARs which were scheduled to expire on March 4, 2009 and received gross proceeds of $62,809,000.  On March 2, 2009, Mr. Roth and Mr. Fascitelli each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009 and each received gross proceeds of $11,419,000.  These SARs were granted at 100% of the market price of our company’s stock on the date of grant.  As of December 31, 2009, there are no SARs outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2009	2008	2007

Net income attributable to common shareholders – basic and diluted	$132,190	$76,288	$114,341

Weighted average shares outstanding – basic	5,103,790	5,067,426	5,041,572
Dilutive effect of stock options	1,580	31,103	52,916
Weighted average shares outstanding – diluted	5,105,370	5,098,529	5,094,488

Net income per common share – basic	$25.90	$15.05	$22.68

Net income per common share – diluted	$25.89	$14.96	$22.44

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

		Net Income (Loss) Applicable to	Income (Loss) Per Common Share(1)
(Amounts in thousands, except per share amounts)	Revenues	Common Shares	Basic	Diluted
2009
December 31	$57,154	$15,102	$2.96	$2.96
September 30	58,410	58,029	11.37	11.37
June 30	54,875	13,005	2.55	2.55
March 31	53,090	46,054	9.04	9.03

2008
December 31	$54,900	$54,125	$10.63	$10.60
September 30	52,953	(31,443)	(6.20)	(6.20)
June 30	51,478	38,454	7.59	7.54
March 31	51,766	15,152	3.00	2.98

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

The management of Alexander’s, Inc., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 59 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 22, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 22, 2010

ITEM 9b.    other information

None.

PART III

ITEM 10.     directors, executive officers and corporate governance

Information relating to our directors will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2009.  Such information is incorporated by reference herein.  For information concerning our executive officers, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	$	N/A	895,000
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	N/A	$	N/A	895,000

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

Pages in this Annual Report on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended December 31, 2009, 2008 and 2007	64

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2009	65

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

ALEXANDER’S, INC.
(Registrant)

Date: February 22, 2010	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors	February 22, 2010
	(Steven Roth)	(Principal Executive Officer)

By:	/s/Michael D. Fascitelli	President and Director	February 22, 2010
(Michael D. Fascitelli)

By:	/s/Joseph Macnow	Executive Vice President and	February 22, 2010
	(Joseph Macnow)	Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 22, 2010
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 22, 2010
(David Mandelbaum)

By:	/s/Arthur Sonnenblick	Director	February 22, 2010
(Arthur Sonnenblick)

By:	/s/Neil Underberg	Director	February 22, 2010
(Neil Underberg)

By:	/s/Richard R. West	Director	February 22, 2010
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 22, 2010
(Russell B. Wight Jr)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions: Charged Against Operations	Deductions: Uncollectible Accounts Written Off	Balance at End of Year

Allowance for doubtful accounts:
Year Ended December 31, 2009	$1,357	$540	$161	$1,736

Year Ended December 31, 2008	$667	$910	$220	$1,357

Year Ended December 31, 2007	$481	$247	$61	$667

Alexander’s, inc. AND SUBSIDIARIES

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E					COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company (1)			Gross Amount at Which Carried at Close of Period								Life on Which Depreciation
Description	Encumbrances	Land	Building, Leaseholds and Leasehold Improvements	Costs Capitalized Subsequent to Acquisition (2)	Land		Building, Leaseholds and Leasehold Improvements	Construction In Progress	Total (2)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired (1)	in Latest Income Statement is Computed
Commercial Property:
New York, NY
Rego Park I	$78,246	$1,647	$8,953	$47,581		$1,647	$56,534	$—	$58,181	$19,851	1959	1992	5-39 years
Rego Park II	266,411	3,127	1,467	350,655		3,127	235,497	116,625	355,249	3,925	2009	1992	40 years
Rego Park III	—	779	—	555		779	—	555	1,334	—	N/A	1992	26 years
Flushing	—	—	1,660	(107)		—	1,553	—	1,553	495	1975 (3)	1992	26 years
Lexington Avenue	682,989	14,432	12,355	424,808		27,498	424,097	—	451,595	66,975	2003	1992	5-39 years
Kings Plaza Regional Shopping Center	183,318	497	9,542	135,362		30,002	115,080	319	145,401	41,140	1970	1992	7-50 years

Paramus, NJ	68,000	1,441	—	10,313		11,754	—	—	11,754	—	N/A	1992	N/A

Other Properties	—	167	1,804	(1,804	)(4)	167	—	—	167	—	N/A	1992	N/A
TOTAL	$1,278,964	$22,090	$35,781	$967,363		$74,974	$832,761	$117,499	$1,025,234	$132,386

__________________________

(1)     Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).

(2)     The net basis of the Company’s assets and liabilities for tax purposes is approximately $181,086,000 lower than the amount reported for financial statement purposes.

(3)     This date represents the lease acquisition date.

(4)     Cost of fully depreciated assets.

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE III ‑ REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

	December 31,
	2009	2008	2007

REAL ESTATE:
Balance at beginning of period	$967,975	$835,081	$692,388
Additions (deletions) during the period:
Land	—	5,519	—
Buildings, leaseholds and leasehold improvements	238,119	5,043	15,958
Construction in progress	(177,389)	123,079	128,470
	1,028,705	968,722	836,816
Less: Fully depreciated assets	3,471	747	1,735
Balance at end of period	$1,025,234	$967,975	$835,081

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$114,235	$96,183	$80,779
Additions charged to operating expenses	21,622	18,799	17,139
	135,857	114,982	97,918
Less: Fully depreciated assets	3,471	747	1,735
Balance at end of period	$132,386	$114,235	$96,183

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty
Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the
Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant’s
Annual Report on Form 10‑K for the fiscal year ended July 25, 1992

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
Form 10‑K for the year ended December 31, 2001, filed on March 13, 2002

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