Form 10-Q
period 2010-03-31
ALEXANDERS INC
filed 2010-05-03
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

                 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2010, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

ASSETS	March 31, 2010	December 31, 2009
Real estate, at cost:
Land	$74,974	$74,974
Buildings, leaseholds and leasehold improvements	869,450	832,761
Construction in progress	95,481	117,499
Total	1,039,905	1,025,234
Accumulated depreciation and amortization	(138,068)	(132,386)
Real estate, net	901,837	892,848
Cash and cash equivalents	429,519	412,734
Short-term investments	15,000	40,000
Restricted cash	88,158	91,484
Accounts receivable, net of allowance for doubtful accounts of $2,273 and $1,736, respectively	2,847	2,159
Receivable arising from the straight-lining of rents	164,923	160,498
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $50,812 and $50,713, respectively)	70,895	71,285
Deferred debt issuance costs, net of accumulated amortization of $16,203 and $15,349, respectively	10,677	11,616
Other assets	11,976	21,145
Total assets	$1,695,832	$1,703,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,253,369	$1,278,964
Amounts due to Vornado	58,660	56,666
Accounts payable and accrued expenses	45,570	45,208
Liability for income taxes and other	8,491	8,305
Total liabilities	1,366,090	1,389,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding 5,105,936	5,173	5,173
Additional capital	31,501	31,501
Retained earnings	291,035	275,921
	327,709	312,595
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	327,334	312,220
Noncontrolling interest in consolidated subsidiary	2,408	2,406
Total equity	329,742	314,626
Total liabilities and stockholders’ equity	$1,695,832	$1,703,769

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Property rentals	$40,215	$36,197
Expense reimbursements	18,329	16,893
Total revenues	58,544	53,090

EXPENSES:
Operating (including fees to Vornado of $1,242 and $1,232, respectively)	19,056	19,035
General and administrative (including a reversal of stock appreciation rights (“SARs”) expense of $34,275 in 2009, and management fees to Vornado of $540 in each period)	1,124	(31,684)
Depreciation and amortization	7,447	5,717
Total expenses	27,627	(6,932)

OPERATING INCOME	30,917	60,022

Interest and other income, net	283	964
Interest and debt expense	(14,746)	(14,896)
Net loss on early extinguishment of debt	(1,238)	—
Income before income taxes	15,216	46,090
Income tax expense of taxable REIT subsidiary	(100)	(88)
Net income	15,116	46,002
Net (income) loss attributable to the noncontrolling interest	(2)	52
Net income attributable to Alexander’s	$15,114	$46,054

Net income per common share – basic	$2.96	$9.04
Weighted average shares	5,106	5,097

Net income per common share – diluted	$2.96	$9.03
Weighted average shares	5,106	5,103

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

(Amounts in thousands)	Common Stock		Additional	Retained	Treasury	Alexander’s	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2008	5,173	$5,173	$30,647	$143,731	$(455)	$179,096	$1,655	$180,751
Net income (loss)	—	—	—	46,054	—	46,054	(52)	46,002
Common shares issued under option plan	—	—	854	—	80	934	—	934
Balance, March 31, 2009	5,173	$5,173	$31,501	$189,785	$(375)	$226,084	$1,603	$227,687

Balance, December 31, 2009	5,173	$5,173	$31,501	$275,921	$(375)	$312,220	$2,406	$314,626
Net income	—	—	—	15,114	—	15,114	2	15,116
Balance, March 31, 2010	5,173	$5,173	$31,501	$291,035	$(375)	$327,334	$2,408	$329,742

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
Cash Flows from Operating Activities:	2010	2009
Net income	$15,116	$46,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	8,301	6,411
Straight-lining of rental income	(4,425)	(2,579)
Liability for stock appreciation rights	—	(34,275)
Other non-cash adjustments	—	1,884
Change in operating assets and liabilities:
Accounts receivable, net	(584)	3,331
Other assets	9,125	244
Amounts due to Vornado	880	44
Accounts payable and accrued expenses	(4,207)	6,904
Income tax liability of taxable REIT subsidiary	194	649
Payment for stock appreciation rights	—	(22,838)
Other liabilities	(8)	(15)
Net cash provided by operating activities	24,392	5,762

Cash Flows from Investing Activities:
Proceeds from maturing short-term investments	25,000	—
Construction in progress and real estate additions	(10,338)	(21,771)
Restricted cash	3,326	(83,931)
Net cash provided by (used in) investing activities	17,988	(105,702)

Cash Flows from Financing Activities:
Proceeds from borrowings	5,892	91,632
Debt repayments	(31,487)	(82,150)
Exercise of stock options	—	934
Debt issuance costs	—	(151)
Net cash (used in) provided by financing activities	(25,595)	10,265

Net increase (decrease) in cash and cash equivalents	16,785	(89,675)
Cash and cash equivalents at beginning of period	412,734	515,940
Cash and cash equivalents at end of period	$429,519	$426,265

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (of which $665 and $2,270 have been capitalized)	$13,441	$15,056
Cash payments for income taxes	$—	$57

Non-cash Transactions:
Non-cash additions to real estate included in accounts payable and other assets	$4,569	$2,500
Write-off of fully depreciated assets	$527	$6,106

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

2.      Basis of Presentation

The accompanying consolidated financial statements are unaudited and include our accounts and those of our consolidated subsidiaries.  All significant inter-company amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.      Recently Issued Accounting Literature

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The retrospective application of this guidance on January 1, 2010 did not have any effect on our consolidated financial statements.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.     Relationship with Vornado

At March 31, 2010, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $248,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum.  The development fee for the Rego Park II project (see Note 5) is estimated to be approximately $17,500,000, of which $3,599,000 has been paid as of March 31, 2010.  The remainder is due on substantial completion of the construction, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.99% at March 31, 2010).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado that were incurred under the agreements discussed above.

(Amounts in thousands)	Three Months Ended March 31,
	2010	2009
Company management fees	$750	$750
Development fees	855	1,233
Leasing fees	1,333	484
Property management fees and payments for cleaning, engineering and security services	1,032	1,022
	$3,970	$3,489

At March 31, 2010, we owed Vornado $42,190,000 for leasing fees, $14,627,000 for the earned portion of the Rego II development fee and $1,843,000 for management, property management and cleaning fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Rego Park II Project

The Rego Park II property, a newly developed 600,000 square foot center, is located adjacent to our Rego Park I property in Queens, New York.  As of March 31, 2010, 74% of the shopping center is in service and such portion is 100% leased, primarily to three anchor tenants: a 137,000 square foot Costco, a 134,000 square foot Century 21 and a 132,000 square foot Kohl’s.  On April 5, 2010, 47,000 square feet was leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado.  The shopping center contains a parking deck (1,400 spaces) that provides paid parking.

As of March 31, 2010, $379,000,000 was expended under the total construction budget of $410,000,000.  $272,302,000 was drawn on the construction loan, which has an interest rate of LIBOR plus 1.20% (1.45% at March 31, 2010) and matures in December 2010 with a one-year extension option.

6.    Fair Value

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets measured at fair value in our consolidated financial statements consist solely of short-term investments (CDARS classified as available-for-sale) Financial assets measured at fair value as of March 31, 2010 and December 31, 2009 are presented in the table below based on their level in the fair value hierarchy.

		As of March 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$15,000	$15,000	$—	$—

		As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$40,000	$40,000	$—	$—

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Debt

The following is a summary of our outstanding debt.

			Balance at
(Amounts in thousands)	Maturity	Interest Rate at March 31, 2010	March 31, 2010		December 31, 2009
$350,000 construction loan, secured by the Rego Park II Shopping Center(1)	Dec. 2010	1.45%	$272,302		$266,411
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	154,651	(2)	183,318
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
First mortgage, secured by the Rego Park I Shopping Center (100% cash collateralized)	Mar. 2012	0.75%	78,246		78,246
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	360,170		362,989
First mortgage, secured by the retail space at the Lexington Avenue property(3)	Jul. 2015	4.93%	320,000		320,000
			$1,253,369		$1,278,964

_____________________________

(1)     This loan bears interest at LIBOR plus 1.20% and has a one-year extension option.

(2)     On March 5, 2010, we acquired $27,500 of this debt for $28,738 in cash, resulting in a $1,238 net loss on early extinguishment of debt.

(3)     In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.

8.      Liability for Income Taxes

As of March 31, 2010 and December 31, 2009, $7,644,000 and $7,450,000, respectively, is included as a component of “liability for income taxes and other,” resulting from ASC 740, Income Taxes, (“ASC 740 Liability”).  If this liability were reversed, it would result in non-cash income and reduce our effective tax rate.  The ASC 740 Liability includes $6,641,000 and $6,529,000 of accrued interest as of March 31, 2010 and December 31, 2009, respectively.  In the three months ended March 31, 2010 and 2009, we recognized interest of $112,000 and $649,000 (shown as “interest and debt expense” rather than “income tax expense,”) respectively, related to the ASC 740 Liability.  $4,962,000 of the ASC 740 Liability would reverse in the third quarter of 2010 as a result of the expiration of the applicable statute of limitations.

As of March 31, 2010, Taxable REIT Subsidiary (“TRS”) tax returns for the years 2003 through 2009 and REIT tax returns for the years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

9.      Stock Appreciation Rights (“SARs”)

On March 2, 2009, Steven Roth, the Chairman of our Board of Directors and our Chief Executive Officer, and Michael Fascitelli, our President, each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009.  As a result of the March 2, 2009 exercises, $34,275,000 of previously accrued SARs compensation expense was reversed into income.  As of March 31, 2010, there are no SARs outstanding.

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

Letters of Credit

Approximately $7,998,000 of standby letters of credit were issued and outstanding as of March 31, 2010.

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

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2010	2009
Net income attributable to common stockholders – basic and diluted	$15,114	$46,054

Weighted average shares outstanding – basic	5,105,936	5,097,232
Dilutive effect of stock options	—	5,594
Weighted average shares outstanding – diluted	5,105,936	5,102,826

Net income per common share – basic	$2.96	$9.04

Net income per common share – diluted	$2.96	$9.03

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of income, changes in equity and cash flows for the three-month period then ended.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 3, 2010

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  We also note the following forward-looking statements:  in the case of our development project, the estimated completion date, estimated project costs and costs to complete.  These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in our Annual Report on Form 10‑K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2010 and 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The economic recession and illiquidity and volatility in the financial and capital markets during 2008 and 2009 have negatively affected substantially all businesses, including ours.  Although signs of a recovery in 2010 have emerged, it is not possible for us to quantify the timing and impact of such a recovery, or lack thereof, on our future financial results.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.  There have been no significant changes to these policies during 2010.

Recently Issued Accounting Literature

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The retrospective application of this guidance on January 1, 2010 did not have any effect on our consolidated financial statements.

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

Significant Tenants

Bloomberg L.P. accounted for approximately 35% and 34% of our consolidated revenues in each of the three months ended March 31, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Net income attributable to common stockholders for the quarter ended March 31, 2010 was $15,114,000, compared to $46,054,000 for the quarter ended March 31, 2009.  Net income for the quarter ended March 31, 2009 includes $34,275,000 for the reversal of SARs compensation expense.

Property Rentals

Property rentals were $40,215,000 in the quarter ended March 31, 2010, compared to $36,197,000 in the prior year’s quarter, an increase of $4,018,000.  This increase was primarily attributable to our anchor tenants at the Rego Park II property, whose space was placed into service during the second quarter of 2009 and the first quarter of 2010.

Expense Reimbursements

Tenant expense reimbursements were $18,329,000 in the quarter ended March 31, 2010, compared to $16,893,000 in the prior year’s quarter, an increase of $1,436,000. This increase was primarily due to higher real estate taxes and reimbursable operating expenses and additional billings for Kings Plaza energy plant costs related to 2009.

Operating Expenses

Operating expenses were $19,056,000 in the quarter ended March 31, 2010, compared to $19,035,000 in the prior year’s quarter, an increase of $21,000.  This increase was comprised of (i) an increase in real estate taxes and reimbursable operating expenses of $532,000, partially offset by (ii) a decrease in bad debt expense of $326,000 and (iii) a decrease in non-reimbursable expenses of $185,000.

General and Administrative Expenses

General and administrative expenses decreased by $60,000 from the prior year’s quarter (excluding in the quarter ended March 31, 2009, $34,275,000 of income from the reversal of SARs compensation expense and $1,407,000 for the write-off of capitalized costs at our Flushing property).

Depreciation and Amortization

Depreciation and amortization was $7,447,000 in the quarter ended March 31, 2010, compared to $5,717,000 in the prior year’s quarter, an increase of $1,730,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service during the second quarter of 2009 and the first quarter of 2010.

Interest and Other Income, net

Interest and other income, net was $283,000 in the quarter ended March 31, 2010, compared to $964,000 in the prior year’s quarter, a decrease of $681,000.  This decrease was primarily due to lower average yields on investments (0.15% in the quarter ended March 31, 2010 as compared to 0.58% in the prior year’s quarter).

Interest and Debt Expense

Interest and debt expense was $14,746,000 in the quarter ended March 31, 2010, compared to $14,896,000 in the prior year’s quarter, a decrease of $150,000. This decrease was primarily comprised of (i) a $978,000 decrease in interest from the refinancing of the Rego Park I mortgage loan in March 2009, (ii) a $537,000 decrease in interest on the income tax liability due to the $42,472,000 reversal of a portion of the liability in the prior year and (iii) a $308,000 decrease in interest from the purchases of our Kings Plaza debt in 2009 and 2010, partially offset by (iv) $1,605,000 of lower capitalized interest as a result of placing portions of the Rego Park II property into service during 2009 and 2010.

Net Loss on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $1,238,000 in the three months ended March 31, 2010 and resulted from the open market purchase of $27,500,000 of our Kings Plaza debt for $28,738,000 in cash.

Income Tax Expense of the Taxable REIT Subsidiary

Income tax expense was $100,000 in the quarter ended March 31, 2010, compared to $88,000 in the prior year’s quarter, an increase of $12,000.

Net (Income) Loss Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $2,000 in the quarter ended March 31, 2010, compared to net loss of $52,000 in the prior year’s quarter, and represents our venture partner’s 75% pro rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Liquidity and Capital Resources

We anticipate that cash from operations, together with existing cash balances, will be adequate to fund our business operations, recurring capital expenditures, debt amortization and expected distributions to stockholders over the next twelve months.

Development Projects

Rego Park II

The Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of March 31, 2010, 74% of the center is in service and $379,000,000 was expended under the total construction budget of $410,000,000.  $272,302,000 was drawn on the construction loan, which has an interest rate of LIBOR plus 1.20% (1.45% at March 31, 2010) and matures in December 2010 with a one-year extension option.  The estimated costs to complete this project are expected to be funded by the existing construction loan.

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

Dividends

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders.  Because the balance of our NOL has exceeded taxable income in the past, there was no distribution requirement.  On April 29, 2010, we declared our first quarterly dividend of $2.50 per share (estimated quarterly taxable income), an indicated annual rate of $10.00 per share, payable on May 24, 2010.  The three quarterly dividends contemplated for all of 2010 would require approximately $38,000,000.

Cash Flows

Rental income from our properties is our principal source of operating cash flow.  Our property rental income is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents (Bloomberg L.P. accounted for approximately 35% of our consolidated revenues in the three months ended March 31, 2010).  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, non-development capital improvements and interest expense.  Other sources of liquidity to fund cash requirements include existing cash, proceeds from debt financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

Three Months Ended March 31, 2010

Cash and cash equivalents were $429,519,000 at March 31, 2010, compared to $412,734,000 at December 31, 2009, an increase of $16,785,000.  This increase resulted from $24,392,000 of net cash provided by operating activities and $17,988,000 of net cash provided by investing activities, partially offset by $25,595,000 of net cash used in financing activities.

Net cash provided by operating activities of $24,392,000 was comprised of net income of $15,116,000, the net change in operating assets and liabilities of $5,400,000 and adjustments for non-cash items of $3,876,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $8,301,000 partially offset by straight-lining of rental income of $4,425,000.

Net cash provided by investing activities of $17,988,000 was comprised of proceeds from maturing short-term investments of $25,000,000 and restricted cash of $3,326,000, partially offset by capital expenditures of $10,338,000, primarily related to the development of our Rego Park II project.

Net cash used in financing activities of $25,595,000 was comprised of a $27,500,000 purchase of our Kings Plaza debt and debt amortization of $3,987,000, partially offset by $5,892,000 of borrowings under the Rego Park II construction loan.

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

Net cash used in investing activities of $105,702,000 was primarily comprised of restricted cash of $83,931,000, primarily related to the fully cash-collateralized mortgage at Rego Park I, and capital expenditures of $21,771,000 primarily related to the development of our Rego Park II project.

Net cash provided by financing activities of $10,265,000 was primarily comprised of borrowings under the construction loan to fund expenditures at our Rego Park II project.  Financing activities also include the $78,246,000 refinancing of the Rego Park I mortgage loan.

Funds from Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  A reconciliation of our net income to FFO is provided below.

FFO Attributable to Common Stockholders for the Quarters Ended March 31, 2010 and 2009

FFO attributable to common stockholders for the quarter ended March 31, 2010 was $22,438,000, or $4.39 per diluted share, compared to $51,643,000, or $10.12 per diluted share, for the quarter ended March 31, 2009.  FFO attributable to common stockholders for the quarter ended March 31, 2009 includes $34,275,000, or $6.72 per diluted share, for the reversal of SARs compensation expense in the quarter ended March 31, 2009.

The following table reconciles our net income to FFO:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2010	2009
Net income attributable to Alexander’s	$15,114	$46,054
Depreciation and amortization of real property	7,324	5,589
FFO attributable to common stockholders	$22,438	$51,643

FFO attributable to common stockholders per diluted share	$4.39	$10.12

Weighted average shares used in computing diluted FFO per share	5,105,936	5,102,826

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of March 31, 2010	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable (including $42,190 due to Vornado)	$314,492	1.52%	$3,145
Fixed Rate	981,067	5.21%	—
	$1,295,559		$3,145

Total effect on diluted earnings per share			$0.62

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of March 31, 2010, the estimated fair value of our consolidated debt was less than the aggregate carrying amount by approximately $71,808,000.  Our fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

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

Item 1A.  Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ALEXANDER’S, INC.
(Registrant)

Date: May 3, 2010	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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

*

10.4		-

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
herein by reference from Exhibit 10(v)(A)(4) to the registrant’s Annual Report on
Form 10‑K for the year ended December 31, 2001, filed on March 13, 2002

*

	*		___________________ Incorporated by reference.

10.8		-

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
from Exhibit 10(i)(E)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.13		-

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

Loan Agreement dated as of July 6, 2005, between 731 Retail One LLC, as Borrower and
Archon Financial, as Lender.  Incorporated herein by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on July 12, 2005

*

10.36	**	-

Form of Stock Option Agreement between the Company and certain employees.
Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.37	**	-

Form of Restricted Stock Option Agreement between the Company and certain employees.  Incorporated herein by reference from Exhibit 10.62 to the registrant’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on
October 27, 2005

*

10.38	**	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*
	* **		___________________ Incorporated by reference. Management contract or compensatory agreement

10.39		-

Second Amendment to Real Estate Retention Agreement, dated as of  January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P.  Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2006, filed on February 26, 2007

*

10.40		-

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
Co-Arrangers. Incorporated herein by reference from Exhibit 10.1 to the registrant’s
Current Report on Form 8-K, filed on December 28, 2007

*

10.42		-

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

Series I Project Loan Mortgage, Assignment of Leases and Rents and Security
 Agreement, dated as of December 21, 2007, from Alexander’s of Rego Park II, Inc., as
 Mortgagor, to PB Capital Corporation, as Administrative Agent for the Lenders.
 Incorporated herein by reference from Exhibit 10.5 to the registrants Current Report on
 Form 8-K, filed on December 31, 2007

*

10.46		-

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
Lenders Incorporated herein by reference from Exhibit 10.7 to the registrant’s Current
Report on Form 8-K, filed on December 28, 2007

*
	*		___________________ Incorporated by reference.

10.48		-

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
and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, filed on February 25, 2008.

*

10.50		-

Second Amendment to Amended and Restated Management and Development
Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, filed on
February 25, 2008

*

10.51		-

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
 herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.55		-

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