Form 10-Q
period 2010-06-30
ALEXANDERS INC
filed 2010-08-02
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2010, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

ASSETS	June 30, 2010	December 31, 2009
Real estate, at cost:
Land	$74,974	$74,974
Buildings, leaseholds and leasehold improvements	904,398	832,761
Construction in progress	66,892	117,499
Total	1,046,264	1,025,234
Accumulated depreciation and amortization	(144,285)	(132,386)
Real estate, net	901,979	892,848
Cash and cash equivalents	443,399	412,734
Short-term investments	—	40,000
Restricted cash	85,734	91,484
Accounts receivable, net of allowance for doubtful accounts of $1,984 and $1,736, respectively	1,981	2,159
Receivable arising from the straight-lining of rents	168,429	160,498
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $49,988 and $49,638, respectively)	70,773	71,285
Deferred debt issuance costs, net of accumulated amortization of $17,083 and $15,349, respectively	9,737	11,616
Other assets	13,889	21,145
Total assets	$1,695,921	$1,703,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,259,820	$1,278,964
Amounts due to Vornado	58,817	56,666
Accounts payable and accrued expenses	35,551	45,208
Liability for income taxes and other	8,607	8,305
Total liabilities	1,362,795	1,389,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding 5,105,936	5,173	5,173
Additional capital	31,501	31,501
Retained earnings	293,819	275,921
	330,493	312,595
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	330,118	312,220
Noncontrolling interest in consolidated subsidiary	3,008	2,406
Total equity	333,126	314,626
Total liabilities and stockholders’ equity	$1,695,921	$1,703,769

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Property rentals	$40,790	$37,878	$81,005	$74,075
Expense reimbursements	18,376	16,997	36,705	33,890
Total revenues	59,166	54,875	117,710	107,965

EXPENSES
Operating (including fees to Vornado of $1,266, $1,288, $2,508 and $2,520, respectively)	18,817	18,252	37,873	37,287
Depreciation and amortization	7,801	6,841	15,248	12,558
General and administrative (including a reversal of stock appreciation rights expense of $34,275 in the six months ended June 30, 2009, and management fees to Vornado of $540 and $1,080 in each three and six-month period)	1,313	1,186	2,437	(30,498)
Total expenses	27,931	26,279	55,558	19,347

OPERATING INCOME	31,235	28,596	62,152	88,618

Interest and other income, net	204	668	487	1,632
Interest and debt expense	(15,131)	(15,950)	(29,877)	(30,846)
Net loss on early extinguishment of debt	—	—	(1,238)	—
Income before income taxes	16,308	13,314	31,524	59,404
Income tax expense	(159)	(30)	(259)	(118)
Net income	16,149	13,284	31,265	59,286
Net income attributable to the noncontrolling interest	(600)	(279)	(602)	(227)
Net income attributable to Alexander’s	$15,549	$13,005	$30,663	$59,059

Net income per common share - basic	$3.05	$2.55	$6.01	$11.58
Weighted average shares	5,106	5,106	5,106	5,102

Net income per common share - diluted	$3.05	$2.55	$6.01	$11.57
Weighted average shares	5,106	5,106	5,106	5,105

Dividends per common share	$2.50	$—	$2.50	$—

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

(Amounts in thousands)	Common Stock		Additional	Retained	Treasury	Alexander’s	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2008	5,173	$5,173	$30,647	$143,731	$(455)	$179,096	$1,655	$180,751
Net income	—	—	—	59,059	—	59,059	227	59,286
Common stock issued under option plan	—	—	854	—	80	934	—	934
Balance, June 30, 2009	5,173	$5,173	$31,501	$202,790	$(375)	$239,089	$1,882	$240,971

Balance, December 31, 2009	5,173	$5,173	$31,501	$275,921	$(375)	$312,220	$2,406	$314,626
Net income	—	—	—	30,663	—	30,663	602	31,265
Dividends paid on common stock	—	—	—	(12,765)	—	(12,765)	—	(12,765)
Balance, June 30, 2010	5,173	$5,173	$31,501	$293,819	$(375)	$330,118	$3,008	$333,126

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
Cash Flows from Operating Activities:	2010	2009
Net income	$31,265	$59,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	16,982	14,019
Straight-lining of rental income	(7,931)	(8,383)
Liability for stock appreciation rights	—	(34,275)
Other non-cash adjustments	—	1,884
Change in operating assets and liabilities:
Accounts receivable, net	294	3,648
Other assets	6,827	(2,992)
Amounts due to Vornado	47	137
Accounts payable and accrued expenses	(7,247)	653
Income tax liability	350	1,308
Payment for stock appreciation rights	—	(22,838)
Other liabilities	(48)	(55)
Net cash provided by operating activities	40,539	12,392

Cash Flows from Investing Activities:
Proceeds from maturing short-term investments	40,000	—
Construction in progress and real estate additions	(23,715)	(37,585)
Restricted cash	5,750	(80,695)
Net cash provided by (used in) investing activities	22,035	(118,280)

Cash Flows from Financing Activities:
Proceeds from borrowings	16,204	113,605
Debt repayments	(35,348)	(85,781)
Dividends paid on common stock	(12,765)	—
Exercise of stock options	—	934
Debt issuance costs	—	(141)
Net cash (used in) provided by financing activities	(31,909)	28,617

Net increase (decrease) in cash and cash equivalents	30,665	(77,271)
Cash and cash equivalents at beginning of period	412,734	515,940
Cash and cash equivalents at end of period	$443,399	$438,669

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (of which $956 and $2,763 have been capitalized)	$26,994	$29,610
Cash payments for income taxes	$43	$107

Non-cash Transactions:
Non-cash additions to real estate included in accounts payable and other assets	$—	$3,244
Write-off of fully depreciated assets	$674	$6,186

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

2.             Basis of Presentation

The accompanying consolidated financial statements are unaudited and include our accounts and those of our consolidated subsidiaries.  All intercompany amounts have been eliminated.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             Recently Issued Accounting Literature

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The application of this guidance on January 1, 2010 did not have any effect on our consolidated financial statements.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.             Relationship with Vornado

At June 30, 2010, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $248,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum.  The development fee for the Rego Park II project (see Note 5) is estimated to be approximately $18,000,000, of which $3,746,000 has been paid as of June 30, 2010.  The remainder is due on substantial completion of the construction, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.99% at June 30, 2010).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado that were incurred under the agreements discussed above.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Company management fees	$750	$750	$1,500	$1,500
Development fees	189	916	1,044	2,149
Leasing fees	1,338	13,805	2,671	14,289
Property management fees and payments for cleaning, engineering and security services	1,056	1,078	2,088	2,100
	$3,333	$16,549	$7,303	$20,038

At June 30, 2010, we owed Vornado $42,613,000 for leasing fees, $14,477,000 for the earned portion of the Rego II development fee and $1,727,000 for management, property management and cleaning fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Rego Park II Project

The Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of June 30, 2010, 83% of the center is in service and such portion is 100% leased, primarily to three anchor tenants: a 137,000 square foot Costco, a 134,000 square foot Century 21 and a 132,000 square foot Kohl’s.  On April 5, 2010, 47,000 square feet was leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado.  The shopping center contains a parking deck (1,400 spaces) that provides paid parking.

As of June 30, 2010, $385,000,000 was expended under the total construction budget of $410,000,000.  $282,615,000 was drawn on the construction loan, which has an interest rate of LIBOR plus 1.20% (1.54% at June 30, 2010) and matures in December 2010 with a one-year extension option.

6.             Debt

The following is a summary of our outstanding debt.

			Balance at
(Amounts in thousands)	Maturity	Interest Rate at June 30, 2010	June 30, 2010		December 31, 2009
$350,000 construction loan, secured by the Rego Park II Shopping Center(1)	Dec. 2010	1.54%	$282,615		$266,411
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	153,540	(2)	183,318
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
First mortgage, secured by the Rego Park I Shopping Center (100% cash collateralized)	Mar. 2012	0.75%	78,246		78,246
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	357,419		362,989
First mortgage, secured by the retail space at the Lexington Avenue property(3)	Jul. 2015	4.93%	320,000		320,000
			$1,259,820		$1,278,964

_____________________________

(1)     This loan bears interest at LIBOR plus 1.20% and has a one-year extension option.

(2)     On March 5, 2010, we acquired $27,500 of this debt for $28,738 in cash, resulting in a $1,238 net loss on early extinguishment of debt.

(3)     In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.

7.             Liability for Income Taxes

In accordance with the provisions of ASC 740, Income Taxes (“ASC 740”), we have an income tax liability of $7,800,000 and $7,450,000 as of June 30, 2010 and December 31, 2009, respectively.  This ASC 740 liability, which includes $4,264,000 and $4,041,000 of accrued interest as of June 30, 2010 and December 31, 2009, respectively, is included as a component of “liability for income taxes and other,” on our consolidated balance sheets.  If this liability were reversed, it would result in non-cash income and reduce our effective tax rate.  $5,036,000 of this liability is expected to reverse in the third quarter of 2010 as a result of the expiration of the applicable statute of limitations.  Interest expense related to the ASC 740 liability is included as a component of “interest and debt expense” on our consolidated statements of income.  We recognized interest of $111,000 and $659,000 in the three months ended June 30, 2010 and 2009, respectively, and $223,000 and $1,308,000 in the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, Taxable REIT Subsidiary (“TRS”) tax returns for the years 2003 through 2009 and REIT tax returns for the years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $41,169,000, or 35%, and $36,610,000, or 34%, of our consolidated revenues in the six months ended June 30, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive semi-annually, certain confidential financial information and metrics from Bloomberg.  In addition, we access financial information regarding Bloomberg from private sources, as well as other publicly available data.

9.             Fair Value

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available.  The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.  There were no financial assets or liabilities that were recorded at fair value at June 30, 2010.  Financial assets recorded at fair value in our consolidated financial statements at December 31, 2009 consist solely of short-term investments (CDARS classified as available-for-sale) and are presented in the table below based on their level in the fair value hierarchy.  There were no financial liabilities recorded at fair value at December 31, 2009.

		As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$40,000	$40,000	$—	$—

10.          Stock Appreciation Rights (“SARs”)

On March 2, 2009, Steven Roth, the Chairman of our Board of Directors and our Chief Executive Officer, and Michael Fascitelli, our President, each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009.  As a result of the March 2, 2009 exercises, $34,275,000 of previously accrued SARs compensation expense was reversed into income.  As of June 30, 2010, there are no SARs outstanding.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.          Commitments and Contingencies

Insurance

We maintain general liability with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  There can be no assurance that we will be able to maintain similar levels of insurance coverage in the future in amounts and on terms that are commercially reasonable.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

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

Letters of Credit

Approximately $7,998,000 of standby letters of credit were issued and outstanding as of June 30, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2010	2009	2010	2009
Net income attributable to common stockholders – basic and diluted	$15,549	$13,005	$30,663	$59,059

Weighted average shares outstanding – basic	5,105,936	5,105,936	5,105,936	5,101,608
Dilutive effect of stock options	—	—	—	2,993
Weighted average shares outstanding – diluted	5,105,936	5,105,936	5,105,936	5,104,601

Net income per common share - basic	$3.05	$2.55	$6.01	$11.58

Net income per common share - diluted	$3.05	$2.55	$6.01	$11.57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2010, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 2, 2010

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2010 and 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Financial Results Summary

Net income attributable to common stockholders for the quarter ended June 30, 2010 was $15,549,000, compared to $13,005,000 for the quarter ended June 30, 2009.  FFO attributable to common stockholders (“FFO”) for the quarter ended June 30, 2010 was $23,227,000, or $4.55 per diluted share, compared to $19,717,000, or $3.86 per diluted share, for the quarter ended June 30, 2009.

Net income attributable to common stockholders for the six months ended June 30, 2010 was $30,663,000, compared to $59,059,000 for the six months ended June 30, 2009.  FFO for the six months ended June 30, 2010 was $45,665,000, or $8.94 per diluted share, compared to $71,360,000, or $13.98 per diluted share, for the six months ended June 30, 2009.  Net income attributable to common stockholders and FFO for the six months ended June 30, 2009 includes $34,275,000, or $6.71 per diluted share, for the reversal of stock appreciation rights compensation expense.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $41,169,000, or 35%, and $36,610,000, or 34%, of our consolidated revenues in the six months ended June 30, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive semi-annually, certain confidential financial information and metrics from Bloomberg.  In addition, we access financial information regarding Bloomberg from private sources, as well as other publicly available data.

Recently Issued Accounting Literature

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The application of this guidance on January 1, 2010 did not have any effect on our consolidated financial statements.

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

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Property Rentals

Property rentals were $40,790,000 in the quarter ended June 30, 2010, compared to $37,878,000 in the prior year’s quarter, an increase of $2,912,000.  This increase was primarily attributable to tenants at the Rego Park II property, whose space was placed into service subsequent to the second quarter of 2009.

Expense Reimbursements

Tenant expense reimbursements were $18,376,000 in the quarter ended June 30, 2010, compared to $16,997,000 in the prior year’s quarter, an increase of $1,379,000. This increase was primarily due to higher real estate taxes and reimbursable operating expenses and services provided to tenants.

Operating Expenses

Operating expenses were $18,817,000 in the quarter ended June 30, 2010, compared to $18,252,000 in the prior year’s quarter, an increase of $565,000.  This increase was comprised of an increase in real estate taxes and reimbursable operating expenses of $657,000, partially offset by a decrease in non-reimbursable operating expenses, including bad debt, of $92,000.

Depreciation and Amortization

Depreciation and amortization was $7,801,000 in the quarter ended June 30, 2010, compared to $6,841,000 in the prior year’s quarter, an increase of $960,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service subsequent to the second quarter of 2009.

General and Administrative Expenses

General and administrative expenses were $1,313,000 in the quarter ended June 30, 2010, compared to $1,186,000 in the prior year’s quarter, an increase of $127,000.

Interest and Other Income, net

Interest and other income, net was $204,000 in the quarter ended June 30, 2010, compared to $668,000 in the prior year’s quarter, a decrease of $464,000.  This decrease was primarily due to lower average yields on investments (0.12% in the quarter ended June 30, 2010 as compared to 0.61% in the prior year’s quarter).

Interest and Debt Expense

Interest and debt expense was $15,131,000 in the quarter ended June 30, 2010, compared to $15,950,000 in the prior year’s quarter, a decrease of $819,000. This decrease was primarily comprised of (i) $560,000 from lower Kings Plaza debt and (ii) $548,000 from the reversal of $42,472,000 of our income tax liability in the prior year, partially offset by (iii) $202,000 of lower capitalized interest as a result of placing portions of the Rego Park II property into service.

Income Tax Expense

Income tax expense was $159,000 in the quarter ended June 30, 2010, compared to $30,000 in the prior year’s quarter, an increase of $129,000.  This increase resulted from higher projected taxable income primarily related to our Kings Plaza energy plant joint venture taxable REIT subsidiary.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $600,000 in the quarter ended June 30, 2010, compared to $279,000 in the prior year’s quarter, and represents our venture partner’s 75% pro rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Property Rentals

Property rentals were $81,005,000 in the six months ended June 30, 2010, compared to $74,075,000 in the prior year’s six months, an increase of $6,930,000.  This increase was primarily attributable to tenants at the Rego Park II property, whose space was placed into service during, and subsequent to, the second quarter of 2009.

Expense Reimbursements

Tenant expense reimbursements were $36,705,000 in the six months ended June 30, 2010, compared to $33,890,000 in the prior year’s six months, an increase of $2,815,000. This increase was primarily due to higher real estate taxes and reimbursable operating expenses, additional billings for Kings Plaza energy plant costs related to 2009 and services provided to tenants.

Operating Expenses

Operating expenses were $37,873,000 in the six months ended June 30, 2010, compared to $37,287,000 in the prior year’s six months, an increase of $586,000.  This increase was comprised of an increase in real estate taxes and reimbursable operating expenses of $1,496,000, partially offset by a decrease in non-reimbursable operating expenses, including bad debt, of $910,000.

Depreciation and Amortization

Depreciation and amortization was $15,248,000 in the six months ended June 30, 2010, compared to $12,558,000 in the six months ended June 30, 2009, an increase of $2,690,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service during, and subsequent to, the second quarter of 2009.

General and Administrative Expenses

General and administrative expenses increased by $67,000 from the prior year’s six months, excluding $34,275,000 for the reversal of SARs compensation expense in 2009 and $1,407,000 for the write-off of previously capitalized costs at our Flushing property in 2009.

Interest and Other Income, net

Interest and other income, net was $487,000 in the six months ended June 30, 2010, compared to $1,632,000 in the prior year’s six months, a decrease of $1,145,000.  This decrease was primarily comprised of $1,040,000 from lower average yields on investments (0.13% in the six months ended June 30, 2010 as compared to 0.59% in the six months ended June 30, 2009).

Interest and Debt Expense

Interest and debt expense was $29,877,000 in the six months ended June 30, 2010, compared to $30,846,000 in the prior year’s six months, a decrease of $969,000. This decrease was primarily comprised of (i) $1,085,000 from the reversal of $42,472,000 of our income tax liability in the prior year, (ii) $962,000 from the refinancing of the Rego Park I mortgage loan on March 10, 2009 and (iii) $949,000 from lower Kings Plaza debt, partially offset by (iv) $1,807,000 of lower capitalized interest as a result of placing a portion of our Rego Park II property in service.

Net Loss on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $1,238,000 in the six months ended June 30, 2010 and resulted from the open market purchase of $27,500,000 of our Kings Plaza debt for $28,738,000 in cash.

Results of Operations for the Six Months Ended June 30, 2010 and 2009 — continued

Income Tax Expense

Income tax expense was $259,000 in the six months ended June 30, 2010, compared to $118,000 in the prior year’s six months, an increase of $141,000.  This increase resulted from higher projected taxable income primarily related to our Kings Plaza energy plant joint venture taxable REIT subsidiary.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $602,000 in the six months ended June 30, 2010, compared to $227,000 in the prior year’s six months, and represents our venture partner’s 75% pro rata share of net income or loss in our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Liquidity and Capital Resources

We anticipate that cash from operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and recurring capital expenditures.

Rego Park II Development Project

The Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of June 30, 2010, 83% of the center is in service and $385,000,000 was expended under the total construction budget of $410,000,000.  $282,615,000 was drawn on the construction loan, which has an interest rate of LIBOR plus 1.20% (1.54% at June 30, 2010) and matures in December 2010 with a one-year extension option.  The estimated costs to complete this project are expected to be funded by the existing construction loan.

Insurance

We maintain general liability with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  There can be no assurance that we will be able to maintain similar levels of insurance coverage in the future in amounts and on terms that are commercially reasonable.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

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

Dividends

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders.  Because the balance of our NOL has exceeded taxable income in the past, there was no distribution requirement.  On May 24, 2010, we paid our first quarterly dividend of $2.50 per share, or $12,765,000 in the aggregate (estimated quarterly taxable income), an indicated annual rate of $10.00 per share.  Dividends contemplated for the remainder of 2010 would require us to pay out approximately $25,500,000.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $41,169,000, or 35%, and $36,610,000, or 34%, of our consolidated revenues in the six months ended June 30, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive semi-annually, certain confidential financial information and metrics from Bloomberg.  In addition, we access financial information regarding Bloomberg from private sources, as well as other publicly available data.

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

Six Months Ended June 30, 2010

Cash and cash equivalents were $443,399,000 at June 30, 2010, compared to $412,734,000 at December 31, 2009, an increase of $30,665,000.  This increase resulted from $40,539,000 of net cash provided by operating activities and $22,035,000 of net cash provided by investing activities, partially offset by $31,909,000 of net cash used in financing activities.

Net cash provided by operating activities of $40,539,000 was comprised of net income of $31,265,000, adjustments for non-cash items of $9,051,000 and the net change in operating assets and liabilities of $223,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $16,982,000 partially offset by straight-lining of rental income of $7,931,000.

Net cash provided by investing activities of $22,035,000 was comprised of proceeds from maturing short-term investments of $40,000,000 and restricted cash of $5,750,000, partially offset by capital expenditures of $23,715,000, primarily related to the development of our Rego Park II project.

Net cash used in financing activities of $31,909,000 was comprised of a $27,500,000 purchase of our Kings Plaza debt, dividends paid on common stock of $12,765,000 and debt amortization of $7,848,000, partially offset by $16,204,000 of borrowings under our Rego Park II construction loan.

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

FFO Attributable to Common Stockholders for the Three and Six Months Ended June 30, 2010 and 2009

FFO attributable to common stockholders for the quarter ended June 30, 2010 was $23,227,000, or $4.55 per diluted share, compared to $19,717,000, or $3.86 per diluted share, for the quarter ended June 30, 2009.

FFO attributable to common stockholders for the six months ended June 30, 2010 was $45,665,000, or $8.94 per diluted share, compared to $71,360,000, or $13.98 per diluted share, for the six months ended June 30, 2009.  FFO for the six months ended June 30, 2009 includes $34,275,000, or $6.71 per diluted share, for the reversal of SARs compensation expense.

The following table reconciles our net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2010	2009	2010	2009

Net income attributable to Alexander’s	$15,549	$13,005	$30,663	$59,059
Depreciation and amortization of real property	7,678	6,712	15,002	12,301
FFO attributable to common stockholders	$23,227	$19,717	$45,665	$71,360

FFO attributable to common stockholders per diluted share	$4.55	$3.86	$8.94	$13.98

Weighted average shares used in computing diluted FFO per share	5,105,936	5,105,936	5,105,936	5,104,601

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of June 30, 2010	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable (including $42,613 due to Vornado)	$325,228	1.60%	$3,252
Fixed Rate	977,205	5.21%	—
	$1,302,433		$3,252

Total effect on diluted earnings per share			$0.64

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of June 30, 2010, the estimated fair value of our consolidated debt was $1,261,591,000.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: August 2, 2010	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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