Form 10-Q
period 2010-09-30
ALEXANDERS INC
filed 2010-11-01
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2010, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

ASSETS	September 30, 2010	December 31, 2009
Real estate, at cost:
Land	$74,974	$74,974
Buildings and leasehold improvements	927,324	832,761
Development costs and construction in progress	39,916	117,499
Total	1,042,214	1,025,234
Less accumulated depreciation and amortization	(150,553)	(132,386)
Real estate, net	891,661	892,848
Cash and cash equivalents	419,735	412,734
Short-term investments	23,000	40,000
Restricted cash	89,076	91,484
Accounts receivable, net of allowance for doubtful accounts of $1,083 and $1,736, respectively	10,360	2,159
Receivable arising from the straight-lining of rents	172,084	160,498
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of $49,905 and $49,638, respectively)	70,275	71,285
Deferred debt issuance costs, net of accumulated amortization of $17,977 and $15,349, respectively	8,797	11,616
Other assets	32,674	21,145
Total assets	$1,717,662	$1,703,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes and mortgages payable	$1,269,949	$1,278,964
Amounts due to Vornado	58,409	56,666
Accounts payable and accrued expenses	47,049	45,208
Liability for income taxes and other	3,587	8,305
Total liabilities	1,378,994	1,389,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding 5,105,936	5,173	5,173
Additional capital	31,501	31,501
Retained earnings	298,929	275,921
	335,603	312,595
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	335,228	312,220
Noncontrolling interest in consolidated subsidiary	3,440	2,406
Total equity	338,668	314,626
Total liabilities and stockholders’ equity	$1,717,662	$1,703,769

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Property rentals	$42,306	$40,762	$123,311	$114,837
Expense reimbursements	19,084	17,648	55,789	51,538
Total revenues	61,390	58,410	179,100	166,375

EXPENSES
Operating (including fees to Vornado of $1,285, $1,226, $3,793 and $3,746, respectively)	20,799	18,402	58,672	55,689
Depreciation and amortization	7,869	7,328	23,117	19,886
General and administrative (including a reversal of stock appreciation rights expense of $34,275 in the nine months ended September 30, 2009, and management fees to Vornado of $540 and $1,620 in each three and nine-month period)	4,165	1,090	6,602	(29,408)
Total expenses	32,833	26,820	88,391	46,167

OPERATING INCOME	28,557	31,590	90,709	120,208

Interest and other income, net	162	758	649	2,390
Interest and debt expense	(13,413)	(10,924)	(43,290)	(41,770)
Net loss on early extinguishment of debt	—	—	(1,238)	—
Income before income taxes	15,306	21,424	46,830	80,828
Income tax benefit	3,001	37,065	2,742	36,947
Net income	18,307	58,489	49,572	117,775
Net income attributable to the noncontrolling interest	(432)	(460)	(1,034)	(687)
Net income attributable to Alexander’s	$17,875	$58,029	$48,538	$117,088

Net income per common share - basic	$3.50	$11.37	$9.51	$22.94
Weighted average shares	5,106	5,106	5,106	5,103

Net income per common share - diluted	$3.50	$11.37	$9.51	$22.94
Weighted average shares	5,106	5,106	5,106	5,105

Dividends per common share	$2.50	$—	$5.00	$—

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

(Amounts in thousands)	Common Stock		Additional Capital	Retained Earnings	Treasury Stock	Alexander’s Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2008	5,173	$5,173	$30,647	$143,731	$(455)	$179,096	$1,655	$180,751
Net income	—	—	—	117,088	—	117,088	687	117,775
Common stock issued under option plan	—	—	854	—	80	934	—	934
Balance, September 30, 2009	5,173	$5,173	$31,501	$260,819	$(375)	$297,118	$2,342	$299,460

Balance, December 31, 2009	5,173	$5,173	$31,501	$275,921	$(375)	$312,220	$2,406	$314,626
Net income	—	—	—	48,538	—	48,538	1,034	49,572
Dividends paid on common stock	—	—	—	(25,530)	—	(25,530)	—	(25,530)
Balance, September 30, 2010	5,173	$5,173	$31,501	$298,929	$(375)	$335,228	$3,440	$338,668

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
Cash Flows from Operating Activities:	2010	2009
Net income	$49,572	$117,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	25,745	22,198
Straight-lining of rental income	(11,586)	(16,773)
Reversal of income tax liability	(5,113)	(42,472)
Liability for stock appreciation rights	—	(34,275)
Other non-cash adjustments	—	1,884
Change in operating assets and liabilities:
Accounts receivable, net	(8,066)	4,217
Other assets	(11,945)	(20,262)
Accounts payable and accrued expenses	5,144	5,839
Amounts due to Vornado	(1,400)	(182)
Income tax liability	565	1,986
Payment for stock appreciation rights	—	(22,838)
Other liabilities	(170)	(70)
Net cash provided by operating activities	42,746	17,027

Cash Flows from Investing Activities:
Proceeds from maturing short-term investments	40,000	—
Purchases of short-term investments	(23,000)	—
Construction in progress and real estate additions	(20,608)	(58,427)
Restricted cash	2,408	(83,553)
Net cash (used in) investing activities	(1,200)	(141,980)

Cash Flows from Financing Activities:
Repayments of borrowings	(39,269)	(89,467)
Proceeds from borrowings	30,254	134,518
Dividends paid on common stock	(25,530)	—
Exercise of stock options	—	934
Debt issuance costs	—	(142)
Net cash (used in) provided by financing activities	(34,545)	45,843

Net increase (decrease) in cash and cash equivalents	7,001	(79,110)
Cash and cash equivalents at beginning of period	412,734	515,940
Cash and cash equivalents at end of period	$419,735	$436,830

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (of which $1,144 and $3,099 have been capitalized)	$40,300	$43,946
Cash payments for income taxes	$53	$123

Non-cash Transactions:
Write-off of fully depreciated assets	$779	$6,266

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Relationship with Vornado

At September 30, 2010, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $248,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum.  The development fee for the Rego Park II project (see Note 5) is estimated to be approximately $18,000,000, of which $3,934,000 has been paid as of September 30, 2010.  The remainder is due on substantial completion of the construction, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.99% at September 30, 2010).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado under the agreements discussed above.

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2010	2009	2010	2009
Company management fees	$750	$750	$2,250	$2,250
Development fees	188	633	563	2,782
Leasing fees	1,159	486	3,979	15,013
Property management fees and payments for cleaning, engineering and security services	1,075	1,016	3,163	3,116
	$3,172	$2,885	$9,955	$23,161

At September 30, 2010, we owed Vornado $42,661,000 for leasing fees, $13,948,000 for the earned portion of the Rego Park II development fee and $1,800,000 for management, property management and cleaning fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Rego Park II Project

The Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of September 30, 2010, 89% of the center is in service and such portion is 100% leased, primarily to three anchor tenants: a 137,000 square foot Costco, a 134,000 square foot Century 21 and a 132,000 square foot Kohl’s.  On April 5, 2010, 47,000 square feet was leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado.  The shopping center contains a parking deck (1,400 spaces) that provides paid parking.

As of September 30, 2010, $379,000,000 was expended under the total construction budget of $410,000,000.  $296,665,000 was drawn on the construction loan, which has an interest rate of LIBOR plus 1.20% (1.67% at September 30, 2010) and matures in December 2010 with a one-year extension option.

6.             Notes and Mortgages Payable

The following is a summary of our outstanding notes and mortgages payable.

			Balance at
(Amounts in thousands)	Maturity	Interest Rate at September 30, 2010	September 30, 2010		December 31, 2009
$350,000 construction loan, secured by the Rego Park II Shopping Center(1)	Dec. 2010	1.67%	$296,665		$266,411
First mortgage, secured by the Kings Plaza Regional Shopping Center	Jun. 2011	7.46%	152,408	(2)	183,318
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
First mortgage, secured by the Rego Park I Shopping Center (100% cash collateralized)	Mar. 2012	0.75%	78,246		78,246
First mortgage, secured by the office space at the Lexington Avenue property	Feb. 2014	5.33%	354,630		362,989
First mortgage, secured by the retail space at the Lexington Avenue property(3)	Jul. 2015	4.93%	320,000		320,000
			$1,269,949		$1,278,964

_____________________________

(1)     This loan bears interest at LIBOR plus 1.20% and has a one-year extension option.

(2)     On March 5, 2010, we acquired $27,500 of this debt for $28,738 in cash, resulting in a $1,238 net loss on early extinguishment of debt.

(3)     In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of September 30, 2010 and December 31, 2009, the estimated fair value of our consolidated debt was $1,287,356,000 and $1,215,501,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon disposition of our financial instruments.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.             Liability for Income Taxes

In accordance with the provisions of ASC 740, Income Taxes (“ASC 740”), we have an income tax liability of $2,902,000 and $7,450,000 as of September 30, 2010 and December 31, 2009, respectively.  This ASC 740 liability, which includes $2,427,000 and $4,041,000 of accrued interest as of September 30, 2010 and December 31, 2009, respectively, is included as a component of “liability for income taxes and other,” on our consolidated balance sheets.  If this liability were reversed, it would result in non-cash income and reduce our effective tax rate.  Of this liability, $2,419,000 is expected to reverse in the third quarter of 2011 as a result of the expiration of the applicable statute of limitations. Interest expense related to the ASC 740 liability is included as a component of “interest and debt expense” on our consolidated statements of income.  We recognized interest of $114,000 and $392,000 in the three months ended September 30, 2010 and 2009, respectively, and $337,000 and $1,700,000 in the nine months ended September 30, 2010 and 2009, respectively.

In the third quarter of 2010 and 2009, we reversed $5,113,000 and $42,472,000, respectively, of liabilities related to income taxes as a result of the expiration of the applicable statute of limitations.  Accordingly, we recognized income in the third quarter of 2010 and 2009, of which $3,162,000 and $37,307,000, respectively, were included as a component of “income tax benefit” (portion previously recognized as income tax expense) and $1,951,000 and $5,165,000, respectively, were included as a reduction of “interest and debt expense” (portion previously recognized as interest expense) on our consolidated statements of income.

        As of September 30, 2010, Taxable REIT Subsidiary (“TRS”) tax returns for the years 2004 through 2009 and REIT tax returns for the years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

8.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $62,476,000, or 35%, and $57,886,000, or 35%, of our consolidated revenues in the nine months ended September 30, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive semi-annually, certain confidential financial information and metrics from Bloomberg.  In addition, we access financial information regarding Bloomberg from private sources, as well as other publicly available data.

9.             Fair Value

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available.  The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.  Financial assets recorded at fair value in our consolidated financial statements at September 30, 2010 and December 31, 2009 consist solely of short-term investments (CDARS classified as available-for-sale) and are presented in the table below based on their level in the fair value hierarchy.  There were no financial liabilities recorded at fair value at September 30, 2010 and December 31, 2009.

		As of September 30, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$23,000	$23,000	$—	$—

		As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$40,000	$40,000	$—	$—

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

Flushing Property

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that had agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract.  On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit.  On December 28, 2005, the party filed a complaint against us in the New York State Court alleging that we failed to honor the terms and conditions of the agreement.  The complaint sought specific performance and, if specific performance was denied, it sought a return of the deposit plus interest and $50,000 in costs.  In August 2010, the New York State Court entered judgment denying specific performance and ordering us to return the deposit together with accrued interest and fees.  We have filed a notice of appeal and this judgment is stayed pending the appeal.  As a result of the judgment, included as a component of "general and administrative expenses" is a $3,135,000 litigation loss accrual in the three months ended September 30, 2010, representing the amount of the deposit, accrued interest and fees.

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

Letters of Credit

Approximately $7,998,000 of standby letters of credit were issued and outstanding as of September 30, 2010.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.          Stock Appreciation Rights (“SARs”)

On March 2, 2009, Steven Roth, the Chairman of our Board of Directors and our Chief Executive Officer, and Michael Fascitelli, our President, each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009.  As a result of the March 2, 2009 exercises, $34,275,000 of previously accrued SARs compensation expense was reversed into income.  As of September 30, 2010, there are no SARs outstanding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2010	2009	2010	2009
Net income attributable to common stockholders – basic and diluted	$17,875	$58,029	$48,538	$117,088

Weighted average shares outstanding – basic	5,105,936	5,105,936	5,105,936	5,103,066
Dilutive effect of stock options	—	—	—	2,072
Weighted average shares outstanding – diluted	5,105,936	5,105,936	5,105,936	5,105,138

Net income per common share - basic	$3.50	$11.37	$9.51	$22.94

Net income per common share - diluted	$3.50	$11.37	$9.51	$22.94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2010, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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
November 1, 2010

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2010 and 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

We compete with a large number of property owners and developers.  Our success depends upon, among other factors, trends of national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

The economic recession and illiquidity and volatility in the financial and capital markets during 2008 and 2009 have negatively affected substantially all businesses, including ours.  Although signs of a recovery in 2010 have emerged, it is not possible for us to quantify the timing and impact of such a recovery, or lack thereof, on our future financial results.

Financial Results Summary

Net income attributable to common stockholders for the quarter ended September 30, 2010 was $17,875,000, or $3.50 per diluted share, compared to $58,029,000, or $11.37 per diluted share, for the quarter ended September 30, 2009.  FFO attributable to common stockholders (“FFO”) for the quarter ended September 30, 2010 was $25,624,000, or $5.02 per diluted share, compared to $65,228,000, or $12.77 per diluted share, for the quarter ended September 30, 2009. Net income attributable to common stockholders and FFO for the quarters ended September 30, 2010 and 2009 include income of $5,113,000 and $42,472,000, respectively, or $1.00 and $8.32 per diluted share, respectively, from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations.  Net income and FFO for the quarter ended September 30, 2010 include a litigation loss accrual related to our Flushing property of $3,135,000, or $0.61 per diluted share.

Net income attributable to common stockholders for the nine months ended September 30, 2010 was $48,538,000, or $9.51 per diluted share, compared to $117,088,000, or $22.94 per diluted share for the nine months ended September 30, 2009.  FFO for the nine months ended September 30, 2010 was $71,289,000, or $13.96 per diluted share, compared to $136,588,000, or $26.76 per diluted share, for the nine months ended September 30, 2009.  Net income attributable to common stockholders and FFO for the nine months ended September 30, 2010 and 2009 include income of $5,113,000 and $42,472,000, respectively, or $1.00 and $8.32 per diluted share, respectively, from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations.  Net income and FFO for the nine months ended September 30, 2010 include a litigation loss accrual related to our Flushing property of $3,135,000, or $0.61 per diluted share, and net income and FFO for the nine months ended September 20, 2009 include $34,275,000, of $6.71 per diluted share, for the reversal of stock appreciation rights (“SARs”) compensation expense.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $62,476,000, or 35%, and $57,886,000, or 35%, of our consolidated revenues in the nine months ended September 30, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive semi-annually, certain confidential financial information and metrics from Bloomberg.  In addition, we access financial information regarding Bloomberg from private sources, as well as other publicly available data.

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

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Property Rentals

Property rentals were $42,306,000 in the quarter ended September 30, 2010, compared to $40,762,000 in the prior year’s quarter, an increase of $1,544,000.  This increase was primarily attributable to tenants at the Rego Park II property, whose space was placed into service subsequent to the third quarter of 2009.

Expense Reimbursements

Tenant expense reimbursements were $19,084,000 in the quarter ended September 30, 2010, compared to $17,648,000 in the prior year’s quarter, an increase of $1,436,000. This increase was due to higher reimbursable operating expenses and real estate taxes, partially offset by a true-up in billings for operating expense reimbursements.

Operating Expenses

Operating expenses were $20,799,000 in the quarter ended September 30, 2010, compared to $18,402,000 in the prior year’s quarter, an increase of $2,397,000.  This increase was primarily attributable to an increase in reimbursable operating expenses and real estate taxes of $2,146,000.

Depreciation and Amortization

Depreciation and amortization was $7,869,000 in the quarter ended September 30, 2010, compared to $7,328,000 in the prior year’s quarter, an increase of $541,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service subsequent to the third quarter of 2009.

General and Administrative Expenses

Excluding $3,135,000 for a litigation loss accrual related to our Flushing property, general and administrative expenses decreased by $60,000 from the prior year’s quarter.

Interest and Other Income, net

Interest and other income, net was $162,000 in the quarter ended September 30, 2010, compared to $758,000 in the prior year’s quarter, a decrease of $596,000.  This decrease was primarily due to lower average yields on investments (0.14% in the current quarter as compared to 0.55% in the prior year’s quarter).

Interest and Debt Expense

Interest and debt expense was $13,413,000 in the quarter ended September 30, 2010, compared to $10,924,000 in the prior year’s quarter, an increase of $2,489,000.  This increase was primarily due to (i) $2,936,000 of interest related to our income tax liability, resulting primarily from the reversal of a lower amount of previously recognized interest expense in the current quarter as compared to the prior year’s quarter and (ii) interest savings of $735,000 resulting from the partial repayment of Kings Plaza debt in March 2010.

Income Tax Benefit

Income tax benefit was $3,001,000 in the quarter ended September 30, 2010, compared to $37,065,000 in the prior year’s quarter, a decrease of $34,064,000.  This decrease resulted from the reversal of a lower amount of our income tax liability in the current quarter as compared to the prior year’s quarter.  These liabilities were reversed as a result of the expiration of the applicable statute of limitations.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $432,000 in the quarter ended September 30, 2010, compared to $460,000 in the prior year’s quarter, and represents our venture partner’s 75% pro rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Property Rentals

Property rentals were $123,311,000 in the nine months ended September 30, 2010, compared to $114,837,000 in the prior year’s nine months, an increase of $8,474,000.  This increase was primarily attributable to tenants at the Rego Park II property, whose space was placed into service during, and subsequent to, the second quarter of 2009.

Expense Reimbursements

Tenant expense reimbursements were $55,789,000 in the nine months ended September 30, 2010, compared to $51,538,000 in the prior year’s nine months, an increase of $4,251,000. This increase was primarily due to higher reimbursable operating expenses and real estate taxes, additional billings for Kings Plaza energy plant costs related to 2009 and services provided to tenants, partially offset by a true-up in billings for operating expense reimbursements.

Operating Expenses

Operating expenses were $58,672,000 in the nine months ended September 30, 2010, compared to $55,689,000 in the prior year’s nine months, an increase of $2,983,000.  This increase was comprised of an increase in reimbursable operating expenses and real estate taxes of $3,660,000, partially offset by a decrease in non-reimbursable operating expenses of $677,000.

Depreciation and Amortization

Depreciation and amortization was $23,117,000 in the nine months ended September 30, 2010, compared to $19,886,000 in the nine months ended September 30, 2009, an increase of $3,231,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service during, and subsequent to, the second quarter of 2009.

General and Administrative Expenses

Excluding $3,135,000 for a litigation loss accrual related to our Flushing property in 2010, and $34,275,000 for the reversal of SARs compensation expense and $1,407,000 for the write-off of previously capitalized costs at our Flushing property in 2009, general and administrative expenses increased by $7,000 from the prior year’s nine months.

Interest and Other Income, net

Interest and other income, net was $649,000 in the nine months ended September 30, 2010, compared to $2,390,000 in the prior year’s nine months, a decrease of $1,741,000.  This decrease was primarily comprised of $1,455,000 from lower average yields on investments (0.16% in the nine months ended September 30, 2010 as compared to 0.58% in the prior year’s nine months).

Interest and Debt Expense

Interest and debt expense was $43,290,000 in the nine months ended September 30, 2010, compared to $41,770,000 in the prior year’s nine months, an increase of $1,520,000. This increase was primarily due to (i) $1,955,000 of lower capitalized interest as a result of placing a portion of our Rego Park II property in service and (ii) $1,851,000 of interest related to our income tax liability, resulting primarily from the reversal of a lower amount of previously recognized interest expense in the current period as compared to the prior period, partially offset by (iii) $1,685,000 resulting from the partial repayment of Kings Plaza debt in March 2010 and (iv) $976,000 from the refinancing of the Rego Park I mortgage loan in March 2009.

Net Loss on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $1,238,000 in the nine months ended September 30, 2010 and resulted from the open market purchase of $27,500,000 of our Kings Plaza debt for $28,738,000 in cash.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009 — continued

Income Tax Benefit

Income tax benefit was $2,742,000 in the nine months ended September 30, 2010, compared to $36,947,000 in the prior year’s nine months, a decrease of $34,205,000.  This decrease resulted from the reversal of a lower amount of our income tax liability in the nine months ended September 30, 2010 as compared to the prior year’s nine months.  These liabilities were reversed as a result of the expiration of the applicable statute of limitations.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $1,034,000 in the nine months ended September 30, 2010, compared to $687,000 in the prior year’s nine months, and represents our venture partner’s 75% pro rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Liquidity and Capital Resources

We anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and recurring capital expenditures.

Cash Flows

Property rental income is our primary source of cash flow and is dependent on a number of factors, including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents.  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, non-development capital improvements and interest expense.  Other sources of liquidity to fund cash requirements include existing cash, proceeds from debt financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

Nine Months Ended September 30, 2010

Cash and cash equivalents were $419,735,000 at September 30, 2010, compared to $412,734,000 at December 31, 2009, an increase of $7,001,000.  This increase resulted from $42,746,000 of net cash provided by operating activities, partially offset by $34,545,000 of net cash used in financing activities and $1,200,000 of net cash used in investing activities.

Net cash provided by operating activities of $42,746,000 was comprised of net income of $49,572,000 and adjustments for non-cash items of $9,046,000, partially offset by the net change in operating assets and liabilities of $15,872,000.  The adjustments for non-cash items were comprised of (i) depreciation and amortization of $25,745,000, partially offset by (ii) straight-lining of rental income of $11,586,000 and (iii) a $5,113,000 reversal of a portion of the liability for income taxes as a result of the expiration of the applicable statute of limitations.

Net cash used in investing activities of $1,200,000 was primarily comprised of purchases of short-term investments of $23,000,000 and capital expenditures of $20,608,000, primarily related to the development of our Rego Park II project, partially offset by proceeds from maturing short-term investments of $40,000,000.

Net cash used in financing activities of $34,545,000 was comprised of a $27,500,000 purchase of our Kings Plaza debt, dividends paid on common stock of $25,530,000 and debt amortization of $11,769,000, partially offset by $30,254,000 of borrowings under our Rego Park II construction loan.

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

Liquidity and Capital Resources — continued

Rego Park II Development Project

The Rego Park II property, a newly developed 600,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of September 30, 2010, 89% of the center is in service and $379,000,000 was expended under the total construction budget of $410,000,000.  $296,665,000 was drawn on the construction loan, which has an interest rate of LIBOR plus 1.20% (1.67% at September 30, 2010) and matures in December 2010 with a one-year extension option.  The estimated costs to complete this project are expected to be funded by the existing construction loan.

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

Dividends

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders.  Because the balance of our NOL has exceeded taxable income in the past, there was no distribution requirement.  On May 24, 2010 and August 20, 2010, we paid quarterly dividends of $2.50 per share (estimated quarterly taxable income), or $25,530,000 in the aggregate, an indicated annual rate of $10.00 per share.  Dividends contemplated for the fourth quarter of 2010 would require us to pay out approximately $12,800,000.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $62,476,000, or 35%, and $57,886,000, or 35%, of our consolidated revenues in the nine months ended September 30, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive semi-annually, certain confidential financial information and metrics from Bloomberg.  In addition, we access financial information regarding Bloomberg from private sources, as well as other publicly available data.

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

FFO Attributable to Common Stockholders for the Three and Nine Months Ended September 30, 2010 and 2009

FFO attributable to common stockholders for the quarter ended September 30, 2010 was $25,624,000, or $5.02 per diluted share, compared to $65,228,000, or $12.77 per diluted share, for the quarter ended September 30, 2009.  FFO attributable to common stockholders for the quarters ended September 30, 2010 and 2009 include income of $5,113,000 and $42,472,000, respectively, or $1.00 and $8.32 per diluted share, respectively, from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations.  FFO for the quarter ended September 30, 2010 includes a litigation loss accrual related to our Flushing property of $3,135,000, or $0.61 per diluted share.

FFO attributable to common stockholders for the nine months ended September 30, 2010 was $71,289,000, or $13.96 per diluted share, compared to $136,588,000, or $26.76 per diluted share, for the nine months ended September 30, 2009.  FFO attributable to common stockholders for the nine months ended September 30, 2010 and 2009 include income of $5,113,000 and $42,472,000, respectively, or $1.00 and $8.32 per diluted share, respectively, from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations.  The nine months ended September 30, 2010 includes a litigation loss accrual related to our Flushing property of $3,135,000, or $0.61 per diluted share, and net income and FFO for the nine months ended September 30, 2009 includes $34,275,000, of $6.71 per diluted share, for the reversal of SARs compensation expense.

The following table reconciles our net income to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2010	2009	2010	2009

Net income attributable to Alexander’s	$17,875	$58,029	$48,538	$117,088
Depreciation and amortization of real property	7,749	7,199	22,751	19,500
FFO attributable to common stockholders	$25,624	$65,228	$71,289	$136,588

FFO attributable to common stockholders per diluted share	$5.02	$12.77	$13.96	$26.76

Weighted average shares used in computing diluted FFO per share	5,105,936	5,105,936	5,105,936	5,105,138

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	Balance as of September 30, 2010	Weighted-Average Interest Rate	Effect of 1% Change in Base Rates
Variable (including $42,661 due to Vornado)	$339,326	1.67%	$3,393
Fixed Rate	973,284	5.27%	—
	$1,312,610		$3,393

Total effect on diluted earnings per share			$0.66

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of September 30, 2010, the estimated fair value of our consolidated debt was $1,287,356,000.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: November 1, 2010	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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