Form 10-K
period 2010-12-31
ALEXANDERS INC
filed 2011-02-22
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-6064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $622,802,000 at June 30, 2010.

As of December 31, 2010 there were 5,105,936 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011.

_____________________________

(1)     These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2010, portions of which are incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties.  Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10‑K.  We also note the following forward-looking statements:  in the case of our development projects, the estimated completion date, estimated project costs and costs to complete; and estimates of dividends on shares of our common stock.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict.  For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in this Annual Report on Form 10‑K.

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

 (i)     the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building, comprising the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants;

(ii)     the Kings Plaza Regional Shopping Center contains 1,210,000 square feet and is located on Flatbush Avenue in Brooklyn.  The center is anchored by a 339,000 square foot Macy’s (owned by Macy’s, Inc.), a 289,000 square foot Sears department store and a 114,000 square foot Lowe’s on land leased from us;

(iii)     the Rego Park I Shopping Center contains 343,000 square feet and is located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls.  In January 2011, we leased 50,000 square feet to Burlington Coat Factory;

(iv)     the Rego Park II property, a newly developed 615,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens.  As of December 31, 2010, 89% of the center is in service and such portion is 100% leased, primarily to three anchor tenants: a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado;

(v)    the Paramus property, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land leased to IKEA Property, Inc.;

(vi)   the Flushing property, a 167,000 square foot building, is located at Roosevelt Avenue and Main Street in Queens and is sub-leased to New World Mall LLC for the remainder of our ground lease term; and

Property to be developed

(vii)   the Rego Park III property is a 3.4 acre land parcel adjacent to our Rego Park II property in Queens at the intersection of Junction Boulevard and the Horace Harding Service Road.

Business Environment

Substantially all businesses, including ours, were negatively affected by the 2008/2009 economic recession and illiquidity and volatility in the capital and financial markets.  Although there are signs of an economic recovery and greater stability in the capital and financial markets, it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or any other trends on our financial results.

Significant Tenants

Bloomberg accounted for $83,137,000, $77,988,000 and $66,333,000, or 34%, 35% and 31% of our consolidated revenues in the years ended December 31, 2010, 2009 and 2008, respectively.  No other tenant accounted for more than 10% of our consolidated revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Relationship with Vornado

At December 31, 2010, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2010, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.  Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

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

Employees

We currently have 80 employees.

Executive Office

Our executive office is located at 210 Route 4 East, Paramus, New Jersey, 07652 and our telephone number is (201) 587-8541.

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

REAL ESTATE INVESTMENTS’ VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.

The value of real estate fluctuates depending on conditions in the general economy and the real estate business.  These conditions may also adversely impact our revenues and cash flows.

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

•      whether we are able to pass all or portions of any increases in operating costs through to tenants;

•      changes in real estate taxes and other expenses;

•      whether tenants and users such as customers and shoppers consider a property attractive;

•      the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•      availability of financing on acceptable terms or at all;

•      fluctuations in interest rates;

•      our ability to obtain adequate insurance;

•      changes in zoning laws and taxation;

•      government regulation;

•      consequences of any armed conflict involving, or terrorist attack against, the United States;

•      potential liability under environmental or other laws or regulations;

•      natural disasters;

•      general competitive factors; and

•         climate changes.

The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors.  If our rental revenues and/or occupancy levels decline, we generally would expect to have less cash available to pay our indebtedness and for distribution to our stockholders.  In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.

Capital markets and economic conditions can materially affect our financial condition and results of operations and the value of our debt and equity securities.

There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and economy which have recently negatively affected substantially all businesses, including ours.  Demand for office and retail space may decline nationwide as it did in 2008 and 2009, due to bankruptcies, downsizing, layoffs and cost cutting.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially effect our financial condition and results of operations and the value of our debt and equity securities.

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

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms.  In addition, because a majority of our income is derived from renting real property, our income, funds available to pay indebtedness and funds available for distribution to stockholders will decrease if certain of our tenants cannot pay their rent or if we are not able to maintain our level of occupancy on favorable terms.  If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs.  During periods of economic adversity, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future.  In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property.  Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants.  As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available for the payment of our indebtedness or distribution to stockholders.

Some of our tenants represent a significant portion of our revenues.  Loss of these tenant relationships or deterioration in the tenants’ credit quality could adversely affect our financial condition or results of operation.

Bloomberg accounted for $83,137,000, $77,988,000 and $66,333,000, or 34%, 35% and 31% of our consolidated revenues in the years ended December 31, 2010, 2009 and 2008, respectively.  No other tenant accounted for more than 10% of our consolidated revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.

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

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures.  Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  We may also incur additional costs to remedy damages caused by such disruptions.

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

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  There can be no assurance that we will be able to maintain similar levels of insurance coverage in the future in amounts and on terms that are commercially reasonable.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act (“ADA”) generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons.  Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants.  If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to stockholders.

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

All of our revenues come from properties located in the greater New York City metropolitan area.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term.  Declines in the economy or a decline in the real estate market in this area could hurt our financial performance and the value of our properties.  The factors affecting economic conditions in this area include:

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

It is impossible for us to assess the future effects of trends in the economic and investment climates of the greater New York City metropolitan region, and more generally of the United States, on the real estate market in this area.  Local, national or global economic downturns, would negatively affect our businesses and profitability.

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

A substantial portion of our properties are in the retail shopping center real estate market.  This means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, unemployment rates, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies.  These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our shopping centers.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States.  Our leases, loans and other agreements may require us to comply with OFAC requirements.  If a tenant or other party with whom we conduct business is placed on the OFAC list we may be required to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

WE MAY ACQUIRE OR SELL ASSETS OR DEVELOP PROPERTIES.  OUR FAILURE OR INABILITY TO CONSUMMATE THESE TRANSACTIONS OR MANAGE THESE TRANSACTIONS COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS.

We may acquire or develop properties and this may create risks.

Although our stated business strategy is not to engage in acquisitions, we may acquire or develop properties when we believe that an acquisition or development project is otherwise consistent with our business strategy.  We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget.  In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs.  When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover costs of acquisition or development and operations.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention.  Acquisitions or developments in new markets or types of properties where we do not have the same level of market knowledge may result in weaker than anticipated performance.  We may abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated.

It may be difficult to buy and sell real estate quickly, which may limit our flexibility.

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

Substantially all of our properties and assets are held through subsidiaries.  We depend on cash distributions and dividends from our subsidiaries for substantially all of our cash flow.  The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may make distributions or dividends to us.  Thus, our ability to pay dividends, if any, to our security holders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.

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

At December 31, 2010, substantially all of the individual properties we own were encumbered by mortgages.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have indebtedness, and this indebtedness and the cost to service it, may increase and debt refinancing may not be available on acceptable terms.

As of December 31, 2010, total debt outstanding was $1,246,411,000.  Our ratio of total debt to total enterprise value was 42.2% at December 31, 2010.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2010, our scheduled cash payments for principal and interest were $92,770,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

We may issue stock appreciations rights and other forms of stock-based compensation, and the cash required to settle these awards may impact our liquidity.

In the past, we have issued stock appreciation rights (“SARs”) and other forms of stock-based compensation.  As of December 31, 2010, no SARs or other forms of stock-based compensation were outstanding.  We may in the future issue SARs and other forms of stock-based compensation as a form of executive compensation, and the cash required to settle these awards may impact our liquidity.

We might fail to qualify or remain qualified as a REIT, and may be required to pay income taxes at corporate rates.

Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might fail to remain qualified.  Our qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Internal Revenue Code (the “Code”) for which there are only limited judicial or administrative interpretations.  Our qualification as a REIT also depends on various facts and circumstances that are not entirely within our control.  In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualifying as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to stockholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If we had to pay federal income tax, the amount of money available to distribute to stockholders and pay our indebtedness would be reduced for the year or years involved, and we would no longer be required to make distributions to stockholders. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions. Although we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election or fail to qualify as a REIT.

We face possible adverse changes in tax laws, which may result in an increase in our tax liability.

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

Primarily to facilitate maintenance of its qualification as a REIT, Alexander’s certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 9.9% of the outstanding shares of preferred stock of any class or 4.9% of outstanding common stock of any class.  The Board of Directors may waive or modify these ownership limits with respect to one or more persons if it is satisfied that ownership in excess of these limits will not jeopardize Alexander’s status as a REIT for federal income tax purposes.  In addition, the Board of Directors has, subject to certain conditions and limitations, exempted Vornado and certain of its affiliates from these ownership limitations.  Stock owned in violation of these ownership limits will be subject to the loss of rights and other restrictions.  These ownership limits may have the effect of inhibiting or impeding a change in control.

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

In addition, Vornado and Interstate (the three general partners of which are both trustees of Vornado and Directors of Alexander’s) together beneficially own approximately 59.6% of our outstanding shares of common stock.  This degree of ownership is likely to reduce the possibility of a tender offer or an attempt to change control of the Company by a third party.

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

At December 31, 2010, Interstate and its partners owned approximately 7.0% of the common shares of beneficial interest of Vornado and approximately 27.2% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

At December 31, 2010, Vornado owned 32.4% of our outstanding common stock, in addition to the 27.2% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors. Dr. Richard West is a trustee of Vornado and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

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

THE NUMBER OF SHARES OF ALEXANDER’S COMMON STOCK AND THE MARKET FOR THOSE SHARES GIVE RISE TO VARIOUS RISKS.

The price of our common shares has been volatile and may fluctuate.

The trading price of our common shares has been volatile and may continue to fluctuate widely as a result of a number of factors, many of which are outside of our control.  In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have in the past and may in the future adversely affect the market price of our common shares.  Among the factors that could affect the price of our common shares are:

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

•         uncertainly and volatility in the equity and credit markets;

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

A significant decline in our stock price could result in substantial losses for stockholders.

Alexander’s has additional shares of its common stock available for future issuance, which could decrease the market price of the common stock currently outstanding.

The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2010, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share.  In addition, 895,000 shares are available for future grant under the terms of our 2006 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, SARs or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     properties

The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2010.

				Average		Lease
				Annualized		Expiration/
	Land	Building	Occupancy	Rent Per		Option
Property	Acreage	Square Feet	Rate	Square Foot	Tenants	Expiration(s)
Operating Properties:
731 Lexington Avenue
New York, New York
Office		697,000			Bloomberg L.P.	2029/2039
		188,000			Bloomberg L.P.	2015/2020
		885,000	100%	$82.14
Retail		83,000			The Home Depot	2025/2035
		34,000			The Container Store	2021
		27,000			Hennes & Mauritz	2019
		30,000			Various	Various
		174,000	100%	161.23
	1.9	1,059,000

Kings Plaza Regional Shopping Center
Brooklyn, New York		415,000	94%	61.57	106 Mall tenants	Various
					Macy’s (owned by
		339,000			Macy’s, Inc.)	N/A
		289,000			Sears	2023/2033
		114,000			Lowe’s (ground lessee)	2028/2053
		53,000			Best Buy	2032
	24.3	1,210,000

Rego Park I
Queens, New York		195,000			Sears	2021
					Burlington Coat Factory
		50,000			(lease not commenced)	2022/2027
		46,000			Bed Bath & Beyond	2013/2021
		36,000			Marshalls	2021
		16,000			Old Navy	2021
	4.8	343,000	85%	32.28

Rego Park II
Queens, New York
In Service		145,000			Costco	2034/2059
		135,000			Century 21	2030/2050
		133,000			Kohl’s	2030/2050
		47,000			Toys "R"Us/Babies "R" Us	2021/2036
		90,000			Various	Various
		550,000	100%	38.01
Under Development		65,000
	6.6	615,000

Routes 4 and 17
Paramus, New Jersey	30.3	-	100%	-	IKEA (ground lessee)	2041

Roosevelt Avenue and Main Street
Queens, New York (ground leased
through January 2037)	1	167,000	100%	14.99	New World Mall LLC	2027/2037

Property to be Developed:
Rego Park III, adjacent to Rego Park II
Queens, New York	3.4	-	-	-	-	-
		3,394,000

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

The office and retail spaces are encumbered by first mortgage loans with balances of $351,751,000 and $320,000,000, respectively, as of December 31, 2010.  These loans mature in February 2014 and July 2015 and bear interest at 5.33% and 4.93%, respectively.

Kings Plaza Regional Shopping Center

The Kings Plaza Regional Shopping Center contains 1,210,000 square feet and is located on Flatbush Avenue in Brooklyn, New York.  The center is anchored by a 339,000 square foot Macy’s (owned by Macy’s, Inc.), a 289,000 square foot Sears department store and a 114,000 square foot Lowe’s on land leased from us.  Among the features are a marina, a parking deck (3,739 spaces) and an energy plant that generates electricity for the center.

The following table sets forth lease expirations for the Mall tenants in the center as of December 31, 2010, for each of the next ten years, assuming none of the tenants exercise their renewal options.

			Annual Rent of			Percent of
	Number of	Square Feet of	Expiring Leases		Percent of	2010 Gross
	Expiring	Expiring		Per	Total Leased	Annual
Year	Leases	Leases	Total	Square Foot	Square Feet	Rentals
Month to month	6	12,067	$1,076,292	$89.19	2.9%	4.2%
2011	13	42,600	2,225,484	52.24	10.1%	8.6%
2012	14	35,652	2,489,844	69.84	8.5%	9.6%
2013	10	37,965	2,495,220	65.72	9.0%	9.6%
2014	11	44,256	3,153,720	71.26	10.5%	12.2%
2015	6	8,656	635,652	73.43	2.1%	2.5%
2016	7	25,275	1,633,548	64.63	6.0%	6.3%
2017	13	46,051	2,979,468	64.70	11.0%	11.5%
2018	8	27,622	1,893,744	68.56	6.6%	7.3%
2019	10	26,749	1,919,256	71.75	6.4%	7.4%
2020	6	59,494	2,791,656	46.92	14.1%	10.8%

ITEM 2.        PROPERTIES – continued

Mall sales per square foot were $618 and $628 for the years ended December 31, 2010 and 2009, respectively.  The following table sets forth the occupancy rate and the average annual rent per square foot for the Mall stores for each of the past five years.

		Average
		Annual Base Rent
As of December 31,	Occupancy Rate	Per Square Foot

2010	94%	$61.57
2009	92%	59.32
2008	94%	56.86
2007	94%	55.95
2006	94%	52.78

The center is encumbered by a first mortgage loan with a balance of $151,214,000 at December 31, 2010.  The loan matures in June 2011 and bears interest at 7.46%.

Rego Park I

The Rego Park I Shopping Center contains 343,000 square feet and is located on Queens Boulevard and 63rd Road in Queens, New York.  The center is anchored by a 195,000 square foot Sears department store, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls.  In January 2011, we leased 50,000 square feet to Burlington Coat Factory.  The center contains a parking deck (1,265 spaces) that provides for paid parking.

The center is encumbered by a 100% cash collateralized loan with a balance of $78,246,000 at December 31, 2010.  The loan matures in March 2012, bears interest at 0.75% and is prepayable at any time without penalty.

Rego Park II

The Rego Park II property, a newly developed 615,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of December 31, 2010, 89% of the center is in service and such portion is 100% leased, primarily to three anchor tenants: a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado.  The center contains a parking deck (1,315 spaces) that provides paid parking.

In December 2010, we repaid a portion of the construction loan and extended its maturity date to December 2011.  The loan has a balance of $277,200,000 at December 31, 2010 and bears interest at LIBOR plus 1.20% (1.46% at December 31, 2010.)

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

ITEM 2.        PROPERTIES – continued

Flushing

The Flushing property is located at Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens, New York.  Roosevelt Avenue and Main Street are active shopping districts and there are many national retailers located in the area.  A subway entrance is located directly in front of the property with bus service across the street.  The property comprises a four-floor building containing 167,000 square feet and a parking garage, which is sub-leased to New World Mall, LLC for the remainder of our ground lease term.

In 2003, we recognized $1,289,000 of income representing a non-refundable purchase deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that agreed to purchase this property; as such party had not met its obligations under a May 30, 2002 purchase contract.  On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit.  On December 28, 2005, the party filed a complaint against us in the New York State Court alleging that we failed to honor the terms and conditions of the agreement.  The complaint sought specific performance and, if specific performance was denied, it sought a return of the deposit plus interest and $50,000 in costs.  In August 2010, the New York State Court entered judgment denying specific performance and ordered us to return the deposit together with accrued interest and fees.  We have filed a notice of appeal and this judgment is stayed pending the appeal.  As a result of the judgment, included as a component of “general and administrative” expenses on our consolidated statement of income for the year ended December 31, 2010 is a $3,135,000 litigation loss accrual, representing the amount of the deposit, accrued interest and fees.

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

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  There can be no assurance that we will be able to maintain similar levels of insurance coverage in the future in amounts and on terms that are commercially reasonable.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

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

For a discussion of the litigation concerning our Flushing, New York, property, see “Item 2. Properties – Operating Properties – Flushing.”

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “ALX.”  Set forth below are the high and low closing prices for the shares of our common stock for each full quarterly period within the two most recent years and any dividends paid per share during such periods.

	Year Ended December 31,
	2010			2009
Quarter	High	Low	Dividends	High	Low	Dividends
First	$312.28	$267.94	$-	$266.93	$125.88	$-
Second	340.00	282.03	2.50	303.14	160.46	-
Third	347.83	297.16	2.50	325.22	250.00	-
Fourth	421.82	314.45	2.50	314.05	260.15	-

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to stockholders. Because the balance of our net operating loss carryover (“NOL”) has exceeded taxable income in the past, there was no distribution requirement and accordingly no dividends were paid. In 2010, our estimated taxable income exceeded the remaining balance of our NOL and we began paying a regular quarterly dividend of $2.50 per share (estimated quarterly taxable income) beginning in the second quarter of 2010.  On January 12, 2011, we increased our regular quarterly dividend to $3.00 per share (an indicated annual rate of $12.00 per share).

As of December 31, 2010, there were approximately 376 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2010, we did not sell any unregistered securities.

Recent Purchases of Equity Securities

During 2010, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index.  The graph assumes that $100 was invested on December 31, 2005 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2005	2006	2007	2008	2009	2010
Alexander’s	100	171	144	105	124	172
S&P 500 Index	100	116	122	77	97	112
The NAREIT All Equity Index	100	135	114	71	91	116

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

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2010	2009	2008	2007	2006

Total revenues	$241,350	$223,529	$211,097	$207,980	$198,772

Income (loss) before net gain on sale of condominiums(1)	$67,445	$132,941	$76,295	$115,509	$(89,334)
Net gain on sale of condominiums after income taxes	-	-	-	-	13,256
Net income (loss)	67,445	132,941	76,295	115,509	(76,078)
Net (income) loss attributable to the noncontrolling
interest	(1,016)	(751)	(7)	(1,168)	1,095
Net income (loss) attributable to Alexander’s	$66,429	$132,190	$76,288	$114,341	$(74,983)

Income (loss) per common share:
Income (loss) per common share – basic	$13.01	$25.90	$15.05	$22.68	$(14.92)

Income (loss) per common share – diluted	$13.01	$25.89	$14.96	$22.44	$(14.92)

Balance sheet data:
Total assets	$1,679,300	$1,703,769	$1,603,568	$1,532,410	$1,447,242
Real estate, at cost	1,050,291	1,025,234	967,975	835,081	692,388
Accumulated depreciation and amortization	157,232	132,386	114,235	96,183	80,779
Debt	1,246,411	1,278,964	1,221,255	1,110,197	1,068,498
Total equity	343,776	314,626	180,751	137,426	28,337

__________________________
(1)

Includes reversals of stock appreciation rights ("SARs") compensation expense of $34,275, $20,254 and $43,536 in 2009, 2008 and 2007, respectively, and an accrual for SARs compensation expense of $148,613 in 2006.

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

Substantially all businesses, including ours, were negatively affected by the 2008/2009 economic recession and illiquidity and volatility in the capital and financial markets.  Although there are signs of an economic recovery and greater stability in the capital and financial markets, it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or any other trends on our financial results.

In January 2011, we leased 50,000 square feet at our Rego Park I Shopping Center to Burlington Coat Factory.

Year Ended December 31, 2010 Financial Results Summary

Net income attributable to common stockholders for the year ended December 31, 2010 was $66,429,000, or $13.01 per diluted share, compared to $132,190,000, or $25.89 per diluted share, for the year ended December 31, 2009.  Funds from operations attributable to common stockholders (“FFO”) for the year ended December 31, 2010 was $97,271,000, or $19.05 per diluted share, compared to $158,960,000, or $31.14 per diluted share, for the year ended December 31, 2009. Net income attributable to common stockholders and FFO for the years ended December 31, 2010 and 2009 include income of $5,113,000 and $42,472,000, respectively, or $1.00 and $8.32 per diluted share, respectively, from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations.  The year ended December 31, 2010 also includes $3,135,000, or $0.61 per diluted share, for a litigation loss accrual related to our Flushing property and the year ended December 31, 2009 includes $34,275,000, or $6.71 per diluted share, for the reversal of a portion of previously recognized stock appreciation rights compensation expense.

Quarter Ended December 31, 2010 Financial Results Summary

Net income attributable to common stockholders for the quarter ended December 31, 2010 was $17,891,000, or $3.50 per diluted share, compared to $15,102,000, or $2.96 per diluted share, for the quarter ended December 31, 2009.  FFO for the quarter ended December 31, 2010 was $25,982,000, or $5.09 per diluted share, compared to $22,372,000, or $4.38 per diluted share, for the quarter ended December 31, 2009.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $83,137,000, $77,988,000, and $66,333,000, or 34%, 35% and 31%, of our consolidated revenues in the years ended December 31, 2010, 2009 and 2008, respectively.  No other tenant accounted for more than 10% of our consolidated revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2010 and 2009, the carrying amount of our real estate, net of accumulated depreciation, was $893,059,000 and $892,848,000, respectively.  Maintenance and repairs are charged to operations as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.

Our properties and related intangible assets, including properties to be developed in the future, currently under development and those that are substantially completed and are to be held and used, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  For our development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value.  If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements.  Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Critical Accounting Policies and Estimates - Continued

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,047,000 and $1,736,000 as of December 31, 2010 and 2009, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•     Percentage Rent (revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds) – These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

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

Before we recognize revenue, we assess its collectability.  If our assessment of the collectability of revenue changes, the impact on our consolidated financial statements could be material.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  To the extent we do not distribute all of our taxable income, we would be subject to corportate level income taxes.  Because the balance of our net operating loss carryover (“NOL”) has exceeded taxable income in the past, there was no distribution requirement. In 2010, our estimated taxable income exceeded the remaining balance of our NOL and we began paying a regular quarterly dividend which approximated our taxable income.

Under ASC 740, Income Taxes, deferred income taxes would be recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  As of December 31, 2010 and 2009, there were no deferred tax assets or liabilities on our consolidated balance sheets.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009

Property Rentals

Property rentals were $166,403,000 in the year ended December 31, 2010, compared to $155,275,000 in the year ended December 31, 2009, an increase of $11,128,000.  This increase was primarily attributable to tenants at the Rego Park II property whose space was placed into service subsequent to the second half of 2009 and during 2010.

Expense Reimbursements

Tenant expense reimbursements were $74,947,000 in the year ended December 31, 2010, compared to $68,254,000 in the year ended December 31, 2009, an increase of $6,693,000.  This increase was primarily due to higher reimbursable operating expenses and real estate taxes and services provided to tenants.  This was primarily attributable to the Rego Park II property whose space was placed into service subsequent to the second half of 2009 and during 2010.

Operating Expenses

Operating expenses were $78,652,000 in the year ended December 31, 2010, compared to $73,340,000 in the year ended December 31, 2009, a increase of $5,312,000.  This resulted from a $6,115,000 increase in reimbursable operating expenses and real estate taxes, primarily attributable to the Rego Park II property whose space was placed into service subsequent to the second half of 2009 and during 2010, partially offset by an $803,000 decrease in non-reimbursable operating expenses.

Depreciation and Amortization

Depreciation and amortization was $31,343,000 in the year ended December 31, 2010, compared to $27,284,000 in the year ended December 31, 2009, an increase of $4,059,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service subsequent to the second half of 2009 and during 2010.

General and Administrative Expenses

Excluding $3,135,000 for a litigation loss accrual related to our Flushing property in 2010, and $34,275,000 for the reversal of SARs compensation expense and $1,407,000 for the write-off of previously capitalized costs at our Flushing property in 2009, general and administrative expenses increased by $35,000 from the prior year.

Interest and Other Income, net

Interest and other income, net was $851,000 in the year ended December 31, 2010, compared to $2,847,000 in the prior year, a decrease of $1,996,000.  This decrease was primarily due to lower average yields on investments (0.13% in the current year as compared to 0.48% in the prior year).

Interest and Debt Expense

Interest and debt expense was $58,372,000 in the year ended December 31, 2010, compared to $57,473,000 in the prior year, an increase of $899,000.  This increase was primarily due to (i) $2,183,000 of lower capitalized interest as a result of placing a portion of our Rego Park II property into service, (ii) $1,784,000 of interest related to our income tax liability, resulting primarily from a lower reversal of previously recognized interest expense in the current year as compared to the prior year, partially offset by (iii) interest savings of $2,433,000 from the partial repayment of our Kings Plaza debt in March 2010 and (iv) $351,000 of lower interest on the leasing commissions owed to Vornado.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

Net loss on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $1,238,000 in the year ended December 31, 2010, compared to $519,000 in the prior year and resulted from the open market purchases of our Kings Plaza debt of $27,500,000 and $11,948,000 in 2010 and 2009, respectively, for $28,738,000 and $12,467,000 in cash, respectively.

Income Tax Benefit

Income tax benefit was $2,641,000 in the year ended December 31, 2010, compared to $36,935,000 in the prior year, a decrease of $34,294,000.  This decrease resulted primarily from a lower reversal of our income tax liability in the current year as compared to the prior year.  These liabilities were reversed as a result of the expiration of the applicable statute of limitations.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $1,016,000 in the year ended December 31, 2010, compared to $751,000 in the prior year, and represents our venture partner’s 75% pro rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Results of Operations – Year Ended December 31, 2009 Compared to December 31, 2008

Property Rentals

Property rentals were $155,275,000 in the year ended December 31, 2009, compared to $143,004,000 in the year ended December 31, 2008, an increase of $12,271,000.  This increase was primarily attributable to anchor tenants at the Rego Park II property whose space was placed into service during 2009.

Expense Reimbursements

Tenant expense reimbursements were $68,254,000 in the year ended December 31, 2009, compared to $68,093,000 in the year ended December 31, 2008, an increase of $161,000.

Operating Expenses

Operating expenses were $73,340,000 in the year ended December 31, 2009, compared to $77,110,000 in the year ended December 31, 2008, a decrease of $3,770,000.  This decrease resulted primarily from a $3,707,000 write-off in 2008 of Circuit City’s receivable arising from the straight-lining of rent in connection with its lease termination at Rego Park I.

Depreciation and Amortization

Depreciation and amortization was $27,284,000 in the year ended December 31, 2009, compared to $24,066,000 in the year ended December 31, 2008, an increase of $3,218,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service during 2009, partially offset by a $1,430,000 write-off of in 2008 of Circuit City’s tenant improvements in connection with its lease termination at Rego Park I.

General and Administrative Expenses

Excluding (i) $34,275,000 and $20,254,000 for the reversal of a portion of previously recognized SARs compensation expense in 2009 and 2008, respectively, and (ii) $1,407,000 for the write-off of previously capitalized costs at our Flushing property in 2009, general and administrative expenses decreased by $1,065,000 from 2008.  This decrease resulted primarily from lower professional fees.

Interest and Other Income, net

Interest and other income, net was $2,847,000 in the year ended December 31, 2009, compared to $15,222,000 in the prior year, a decrease of $12,375,000.  This decrease was primarily comprised of (i) $8,448,000 from lower average yields on investments (0.48% in the year ended December 31, 2009 as compared to 2.29% in the year ended December 2008), (ii) $2,164,000 from lower average cash balances in 2009 and (iii) $1,872,000 from the net gain on the sale of real estate tax abatement certificates in 2008.

Interest and Debt Expense

Interest and debt expense was $57,473,000 in the year ended December 31, 2009, compared to $62,474,000 in the prior year, a decrease of $5,001,000.  This decrease was primarily comprised of (i) a $5,165,000 reversal of a portion of the liability for income taxes in the current year (which was previously recognized as interest expense) due to the expiration of the applicable statute of limitations, (ii) a $4,237,000 decrease in interest from the refinancing of the Rego Park I mortgage loan in March 2009, (iii) a $1,021,000 decrease in interest on the Rego Park II construction loan, primarily due to a lower average interest rate (1.58% in the year ended December 31, 2009 as compared to 3.81% in the prior year), (iv) a $569,000 decrease in interest on the income tax liability due to the reversal of a portion of the liability in 2009 and (v) a $507,000 decrease in interest on the leasing commissions due to Vornado, mainly due to a lower rate in 2009, partially offset by (vi) $7,132,000 of lower capitalized interest as a result of placing a portion of the Rego Park II property into service during 2009.

Results of Operations – Year Ended December 31, 2009 Compared to December 31, 2008 - continued

Net Loss on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $519,000 in the year ended December 31, 2009 and resulted from the open market purchases of our Kings Plaza debt of $11,948,000 for $12,467,000 in cash.

Income Tax Benefit (Expense)

In the year ended December 31, 2009, we had an income tax benefit of $36,935,000, compared to an expense of $941,000 in the year ended December 31, 2008.  The tax benefit in 2009 was due to the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations.  The tax expense in 2008 relates primarily to the interest income of our taxable REIT subsidiary which was liquidated in 2008.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $751,000 in the year ended December 31, 2009, compared to $7,000 in the year ended December 31, 2008, and represents our venture partner’s 75% pro rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Related Party Transactions

Vornado

At December 31, 2010, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2010, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.  Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $248,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with a minimum guaranteed fee of $750,000 per annum.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1% (1.99% at December 31, 2010).

Other Agreements

We have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado under the agreements discussed above.

(Amounts in thousands)	Year Ended December 31,
	2010	2009	2008
Company management fees	$3,000	$3,000	$3,000
Development fees	727	3,215	6,520
Leasing fees	4,267	15,975	2,946
Property management fees and payments for cleaning,
engineering and security services	4,342	4,108	4,146
	$12,336	$26,298	$16,612

As a result of the substantial completion of the Rego Park II construction, we paid Vornado the unpaid balance of the development fee of $13,934,000 in the fourth quarter of 2010.  At December 31, 2010, we owed Vornado $41,888,000 for leasing fees and $1,897,000 for management, property management and cleaning fees.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and recurring capital expenditures.

Development Projects

The Rego Park II property, a newly developed 615,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of December 31, 2010, 89% of the center is in service.  In December 2010, we repaid a portion of the construction loan and extended its maturity date to December 2011.  The loan has a balance of $277,200,000 at December 31, 2010 and bears interest at LIBOR plus 1.20% (1.46% at December 31, 2010).

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  There can be no assurance that we will be able to maintain similar levels of insurance coverage in the future in amounts and on terms that are commercially reasonable.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

Dividends

On January 12, 2011, we increased our regular quarterly dividend to $3.00 per share (an indicated annual rate of $12.00 per share).  This dividend policy, if continued for all of 2011, would require us to pay out approximately $61,300,000.

LIQUIDITY AND CAPITAL RESOURCES – continued

Debt and Contractual Obligations

Below is a summary of our outstanding debt at December 31, 2010.

		Interest
(Amounts in thousands)	Balance	Rate	Maturity

Kings Plaza	$151,214	7.46%	Jun. 2011
Paramus	68,000	5.92%	Oct. 2011
Rego Park II(1)	277,200	1.46%	Dec. 2011
Rego Park I(2)	78,246	0.75%	Mar. 2012
Lexington Office	351,751	5.33%	Feb. 2014
Lexington Retail(3)	320,000	4.93%	Jul. 2015
	$1,246,411

__________________________

(1)     This loan bears interest at LIBOR plus 1.20%.

(2)     This loan is 100% cash collateralized.

(3)     In the event of a substantial casualty, up to $75,000 of this loan may become recourse to us.

Below is a summary of our contractual obligations and commitments as of December 31, 2010.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations:
Long-term debt obligations	$1,389,800	$557,961	$171,067	$660,772	$-
Operating lease obligations	13,018	802	1,605	1,605	9,006
Purchase obligations (primarily
constuction commitments)	359	359	-	-	-
Other obligations (primarily due to
Vornado)	51,043	7,135	8,000	8,000	27,908
	$1,454,220	$566,257	$180,672	$670,377	$36,914

Commitments:
Standby letters of credit	$7,998,000	$7,998,000	$-	$-	$-

The table above excludes $3,041,000 of liabilities for income taxes for which the timing of future cash flows is uncertain.

LIQUIDITY AND CAPITAL RESOURCES – Continued

Cash Flows

Property rental income is our primary source of cash flow and is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents.  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders.  Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

Cash and cash equivalents were $397,220,000 at December 31, 2010, compared to $412,734,000 at December 31, 2009, a decrease of $15,514,000.  This decrease resulted from $72,143,000 of net cash used in financing activities and $19,393,000 of net cash used in investing activities, partially offset by $76,022,000 of net cash provided by operating activities. Our consolidated outstanding debt was $1,246,411,000 at December 31, 2010, a $32,553,000 decrease from the balance at December 31, 2009.  $496,414,000 of our outstanding debt matures during 2011.  We may refinance our maturing debt as it comes due or choose to repay it.

Year Ended December 31, 2010

Net cash provided by operating activities of $76,022,000 was comprised of net income of $67,445,000, and $15,792,000 of adjustments for non-cash items, partially offset by $7,215,000 for the net change in operating assets and liabilities.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $34,849,000, partially offset by (ii) straight-lining of rental income of $15,182,000 and (iii) a $5,113,000 reversal of a portion of the liability for income taxes.

Net cash used in investing activities of $19,393,000 was primarily comprised of $42,310,000 of real estate additions, primarily related to the development of our Rego Park II property, and purchases of short-term investments of $23,000,000, partially offset by $40,000,000 of proceeds from maturing short-term investments.

Net cash used in financing activities of $72,143,000 was primarily comprised of (i) dividends paid on common stock of $38,295,000, (ii) $27,500,000 for the purchase of a portion of our Kings Plaza debt, (iii) $24,039,000 for the repayment of a portion of Rego Park II construction loan upon exercise of the one-year extension option and (iv) $17,080,000 for the repayment of borrowings, partially offset by (v) $34,828,000 of borrowings under our Rego Park II construction loan.

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

Net cash used in investing activities of $201,282,000 was primarily comprised of restricted cash of $86,427,000, primarily related to the fully cash-collateralized mortgage at Rego Park I, capital expenditures of $74,855,000, primarily related to the development of our Rego Park II project, and short-term investments of $55,000,000, partially offset by $15,000,000 of proceeds from maturing short-term investments.

Net cash provided by financing activities of $58,497,000 was primarily comprised of $162,961,000 of proceeds from a construction loan to fund expenditures for our Rego Park II project, partially offset by repayments of borrowings of $105,252,000.

LIQUIDITY AND CAPITAL RESOURCES – Continued

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

FFO attributable to common stockholders for the year ended December 31, 2010 was $97,271,000, or $19.05 per diluted share, compared to $158,960,000, or $31.14 per diluted share, for the year ended December 31, 2009.  FFO attributable to common stockholders for the years ended December 31, 2010 and 2009 include income of $5,113,000 and $42,472,000, or $1.00 and $8.32 per diluted share, respectively, from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations.  The year ended December 31, 2010 also includes $3,135,000, or $0.61 per diluted share, for a litigation loss accrual related to our Flushing property and the year ended December 31, 2009 includes $34,275,000, or $6.71 per diluted share, for the reversal of a portion of previously recognized stock appreciation rights compensation expense.

FFO attributable to common stockholders for the quarter ended December 31, 2010 was $25,982,000, or $5.09 per diluted share, compared to $22,372,000, or $4.38 per diluted share, for the year ended December 31, 2009.

The following table reconciles our net income to FFO:

	For the Year Ended		For the Quarter Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2010	2009	2010	2009
Net income attributable to Alexander’s	$66,429	$132,190	$17,891	$15,102
Depreciation and amortization of real property	30,842	26,770	8,091	7,270
FFO attributable to common stockholders	$97,271	$158,960	$25,982	$22,372

FFO attributable to common stockholders per diluted share	$19.05	$31.14	$5.09	$4.38

Weighted average shares used in computing diluted FFO per share	5,105,936	5,105,370	5,105,936	5,105,936

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	Balance as of		Effect of 1%
	December 31,	Weighted-Average	Change in
(Amounts in thousands, except per share amounts)	2010	Interest Rate	Base Rates
Variable (including $41,888 due to Vornado)	$319,088	1.53%	$3,191
Fixed Rate	969,211	5.24%	-
	$1,288,299		$3,191

Total effect on diluted earnings per share			$0.62

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of December 31, 2010 and 2009, the estimated fair value of our consolidated debt was $1,291,048,000 and $1,215,501,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Index to Consolidated Financial Statements	Number

Report of Independent Registered Public Accounting Firm	39

Consolidated Balance Sheets at December 31, 2010 and 2009	40

Consolidated Statements of Income for the
Years Ended December 31, 2010, 2009 and 2008	41

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2010, 2009 and 2008	42

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2010, 2009 and 2008	43

Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander’s, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 22, 2011

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2010	2009
Real estate, at cost:
Land	$74,974	$74,974
Buildings and leasehold improvements	934,782	832,761
Development and construction in progress	40,535	117,499
Total	1,050,291	1,025,234
Accumulated depreciation and amortization	(157,232)	(132,386)
Real estate, net	893,059	892,848
Cash and cash equivalents	397,220	412,734
Short-term investments	23,000	40,000
Restricted cash	85,567	91,484
Accounts receivable, net of allowance for doubtful accounts of $1,047 and $1,736, respectively	4,224	2,159
Receivable arising from the straight-lining of rents	175,680	160,498
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of
$48,949 and $49,638, respectively)	68,835	71,285
Deferred debt issuance costs, net of accumulated amortization of $18,855, and $15,349, respectively	8,167	11,616
Other assets	23,548	21,145
	$1,679,300	$1,703,769

LIABILITIES AND EQUITY

Notes and mortgages payable	$1,246,411	$1,278,964
Amounts due to Vornado	43,785	56,666
Accounts payable and accrued expenses	41,610	45,208
Liability for income taxes and other	3,718	8,305
Total liabilities	1,335,524	1,389,143

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued 5,173,450 shares;
outstanding, 5,105,936 shares	5,173	5,173
Additional capital	31,501	31,501
Retained earnings	304,055	275,921
	340,729	312,595
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	340,354	312,220
Noncontrolling interest in consolidated subsidiary	3,422	2,406
Total equity	343,776	314,626
	$1,679,300	$1,703,769

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
REVENUES
Property rentals	$166,403	$155,275	$143,004
Expense reimbursements	74,947	68,254	68,093
Total revenues	241,350	223,529	211,097

EXPENSES
Operating (including fees to Vornado of $5,182, $4,948 and $4,986, respectively)	78,652	73,340	77,110
Depreciation and amortization	31,343	27,284	24,066
General and administrative (including a reversal of stock appreciation rights (“SARs”)
compensation expense of $34,275 and $20,254, in 2009 and 2008, respectively,
and management fees to Vornado of $2,160 in each year)	7,792	(28,246)	(14,567)
Total expenses	117,787	72,378	86,609

OPERATING INCOME	123,563	151,151	124,488

Interest and other income, net	851	2,847	15,222
Interest and debt expense	(58,372)	(57,473)	(62,474)
Net loss on early extinguishment of debt	(1,238)	(519)	-
Income before income taxes	64,804	96,006	77,236
Income tax benefit (expense)	2,641	36,935	(941)
Net income	67,445	132,941	76,295
Net income attributable to the noncontrolling interest	(1,016)	(751)	(7)
Net income attributable to Alexander’s	$66,429	$132,190	$76,288

Net income per common share - basic	$13.01	$25.90	$15.05

Weighted average shares - basic	5,105,936	5,103,790	5,067,426

Net income per common share - diluted	$13.01	$25.89	$14.96

Weighted average shares - diluted	5,105,936	5,105,370	5,098,529

Dividends per common share (including a special dividend in 2008)	$7.50	$-	$7.00

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

							Non-
(Amounts in thousands)	Common Stock		Additional	Retained	Treasury	Alexander’s	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2007	5,173	$5,173	$27,636	$103,014	$(720)	$135,103	$2,323	$137,426
Net income	-	-	-	76,288	-	76,288	7	76,295
Special cash dividend
($7.00 per share)	-	-	-	(35,571)	-	(35,571)	-	(35,571)
Distributions	-	-	-	-	-	-	(675)	(675)
Common stock issued under
option plan	-	-	3,011	-	265	3,276	-	3,276
Balance, December 31, 2008	5,173	5,173	30,647	143,731	(455)	179,096	1,655	180,751
Net income	-	-	-	132,190	-	132,190	751	132,941
Common stock issued under
option plan	-	-	854	-	80	934	-	934
Balance, December 31, 2009	5,173	5,173	31,501	275,921	(375)	312,220	2,406	314,626
Net income	-	-	-	66,429	-	66,429	1,016	67,445
Dividends paid on common
stock	-	-	-	(38,295)	-	(38,295)	-	(38,295)
Balance, December 31, 2010	5,173	$5,173	$31,501	$304,055	$(375)	$340,354	$3,422	$343,776

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,445	$132,941	$76,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	34,849	30,445	26,719
Straight-lining of rental income	(15,182)	(23,381)	(10,113)
Reversal of income tax liability	(5,113)	(42,472)	(800)
Liability for stock appreciation rights	-	(34,275)	(20,254)
Other non-cash adjustments	1,238	1,884	1,879
Change in operating assets and liabilities:
Accounts receivable, net	(2,065)	4,421	(635)
Other assets	(6,068)	(12,421)	(3,947)
Payment for stock appreciation rights	-	(22,838)	(62,808)
Accounts payable and accrued expenses	13,273	4,668	(4,467)
Income tax liability of taxable REIT subsidiary	704	2,054	2,549
Amounts due to Vornado	(12,881)	(1,344)	4,898
Other liabilities	(178)	(103)	(57)
Net cash provided by operating activities	76,022	39,579	9,259

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(42,310)	(74,855)	(134,554)
Purchases of short-term investments	(23,000)	(55,000)	-
Proceeds from maturing short-term investments	40,000	15,000	-
Restricted cash	5,917	(86,427)	(70)
Proceeds from the sale of real estate tax abatement certificates	-	-	2,986
Net cash used in investing activities	(19,393)	(201,282)	(131,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(68,619)	(105,252)	(14,851)
Dividends paid (including a special dividend in 2008)	(38,295)	-	(35,571)
Proceeds from borrowings	34,828	162,961	125,909
Debt issuance costs	(57)	(146)	-
Exercise of stock options	-	934	3,276
Distributions to the noncontrolling interest	-	-	(675)
Net cash (used in) provided by financing activities	(72,143)	58,497	78,088

Net decrease in cash and cash equivalents	(15,514)	(103,206)	(44,291)
Cash and cash equivalents at beginning of year	412,734	515,940	560,231
Cash and cash equivalents at end of year	$397,220	$412,734	$515,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $1,269, $3,452 and $10,584 have
been capitalized)	$52,889	$57,906	$68,097
Non-cash additions to real estate included in accounts payable and accrued expenses	$-	$22,409	$33,406

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

(i)      the 731 Lexington Avenue property, a 1,307,000 square foot multi-use building, comprising the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants;

(ii)     the Kings Plaza Regional Shopping Center contains 1,210,000 square feet and is located on Flatbush Avenue in Brooklyn.  The center is anchored by a 339,000 square foot Macy’s (owned by Macy’s, Inc.), a 289,000 square foot Sears department store and a 114,000 square foot Lowe’s on land leased from us;

(iii)     the Rego Park I Shopping Center contains 343,000 square feet and is located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls.  In January 2011, we leased 50,000 square feet to Burlington Coat Factory;

(iv)     the Rego Park II property, a newly developed 615,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens.  As of December 31, 2010, 89% of the center is in service and such portion is 100% leased, primarily to three anchor tenants: a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado;

(v)    the Paramus property, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land leased to IKEA Property, Inc.;

(vi)   the Flushing property, a 167,000 square foot building, is located at Roosevelt Avenue and Main Street in Queens and is sub-leased to New World Mall LLC for the remainder of our ground lease term; and

Property to be developed

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

Our properties and related intangible assets, including properties to be developed in the future, currently under development and those that are substantially completed and are to be held and used, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  For our development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value.  If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.  The majority of our cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit.  To date we have not experienced any losses on our invested cash.

Short-term Investments – Short-term investments consist of certificates of deposit placed through an account registry service (“CDARS”) with original maturities of 91 to 180 days.  These investments are FDIC insured and classified as available-for-sale.

Restricted Cash – Restricted cash consists of cash held in a non-interest bearing escrow account in connection with our Rego Park I 100% cash collateralized mortgage, as well as security deposits and other cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for Doubtful Accounts – We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,047,000 and $1,736,000 as of December 31, 2010 and 2009, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

Fair Value of Financial Instruments – The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of December 31, 2010 and 2009, the estimated fair value of our consolidated debt was $1,291,048,000 and $1,215,501,000, respectively.  Our fair value estimates, which are made at the end of  the reporting period, may be different from the amounts that may ultimately be realized upon disposition of our financial instruments.

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

Percentage Rent (revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds) – These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

Expense Reimbursements (revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties) – This revenue is accrued in the same periods as the expenses are incurred.

Parking Income (revenue arising from the rental of parking space at our properties) – This income is recognized as cash is received.

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  To the extent we do not distribute all of our taxable income, we would be subject to corporate level income taxes. Because the balance of our net operating loss carryover (“NOL”) has exceeded taxable income in the past, there was no distribution requirement. In 2010, our estimated taxable income exceeded the remaining balance of our NOL and we began paying a regular quarterly dividend which approximated our taxable income. All of the dividends distributed in 2010 were characterized as ordinary income for federal income tax purposes. In 2008, we declared and paid a special dividend which was attributable to the liquidation of the wholly owned 731 Lexington Avenue taxable REIT subsidiary into Alexander’s.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The following table reconciles our net income to estimated taxable income (loss) for the years ended December 31, 2010, 2009 and 2008.

(Unaudited and in thousands)	Years Ended December 31,
	2010	2009	2008
Net income attributable to Alexander’s	$66,429	$132,190	$76,288
Straight-line rent adjustments	(15,182)	(23,381)	(6,634)
Depreciation and amortization timing differences	602	1,385	16
Reversal of liability for income taxes	(3,162)	(37,307)	(625)
Interest expense	-	(107)	-
Stock appreciation rights compensation expense	-	(57,113)	(83,973)
Net income of the TRS	-	-	(3,165)
Other	6,245	(3,395)	(9,521)
Taxable income (loss) before NOL	54,932	12,272	(27,614)
NOL carried forward	(16,939)	(29,211)	(1,597)
Taxable income/(NOL)	$37,993	$(16,939)	$(29,211)

At December 31, 2010, the net basis of our assets and liabilities for tax purposes is approximately $197,991,000 lower than the amount reported for financial statement purposes.

Under ASC 740, Income Taxes, deferred income taxes would be recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  As of December 31, 2010 and 2009 there were no deferred tax assets or liabilities on our consolidated balance sheets.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS

Vornado

At December 31, 2010, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.  Steven Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2010, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.  Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $248,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with a minimum guaranteed fee of $750,000 per annum.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1% (1.99% at December 31, 2010).

Other Agreements

We have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS - continued

The following is a summary of fees to Vornado under the agreements discussed above.

(Amounts in thousands)	Year Ended December 31,
	2010	2009	2008
Company management fees	$3,000	$3,000	$3,000
Development fees	727	3,215	6,520
Leasing fees	4,267	15,975	2,946
Property management fees and payments for cleaning, engineering
and security services	4,342	4,108	4,146
	$12,336	$26,298	$16,612

As a result of the substantial completion of the Rego Park II construction, we paid Vornado the unpaid balance of the development fee of $13,934,000 in the fourth quarter of 2010. At December 31, 2010, we owed Vornado $41,888,000 for leasing fees, and $1,897,000 for management, property management and cleaning fees.

4.    FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available.  The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.  Financial assets recorded at fair value in our consolidated financial statements at December 31, 2010 and 2009 consist solely of short-term investments (CDARS classified as available-for-sale) and are presented in the table below based on their level in the fair value hierarchy.  There were no financial liabilities recorded at fair value at December 31, 2010 and 2009.

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$23,000	$23,000	$-	$-

	As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$40,000	$40,000	$-	$-

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    REGO PARK II PROJECT

The Rego Park II property, a newly developed 615,000 square foot shopping center, is located adjacent to our Rego Park I property in Queens, New York.  As of December 31, 2010, 89% of the center is in service and such portion is 100% leased, primarily to three anchor tenants: a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado.  The center contains a parking deck (1,315 spaces) that provides paid parking.

In December 2010, we repaid a portion of the construction loan and extended its maturity date to December 2011. The loan has a balance of $277,200,000 at December 31, 2010 and bears interest at LIBOR plus 1.20% (1.46% at December 31, 2010).

6.    NOTES AND MORTGAGES PAYABLE

The following is a summary of our outstanding notes and mortgages payable.

		Interest Rate at	Balance at December 31
(Amounts in thousands)	Maturity	December 31, 2010	2010		2009
First mortgage, secured by the Kings Plaza
Regional Shopping Center	Jun. 2011	7.46%	$151,214	(1)	$183,318
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000		68,000
Construction loan, secured by the
Rego Park II Shopping Center(2)	Dec. 2011	1.46%	277,200		266,411
First mortgage, secured by the Rego Park I
Shopping Center (100% cash collateralized)	Mar. 2012	0.75%	78,246		78,246
First mortgage, secured by the office space
at the Lexington Avenue property	Feb. 2014	5.33%	351,751		362,989
First mortgage, secured by the retail space
at the Lexington Avenue property(3)	Jul. 2015	4.93%	320,000		320,000
			$1,246,411		$1,278,964
___________________

(1)		On March 3, 2010, we acquired $27,500 of this debt for $28,738 in cash, resulting in a $1,238 net loss on early extinguishment of debt.
(2)		This loan bears interest at LIBOR plus 1.20%.
(3)		In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $890,289,000 at December 31, 2010.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance to prepay them.  As of December 31, 2010, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2011	$508,275
2012	90,711
2013	13,208
2014	314,217
2015	320,000
Thereafter	-

We may refinance our maturing debt as it comes due or choose to repay it.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    LIABILITY FOR INCOME TAXES

In accordance with the provisions of ASC 740, Income Taxes, we have an income tax liability of $3,041,000 and $7,450,000 as of December 31, 2010 and 2009, respectively.  This ASC 740 liability, which includes $2,466,000 and $4,041,000 of accrued interest as of December 31, 2010 and 2009, respectively, is included as a component of “liability for income taxes and other,” on our consolidated balance sheets.  If this liability were reversed, it would result in non-cash income and reduce our effective tax rate.  Of this liability, $2,455,000 is expected to reverse in the third quarter of 2011 as a result of the expiration of the applicable statute of limitations.  Interest expense related to the ASC 740 liability is included as a component of “interest and debt expense” on our consolidated statements of income.  In the years ended December 31, 2010, 2009 and 2008, we recognized interest of $376,000, $1,807,000 and $2,549,000, respectively.

(Amounts in thousands)	Amount
Balance at January 1, 2009	$47,868

Additions based on tax positions related to the current year	247
Additions for tax positions of prior years	1,807
Reduction for tax positions of prior years	(42,472)
Settlements	-
Balance at December 31, 2009	7,450

Additions based on tax positions related to the current year	328
Additions for tax positions of prior years	376
Reduction for tax positions of prior years	(5,113)
Settlements	-
Balance at December 31, 2010	$3,041

In 2010 and 2009, we reversed $5,113,000 and $42,472,000, respectively, of liabilities related to income taxes as a result of the expiration of the applicable statute of limitations.  Accordingly, we recognized income in 2010 and 2009, of which $3,162,000 and $37,307,000, respectively, were included as a component of “income tax benefit” (portion previously recognized as income tax expense) and $1,951,000 and $5,165,000, respectively, were included as a reduction of “interest and debt expense” (portion previously recognized as interest expense) on our consolidated statements of income.

As of December 31, 2010, Taxable REIT Subsidiary (“TRS”) tax returns for the years 2004 through 2009 and REIT tax returns for the years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

8.    NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

Prior to 2005, we owned and operated an energy plant that generated all of the electrical power at our Kings Plaza Regional Shopping Center.  In April 2005, we contributed the 35 year old plant and $750,000 in cash, for a 25% interest in a joint venture.  In addition, we provided the joint venture with a $15,350,000 loan (eliminated in consolidation).  The joint venture rebuilt the plant at a total cost of approximately $18,350,000 and began operations in March 2007.  Pursuant to ASC Topic 805, Business Combinations, we control the joint venture and accordingly, consolidate its accounts into our consolidated financial statements.

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

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2011	$150,019
2012	154,098
2013	148,945
2014	146,158
2015	145,877
Thereafter	1,506,739

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales.  For the years ended December 31, 2010, 2009, and 2008, these rents were $665,000, $633,000, and $784,000, respectively.

Bloomberg L.P. (“Bloomberg”) accounted for $83,137,000, $77,988,000 and $66,333,000, or 34%, 35% and 31% of our consolidated revenues in the years ended December 31, 2010, 2009 and 2008, respectively.  No other tenant accounted for more than 10% of consolidated revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

As Lessee

We are a tenant under long-term ground leases that range from approximately 8 to 17 years.  Future minimum lease payments under these operating leases are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2011	$802
2012	802
2013	803
2014	802
2015	803
Thereafter	9,006

Rent expense is primarily for our Flushing ground lease and was $848,000, $848,000, and $841,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  There can be no assurance that we will be able to maintain similar levels of insurance coverage in the future in amounts and on terms that are commercially reasonable.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

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

Flushing Property

In 2003, we recognized $1,289,000 of income representing a non-refundable purchase deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract.  On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit.  On December 28, 2005, the party filed a complaint against us in the New York State Court alleging that we failed to honor the terms and conditions of the agreement.  The complaint sought specific performance and, if specific performance was denied, it sought a return of the deposit plus interest and $50,000 in costs.  In August 2010, the New York State Court entered judgment denying specific performance and ordered us to return the deposit together with accrued interest and fees.  We have filed a notice of appeal and this judgment is stayed pending the appeal.  As a result of the judgment, included as a component of “general and administrative” expenses on our consolidated statement of income for the year ended December 31, 2010 is a $3,135,000 litigation loss accrual, representing the amount of the deposit, accrued interest and fees.

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

Letters of Credit

Approximately $7,998,000 of standby letters of credit were issued and outstanding as of December 31, 2010.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK-BASED COMPENSATION

Our Omnibus Stock Plan (the “Plan”), which was approved by our stockholders on May 18, 2006, provides for grants of incentive and non-qualified stock options, restricted stock, SARs and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors (the “Committee”).  At December 31, 2010, there were 895,000 shares available for future grant under the Plan.

We account for all stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation.

Stock Options

There have been no stock option grants since 1999; accordingly, no compensation expense was recognized during the years ended December 31, 2010, 2009 and 2008.  There were 14,346 and 47,640 options exercised during the years ended December 31, 2009 and 2008, respectively.  Cash received from option exercises in each of the years ended December 31, 2009 and 2008 was $934,000 and $3,276,000, respectively.  As of December 31, 2010, there are no stock options outstanding.

Stock Appreciation Rights (“SARs”)

On September 15 and October 14, 2008, Steven Roth, the Chairman of our Board of Directors and Chief Executive Officer, exercised an aggregate of 200,000 SARs which were scheduled to expire on March 4, 2009 and received gross proceeds of $62,808,000.  On March 2, 2009, Mr. Roth and Mr. Fascitelli each exercised 150,000 SARs, which were scheduled to expire on March 4, 2009 and each received gross proceeds of $11,419,000.  These SARs were granted at 100% of the market price of our company’s stock on the date of grant.  As of December 31, 2010, there are no SARs outstanding.

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

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2010	2009	2008
Net income attributable to common shareholders – basic and diluted	$66,429	$132,190	$76,288

Weighted average shares outstanding – basic	5,105,936	5,103,790	5,067,426
Dilutive effect of stock options	-	1,580	31,103
Weighted average shares outstanding – diluted	5,105,936	5,105,370	5,098,529

Net income per common share – basic	$13.01	$25.90	$15.05

Net income per common share – diluted	$13.01	$25.89	$14.96

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

			Net Income
			Attributable to	Income Per
			Common	Common Share(1)
	(Amounts in thousands, except per share amounts)	Revenues	Shareholders	Basic	Diluted
	2010
	December 31	$62,250	$17,891	$3.50	$3.50
	September 30	61,390	17,875	3.50	3.50
	June 30	59,166	15,549	3.05	3.05
	March 31	58,544	15,114	2.96	2.96

	2009
	December 31	$57,154	$15,102	$2.96	$2.96
	September 30	58,410	58,029	11.37	11.37
	June 30	54,875	13,005	2.55	2.55
	March 31	53,090	46,054	9.04	9.03
_______________________
(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 58 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 22, 2011

ITEM 9b.  other information

None.

PART III

ITEM 10.   directors, executive officers and corporate governance

Information relating to our directors will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2010.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)

Steven Roth	69

Chairman of the Board of Directors since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust from May 1989 through May 2009;  a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Michael D. Fascitelli	54

President since August 2000; Director of the Company since December 1996; Chief Executive Officer of Vornado Realty Trust since May 2009 and President and Trustee since December 1996; Partner at Goldman Sachs & Co., in charge of its real estate practice, from December 1992 to December 1996; and, prior thereto, Vice President at Goldman Sachs & Co.

Joseph Macnow	65

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

We have a code of business conduct and ethics that applies to our Chief Executive Officer and Executive Vice President and Chief Financial Officer, among others.  The code is posted on our website at www.alx-inc.com.  We intend to satisfy our disclosure obligation regarding amendments and waivers of this code applicable to our Chief Executive Officer and Executive Vice President and Chief Financial Officer by posting such information on our website.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, regarding our equity compensation.

Number of securities
	(a)		remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	N/A	$ N/A	895,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	$ N/A	895,000

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

Pages in this
Annual Report
on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended
December 31, 2010, 2009 and 2008	63

Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2010, 2009 and 2008	64

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

ALEXANDER’S, INC.
(Registrant)

Date: February 22, 2011	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors	February 22, 2011
	(Steven Roth)	(Principal Executive Officer)

By:	/s/Michael D. Fascitelli	President and Director	February 22, 2011
(Michael D. Fascitelli)

By:	/s/Joseph Macnow	Executive Vice President and	February 22, 2011
	(Joseph Macnow)	Chief Financial Officer
(Principal Financial and Accounting Officer)
February 22, 2011
By:	/s/Thomas R. DiBenedetto	Director
(Thomas R. DiBenedetto)
February 22, 2011
By:	/s/David Mandelbaum	Director
(David Mandelbaum)
February 22, 2011
By:	/s/Arthur Sonnenblick	Director
(Arthur Sonnenblick)
February 22, 2011
By:	/s/Neil Underberg	Director
(Neil Underberg)
February 22, 2011
By:	/s/Richard R. West	Director
(Richard R. West)
February 22, 2011
By:	/s/Russell B. Wight Jr.	Director
(Russell B. Wight Jr)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions:	Deductions:
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written Off	of Year

Allowance for doubtful accounts:
Year Ended December 31, 2010	$1,736	$(22)	$(667)	$1,047

Year Ended December 31, 2009	$1,357	$540	$(161)	$1,736

Year Ended December 31, 2008	$667	$910	$(220)	$1,357

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross Amount at Which
		Initial Cost to Company(1)			Carried at Close of Period							Depreciation
			Building,	Costs		Building,			Accumulated			in Latest
			Leaseholds	Capitalized		Leaseholds			Depreciation			Income
			and Leasehold	Subsequent		and Leasehold	Construction		and	Date of	Date	Statement
Description	Encumbrances	Land	Improvements	to Acquisition(2)	Land	Improvements	In Progress	Total(2)	Amortization	Construction	Acquired(1)	is Computed
Commercial Property:
New York, NY
Rego Park I	$78,246	$1,647	$8,953	$47,440	$1,647	$56,381	$12	$58,040	$21,438	1959	1992	5-39 years
Rego Park II	277,200	3,127	1,467	368,034	3,127	329,837	39,664	372,628	11,510	2009	1992	5-40 years
Rego Park III		779	-	826	779	-	825	1,604	-	N/A	1992	26 years
Flushing	-	-	1,660	(107)	-	1,553	-	1,553	554	1975 (3)	1992	N/A
Lexington Avenue	671,751	14,432	12,355	424,779	27,498	424,034	34	451,566	79,264	2003	1992	5-39 years
Kings Plaza Regional
Shopping Center	151,214	497	9,542	142,940	30,002	122,977	-	152,979	44,466	1970	1992	8-50 years

Paramus, NJ	68,000	1,441	-	10,313	11,754	-	-	11,754	-	N/A	1992	N/A

Other Properties	-	167	1,804	(1,804)	167	-	-	167	-	N/A	1992	N/A
TOTAL	$1,246,411	$22,090	$35,781	$992,421	$74,974	$934,782	$40,535	$1,050,291	$157,232

__________________________
(1)	Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $197,991,000 lower than the amount reported for financial statement purposes.
(3)	This date represents the lease acquisition date.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

	December 31,
	2010	2009	2008
REAL ESTATE:
Balance at beginning of period	$1,025,234	$967,975	$835,081
Additions (deletions) during the period:
Land	-	-	5,519
Buildings and leasehold improvements	102,402	238,119	5,043
Development and construction in progress	(76,964)	(177,389)	123,079
	1,050,672	1,028,705	968,722
Less: Fully depreciated assets	(381)	(3,471)	(747)
Balance at end of period	$1,050,291	$1,025,234	$967,975

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$132,386	$114,235	$96,183
Additions charged to operating expenses	25,227	21,622	18,799
	157,613	135,857	114,982
Less: Fully depreciated assets	(381)	(3,471)	(747)
Balance at end of period	$157,232	$132,386	$114,235

EXHIBIT INDEX

Exhibit
No.

3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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

*
___________________
	*		Incorporated by reference.

10.7		-

Note modification and Severance Agreement dated as of November 26, 2001, between Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC, and Kings Parking LLC  collectively borrower and JP Morgan Chase Bank of New York, lender. Incorporated herein by reference from Exhibit 10(v)(A)(4) to the registrant’s Annual Report on Form 10 K for the year ended December 31, 2001, filed on March 13, 2002

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

Kings Plaza Management Agreement, dated as of May 31, 2001, by and between Alexander’s Kings Plaza LLC and Vornado Management Corp. Incorporated herein by the quarter ended June 30, 2002, filed on August 7, 2002

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

*
___________________
	*		Incorporated by reference.

10.17		-

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

*
___________________
	*		Incorporated by reference.

10.27		-

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

*
___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.38	**	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*

10.39		-

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

*
___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.47		-

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

*
___________________
	*		Incorporated by reference.

10.58		-

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

*

21		-	Subsidiaries of Registrant

23		-	Consent of Independent Registered Public Accounting Firm

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

___________________
	*		Incorporated by reference.