Form 10-Q
period 2011-03-31
ALEXANDERS INC
filed 2011-05-02
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2011, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	March 31, 2011 and December 31, 2010	3

	Consolidated Statements of Income (Unaudited) for the
	Three Months Ended March 31, 2011 and 2010	4

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Three Months Ended March 31, 2011 and 2010	5

	Consolidated Statements of Cash Flows (Unaudited) for the
	Three Months Ended March 31, 2011 and 2010	6

	Notes to Consolidated Financial Statements (Unaudited)	7

	Report of Independent Registered Public Accounting Firm	12

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	19

PART II.	Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Exhibit Index		22

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

March 31,	December 31,
ASSETS	2011	2010
Real estate, at cost:
Land	$74,974	$74,974
Buildings and leasehold improvements	977,967	934,782
Development and construction in progress	1,581	40,535
Total	1,054,522	1,050,291
Accumulated depreciation and amortization	(163,920)	(157,232)
Real estate, net	890,602	893,059
Cash and cash equivalents	431,931	397,220
Short-term investments	-	23,000
Restricted cash	89,087	85,567
Accounts receivable, net of allowance for doubtful accounts of $1,274 and $1,047, respectively	4,634	4,224
Receivable arising from the straight-lining of rents	179,423	175,680
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of
$49,898 and $48,949, respectively)	68,849	68,835
Deferred debt issuance costs, net of accumulated amortization of $18,064, and $18,855, respectively	7,464	8,167
Other assets	12,925	23,548
$1,684,915	$1,679,300

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,242,602	$1,246,411
Amounts due to Vornado	44,357	43,785
Accounts payable and accrued expenses	47,986	41,610
Liability for income taxes and other	3,700	3,718
Total liabilities	1,338,645	1,335,524

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,105,936 shares	5,173	5,173
Additional capital	31,501	31,501
Retained earnings	306,944	304,055
343,618	340,729
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	343,243	340,354
Noncontrolling interest in consolidated subsidiary	3,027	3,422
Total equity	346,270	343,776
$1,684,915	$1,679,300

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2011	2010
REVENUES
Property rentals	$43,465	$40,215
Expense reimbursements	19,407	18,329
Total revenues	62,872	58,544

EXPENSES
Operating (including fees to Vornado of $1,336 and $1,242, respectively)	21,187	19,056
Depreciation and amortization	8,234	7,447
General and administrative (including management fees to Vornado of $540 in each period)	1,099	1,124
Total expenses	30,520	27,627

OPERATING INCOME	32,352	30,917

Interest and other income, net	105	283
Interest and debt expense	(14,805)	(14,746)
Net loss on early extinguishment of debt	-	(1,238)
Income before income taxes	17,652	15,216
Income tax benefit (expense)	160	(100)
Net income	17,812	15,116
Net loss (income) attributable to the noncontrolling interest	395	(2)
Net income attributable to Alexander’s	$18,207	$15,114

Net income per common share – basic and diluted	$3.57	$2.96
Weighted average shares	5,105,936	5,105,936

Dividends per common share	$3.00	$-

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

							Non-
	Common Stock		Additional	Retained	Treasury	Alexander’s	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2009	5,173	$5,173	$31,501	$275,921	$(375)	$312,220	$2,406	$314,626
Net income	-	-	-	15,114	-	15,114	2	15,116
Balance, March 31, 2010	5,173	$5,173	$31,501	$291,035	$(375)	$327,334	$2,408	$329,742

Balance, December 31, 2010	5,173	$5,173	$31,501	$304,055	$(375)	$340,354	$3,422	$343,776
Net income (loss)	-	-	-	18,207	-	18,207	(395)	17,812
Dividends paid	-	-	-	(15,318)	-	(15,318)	-	(15,318)
Balance, March 31, 2011	5,173	$5,173	$31,501	$306,944	$(375)	$343,243	$3,027	$346,270

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net income	$17,812	$15,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	8,949	8,301
Straight-lining of rental income	(3,743)	(4,425)
Change in operating assets and liabilities:
Accounts receivable, net	(410)	(584)
Other assets	9,065	9,125
Amounts due to Vornado	572	880
Accounts payable and accrued expenses	8,320	(4,207)
Income tax liability of taxable REIT subsidiary	(11)	194
Other liabilities	(7)	(8)
Net cash provided by operating activities	40,547	24,392

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from maturing short-term investments	23,000	25,000
Construction in progress and real estate additions	(6,177)	(10,338)
Restricted cash	(3,520)	3,326
Net cash provided by investing activities	13,303	17,988

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(15,318)	-
Debt repayments	(3,809)	(31,487)
Debt issuance costs	(12)	-
Proceeds from borrowings	-	5,892
Net cash used in financing activities	(19,139)	(25,595)

Net increase in cash and cash equivalents	34,711	16,785
Cash and cash equivalents at beginning of period	397,220	412,734
Cash and cash equivalents at end of period	$431,931	$429,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $665 was capitalized in 2010)	$13,025	$13,441

NON-CASH TRANSACTIONS
Non-cash additions to real estate included in accounts payable and accrued expenses	$3,594	$4,569
Write-off of fully amortized and depreciated assets	$1,503	$527

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

2.         Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             Relationship with Vornado

At March 31, 2011, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

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

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.78% at March 31, 2011).

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (UNAUDITED)

3.             Relationship with Vornado – continued

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado under the agreements discussed above.

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010
Company management fees	$750	$750
Development fees	188	855
Leasing fees	1,515	1,333
Property management fees and payments for cleaning, engineering
and security services	1,126	1,032
	$3,579	$3,970

At March 31, 2011, we owed Vornado $42,510,000 for leasing fees, and $1,847,000 for management, property management and cleaning fees.

4.             Notes and Mortgages Payable

The following is a summary of our outstanding notes and mortgages payable.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

			Balance at
		Interest Rate at March 31, 2011	March 31, 2011	December 31, 2010
(Amounts in thousands)	Maturity
First mortgage, secured by the Kings Plaza
Regional Shopping Center	Jun. 2011	7.46%	$150,375	$151,214
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	68,000	68,000
Construction loan, secured by the
Rego Park II Shopping Center (1)	Dec. 2011	1.50%	277,200	277,200
First mortgage, secured by the Rego Park I
Shopping Center (100% cash collateralized)	Mar. 2012	0.75%	78,246	78,246
First mortgage, secured by the office space
at the Lexington Avenue property	Feb. 2014	5.33%	348,781	351,751
First mortgage, secured by the retail space
at the Lexington Avenue property(2)	Jul. 2015	4.93%	320,000	320,000
			$1,242,602	$1,246,411
___________________

(1)		This loan bears interest at LIBOR plus 1.20%.
(2)		In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Liability for Income Taxes

In accordance with the provisions of Accounting Standards Codification 740, Income Taxes (“ASC 740”), we have an income tax liability of $3,030,000 and $3,041,000 as of March 31, 2011 and December 31, 2010, respectively.  This ASC 740 liability, which includes $2,503,000 and $2,466,000 of accrued interest as of March 31, 2011 and December 31, 2010, respectively, is included as a component of “Liability for income taxes and other,” on our consolidated balance sheets.  If this liability were reversed, it would result in non-cash income and reduce our effective tax rate.  Of this liability, $2,486,000 is expected to reverse in the third quarter of 2011 as a result of the expiration of the applicable statute of limitations. Interest expense related to the ASC 740 liability is included as a component of “Interest and debt expense” on our consolidated statements of income.  In the three months ended March 31, 2011 and 2010, we recognized interest of $37,000 and $112,000, respectively.

As of March 31, 2011, Taxable REIT Subsidiary tax returns for the years 2004 through 2009 and REIT tax returns for the years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

6.             Fair Value

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets recorded at fair value in our consolidated financial statements at December 31, 2010 consist solely of short-term investments (CDARS classified as available-for-sale) and are presented in the table below based on their level in the fair value hierarchy.  There were no financial assets recorded at fair value at March 31, 2011 and no financial liabilities recorded at fair value at March 31, 2011 and December 31, 2010.

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$23,000	$23,000	$-	$-

7.             Net Loss on Early Extinguishment of Debt

In the first quarter of 2010, we acquired through the open market, $27,500,000 of our Kings Plaza debt for $28,738,000 in cash, which resulted in a net loss of $1,238,000.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Commitments and Contingencies

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

Flushing Property

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that had agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the New York State Court alleging that we failed to honor the terms and conditions of the agreement. The complaint sought specific performance and, if specific performance was denied, it sought a return of the deposit plus interest and $50,000 in costs.  In August 2010, the New York State Court entered judgment denying specific performance and ordered us to return the deposit together with accrued interest and fees.  We have filed a notice of appeal and this judgment is stayed pending the appeal.  As a result of the judgment, included in “Accounts payable and accrued expenses” on our consolidated balance sheets as of March 31, 2011 and December 31, 2010, is a litigation liability of $3,207,000 and $3,135,000, respectively, representing the amount of the deposit, accrued interest and fees.

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000. We have a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years must include the debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $7,998,000 of standby letters of credit were issued and outstanding as of March 31, 2011.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $20,893,000 and $20,542,000, or 33% and 35% of our consolidated revenues in the three months ended March 31, 2011 and 2010, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

10.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted earnings per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2011	2010
Net income attributable to common stockholders – basic and diluted	$18,207	$15,114

Weighted average shares outstanding – basic and diluted	5,105,936	5,105,936

Net income per common share – basic and diluted	$3.57	$2.96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2011, and the related consolidated statements of income, changes in equity and cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 2, 2011

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2011 and 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.  There have been no significant changes to these policies during 2011.

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

Quarter Ended March 31, 2011 Financial Results Summary

Net income attributable to common stockholders for the quarter ended March 31, 2011 was $18,207,000, or $3.57 per diluted share, compared to $15,114,000, or $2.96 per diluted share, for the quarter ended March 31, 2010.  Funds from operations attributable to common stockholders (“FFO”) for the quarter ended March 31, 2011 was $26,304,000, or $5.15 per diluted share, compared to $22,438,000, or $4.39 per diluted share, for the quarter ended March 31, 2010.  Net income and FFO for the quarter ended March 31, 2010 include a net loss on the early extinguishment of debt of $1,238,000, or $0.24 per diluted share.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $20,893,000 and $20,542,000, or 33% and 35% of our consolidated revenues in the three months ended March 31, 2011 and 2010, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Results of Operations – Three Months Ended March 31, 2011 compared to March 31, 2010

Property Rentals

Property rentals were $43,465,000 in the quarter ended March 31, 2011, compared to $40,215,000 in the prior year’s quarter, an increase of $3,250,000.  This increase was primarily attributable to the lease up of previously vacant space at our Kings Plaza and Rego Park I properties and tenants at our Rego Park II property, a portion of which was placed into service during 2010.

Expense Reimbursements

Tenant expense reimbursements were $19,407,000 in the quarter ended March 31, 2011, compared to $18,329,000 in the prior year’s quarter, an increase of $1,078,000.  This increase was primarily due to higher real estate taxes and reimbursable operating expenses, partially offset by lower income of $699,000 from a true-up in billings for real estate taxes and operating expense reimbursements.

Operating Expenses

Operating expenses were $21,187,000 in the quarter ended March 31, 2011, compared to $19,056,000 in the prior year’s quarter, an increase of $2,131,000.  This increase was comprised of an increase in real estate taxes and reimbursable operating expenses of $1,749,000, and an increase in bad debt expense and other non-reimbursable expenses of $382,000.

Depreciation and Amortization

Depreciation and amortization was $8,234,000 in the quarter ended March 31, 2011, compared to $7,447,000 in the prior year’s quarter, an increase of $787,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service during 2010.

General and Administrative Expenses

General and administrative expenses were $1,099,000 in the quarter ended March 31, 2011, compared to $1,124,000 in the prior year’s quarter, a decrease of $25,000.

Interest and Other Income, net

Interest and other income, net was $105,000 in the quarter ended March 31, 2011, compared to $283,000 in the prior year’s quarter, a decrease of $178,000.  This decrease was primarily due to lower average yields on investments (0.06% in the quarter ended March 31, 2011 as compared to 0.18% in the prior year’s quarter).

Interest and Debt Expense

Interest and debt expense was $14,805,000 in the quarter ended March 31, 2011, compared to $14,746,000 in the prior year’s quarter, an increase of $59,000.  This increase was comprised of $665,000 of lower capitalized interest as a result of placing a portion of the Rego Park II property into service during 2010, partially offset by interest savings of $606,000 primarily from lower average debt balances.

Net Loss on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $1,238,000 in the three months ended March 31, 2010 resulting from the open market purchase of $27,500,000 of our Kings Plaza debt.

Income Tax Benefit (Expense)

In the quarter ended March 31, 2011, we had an income tax benefit of $160,000, compared to an expense of $100,000 in the prior year’s quarter, a decrease in expense of $260,000.  This decrease resulted primarily from a true-up of our estimated income tax liability in the current period.

Net Loss (Income) Attributable to the Noncontrolling Interest

Net loss attributable to the noncontrolling interest was $395,000 in the quarter ended March 31, 2011, compared to net income of $2,000 in the prior year’s quarter, and represents our venture partner’s 75% pro rata share of net loss or income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Liquidity and Capital Resources

We anticipate that cash from operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and recurring capital expenditures.

Cash Flows

Property rental income is our primary source of cash flow and is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents.  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders.  Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties, and proceeds from asset sales.

During the remainder of 2011, $495,575,000 of our outstanding debt is scheduled to mature.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

Three Months Ended March 31, 2011

Cash and cash equivalents were $431,931,000 at March 31, 2011, compared to $397,220,000 at December 31, 2010, an increase of $34,711,000.  This increase resulted from $40,547,000 of net cash provided by operating activities, $13,303,000 of net cash provided by investing activities, partially offset by $19,139,000 of net cash used in financing activities.

Net cash provided by operating activities of $40,547,000 was comprised of net income of $17,812,000, the net change in operating assets and liabilities of $17,529,000 and adjustments for non-cash items of $5,206,000.  The net change in operating assets and liabilities was primarily due to higher prepaid rents from tenants of $7,752,000 and amortization of prepaid expenses of $10,025,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $8,949,000 partially offset by straight-lining of rental income of $3,743,000.

Net cash provided by investing activities of $13,303,000 was comprised of proceeds from maturing short-term investments of $23,000,000, partially offset by restricted cash of $3,520,000 and capital expenditures of $6,177,000, primarily related to the development of our Rego Park II project.

Net cash used in financing activities of $19,139,000 was comprised of dividends paid on common stock of $15,318,000 and debt amortization of $3,809,000.

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

Liquidity and Capital Resources – continued

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

Flushing Property

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that had agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the New York State Court alleging that we failed to honor the terms and conditions of the agreement. The complaint sought specific performance and, if specific performance was denied, it sought a return of the deposit plus interest and $50,000 in costs.  In August 2010, the New York State Court entered judgment denying specific performance and ordered us to return the deposit together with accrued interest and fees.  We have filed a notice of appeal and this judgment is stayed pending the appeal.  As a result of the judgment, included in “Accounts payable and accrued expenses” on our consolidated balance sheets as of March 31, 2011 and December 31, 2010, is a litigation liability of $3,207,000 and $3,135,000, respectively, representing the amount of the deposit, accrued interest and fees.

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000. We have a $68,000,000 interest only, non-recourse mortgage loan on the property from a third party lender. The fixed interest rate on the debt is 5.92% with interest payable monthly until maturity in October 2011. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years must include the debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $7,998,000 of standby letters of credit were issued and outstanding as of March 31, 2011.

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

FFO Attributable to Common Stockholders for the Quarters Ended March 31, 2011 and 2010

FFO attributable to common stockholders for the quarter ended March 31, 2011 was $26,304,000, or $5.15 per diluted share, compared to $22,438,000, or $4.39 per diluted share, for the quarter ended March 31, 2010.

The following table reconciles our net income to FFO:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2011	2010
Net income attributable to Alexander’s	$18,207	$15,114
Depreciation and amortization of real property	8,097	7,324
FFO attributable to common stockholders	$26,304	$22,438

FFO attributable to common stockholders per diluted share	$5.15	$4.39

Weighted average shares used in computing diluted FFO per share	5,105,936	5,105,936

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	Balance as of		Effect of 1%
	March 31,	Weighted-Average	Change in
(Amounts in thousands, except per share amounts)	2011	Interest Rate	Base Rates
Variable Rate (including $42,510 due to Vornado)	$319,710	1.54%	$3,197
Fixed Rate	965,402	5.20%	-
	$1,285,112		$3,197

Total effect on diluted earnings per share			$0.63

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of March 31, 2011, and December 31, 2010, the estimated fair value of our consolidated debt was $1,311,683,000 and $1,315,436,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

For a discussion of the litigation concerning our Flushing, New York property, see “Item 2. Liquidity and Capital Resources – Commitments and Contingencies – Flushing Property”.

Item 1A.  Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ALEXANDER’S, INC.
(Registrant)

Date: May 2, 2011	By:	/s/ Joseph Macnow
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

*
___________________
	*		Incorporated by reference.

10.8		-

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

Promissory Note A-1 dated as of February 13, 2004 by 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31,  2003, filed on March 2, 2004

*
___________________
	*		Incorporated by reference.

10.28		-

Promissory Note A-2 dated as of February 13, 2004 by 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.29		-

Promissory Note A-3 dated as of February 13, 2004 by 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.30		-

Promissory Note A-4 dated as of February 13, 2004, by 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.31		-

Promissory Note A-X dated as of February 13, 2004, by 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.32		-

Promissory Note B dated as of February 13, 2004, by 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

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

*
10.38	**	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*
___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.39		-

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