Form 10-Q
period 2011-06-30
ALEXANDERS INC
filed 2011-08-01
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2011, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	June 30, 2011 and December 31, 2010	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Six Months Ended June 30, 2011 and 2010	4

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Six Months Ended June 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows (Unaudited) for the
	Six Months Ended June 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements (Unaudited)	7

	Report of Independent Registered Public Accounting Firm	13

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Exhibit Index		25

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2011	2010
Real estate, at cost:
Land	$74,974	$74,974
Buildings and leasehold improvements	978,842	934,782
Development and construction in progress	1,367	40,535
Total	1,055,183	1,050,291
Accumulated depreciation and amortization	(170,877)	(157,232)
Real estate, net	884,306	893,059
Cash and cash equivalents	490,950	397,220
Short-term investments	-	23,000
Restricted cash	88,150	85,567
Accounts receivable, net of allowance for doubtful accounts of $1,070 and $1,047, respectively	2,789	4,224
Receivable arising from the straight-lining of rents	182,762	175,680
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of
$50,169 and $48,949, respectively)	68,666	68,835
Deferred debt issuance costs, net of accumulated amortization of $13,788, and $18,855, respectively	11,159	8,167
Other assets	43,193	23,548
	$1,771,975	$1,679,300

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,339,321	$1,246,411
Amounts due to Vornado	43,316	43,785
Accounts payable and accrued expenses	34,754	41,610
Liability for income taxes and other	3,737	3,718
Total liabilities	1,421,128	1,335,524

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,105,936 shares	5,173	5,173
Additional capital	31,801	31,501
Retained earnings	311,783	304,055
	348,757	340,729
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	348,382	340,354
Noncontrolling interest in consolidated subsidiary	2,465	3,422
Total equity	350,847	343,776
	$1,771,975	$1,679,300

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES
Property rentals	$43,424	$40,790	$86,889	$81,005
Expense reimbursements	18,612	18,376	38,019	36,705
Total revenues	62,036	59,166	124,908	117,710

EXPENSES
Operating (including fees to Vornado of $1,217, $1,266
$2,553 and $2,508, respectively)	19,951	18,817	41,138	37,873
Depreciation and amortization	8,577	7,801	16,811	15,248
General and administrative (including
management fees to Vornado of $540 and
$1,080 in each three and six-month period)	700	1,313	1,799	2,437
Total expenses	29,228	27,931	59,748	55,558

OPERATING INCOME	32,808	31,235	65,160	62,152

Interest and other income, net	1,715	204	1,820	487
Interest and debt expense	(14,319)	(15,131)	(29,124)	(29,877)
Net loss on early extinguishment of debt	-	-	-	(1,238)
Income before income taxes	20,204	16,308	37,856	31,524
Income tax (expense) benefit	(9)	(159)	151	(259)
Net income	20,195	16,149	38,007	31,265
Net (income) loss attributable to the noncontrolling interest	(38)	(600)	357	(602)
Net income attributable to Alexander’s	$20,157	$15,549	$38,364	$30,663

Net income per common share – basic and diluted	$3.95	$3.05	$7.51	$6.01
Weighted average shares	5,106,351	5,105,936	5,106,144	5,105,936

Dividends per common share	$3.00	$2.50	$6.00	$2.50

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

							Non-
	Common Stock		Additional	Retained	Treasury	Alexander’s	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2009	5,173	$5,173	$31,501	$275,921	$(375)	$312,220	$2,406	$314,626
Net income	-	-	-	30,663	-	30,663	602	31,265
Dividends paid	-	-	-	(12,765)	-	(12,765)	-	(12,765)
Balance, June 30, 2010	5,173	$5,173	$31,501	$293,819	$(375)	$330,118	$3,008	$333,126

Balance, December 31, 2010	5,173	$5,173	$31,501	$304,055	$(375)	$340,354	$3,422	$343,776
Net income (loss)	-	-	-	38,364	-	38,364	(357)	38,007
Dividends paid	-	-	-	(30,636)	-	(30,636)	-	(30,636)
Distributions	-	-	-	-	-	-	(600)	(600)
Deferred stock unit grant	-	-	300	-	-	300	-	300
Balance, June 30, 2011	5,173	$5,173	$31,801	$311,783	$(375)	$348,382	$2,465	$350,847

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net income	$38,007	$31,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	18,254	16,982
Straight-lining of rental income	(7,082)	(7,931)
Stock-based compensation expense	300	-
Change in operating assets and liabilities:
Accounts receivable, net	1,435	294
Other assets	(22,642)	6,827
Amounts due to Vornado	(469)	47
Accounts payable and accrued expenses	(3,709)	(7,247)
Income tax liability of taxable REIT subsidiary	34	350
Other liabilities	(15)	(48)
Net cash provided by operating activities	24,113	40,539

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from maturing short-term investments	23,000	40,000
Construction in progress and real estate additions	(8,039)	(23,715)
Restricted cash	(2,583)	5,750
Net cash provided by investing activities	12,378	22,035

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	250,000	16,204
Debt repayments	(157,090)	(35,348)
Dividends paid	(30,636)	(12,765)
Debt issuance costs	(4,435)	-
Distributions to noncontrolling interests	(600)	-
Net cash provided by (used in) financing activities	57,239	(31,909)

Net increase in cash and cash equivalents	93,730	30,665
Cash and cash equivalents at beginning of period	397,220	412,734
Cash and cash equivalents at end of period	$490,950	$443,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $956 was capitalized in 2010)	$28,516	$26,994
Cash payments for income taxes	$-	$43

NON-CASH TRANSACTIONS
Non-cash additions to real estate included in accounts payable and accrued expenses	$2,391	$-
Write-off of fully amortized and depreciated assets	$6,510	$674

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             Relationship with Vornado

At June 30, 2011, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $256,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.78% at June 30, 2011).

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

The following is a summary of fees to Vornado under the agreements discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010
Company management fees	$750	$750	$1,500	$1,500
Development fees	188	189	376	1,044
Leasing fees	1,765	1,338	3,280	2,671
Property management fees and payments for cleaning, engineering
and security services	1,007	1,056	2,133	2,088
	$3,710	$3,333	$7,289	$7,303

At June 30, 2011, we owed Vornado $41,885,000 for leasing fees, and $1,431,000 for management, property management and cleaning fees.

4.             Notes and Mortgages Payable

The following is a summary of our outstanding notes and mortgages payable.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

			Balance at
		Interest Rate at June 30, 2011	June 30, 2011	December 31, 2010
(Amounts in thousands)	Maturity
First mortgage, secured by the Paramus property	Oct. 2011	5.92%	$68,000	$68,000
Construction loan, secured by the
Rego Park II Shopping Center(1)	Dec. 2011	1.50%	277,200	277,200
First mortgage, secured by the Rego Park I
Shopping Center (100% cash collateralized)	Mar. 2012	0.75%	78,246	78,246
First mortgage, secured by the office space
at the Lexington Avenue property	Feb. 2014	5.33%	345,875	351,751
First mortgage, secured by the retail space
at the Lexington Avenue property(2)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza
Regional Shopping Center(3)	Jun. 2016	1.95%	250,000	151,214
			$1,339,321	$1,246,411
___________________
(1)		This loan bears interest at LIBOR plus 1.20%.
(2)		In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(3)

On June 10, 2011, we completed a $250,000 refinancing of this property.  The five-year interest-only loan is at LIBOR plus 1.70%.  We retained net proceeds of approximately $95,000 after repaying the existing loan and costs.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Liability for Income Taxes

In accordance with the provisions of Accounting Standards Codification 740, Income Taxes (“ASC 740”), we have an income tax liability of $3,075,000 and $3,041,000 as of June 30, 2011 and December 31, 2010, respectively.  This ASC 740 liability, which includes $2,549,000 and $2,466,000 of accrued interest as of June 30, 2011 and December 31, 2010, respectively, is included as a component of “liability for income taxes and other,” on our consolidated balance sheets.  If this liability were reversed, it would result in non-cash income and reduce our effective tax rate.  Of this liability, $2,523,000 is expected to reverse in the third quarter of 2011 as a result of the expiration of the applicable statute of limitations. Interest expense related to the ASC 740 liability is included as a component of “interest and debt expense” on our consolidated statements of income.  We recognized interest of $45,000 and $111,000 in the three months ended June 30, 2011 and 2010, respectively, and $83,000 and $223,000 in the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, Taxable REIT Subsidiary tax returns for the years 2004 through 2010 and REIT tax returns for the years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

6.             Fair Value

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets recorded at fair value in our consolidated financial statements at December 31, 2010 consist solely of short-term investments (CDARS classified as available-for-sale) and are presented in the table below based on their level in the fair value hierarchy.  There were no financial assets recorded at fair value at June 30, 2011 and no financial liabilities recorded at fair value at June 30, 2011 and December 31, 2010.

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$23,000	$23,000	$-	$-

7.             Interest and Other Income, net

In the second quarter of 2011, we recognized $1,657,000 of income from the collection of prior period tenant utility costs.

8.             Net Loss on Early Extinguishment of Debt

In the first quarter of 2010, we acquired through the open market, $27,500,000 of our Kings Plaza debt for $28,738,000 in cash, which resulted in a net loss of $1,238,000.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.             Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Our Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.

On May 26, 2011, the Company granted each of the members of its Board of Directors, 131 Deferred Stock Units (“DSUs”).  The DSUs entitle the holder to receive shares of the Company’s common stock without the payment of any consideration.  The DSUs vested immediately but the shares of common stock underlying the units are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.  In connection with this grant, we expensed $300,000, representing the fair value of these awards on the date of grant.  This expense is included as a component of “general and administrative” expense on our consolidated statements of income for the three and six months ended June 30, 2011.

10.          Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

In June 2011, we formed Fifty Ninth Street Insurance Company, LLC (“FNSIC”), a wholly owned consolidated subsidiary, to act as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”).  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by FNSIC.

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

(UNAUDITED)

10.          Commitments and Contingencies - continued

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

Flushing Property

In the fourth quarter of 2003, we recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that had agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract. On September 10, 2002, November 7, 2002, and July 8, 2004, we received letters from the party demanding return of the deposit. On December 28, 2005, the party filed a complaint against us in the New York State Court alleging that we failed to honor the terms and conditions of the agreement. The complaint sought specific performance and, if specific performance was denied, it sought a return of the deposit plus interest and $50,000 in costs.  In August 2010, the New York State Court entered judgment denying specific performance and ordered us to return the deposit together with accrued interest and fees.   On August 12, 2010, we filed a notice of appeal and the judgment was stayed pending the appeal.  In June 2011, we settled with the party for $2,400,000, and reversed $807,000 of the $3,207,000 litigation loss accrual.  This reversal is included as a reduction of “general and administrative” expenses on our consolidated statements of income for the three and six months ended June 30, 2011.

Letters of Credit

Approximately $7,998,000 of standby letters of credit were issued and outstanding as of June 30, 2011.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

11.          Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $41,504,000 and $41,169,000, or 33% and 35% of our consolidated revenues in the six months ended June 30, 2011 and 2010, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted earnings per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period, including deferred stock units. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, including deferred stock units, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2011	2010	2011	2010
Net income attributable to common
stockholders – basic and diluted	$20,157	$15,549	$38,364	$30,663

Weighted average shares outstanding – basic and diluted	5,106,351	5,105,936	5,106,144	5,105,936

Net income per common share – basic and diluted	$3.95	$3.05	$7.51	$6.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2011, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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
August 1, 2011

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2011 and 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

On June 10, 2011 we completed a $250,000,000 refinancing of our Kings Plaza property.  The five-year interest-only loan is at LIBOR plus 1.70% (1.95% at June 30, 2011).  We retained net proceeds of approximately $95,000,000 after repaying the existing loan and costs.

Quarter Ended June 30, 2011

Net income attributable to common stockholders for the quarter ended June 30, 2011 was $20,157,000, or $3.95 per diluted share, compared to $15,549,000, or $3.05 per diluted share, for the quarter ended June 30, 2010.  Funds from operations attributable to common stockholders (“FFO”) for the quarter ended June 30, 2011 was $28,596,000, or $5.60 per diluted share, compared to $23,227,000, or $4.55  per diluted share, for the prior year’s quarter.  Net income attributable to common stockholders and FFO for the quarter ended June 30, 2011 include $1,657,000 of income from the collection of prior period tenant utility costs and $807,000 of income from the reversal of previously recognized expense in connection with a litigation settlement at our Flushing property.  The aggregate of these items increased net income attributable to common stockholders and FFO by $2,464,000, or $0.48 per diluted share, for the quarter ended June 30, 2011.

Six Months Ended June 30, 2011

Net income attributable to common stockholders for the six months ended June 30, 2011 was $38,364,000, or $7.51 per diluted share, compared to $30,663,000, or $6.01 per diluted share, for the six months ended June 30, 2010.  FFO for the six months ended June 30, 2011 was $54,900,000, or $10.75 per diluted share, compared to $45,665,000, or $8.94 per diluted share, for the prior year’s six months.  Net income attributable to common stockholders and FFO for the six months ended June 30, 2011 include $1,657,000 of income from the collection of prior period tenant utility costs and $807,000 of income from the reversal of previously recognized expense in connection with a litigation settlement at our Flushing property.  The aggregate of these items increased net income attributable to common stockholders and FFO by $2,464,000, or $0.48 per diluted share, for the six months ended June 30, 2011.  The six months ended June 30, 2010 includes a net loss on the early extinguishment of debt of $1,238,000, or $0.24 per diluted share.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $41,504,000 and $41,169,000, or 33% and 35% of our consolidated revenues in the six months ended June 30, 2011 and 2010, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Results of Operations – Three Months Ended June 30, 2011 compared to June 30, 2010

Property Rentals

Property rentals were $43,424,000 in the quarter ended June 30, 2011, compared to $40,790,000 in the prior year’s quarter, an increase of $2,634,000.  This increase was primarily attributable to the lease up of space at our Kings Plaza, Rego Park I and Rego Park II properties, portions of which were placed into service subsequent to the second quarter of 2010.

Expense Reimbursements

Tenant expense reimbursements were $18,612,000 in the quarter ended June 30, 2011, compared to $18,376,000 in the prior year’s quarter, an increase of $236,000.  This increase was primarily due to higher real estate taxes, partially offset by income in the prior year resulting from a true-up in operating expense billings.

Operating Expenses

Operating expenses were $19,951,000 in the quarter ended June 30, 2011, compared to $18,817,000 in the prior year’s quarter, an increase of $1,134,000.  This increase was primarily due to higher real estate taxes of $761,000 and an increase in other non-reimbursable expenses of $444,000, partially offset by a decrease in bad debt expense of $62,000.

Depreciation and Amortization

Depreciation and amortization was $8,577,000 in the quarter ended June 30, 2011, compared to $7,801,000 in the prior year’s quarter, an increase of $776,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service subsequent to the second quarter of 2010.

General and Administrative Expenses

General and administrative expenses were $700,000 in the quarter ended June 30, 2011, compared to $1,313,000 in the prior year’s quarter, a decrease of $613,000.  This decrease was primarily due to the reversal of a portion of the Flushing litigation loss accrual of $807,000, partially offset by $300,000 of expense resulting from a deferred stock unit (“DSU”) grant to the members of our Board of Directors on May 26, 2011.  The DSUs vested immediately but the shares of common stock underlying the units are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

Interest and Other Income, net

Interest and other income, net was $1,715,000 in the quarter ended June 30, 2011, compared to $204,000 in the prior year’s quarter, an increase of $1,511,000.  This increase was primarily due to $1,657,000 of income from the collection of prior period tenant utility costs, partially offset by lower average yields on investments (0.03% in the quarter ended June 30, 2011 as compared to 0.12% in the prior year’s quarter).

Interest and Debt Expense

Interest and debt expense was $14,319,000 in the quarter ended June 30, 2011, compared to $15,131,000 in the prior year’s quarter, a decrease of $812,000.  This decrease was comprised of $660,000 primarily from lower average interest rates (4.19% in the quarter ended June 30, 2011 as compared to 4.39% in the prior year’s quarter) and $152,000 from lower amortization of deferred debt issuance costs.

Income Tax Expense

In the quarter ended June 30, 2011, income tax expense was $9,000, compared to $159,000 in the prior year’s quarter, a decrease of $150,000.  This decrease resulted from lower projected taxable income from our Kings Plaza energy plant joint venture, a taxable REIT subsidiary.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $38,000 in the quarter ended June 30, 2011, compared to $600,000 in the prior year’s quarter, and represents our venture partner’s 75% pro rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Results of Operations – Six Months Ended June 30, 2011 compared to June 30, 2010

Property Rentals

Property rentals were $86,889,000 in the six months ended June 30, 2011, compared to $81,005,000 in the prior year’s six months, an increase of $5,884,000.  This increase was primarily attributable to the lease up of space at our Kings Plaza, Rego Park I and Rego Park II properties, portions of which were placed into service subsequent to the second quarter of 2010.

Expense Reimbursements

Tenant expense reimbursements were $38,019,000 in the six months ended June 30, 2011, compared to $36,705,000 in the prior year’s six months, an increase of $1,314,000. This increase was primarily due to higher real estate taxes and reimbursable operating expenses, partially offset by income in the prior year resulting from a true-up in operating expense and real estate tax billings.

Operating Expenses

Operating expenses were $41,138,000 in the six months ended June 30, 2011, compared to $37,873,000 in the prior year’s six months, an increase of $3,265,000.  This increase was comprised of higher real estate taxes and reimbursable operating expenses of $2,501,000 and an increase in bad debt expense and other non-reimbursable expenses of $764,000.

Depreciation and Amortization

Depreciation and amortization was $16,811,000 in the six months ended June 30, 2011, compared to $15,248,000 in the prior year’s six months, an increase of $1,563,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service subsequent to the second quarter of  2010.

General and Administrative Expenses

General and administrative expenses were $1,799,000 in the six months ended June 30, 2011, compared to $2,437,000 in the prior year’s six months, a decrease of $638,000.  This decrease was primarily due to the reversal of a portion of the Flushing litigation loss accrual of $807,000, partially offset by $300,000 of expense resulting from a DSU grant to the members of our Board of Directors on May 26, 2011.

Interest and Other Income, net

Interest and other income, net was $1,820,000 in the six months ended June 30, 2011, compared to $487,000 in the prior year’s six months, an increase of $1,333,000.  This increase was primarily due to $1,657,000 of income from the collection of prior period tenant utility costs, partially offset by lower average yields on investments (0.04% in the six months ended June 30, 2011 as compared to 0.13% in the prior year’s six months).

Interest and Debt Expense

Interest and debt expense was $29,124,000 in the six months ended June 30, 2011, compared to $29,877,000 in the prior year’s six months, a decrease of $753,000. This decrease was comprised of (i) $1,418,000 primarily from lower average interest rates (4.30% in the six months ended June 30, 2011 as compared to 4.44% in the prior year’s six months) and (ii) $291,000 from lower amortization of deferred debt issuance costs, partially offset by (iii) $956,000 of lower capitalized interest as a result of placing a portion of the Rego Park II property into service during 2010.

Net Loss on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $1,238,000 in the six months ended June 30, 2010 resulting from the open market purchase of $27,500,000 of our Kings Plaza debt.

Results of Operations – Six Months Ended June 30, 2011 compared to June 30, 2010 - continued

Income Tax Benefit (Expense)

In the six months ended June 30, 2011, we had an income tax benefit of $151,000, compared to an expense of $259,000 in the prior year’s six months, a decrease in expense of $410,000.  This decrease resulted primarily from a true-up of our estimated income tax liability in the current year and lower projected taxable income from our Kings Plaza energy plant joint venture, a taxable REIT subsidiary.

Net Loss (Income) Attributable to the Noncontrolling Interest

Net loss attributable to the noncontrolling interest was $357,000 in the six months ended June 30, 2011, compared to income of $602,000 in the prior year’s six months, and represents our venture partner’s 75% pro rata share of net income or loss from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

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

During the remainder of 2011, $345,200,000 of our outstanding debt is scheduled to mature.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

Six Months Ended June 30, 2011

Cash and cash equivalents were $490,950,000 at June 30, 2011, compared to $397,220,000 at December 31, 2010, an increase of $93,730,000.  This increase resulted from $24,113,000 of net cash provided by operating activities, $12,378,000 of net cash provided by investing activities and $57,239,000 of net cash provided by financing activities.

Net cash provided by operating activities of $24,113,000 was comprised of net income of $38,007,000 and adjustments for non-cash items of $11,472,000, partially offset by the net change in operating assets and liabilities of $25,366,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $18,254,000 and stock-based compensation expense of $300,000, partially offset by straight-lining of rental income of $7,082,000.  The net change in operating assets and liabilities was primarily due to higher prepaid real estate taxes of $21,740,000.

Net cash provided by investing activities of $12,378,000 was comprised of proceeds from maturing short-term investments of $23,000,000, partially offset by capital expenditures of $8,039,000 (primarily Rego Park II) and a decrease in restricted cash of $2,583,000.

Net cash provided by financing activities of $57,239,000 was primarily comprised of $250,000,000 of proceeds from the refinancing of our Kings Plaza property, partially offset by repayments of borrowings of $157,090,000 (primarily Kings Plaza) and dividends paid on common stock of $30,636,000.

Six Months Ended June 30, 2010

Cash and cash equivalents were $443,399,000 at June 30, 2010, compared to $412,734,000 at December 31, 2009, an increase of $30,665,000.  This increase resulted from $40,539,000 of net cash provided by operating activities and $22,035,000 of net cash provided by investing activities, partially offset by $31,909,000 of net cash used in financing activities.

Net cash provided by operating activities of $40,539,000 was comprised of net income of $31,265,000, adjustments for non-cash items of $9,051,000 and the net change in operating assets and liabilities of $223,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $16,982,000, partially offset by straight-lining of rental income of $7,931,000.

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

In June 2011, we formed Fifty Ninth Street Insurance Company, LLC (“FNSIC”), a wholly owned consolidated subsidiary, to act as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”).  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by FNSIC.

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

Letters of Credit

Approximately $7,998,000 of standby letters of credit were issued and outstanding as of June 30, 2011.

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

FFO Attributable to Common Stockholders for the Three and Six Months Ended June 30, 2011 and 2010

FFO attributable to common stockholders for the quarter ended June 30, 2011 was $28,596,000, or $5.60 per diluted share, compared to $23,227,000, or $4.55 per diluted share, for the prior year’s quarter.  FFO attributable to common stockholders for the six months ended June 30, 2011 was $54,900,000, or $10.75 per diluted share, compared to $45,665,000, or $8.94 per diluted share, for the prior year’s six months.

The following table reconciles our net income to FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2011	2010	2011	2010
Net income attributable to Alexander’s	$20,157	$15,549	$38,364	$30,663
Depreciation and amortization of real property	8,439	7,678	16,536	15,002
FFO attributable to common stockholders	$28,596	$23,227	$54,900	$45,665

FFO attributable to common stockholders per diluted share	$5.60	$4.55	$10.75	$8.94

Weighted average shares used in computing diluted FFO per share	5,106,351	5,105,936	5,106,144	5,105,936

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	Balance as of		Effect of 1%
	June 30,	Weighted-Average	Change in
(Amounts in thousands, except per share amounts)	2011	Interest Rate	Base Rates
Variable Rate (including $41,885 due to Vornado)	$569,085	1.72%	$5,691
Fixed Rate	812,121	4.78%	-
	$1,381,206		$5,691

Total effect on diluted earnings per share			$1.11

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of June 30, 2011, and December 31, 2010, the estimated fair value of our consolidated debt was $1,403,766,000 and $1,315,436,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: August 1, 2011	By:	/s/ Joseph Macnow
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

*

10.5		-

Mortgage, Security Agreement and Fixture Financing Statement dated as of October 2, 2001 by and between ALX of Paramus LLC as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(2) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 13, 2002

*

10.6		-

Environmental undertaking letter dated as of October 2, 2001 by and between ALX of Paramus LLC, as borrower, and SVENSKA HANDELSBANKEN AB (publ), as lender. Incorporated herein by reference from Exhibit 10(v)(C)(3) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 13, 2002

*

10.7		-

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

*
___________________
	*		Incorporated by reference.

10.9		-

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated herein by reference from Exhibit 10(i)(E)(4) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.10		-

Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.11		-

Kings Plaza Management Agreement, dated as of May 31, 2001, by and between Alexander’s Kings Plaza LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.12		-

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

*

10.17		-

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

*

10.18		-

Amended, Restated and Consolidated Note, dated as of February 13, 2004, by 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

___________________
	*		Incorporated by reference.

10.19		-

Assignment of Leases, Rents and Security Deposits from 731 Office One LLC to German American Capital Corporation, dated as of February 13, 2004. Incorporated herein by reference from Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.20		-

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

*
___________________
	*		Incorporated by reference.

10.29		-

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

*

10.32	**	-

Form of Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.33	**	-

Form of Restricted Stock Option Agreement between the Company and certain employees.  Incorporated herein by reference from Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.34	**	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*

10.35		-

Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P.  Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.36		-

Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC.  Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.37		-

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

*

10.38		-

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

*

10.40		-

Series II Building Loan Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 21, 2007, from Alexander’s of Rego Park II, Inc., as Mortgagor, to PB Capital Corporation, as Administrative Agent for the Lenders. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed on December 28, 2007

*

10.41		-

Series I Project Loan Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 21, 2007, from Alexander’s of Rego Park II, Inc., as Mortgagor, to PB Capital Corporation, as Administrative Agent for the Lenders. Incorporated herein by reference from Exhibit 10.5 to the registrants Current Report on Form 8-K, filed on December 31, 2007

*
10.42		-

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

*
10.46		-

Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year  ended December 31, 2007, filed on February 25, 2008

*
10.47		-

Rego II Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s of Rego Park II, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*
___________________
	*		Incorporated by reference.

10.48		-

Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P.  Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year  ended December 31, 2007, filed on February 25, 2008

*

10.49		-

Rego II Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P.  Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007 filed on February 25, 2008

*

10.50		-

Loan Agreement dated as of March 10, 2009 between Alexander’s Rego Park Shopping Center Inc., as Borrower and U.S. Bank National Association, as Lender.  Incorporated herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.51		-

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

*

10.52		-

Amended and Restated Promissory Note dated as of March 10, 2009, by Alexander’s Rego Shopping Center Inc., in favor of U.S. Bank National Association.  Incorporated herein by reference from Exhibit 10.57 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.53		-

Cash Pledge Agreement dated as of March 10, 2009, executed by Alexander’s Rego Shopping Center Inc. to and for the benefit of U.S. Bank National Association.  Incorporated herein by reference from Exhibit 10.58 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.54		-

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

*
10.56	**	-	Alexander’s, Inc. 2006 Ominibus Stock Plan Deferred Stock Unit Agreement. Incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on June 2, 2011	*
10.57		-

Loan Agreement dated June 10, 2011, among Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, individually or collectively, as borrower, and the Financial Institutions and their Assignees under Section 11.15, as lenders, and Wells Fargo Bank, N.A., as administrative agent

10.58		-

Consolidated Amended and Restated Promissory Note dated June 10, 2011, among Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, individually or collectively, as borrower, and Wells Fargo Bank, N.A., Royal Bank of Canada, and Credit Agricole Corporate and Investment Bank, individually or collectively, as Lenders

___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.59	-

Consolidated Amended and Restated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 10, 2011, among Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, individually or collectively, as mortgagor and Wells Fargo Bank, N.A., as mortgagee

10.60	-	Guaranty of Recourse Obligations, dated June 10, 2011, by Alexander’s, Inc., as Guarantor, to and for the benefit of Wells Fargo Bank, N.A., as Administrative Agent

10.61	-

Environmental Indemnity Agreement dated June 10, 2011, by Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, and Alexander’s, Inc., individually or collectively, as Indemnitor, to Wells Fargo Bank, N.A., as Administrative Agent

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase