Form 10-Q
period 2011-09-30
ALEXANDERS INC
filed 2011-11-03
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

(201) 587-8541

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section  232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐ Yes       ☒ No

As of September 30, 2011, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	September 30, 2011 and December 31, 2010	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Nine Months Ended September 30, 2011 and 2010	4

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Nine Months Ended September 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows (Unaudited) for the
	Nine Months Ended September 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements (Unaudited)	7

	Report of Independent Registered Public Accounting Firm	13

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Exhibit Index		25

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2011	2010
Real estate, at cost:
Land	$74,974	$74,974
Buildings and leasehold improvements	982,350	934,782
Development and construction in progress	1,444	40,535
Total	1,058,768	1,050,291
Accumulated depreciation and amortization	(177,847)	(157,232)
Real estate, net	880,921	893,059
Cash and cash equivalents	509,590	397,220
Short-term investments	5,000	23,000
Restricted cash	88,032	85,567
Accounts receivable, net of allowance for doubtful accounts of $1,039 and $1,047, respectively	2,731	4,224
Receivable arising from the straight-lining of rents	185,641	175,680
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of
$48,489 and $48,949, respectively)	67,434	68,835
Deferred debt issuance costs, net of accumulated amortization of $14,587, and $18,855, respectively	10,194	8,167
Other assets	35,417	23,548
	$1,784,960	$1,679,300

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,336,374	$1,246,411
Amounts due to Vornado	43,308	43,785
Accounts payable and accrued expenses	46,269	41,610
Liability for income taxes and other	1,214	3,718
Total liabilities	1,427,165	1,335,524

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,105,936 shares	5,173	5,173
Additional capital	31,801	31,501
Retained earnings	316,888	304,055
	353,862	340,729
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	353,487	340,354
Noncontrolling interest in consolidated subsidiary	4,308	3,422
Total equity	357,795	343,776
	$1,784,960	$1,679,300

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Property rentals	$43,584	$42,306	$130,473	$123,311
Expense reimbursements	21,153	19,084	59,172	55,789
Total revenues	64,737	61,390	189,645	179,100

EXPENSES
Operating (including fees to Vornado of $1,341, $1,285
$3,894, and $3,793, respectively)	21,913	20,799	63,051	58,672
Depreciation and amortization	8,561	7,869	25,372	23,117
General and administrative (including
management fees to Vornado of $540 and
$1,620 in each three and nine-month period)	1,354	4,165	3,153	6,602
Total expenses	31,828	32,833	91,576	88,391

OPERATING INCOME	32,909	28,557	98,069	90,709

Interest and other income, net	67	162	1,887	649
Interest and debt expense	(10,715)	(13,413)	(39,839)	(43,290)
Net loss on early extinguishment of debt	-	-	-	(1,238)
Income before income taxes	22,261	15,306	60,117	46,830
Income tax benefit	7	3,001	158	2,742
Net income	22,268	18,307	60,275	49,572
Net income attributable to the noncontrolling interest	(1,843)	(432)	(1,486)	(1,034)
Net income attributable to Alexander’s	$20,425	$17,875	$58,789	$48,538

Net income per common share – basic and diluted	$4.00	$3.50	$11.51	$9.51
Weighted average shares – basic and diluted	5,106,984	5,105,936	5,106,427	5,105,936

Dividends per common share	$3.00	$2.50	$9.00	$5.00

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

							Non-
	Common Stock		Additional	Retained	Treasury	Alexander’s	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2009	5,173	$5,173	$31,501	$275,921	$(375)	$312,220	$2,406	$314,626
Net income	-	-	-	48,538	-	48,538	1,034	49,572
Dividends paid	-	-	-	(25,530)	-	(25,530)	-	(25,530)
Balance, September 30, 2010	5,173	$5,173	$31,501	$298,929	$(375)	$335,228	$3,440	$338,668

Balance, December 31, 2010	5,173	$5,173	$31,501	$304,055	$(375)	$340,354	$3,422	$343,776
Net income	-	-	-	58,789	-	58,789	1,486	60,275
Dividends paid	-	-	-	(45,956)	-	(45,956)	-	(45,956)
Distributions	-	-	-	-	-	-	(600)	(600)
Deferred stock unit grant	-	-	300	-	-	300	-	300
Balance, September 30, 2011	5,173	$5,173	$31,801	$316,888	$(375)	$353,487	$4,308	$357,795

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net income	$60,275	$49,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	27,614	25,745
Straight-lining of rental income	(9,961)	(11,586)
Reversal of income tax liability	(2,561)	(5,113)
Stock-based compensation expense	300	-
Change in operating assets and liabilities:
Accounts receivable, net	1,493	(8,066)
Other assets	(15,225)	(11,945)
Amounts due to Vornado	(477)	(1,400)
Accounts payable and accrued expenses	6,408	5,144
Income tax liability of taxable REIT subsidiary	80	565
Other liabilities	(23)	(170)
Net cash provided by operating activities	67,923	42,746

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from maturing short-term investments	23,000	40,000
Construction in progress and real estate additions	(10,226)	(20,608)
Purchases of short-term investments	(5,000)	(23,000)
Restricted cash	(2,465)	2,408
Net cash provided by (used in) investing activities	5,309	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	250,000	30,254
Debt repayments	(160,037)	(39,269)
Dividends paid	(45,956)	(25,530)
Debt issuance costs	(4,269)	-
Distributions to noncontrolling interests	(600)	-
Net cash provided by (used in) financing activities	39,138	(34,545)

Net increase in cash and cash equivalents	112,370	7,001
Cash and cash equivalents at beginning of period	397,220	412,734
Cash and cash equivalents at end of period	$509,590	$419,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $1,144 was capitalized in 2010)	$40,528	$40,300
Cash payments for income taxes	$-	$53

NON-CASH TRANSACTIONS
Non-cash additions to real estate included in accounts payable and accrued expenses	$3,789	$-
Write-off of fully amortized and depreciated assets	$6,510	$779

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

The results of operations for the three and nine  months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             Relationship with Vornado

At September 30, 2011, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

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

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.78% at September 30, 2011).

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

The following is a summary of fees to Vornado under the agreements discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Company management fees	$750	$750	$2,250	$2,250
Development fees	187	188	563	563
Leasing fees	539	1,159	3,819	3,979
Property management fees and payments for cleaning, engineering
and security services	1,131	1,075	3,264	3,163
	$2,607	$3,172	$9,896	$9,955

At September 30, 2011, we owed Vornado $41,307,000  for leasing fees and $2,001,000  for management, property management and cleaning fees.

4.             Notes and Mortgages Payable

The following is a summary of our outstanding notes and mortgages payable.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

			Balance at
		Interest Rate at	September 30,	December 31,
(Amounts in thousands)	Maturity	September 30, 2011	2011	2010
First mortgage, secured by the Paramus property (1)	Oct. 2011	5.92%	$68,000	$68,000
Construction loan, secured by the
Rego Park II Shopping Center(2)	Dec. 2011	1.42%	277,200	277,200
First mortgage, secured by the Rego Park I
Shopping Center (100% cash collateralized)	Mar. 2012	0.75%	78,246	78,246
First mortgage, secured by the office space
at the Lexington Avenue property	Feb. 2014	5.33%	342,928	351,751
First mortgage, secured by the retail space
at the Lexington Avenue property(3)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza
Regional Shopping Center(4)	Jun. 2016	2.04%	250,000	151,214
			$1,336,374	$1,246,411
___________________

(1)		On October 5, 2011, this loan was refinanced for the same amount. The new seven-year interest-only loan has a fixed rate of 2.90%.
(2)		This loan bears interest at LIBOR plus 1.20%.
(3)		In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(4)

On June 10, 2011, we completed a $250,000 refinancing of this property. The five-year interest-only loan is at LIBOR plus 1.70%. We retained net proceeds of approximately $95,000 after repaying the existing loan and costs.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Liability for Income Taxes

In accordance with the provisions of Accounting Standards Codification 740, Income Taxes (“ASC 740”), we have an income tax liability of $560,000  and $3,041,000 as of September 30, 2011 and December 31, 2010, respectively.  This ASC 740 liability, which includes $34,000  and $2,466,000 of accrued interest as of September 30, 2011 and December 31, 2010, respectively, is included as a component of “liability for income taxes and other,” on our consolidated balance sheets.  If this liability were reversed, it would result in non-cash income and reduce our effective tax rate.  Of this liability, $192,000 is expected to reverse in the third quarter of 2013  as a result of the expiration of the applicable statute of limitations. Interest expense related to the ASC 740 liability is included as a component of “interest and debt expense” on our consolidated statements of income.  We recognized interest of $46,000 and $114,000 in the three months ended September 30, 2011 and 2010, respectively, and $129,000 and $337,000 in the nine months ended September 30, 2011 and 2010, respectively.

In the third quarter of 2011 and 2010, we recognized income of $2,561,000 and $5,113,000, respectively, from the reversal of a portion of the liability for income taxes as a result of the expiration of the applicable statute of limitations.  Of these amounts, $2,561,000 and $1,951,000, respectively, was included as a reduction of “interest and debt expense” (portion previously recognized as interest expense), and $0 and $3,162,000, respectively, was included as a component of “income tax benefit” (portion previously recognized as income tax expense), on our consolidated statements of income.

As of September 30, 2011, Taxable REIT Subsidiary tax returns for the years 2005  through 2010  and REIT tax returns for the years 2008  through 2010  remain open to examination by the major taxing jurisdictions to which we are subject.

6.             Fair Value

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets recorded at fair value in our consolidated financial statements at September 30, 2011 and December 31, 2010 consist solely of short-term investments (CDARS classified as available-for-sale) and are presented in the table below based on their level in the fair value hierarchy.  There were no financial liabilities recorded at fair value at September 30, 2011 and December 31, 2010.

	As of September 30, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$5,000	$5,000	$-	$-

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$23,000	$23,000	$-	$-

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of September 30, 2011, and December 31, 2010, the estimated fair value of our consolidated debt was $1,371,671,000 and $1,315,436,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.             Interest and Other Income, net

In the second quarter of 2011, we recognized $1,657,000 of income from the collection of prior period tenant utility costs.

8.             Net Loss on Early Extinguishment of Debt

In the first quarter of 2010, we acquired through the open market, $27,500,000 of our Kings Plaza debt for $28,738,000 in cash, which resulted in a net loss of $1,238,000.  This debt was fully repaid at maturity upon refinancing of the property in June 2011.

9.             Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Our Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.

On May 26, 2011, the Company granted each of the members of its Board of Directors, 131 Deferred Stock Units (“DSUs”).  The DSUs entitle the holder to receive shares of the Company’s common stock without the payment of any consideration.  The DSUs vested immediately but the shares of common stock underlying the units are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.  In connection with this grant, we expensed $300,000, representing the fair value of these awards on the date of grant.  This expense is included as a component of “general and administrative” expense on our consolidated statements of income for the nine months ended September 30, 2011.

10.          Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $63,289,000  and $62,476,000, or 33% and 35% of our consolidated revenues in the nine months ended September 30, 2011 and 2010, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

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

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000. As of September 30, 2011, the property was encumbered by a $68,000,000 interest only, non-recourse mortgage loan with a fixed rate of  5.92%, which was scheduled to mature in October 2011.   On October 5, 2011, this loan was refinanced for the same amount.  The new seven-year interest-only loan has a fixed rate of 2.90%. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would  include the debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.          Commitments and Contingencies - continued

Flushing Property

In 2003, we recognized $1,289,000 of income representing a non-refundable deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that had agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract.  On December 28, 2005, the party filed a complaint against us in the New York State Court alleging that we failed to honor the terms and conditions of the agreement.  In August 2010, the New York State Court entered judgment ordering  us to return the deposit together with accrued interest and fees.  In June  2011, we settled with the party for $2,400,000, and reversed $807,000 of a $3,207,000 litigation loss accrual.  This reversal is included as a reduction  of “general and administrative” expenses on our consolidated statements of income for the nine months ended September 30, 2011.

Letters of Credit

Approximately $4,998,000 of standby letters of credit were outstanding as of September 30, 2011.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

12.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted earnings per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period, including deferred stock units. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, including deferred stock units, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2011	2010	2011	2010
Net income attributable to common
stockholders – basic and diluted	$20,425	$17,875	$58,789	$48,538

Weighted average shares outstanding – basic and diluted	5,106,984	5,105,936	5,106,427	5,105,936

Net income per common share – basic and diluted	$4.00	$3.50	$11.51	$9.51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2011, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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
November 3, 2011

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in our Annual Report on Form 10‑K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2011 and 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

On June 10, 2011 we completed a $250,000,000 refinancing of our Kings Plaza property.  The five-year interest-only loan is  at LIBOR plus 1.70% (2.04% at September 30, 2011).  We retained net proceeds of approximately $95,000,000 after repaying the existing loan and costs.

On October 5, 2011, the $68,000,000 outstanding loan on our Paramus property was refinanced for the same amount.  The new seven-year interest-only loan has a fixed rate of 2.90%.

Quarter Ended September 30, 2011

Net income attributable to common stockholders for the quarter ended September 30, 2011 was $20,425,000, or $4.00  per diluted share, compared to $17,875,000, or $3.50 per diluted share, for the quarter ended September 30, 2010.  Funds from operations attributable to common stockholders (“FFO”) for the quarter ended September 30, 2011 was $28,849,000, or $5.65 per diluted share, compared to $25,624,000, or $5.02  per diluted share, for the prior year’s quarter.  Net income attributable to common stockholders and FFO for the quarters ended September 30, 2011 and 2010 include income of $2,561,000 and $5,113,000, respectively, from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations.  In addition, the quarter ended September 30, 2010 includes a $3,135,000 litigation loss accrual related to our Flushing property.  The aggregate of these items increased net income attributable to common stockholders and FFO for the quarters ended September 30, 2011 and 2010 by $2,561,000 and $1,978,000, respectively, or $0.50 and $0.39 per diluted share, respectively.

Nine Months Ended September 30, 2011

Net income attributable to common stockholders for the nine months ended September 30, 2011 was $58,789,000, or $11.51  per diluted share, compared to $48,538,000, or $9.51  per diluted share, for the nine months ended September 30, 2010.  FFO for the nine months ended September 30, 2011 was $83,749,000, or $16.40  per diluted share, compared to $71,289,000, or $13.96  per diluted share, for the prior year’s nine months.  Net income attributable to common stockholders and FFO for the nine months ended September 30, 2011 include income of (i) $2,561,000 from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations, (ii) $1,657,000 from the collection of prior period tenant utility costs, and (iii) $807,000 from the reversal of previously recognized expense in connection with a litigation settlement at our Flushing property.  Net income attributable to common stockholders and FFO for the nine months ended September 30, 2010 include income of (i) $5,113,000 from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations, partially offset by (ii) a $3,135,000 litigation loss accrual related to our Flushing property, and (iii) a $1,238,000 net loss on the extinguishment of debt.  The aggregate of these items increased net income attributable to common stockholders and FFO for the nine months ended September 30, 2011 and 2010 by $5,025,000 and $740,000, respectively, or $0.98 and $0.14 per diluted share, respectively.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $63,289,000  and $62,476,000, or 33% and 35% of our consolidated revenues in the nine months ended September 30, 2011 and 2010, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Results of Operations – Three Months Ended September 30,  2011 compared to September 30,  2010

Property Rentals

Property rentals were $43,584,000  in the quarter ended September 30, 2011, compared to $42,306,000  in the prior year’s quarter, an increase of $1,278,000.  This increase was primarily attributable to the lease up of space at our Rego Park I and  Rego Park II properties.  Portions  of the Rego Park II property were placed into service subsequent to the third quarter of 2010.

Expense Reimbursements

Tenant expense reimbursements were $21,153,000  in the quarter ended September 30, 2011, compared to $19,084,000  in the prior year’s quarter, an increase of $2,069,000.  This increase was primarily due to higher real estate taxes in the current year’s quarter and lower income in the prior year’s quarter resulting from a true-up in operating expense billings.

Operating Expenses

Operating expenses were $21,913,000  in the quarter ended September 30, 2011, compared to $20,799,000  in the prior year’s quarter, an increase of $1,114,000.  This increase was primarily due to higher real estate taxes of $796,000 and higher bad debt expense of $241,000.

Depreciation and Amortization

Depreciation and amortization was $8,561,000  in the quarter ended September 30, 2011, compared to $7,869,000  in the prior year’s quarter, an increase of $692,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service subsequent to the third quarter of 2010.

General and Administrative Expenses

General and administrative expenses were $1,354,000  in the quarter ended September 30, 2011, compared to $4,165,000  in the prior year’s quarter, a decrease of $2,811,000.  This decrease was primarily due to a $3,135,000 litigation loss accrual in the prior year’s quarter, related to our Flushing property.

Interest and Other Income, net

Interest and other income, net was $67,000  in the quarter ended September 30, 2011, compared to $162,000 in the prior year’s quarter, a decrease of $95,000.  This decrease was primarily due to lower average yields on investments.

Interest and Debt Expense

Interest and debt expense was $10,715,000 in the quarter ended September 30, 2011, compared to $13,413,000 in the prior year’s quarter, a decrease of $2,698,000.  This decrease was primarily due to (i) $2,809,000 of interest savings from lower average interest rates and (ii) $678,000 from the reversal of a higher amount of previously recognized interest in the current quarter as compared to the prior year’s quarter, related to our income tax liability, partially offset by (iii) $785,000 of interest due to a higher average outstanding debt.

Income Tax Benefit

Income tax benefit was $7,000 in the quarter ended September 30, 2011, compared to $3,001,000 in the prior year’s quarter, a decrease of $2,994,000.  This decrease resulted  primarily from the reversal of a portion of our income tax liability in the prior year’s quarter due to the expiration of the applicable statute of limitations.

Net Income  Attributable to the Noncontrolling Interest

Net income  attributable to the noncontrolling interest was $1,843,000 in the quarter ended September 30, 2011, compared to $432,000 in the prior year’s quarter.  This increase was primarily due to our venture partner’s 75% pro-rata share of a true-up in straight-line rental income at our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Results of Operations – Nine Months Ended September 30, 2011 compared to September 30, 2010

Property Rentals

Property rentals were $130,473,000 in the nine months ended September 30, 2011, compared to $123,311,000 in the prior year’s nine months, an increase of $7,162,000.  This increase was primarily attributable to the lease up of space at our Kings Plaza,  Rego Park I and Rego Park II properties.  Portions  of the Rego Park II property were placed into service during  2010.

Expense Reimbursements

Tenant expense reimbursements were $59,172,000 in the nine months ended September 30, 2011, compared to $55,789,000 in the prior year’s nine months, an increase of $3,383,000. This increase was primarily due to higher real estate taxes and reimbursable operating expenses and lower income in the prior year resulting from a true-up in operating expense and real estate tax billings.

Operating Expenses

Operating expenses were $63,051,000 in the nine months ended September 30, 2011, compared to $58,672,000 in the prior year’s nine months, an increase of $4,379,000.  This increase was comprised of higher  real estate taxes and reimbursable operating expenses of $3,090,000 and an increase in bad debt expense and other non-reimbursable expenses of $1,289,000.

Depreciation and Amortization

Depreciation and amortization was $25,372,000 in the nine months ended September 30, 2011, compared to $23,117,000 in the prior year’s nine months, an increase of $2,255,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service during 2010.

General and Administrative Expenses

General and administrative expenses were $3,153,000 in the nine months ended September 30, 2011, compared to $6,602,000  in the prior year’s nine months, a decrease of $3,449,000.  This decrease was primarily due to a $3,135,000 litigation loss accrual in the prior year’s nine months related to our Flushing property, of which $807,000 was reversed in the current year in connection with the litigation’s settlement, partially offset by $300,000 of expense resulting from a deferred stock unit grant to the members of our Board of Directors on May 26, 2011.

Interest and Other Income, net

Interest and other income, net was $1,887,000 in the nine months ended September 30, 2011, compared to $649,000 in the prior year’s nine months, an increase of $1,238,000.  This increase  was primarily due to $1,657,000 of income from the collection of prior period tenant utility costs, partially offset by $374,000 of lower interest income due to lower average yields on investments.

Interest and Debt Expense

Interest and debt expense was $39,839,000 in the nine months ended September 30, 2011, compared to $43,290,000 in the prior year’s nine months, a decrease of $3,451,000. This decrease was primarily due to (i) $3,952,000 of interest savings from lower average interest rates and (ii) $818,000 from the reversal of a higher amount of previously recognized interest expense in the nine months September 30, 2011 as compared to the prior year’s nine months, related to our income tax liability, partially offset by (iii) $1,144,000 of lower capitalized interest as a result of placing a portion of the Rego Park II property into service during 2010.

Net Loss on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $1,238,000 in the nine months ended September 30, 2010 resulting from the open market purchase of $27,500,000 of our Kings Plaza debt, which was fully repaid at maturity in June 2011.

Results of Operations – Nine Months Ended September 30, 2011 compared to September 30, 2010 - continued

Income Tax Benefit

Income tax benefit was $158,000 in the nine months ended September 30, 2011, compared to $2,742,000 in the prior year’s nine months, a decrease of $2,584,000.  This decrease resulted primarily from the reversal of a portion of our income tax liability in the prior year’s nine months due to the expiration of the applicable statute of limitations.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $1,486,000 in the nine months ended September 30, 2011, compared to $1,034,000 in the prior year’s nine months.  This increase was primarily due to our venture partner’s 75% pro-rata share of a true-up in straight-line rental income at our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Liquidity and Capital Resources

We anticipate that cash from operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and maturities, and recurring capital expenditures.

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

During the remainder of 2011, $345,200,000  of our outstanding debt is scheduled to mature.  On October 5, 2011, $68,000,000 was refinanced for seven years.  We may refinance the remaining balance of $277,200,000, or choose to repay it at maturity.

Nine Months Ended September 30, 2011

Cash and cash equivalents were $509,590,000 at September 30, 2011, compared to $397,220,000 at December 31, 2010, an increase of $112,370,000.  This increase resulted from $67,923,000 of net cash provided by operating activities, $5,309,000 of net cash provided by investing activities and $39,138,000 of net cash provided by financing activities.

Net cash provided by operating activities of $67,923,000 was comprised of net income of $60,275,000  and adjustments for non-cash items of $15,392,000, partially offset by the net change in operating assets and liabilities of $7,744,000.  The adjustments for non-cash items were comprised of (i) depreciation and amortization of $27,614,000, (ii) stock-based compensation expense of $300,000, partially offset (iii) by straight-lining of rental income of $9,961,000  and (iv) a $2,561,000 reversal of a portion of the liability for income taxes as a result of the expiration of the applicable statute of limitations.   The net change in operating assets and liabilities was primarily due to higher prepaid real estate taxes of $11,598,000.

Net cash provided by investing activities of $5,309,000 was comprised of (i) proceeds from maturing short-term investments of $23,000,000, partially offset by (ii) capital expenditures of $10,226,000 (primarily Rego Park II), (iii) purchases of short-term investments of $5,000,000, and  (iv) an increase in restricted cash of $2,465,000.

Net cash provided by financing activities of $39,138,000 was primarily comprised of (i) $250,000,000 of proceeds from the refinancing of our Kings Plaza property, partially offset by (ii) repayments of borrowings of $160,037,000 (primarily Kings Plaza) and (iii) dividends paid on common stock of $45,956,000.

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

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000. As of September 30, 2011, the property was encumbered by a $68,000,000 interest only, non-recourse mortgage loan with a fixed rate of  5.92%, which was scheduled to mature in October 2011. On October 5, 2011, this loan was refinanced for the same amount.  The new seven-year interest-only loan has a fixed rate of 2.90%.  The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would  include the debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $4,998,000 of standby letters of credit were outstanding as of September 30, 2011.

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

FFO Attributable to Common Stockholders for the Three and Nine Months Ended September 30, 2011 and 2010

FFO attributable to common stockholders for the quarter ended September 30, 2011 was $28,849,000  or $5.65 per diluted share, compared to $25,624,000  or $5.02 per diluted share, for the prior year’s quarter.   FFO attributable to common stockholders for the quarters ended September 30, 2011 and 2010 include income of $2,561,000 and $5,113,000, respectively, from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations.  In addition, the quarter ended September 30, 2010 includes a $3,135,000 litigation loss accrual related to our Flushing property.  The aggregate of these items increased FFO attributable to common stockholders for the quarters ended September 30, 2011 and 2010 by $2,561,000 and $1,978,000, respectively, or $0.50 and $0.39 per diluted share, respectively.

FFO attributable to common stockholders for the nine months ended September 30, 2011 was $83,749,000  or $16.40 per diluted share, compared to $71,289,000  or $13.96 per diluted share, for the prior year’s nine months.  FFO attributable to common stockholders for the nine months ended September 30, 2011 includes income of (i) $2,561,000 from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations, (ii) $1,657,000 from the collection of prior period tenant utility costs, and (iii) $807,000 from the reversal of previously recognized expense in connection with a litigation settlement at our Flushing property.  FFO attributable to common stockholders for the nine months ended September 30, 2010 includes income of (i) $5,113,000 from the reversal of a portion of the liability for income taxes due to the expiration of the applicable statute of limitations, partially offset by (ii) a $3,135,000 litigation loss accrual related to our Flushing property, and (iii) a $1,238,000 net loss on the extinguishment of debt.  The aggregate of these items increased FFO attributable to common stockholders for the nine months ended September 30, 2011 and 2010 by $5,025,000 and $740,000, respectively, or $0.98 and $0.14, respectively.

The following table reconciles our net income to FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2011	2010	2011	2010
Net income attributable to Alexander’s	$20,425	$17,875	$58,789	$48,538
Depreciation and amortization of real property	8,424	7,749	24,960	22,751
FFO attributable to common stockholders	$28,849	$25,624	$83,749	$71,289

FFO attributable to common stockholders per diluted share	$5.65	$5.02	$16.40	$13.96

Weighted average shares used in computing diluted FFO per share	5,106,984	5,105,936	5,106,427	5,105,936

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	Balance as of		Effect of 1%
	September 30,	Weighted-Average	Change in
(Amounts in thousands, except per share amounts)	2011	Interest Rate	Base Rates
Variable Rate (including $41,307 due to Vornado)	$568,507	1.72%	$5,685
Fixed Rate	809,174	4.78%	-
	$1,377,681		$5,685

Total effect on diluted earnings per share			$1.11

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of September 30, 2011, and December 31, 2010, the estimated fair value of our consolidated debt was $1,371,671,000 and $1,315,436,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: November 3, 2011	By:	/s/ Joseph Macnow
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

Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*
10.56	**	-	Alexander’s, Inc. 2006 Ominibus Stock Plan Deferred Stock Unit Agreement. Incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on June 2, 2011	*
10.57		-

Loan Agreement dated June 10, 2011, among Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, individually or collectively, as borrower, and the Financial Institutions and their Assignees under Section 11.15, as lenders, and Wells Fargo Bank, N.A., as administrative agent. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, filed on August 1, 2011.

*
___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.58		-

Consolidated Amended and Restated Promissory Note dated June 10, 2011, among Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, individually or collectively, as borrower, and Wells Fargo Bank, N.A., Royal Bank of Canada, and Credit Agricole Corporate and Investment Bank, individually or collectively, as Lenders. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, filed on August 1, 2011.

*

10.59		-

Consolidated Amended and Restated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 10, 2011, among Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, individually or collectively, as mortgagor and Wells Fargo Bank, N.A., as mortgagee. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, filed on August 1, 2011.

*

10.60		-

Guaranty of Recourse Obligations, dated June 10, 2011, by Alexander’s, Inc., as Guarantor, to and for the benefit of Wells Fargo Bank, N.A., as Administrative Agent. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, filed on August 1, 2011.

*
10.61		-

Environmental Indemnity Agreement dated June 10, 2011, by Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, and Alexander’s, Inc., individually or collectively, as Indemnitor, to Wells Fargo Bank, N.A., as Administrative Agent. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, filed on August 1, 2011.

*

15.1		-	Letter regarding unaudited interim financial information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase
___________________
	*		Incorporated by reference.