Form 10-K
period 2011-12-31
ALEXANDERS INC
filed 2012-02-27
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-6064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.
YES ☒  NO ☐

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any,
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

☒ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $816,230,000 at June 30, 2011.

As of December 31, 2011 there were 5,105,936 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012.

_____________________________

(1)     These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2011, portions of which are incorporated by reference herein.

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

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

(ii)     the Kings Plaza Regional Shopping Center contains 1,210,000 square feet and is located on Flatbush Avenue in Brooklyn.  The center is anchored by a 339,000 square foot Macy’s (owned by Macy’s, Inc.), a 289,000 square foot Sears department store and a 114,000 square foot Lowe’s;

(iii)     the Rego Park I Shopping Center contains 343,000 square feet and is located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

(iv)     the Rego Park II Shopping Center contains 610,000 square feet and is located adjacent to the Rego Park I Shopping Center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado;

(v)    the Paramus property, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land leased to IKEA Property, Inc.;

(vi)   the Flushing property, a 167,000 square foot building, is located at Roosevelt Avenue and Main Street in Queens and is sub-leased to New World Mall LLC for the remainder of our ground lease term; and

Property to be developed

(vii)   the Rego Park III property is a 3.4 acre land parcel adjacent to the Rego Park II Shopping Center in Queens at the intersection of Junction Boulevard and the Horace Harding Service Road.

Significant Tenants

Bloomberg accounted for $84,526,000, $83,137,000 and $77,988,000, or 33%, 34% and 35% of our consolidated revenues in the years ended December 31, 2011, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of our consolidated revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Relationship with Vornado

At December 31, 2011, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2011, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.0% they indirectly own through Vornado.  Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

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

Competition

We operate in a highly competitive environment.  All of our properties are located in the greater New York City metropolitan area.  We compete with a large number of property owners and developers.  Principal factors of competition are the amount of rent charged, attractiveness of location and quality and breadth of services provided.  Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt as it comes due and on acceptable terms.

Employees

We currently have 105 employees.

Executive Office

Our executive office is located at 210 Route 4 East, Paramus, New Jersey, 07652 and our telephone number is (201) 587-8541.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge on our website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines.  In the event of any changes to these items, revised copies will be made available on our website.  Copies of these documents are also available directly from us, free of charge.

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

There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and economy, which over the past few years have negatively affected substantially all businesses, including ours.  Demand for office and retail space may continue to decline nationwide as it did in 2008 and 2009, due to bankruptcies, downsizing, layoffs and cost cutting.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our debt and equity securities.

Real estate is a competitive business.

We operate in a highly competitive environment.  All of our properties are located in the greater New York City metropolitan area.  We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments than we are.  Principal factors of competition include rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided.  Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms.  In addition, because a majority of our income is derived from renting real property, our income, funds available to pay indebtedness and funds available for distribution to stockholders will decrease if certain of our tenants cannot pay their rent or if we are not able to maintain our occupancy levels on favorable terms.  If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs.  During periods of economic adversity, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates.

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

Some of our tenants represent a significant portion of our revenues.  Loss of these tenant relationships or deterioration in the tenants’ credit quality could adversely affect our financial condition or results of operations.

Bloomberg accounted for $84,526,000, $83,137,000 and $77,988,000, or 33%, 34% and 35% of our consolidated revenues in the years ended December 31, 2011, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of our consolidated revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.

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

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure.  We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

In June 2011, we formed Fifty Ninth Street Insurance Company, LLC (“FNSIC”), a wholly owned consolidated subsidiary, to act as insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”).  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by FNSIC.

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

A decision to dispose of real estate assets would change the holding period assumption in our valuation analyses, which could result in material impairment losses and adversely affect our financial results.

We evaluate real estate assets for impairment based on the projected cash flow of the asset over our anticipated holding period.  If we change our intended holding period, due to our intention to sell or otherwise dispose of an asset, then under accounting principles generally accepted in the United States of America, we must reevaluate whether that asset is impaired.  Depending on the carrying value of the property at the time we change our intention and the amount that we estimate we would receive on disposal, we may record an impairment loss that would adversely affect our financial results. This loss could be material to our results of operations in the period that it is recognized.

OUR INVESTMENTS ARE CONCENTRATED IN THE GREATER NEW YORK CITY METROPOLITAN AREA. CIRCUMSTANCES AFFECTING THIS AREA GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS.

All of our properties are in the greater New York City metropolitan area and are affected by the economic cycles and risks inherent in that area.

All of our revenues come from properties located in the greater New York City metropolitan area.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term.  Declines in the economy or declines in the real estate market in this area could hurt our financial performance and the value of our properties.  The factors affecting economic conditions in this area include:

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

It is impossible for us to assess the future effects of trends in the economic and investment climates of the greater New York City metropolitan region, and more generally of the United States, on the real estate market in this area.  Local, national or global economic downturns, would negatively affect our business and profitability.

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

Although our stated business strategy is not to engage in acquisitions, we may acquire or develop properties when we believe that an acquisition or development project is otherwise consistent with our business strategy.  We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget.  In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs.  When we do pursue a project or acquisition, we may not succeed in leasing newly-developed or acquired properties at rents sufficient to cover costs of acquisition or development and operations.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention.  Acquisitions or developments in new markets or types of properties where we do not have the same level of market knowledge may result in weaker than anticipated performance.  We may abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated.

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

Substantially all of our properties and assets are held through our subsidiaries.  We depend on cash distributions and dividends from our subsidiaries for substantially all of our cash flow.  The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may make distributions or dividends to us.  Thus, our ability to pay dividends, if any, to our security holders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.

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

At December 31, 2011, substantially all of the individual properties we own were encumbered by mortgages.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

As of December 31, 2011, total debt outstanding was $1,330,932,000.  Our ratio of total debt to total enterprise value was 49.0% at December 31, 2011.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2011, our scheduled cash payments for principal and interest were $68,785,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

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

In addition, Vornado, Interstate and its three general partners (each of whom are both trustees of Vornado and Directors of Alexander’s) together beneficially own approximately 59.6% of our outstanding shares of common stock.  This degree of ownership is likely to reduce the possibility of a tender offer or an attempt to change control of the Company by a third party.

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

At December 31, 2011, Interstate and its partners owned approximately 6.3% of the common shares of beneficial interest of Vornado and approximately 27.2% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

At December 31, 2011, Vornado owned 32.4% of our outstanding common stock, in addition to the 27.2% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors. Dr. Richard West is a trustee of Vornado and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

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

•         our dividend policy;

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

•         all other risk factors addressed elsewhere in this annual report on form 10-K.

A significant decline in our stock price could result in substantial losses for stockholders.

Alexander’s has additional shares of its common stock available for future issuance, which could decrease the market price of the common stock currently outstanding.

The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2011, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which, 1,048 shares are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 893,952 shares are available for future grant under the terms of our 2006 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, SARs or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

Increased market interest rates may hurt the value of our common shares.

We believe that investors consider the dividend rate on REIT shares, expressed as a percentage of the price of the shares, relative to market interest rates as an important factor in deciding whether to buy or sell the shares. If market interest rates go up, prospective purchasers of REIT shares may expect a higher dividend rate. Higher interest rates would likely increase our borrowing costs and might decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decline.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     properties

The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2011.

				Average		Lease
				Annualized		Expiration/
	Land	Building	Occupancy	Rent Per		Option
Property	Acreage	Square Feet	Rate	Square Foot	Tenants	Expiration(s)
Operating Properties:
731 Lexington Avenue
New York, New York
Office		697,000			Bloomberg L.P.	2029/2039
		188,000			Bloomberg L.P.	2015/2020
		885,000	100%	$84.97
Retail		83,000			The Home Depot	2025/2035
		34,000			The Container Store	2021
		27,000			Hennes & Mauritz	2019
		30,000			Various	Various
		174,000	100%	161.22
	1.9	1,059,000

Kings Plaza Regional Shopping Center
Brooklyn, New York		415,000	96%	61.45	108 Mall tenants	Various
					Macy’s (owned by
		339,000			Macy’s, Inc.)	N/A
		289,000			Sears	2023/2033
		114,000			Lowe’s (ground lessee)	2028/2053
		53,000			Best Buy	2032
	24.3	1,210,000

Rego Park I Shopping Center
Queens, New York		195,000			Sears	2021
		50,000			Burlington Coat Factory	2022/2027
		46,000			Bed Bath & Beyond	2013/2021
		36,000			Marshalls	2021
		16,000			Old Navy	2021
	4.8	343,000	100%	36.15

Rego Park II Shopping Center
Queens, New York
		145,000			Costco	2034/2059
		135,000			Century 21	2030/2050
		133,000			Kohl’s	2030/2050
		47,000			Toys "R"Us/Babies "R" Us	2021/2036
		150,000			Various	Various
	6.6	610,000	95%	39.26

Paramus property
Paramus, New Jersey	30.3	-	100%	-	IKEA (ground lessee)	2041

Flushing property
Queens, New York (ground leased
through January 2037)	1	167,000	100%	14.99	New World Mall LLC	2027/2037

Property to be Developed:
Rego Park III, adjacent to Rego Park II
Queens, New York	3.4	-	-	-	-	-
		3,389,000

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

The office and retail spaces are encumbered by first mortgage loans with balances of $339,890,000 and $320,000,000, respectively, as of December 31, 2011.  These loans bear interest at 5.33% and 4.93% and mature in February 2014 and July 2015, respectively.

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

In June 2011, we completed a $250,000,000 refinancing of this property.  The five-year interest-only loan is at LIBOR plus 1.70% (2.24% at December 31, 2011).  We retained net proceeds of approximately $95,000,000 after repaying the existing loan and costs.

Mall sales per square foot were $612 and $610 for the years ended December 31, 2011 and 2010, respectively.  The following table sets forth the occupancy rate and the average annual rent per square foot for the Mall tenants for each of the past five years.

		Average
		Annual Base Rent
As of December 31,	Occupancy Rate	Per Square Foot
2011	96%	$61.45
2010	94%	61.57
2009	92%	59.32
2008	94%	56.86
2007	94%	55.95

ITEM 2.        PROPERTIES – continued

The following table sets forth lease expirations for the Mall tenants in the center as of December 31, 2011, for each of the next ten years, assuming none of the tenants exercise their renewal options.

				Annual Rent of
	Number of	Square Feet of	Percent of	Expiring Leases
	Expiring	Expiring	Total Leased		Per
Year	Leases	Leases	Square Feet	Total	Square Foot
Month to month	4	3,938	0.9%	$549,768	$139.61
2012	15	53,335	12.4%	2,917,628	54.70
2013	10	37,965	8.8%	2,513,052	66.19
2014	9	40,823	9.5%	2,775,564	67.99
2015	7	10,673	2.5%	790,560	74.07
2016	10	26,832	6.2%	2,055,036	76.59
2017	14	49,030	11.4%	3,180,696	64.87
2018	8	27,622	6.4%	1,916,460	69.38
2019	12	31,806	7.4%	2,174,820	68.38
2020	7	60,938	14.1%	3,015,228	49.48
2021	4	11,406	2.6%	810,132	71.03

Rego Park I

The Rego Park I Shopping Center contains 343,000 square feet and is located on Queens Boulevard and 63rd Road in Queens, New York.  The center is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls.  The center contains a parking deck (1,265 spaces) that provides for paid parking.

The center is encumbered by a 100% cash collateralized loan with a balance of $78,246,000 at December 31, 2011.  The loan bears interest at 0.75%, is prepayable at any time without penalty and matures in March 2012.

Rego Park II

The Rego Park II Shopping Center, contains 610,000 square feet and is located adjacent to the Rego Park I Shopping Center in Queens, New York.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado.  The center contains a parking deck (1,315 spaces) that provides paid parking.

In November 2011, we completed a $275,000,000 refinancing of this property.  The seven-year loan bears interest at LIBOR plus 1.85% (2.15% at December 31, 2011) and amortizes based on a 30-year schedule.  The proceeds of the new loan were used to repay the existing loan on the property.

Paramus

We own 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey.  The property is located directly across from the Garden State Plaza regional shopping mall and is within two miles of three other regional shopping malls and ten miles of New York City.  This land is leased to IKEA Property, Inc.  The lease has a 40-year term expiring in 2041, with a purchase option in 2021 for $75,000,000.  On October 5, 2011, the mortgage loan on this property was refinanced in the same amount.  The new $68,000,000 interest-only mortgage loan has a fixed rate of 2.90% and matures in October 2018.  The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan.  If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a net gain on the sale of the land of approximately $62,000,000.  If the purchase option is not exercised, the triple-net rent for the last 20 years must include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

ITEM 2.        PROPERTIES – continued

Flushing

The Flushing property is located on Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens, New York.  Roosevelt Avenue and Main Street are active shopping districts and there are many national retailers located in the area.  A subway entrance is located directly in front of the property with bus service across the street.  The property comprises a four-floor building containing 167,000 square feet and a parking garage, which is sub-leased to New World Mall, LLC for the remainder of our ground lease term, which expires in 2027 and has one 10-year extension option.

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

In June 2011, we formed Fifty Ninth Street Insurance Company, LLC (“FNSIC”), a wholly owned consolidated subsidiary, to act as insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”).  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by FNSIC.

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

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

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

	Year Ended December 31,
	2011			2010
Quarter	High	Low	Dividends	High	Low	Dividends
First	$419.93	$363.96	$3.00	$312.28	$267.94	$-
Second	454.00	373.48	3.00	340.00	282.03	2.50
Third	445.80	350.25	3.00	347.83	297.16	2.50
Fourth	456.73	333.00	3.00	421.82	314.45	2.50

As of December 31, 2011, there were approximately 354 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2011, we did not sell any unregistered securities.

Recent Purchases of Equity Securities

During 2011, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index.  The graph assumes that $100 was invested on December 31, 2006 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2006	2007	2008	2009	2010	2011
Alexander’s	100	84	63	74	103	95
S&P 500 Index	100	105	66	84	97	99
The NAREIT All Equity Index	100	84	53	67	86	93

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

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2011	2010	2009	2008	2007

Total revenues	$254,252	$241,350	$223,529	$211,097	$207,980

Net income(1)	$81,046	$67,445	$132,941	$76,295	$115,509
Net income attributable to the noncontrolling
interest	(1,623)	(1,016)	(751)	(7)	(1,168)
Net income attributable to Alexander’s	$79,423	$66,429	$132,190	$76,288	$114,341

Income per common share:
Income per common share – basic	$15.55	$13.01	$25.90	$15.05	$22.68

Income per common share – diluted	$15.55	$13.01	$25.89	$14.96	$22.44

Dividends per common share(2)	$12.00	$7.50	$-	$7.00	$-

Balance sheet data:
Total assets	$1,771,307	$1,679,300	$1,703,769	$1,603,568	$1,532,410
Real estate, at cost	1,062,208	1,050,291	1,025,234	967,975	835,081
Accumulated depreciation and amortization	184,873	157,232	132,386	114,235	96,183
Notes and mortgages payable	1,330,932	1,246,411	1,278,964	1,221,255	1,110,197
Total equity	363,245	343,776	314,626	180,751	137,426

__________________________
(1)

Includes reversals of stock appreciation rights ("SARs") compensation expense of $34,275, $20,254 and $43,536 in 2009, 2008 and 2007, respectively, and reversals of a portion of the liability for income taxes of $2,561, $5,113, and $42,472 in 2011, 2010 and 2009, respectively.

(2)	We began paying a regular quarterly dividend in the second quarter of 2010. A special dividend was paid in the fourth quarter of 2008.

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

We compete with a large number of property owners and developers.  Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

Year Ended December 31, 2011 Financial Results Summary

Net income attributable to common stockholders for the year ended December 31, 2011 was $79,423,000, or $15.55 per diluted share, compared to $66,429,000, or $13.01 per diluted share, for the year ended December 31, 2010.  Funds from operations attributable to common stockholders (“FFO”) for the year ended December 31, 2011 was $112,894,000, or $22.11 per diluted share, compared to $97,271,000, or $19.05 per diluted share, for the prior year.

Quarter Ended December 31, 2011 Financial Results Summary

Net income attributable to common stockholders for the quarter ended December 31, 2011 was $20,634,000, or $4.04 per diluted share, compared to $17,891,000, or $3.50 per diluted share, for the quarter ended December 31, 2010.  FFO for the quarter ended December 31, 2011 was $29,145,000, or $5.71 per diluted share, compared to $25,982,000, or $5.09 per diluted share, for the prior year’s quarter.

Refinancings

On June 10, 2011 we completed a $250,000,000 refinancing of our Kings Plaza property.  The five-year interest-only loan is at LIBOR plus 1.70% (2.24% at December 31, 2011).  We retained net proceeds of approximately $95,000,000 after repaying the existing loan and costs.

On October 5, 2011, the $68,000,000 outstanding loan on our Paramus property was refinanced for the same amount.  The new seven-year interest-only loan has a fixed rate of 2.90%.

On November 30, 2011 we completed a $275,000,000 refinancing of our Rego Park II Shopping Center.  The seven-year loan bears interest at LIBOR plus 1.85% (2.15% at December 31, 2011) and amortizes based on a 30-year schedule.  The proceeds of the new loan were used to repay the existing loan on the property.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $84,526,000, $83,137,000, and $77,988,000, or 33%, 34% and 35%, of our consolidated revenues in the years ended December 31, 2011, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of our consolidated revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including:  (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012, is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012, will not have any impact on our consolidated financial statements.

In September 2011, the FASB issued Update No. 2011-09, Compensation – Retirement Benefits (Topic 715):  Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU No. 2011-09”).  ASU No. 2011-09 requires enhanced disclosures about an entity’s participation in multiemployer plans that offer pension and other postretirement benefits.  ASU No. 2011-09 became effective for interim and annual periods ending on or after December 15, 2011.  The adoption of this update on December 31, 2011 did not have a material impact on our consolidated financial statements.

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

Critical Accounting Policies and Estimates – Continued

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2011 and 2010, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $877,335,000 and $893,059,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.  The capitalization period begins when development activities are underway and ends when the project is substantially complete.  General and administrative costs are expensed as incurred.

Our properties and related intangible assets, including properties to be developed in the future, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  For our development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value.  If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements.  Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,039,000 and $1,047,000 as of December 31, 2011 and 2010, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

Critical Accounting Policies and Estimates – Continued

Revenue Recognition

We have the following revenue sources and revenue recognition policies:

•     Base Rent – revenue arising from tenant leases.  These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and free rent abatements under the leases.  We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use.  In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

•     Percentage Rent – revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds.  These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

•     Expense Reimbursements – revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties.  This revenue is accrued in the same periods as the expenses are incurred.

•     Parking income – revenue arising from the rental of parking space at our properties.  This income is recognized as cash is received.

Before we recognize revenue, we assess, among other things, its collectibility.  If our assessment of the collectibility of revenue changes, the impact on our consolidated financial statements could be material.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income.  Therefore, no provision for Federal income taxes is required.  If we fail to distribute the required amount of income to our stockholders, or fail to meet other REIT requirements, we may fail to qualify as a REIT, which may result in substantial adverse tax consequences.

Results of Operations – Year  Ended December 31, 2011 compared to December 31, 2010

Property Rentals

Property rentals were $174,634,000 in the year ended December 31, 2011, compared to $166,403,000 in the prior year, an increase of $8,231,000.  This increase was primarily attributable to the lease up of space at our Kings Plaza,  Rego Park I and Rego Park II properties.

Expense Reimbursements

Tenant expense reimbursements were $79,618,000 in the year ended December 31, 2011, compared to $74,947,000 in the prior year, an increase of $4,671,000. This increase was primarily due to higher real estate taxes and reimbursable operating expenses, and attributable to tenants at our Rego Park II property, whose space was placed into service during 2010.

Operating Expenses

Operating expenses were $84,936,000 in the year ended December 31, 2011, compared to $78,652,000 in the prior year, an increase of $6,284,000.  This increase was comprised of higher  real estate taxes and reimbursable operating expenses of $4,151,000 and an increase in bad debt expense and other non-reimbursable expenses of $2,133,000.

Depreciation and Amortization

Depreciation and amortization was $34,031,000 in the year ended December 31, 2011, compared to $31,343,000 in the prior year, an increase of $2,688,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service during 2010.

General and Administrative Expenses

General and administrative expenses were $4,357,000 in the year ended December 31, 2011, compared to $7,792,000 in the prior year, a decrease of $3,435,000.  This decrease was primarily due to a $3,135,000 litigation loss accrual in the prior year related to our Flushing property, of which $807,000 was reversed in the current year in connection with the litigation’s settlement, partially offset by $405,000 of higher compensation to our Board of Directors in the current year, of which $300,000 represents the fair value of a deferred stock unit grant.

Interest and Other Income, net

Interest and other income, net was $2,672,000 in the year ended December 31, 2011, compared to $851,000 in the prior year, an increase of $1,821,000.  This increase  was primarily due to $1,657,000 of income from the collection of prior period tenant utility costs.

Interest and Debt Expense

Interest and debt expense was $52,659,000 in the year ended December 31, 2011, compared to $58,372,000 in the prior year, a decrease of $5,713,000. This decrease was primarily due to $6,696,000 of interest savings from lower average interest rates (3.90% in the current year compared to 4.43% in the prior year), partially offset by higher average debt balances.

Net Loss on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $1,238,000 in the prior year and resulted  from the open market purchase of $27,500,000 of our Kings Plaza debt.

Results of Operations – Year  Ended December 31, 2011 compared to December 31 2010 - continued

Income Tax Benefit

In the year ended December 31, 2011, we had a $105,000  income tax benefit, compared to a $2,641,000  income tax benefit in the prior  year.  The current year’s income tax benefit resulted from a true-up of prior year’s income tax liability.  The prior year’s income tax benefit resulted primarily from the reversal of a portion of the income tax liability due to the expiration of the applicable statute of limitations.

Net Income  Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $1,623,000 in the year ended December 31, 2011, compared to $1,016,000 in the prior year, an increase of $607,000.  This increase was primarily due to our venture partner’s 75% pro-rata share of a true-up in straight-line rental income at our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

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

Operating Expenses

Operating expenses were $78,652,000 in the year ended December 31, 2010, compared to $73,340,000 in the year ended December 31, 2009, an increase of $5,312,000.  This resulted from a $6,115,000 increase in reimbursable operating expenses and real estate taxes, primarily attributable to the Rego Park II property whose space was placed into service subsequent to the second half of 2009 and during 2010, partially offset by an $803,000 decrease in non-reimbursable operating expenses.

Depreciation and Amortization

Depreciation and amortization was $31,343,000 in the year ended December 31, 2010, compared to $27,284,000 in the year ended December 31, 2009, an increase of $4,059,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service subsequent to the second half of 2009 and during 2010.

General and Administrative Expenses

Excluding $3,135,000 for a litigation loss accrual related to our Flushing property in 2010, and $34,275,000 for the reversal of stock appreciation rights (“SARs”) compensation expense and $1,407,000 for the write-off of previously capitalized costs at our Flushing property in 2009, general and administrative expenses increased by $35,000 from the year ended December 31, 2009.

Interest and Other Income, net

Interest and other income, net was $851,000 in the year ended December 31, 2010, compared to $2,847,000 in the year ended December 31, 2009, a decrease of $1,996,000.  This decrease was primarily due to lower average yields on investments (0.13% in 2010 as compared to 0.48% in 2009).

Interest and Debt Expense

Interest and debt expense was $58,372,000 in the year ended December 31, 2010, compared to $57,473,000 in the year ended December 31, 2009, an increase of $899,000.  This increase was primarily due to (i) $2,183,000 of lower capitalized interest as a result of placing a portion of our Rego Park II property into service, (ii) $1,784,000 of interest related to our income tax liability, resulting primarily from a lower reversal of previously recognized interest expense in 2010 as compared to 2009, partially offset by (iii) interest savings of $2,433,000 from the partial repayment of our Kings Plaza debt in March 2010 and (iv) $351,000 of lower interest on the leasing commissions owed to Vornado.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

Net loss on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $1,238,000 in the year ended December 31, 2010, compared to $519,000 in the year ended December 31, 2009, and resulted from the open market purchases of our Kings Plaza debt of $27,500,000 and $11,948,000 in 2010 and 2009, respectively, for $28,738,000 and $12,467,000 in cash, respectively.

Income Tax Benefit

Income tax benefit was $2,641,000 in the year ended December 31, 2010, compared to $36,935,000 in the year ended December 31, 2009, a decrease of $34,294,000.  This decrease resulted primarily from a lower reversal of our income tax liability in 2010 as compared to 2009.  These liabilities were reversed as a result of the expiration of the applicable statute of limitations.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $1,016,000 in the year ended December 31, 2010, compared to $751,000 in the year ended December 31, 2009, and represents our venture partner’s 75% pro rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Related Party Transactions

Vornado

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2011, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.0% they indirectly own through Vornado.  Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

At December 31, 2011, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 3 – Related Party Transactions to our consolidated financial statements in this Annual Report on Form 10-K.

Liquidity and Capital Resources

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

Dividends

On January 18, 2012, we increased our regular quarterly dividend to $3.75 per share (an indicated annual rate of $15.00 per share).  This dividend policy, if continued for all of 2012, would require us to pay out approximately $76,590,000.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of December 31, 2011.

		Interest
(Amounts in thousands)	Balance	Rate	Maturity

Rego Park I(1)	$78,246	0.75%	Mar. 2012
Lexington Office	339,890	5.33%	Feb. 2014
Lexington Retail(2)	320,000	4.93%	Jul. 2015
Kings Plaza(3)	250,000	2.24%	Jun. 2016
Paramus	68,000	2.90%	Oct. 2018
Rego Park II(4)	274,796	2.15%	Nov. 2018
	$1,330,932

(1) This loan is 100% cash collateralized.
(2) In the event of a substantial casualty, up to $75,000 of this loan may become recourse to us.
(3) This loan bears interest at LIBOR plus 1.70%.
(4) This loan bears interest at LIBOR plus 1.85%.

Below is a summary of our contractual obligations and commitments as of December 31, 2011.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations (principal and interest(1)):
Long-term debt obligations	$1,504,153	$140,774	$411,946	$612,252	$339,181
Operating lease obligations	12,215	802	1,605	1,605	8,203
Purchase obligations (primarily construction
commitments)	105	105	-	-	-
Other obligations (primarily due to Vornado)	45,039	4,000	8,000	8,000	25,039
	$1,561,512	$145,681	$421,551	$621,857	$372,423

Commitments:
Standby letters of credit	$4,998	$4,998	$-	$-	$-

(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2011.

The table above excludes $567,000 of liabilities for income taxes for which the timing of future cash flows is uncertain.

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

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000.  On October 5, 2011, the mortgage loan on this property was refinanced in the same amount.  The new $68,000,000 interest-only mortgage loan has a fixed rate of 2.90% and matures in October 2018.  The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would  include the debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Other

There are various legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

Liquidity and Capital Resources – continued

Cash Flows

Cash and cash equivalents were $506,619,000 at December 31, 2011, compared to $397,220,000 at December 31, 2010, an increase of $109,399,000.  This increase resulted from $92,514,000 of net cash provided by operating activities, $383,000 of net cash provided by investing activities and $16,502,000 of net cash provided by financing activities. Our consolidated outstanding debt was $1,330,932,000 at December 31, 2011, an $84,521,000 increase from the balance at December 31, 2010.

Year Ended December 31, 2011

Net cash provided by operating activities of $92,514,000 was comprised of net income of $81,046,000, and $22,216,000 of adjustments for non-cash items, partially offset by $10,748,000 for the net change in operating assets and liabilities.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $37,086,000, partially offset by (ii) straight-lining of rental income of $12,609,000 and (iii) a $2,561,000 reversal of a portion of the liability for income taxes.

Net cash provided by investing activities of $383,000 was comprised of (i) proceeds from maturing short-term investments of $23,000,000, partially offset by (ii) $14,415,000 of real estate additions, primarily related to the development of our Rego Park II property, (iii) purchases of short-term investments of $5,000,000, and (iv) an increase in restricted cash of $3,202,000.

Net cash provided by financing activities of $16,502,000 was primarily comprised of (i) $593,000,000 of proceeds from the refinancing of our Rego Park II, Kings Plaza and Paramus properties, partially offset by (ii) repayments of borrowings of $508,479,000 (primarily Rego Park II, Kings Plaza and Paramus) and (iii) dividends paid on common stock of $61,277,000.

Year Ended December 31, 2010

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

Funds from Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  A reconciliation of our net income to FFO is provided below.

FFO attributable to common stockholders for the year ended December 31, 2011 was $112,894,000, or $22.11 per diluted share, compared to $97,271,000, or $19.05 per diluted share, for the year ended December 31, 2010.

FFO attributable to common stockholders for the quarter ended December 31, 2011 was $29,145,000, or $5.71 per diluted share, compared to $25,982,000, or $5.09 per diluted share, for the quarter ended December 31, 2010.

The following table reconciles our net income to FFO:

	For the Year Ended		For the Quarter Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2011	2010	2011	2010
Net income attributable to Alexander’s	$79,423	$66,429	$20,634	$17,891
Depreciation and amortization of real property	33,471	30,842	8,511	8,091
FFO attributable to common stockholders	$112,894	$97,271	$29,145	$25,982

FFO attributable to common stockholders per diluted share	$22.11	$19.05	$5.71	$5.09

Weighted average shares used in computing diluted FFO per share	5,106,568	5,105,936	5,106,984	5,105,936

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

(Amounts in thousands, except per share amounts)	2011			2010
		Weighted	Effect of 1%		Weighted
	December 31,	Average	Change in	December 31,	Average
	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable (including $40,728 due to Vornado)	$565,524	2.16%	$5,655	$319,088	1.53%
Fixed Rate	806,136	4.78%	-	969,211	5.24%
	$1,371,660		$5,655	$1,288,299

Total effect on diluted earnings per share			$1.11

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of our existing debt using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of December 31, 2011 and 2010, the estimated fair value of our consolidated debt was $1,373,772,000 and $1,315,436,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Index to Consolidated Financial Statements	Number

Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets at December 31, 2011 and 2010	41

Consolidated Statements of Income for the
Years Ended December 31, 2011, 2010 and 2009	42

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2011, 2010 and 2009	43

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2011, 2010 and 2009	44

Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander’s, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 27, 2012

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2011	2010
Real estate, at cost:
Land	$74,974	$74,974
Buildings and leasehold improvements	985,637	934,782
Development and construction in progress	1,597	40,535
Total	1,062,208	1,050,291
Accumulated depreciation and amortization	(184,873)	(157,232)
Real estate, net	877,335	893,059
Cash and cash equivalents	506,619	397,220
Short-term investments	5,000	23,000
Restricted cash	88,769	85,567
Accounts receivable, net of allowance for doubtful accounts of $1,039 and $1,047, respectively	2,552	4,224
Receivable arising from the straight-lining of rents	188,289	175,680
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of
$48,776 and $48,949, respectively)	66,237	68,835
Deferred debt issuance costs, net of accumulated amortization of $15,111 and $18,855, respectively	11,254	8,167
Other assets	25,252	23,548
	$1,771,307	$1,679,300

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,330,932	$1,246,411
Amounts due to Vornado	41,340	43,785
Accounts payable and accrued expenses	34,577	41,610
Other liabilities	1,213	3,718
Total liabilities	1,408,062	1,335,524

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued 5,173,450 shares;
outstanding, 5,105,936 shares	5,173	5,173
Additional capital	31,801	31,501
Retained earnings	322,201	304,055
	359,175	340,729
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	358,800	340,354
Noncontrolling interest in consolidated subsidiary	4,445	3,422
Total equity	363,245	343,776
	$1,771,307	$1,679,300

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
REVENUES
Property rentals	$174,634	$166,403	$155,275
Expense reimbursements	79,618	74,947	68,254
Total revenues	254,252	241,350	223,529

EXPENSES
Operating (including fees to Vornado of $5,488, $5,182, and $4,948, respectively)	84,936	78,652	73,340
Depreciation and amortization	34,031	31,343	27,284
General and administrative (including a reversal of stock appreciation rights (“SARs”)
expense of $34,275 in 2009, and management fees to Vornado of $2,160
in each year)	4,357	7,792	(28,246)
Total expenses	123,324	117,787	72,378

OPERATING INCOME	130,928	123,563	151,151

Interest and other income, net	2,672	851	2,847
Interest and debt expense	(52,659)	(58,372)	(57,473)
Net loss on early extinguishment of debt	-	(1,238)	(519)
Income before income taxes	80,941	64,804	96,006
Income tax benefit	105	2,641	36,935
Net income	81,046	67,445	132,941
Net income attributable to the noncontrolling interest	(1,623)	(1,016)	(751)
Net income attributable to Alexander’s	$79,423	$66,429	$132,190

Net income per common share - basic	$15.55	$13.01	$25.90

Weighted average shares - basic	5,106,568	5,105,936	5,103,790

Net income per common share - diluted	$15.55	$13.01	$25.89

Weighted average shares - diluted	5,106,568	5,105,936	5,105,370

Dividends per common share	$12.00	$7.50	$-

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

							Non-
	Common Stock		Additional	Retained	Treasury	Alexander’s	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2008	5,173	$5,173	$30,647	$143,731	$(455)	$179,096	$1,655	$180,751
Net income	-	-	-	132,190	-	132,190	751	132,941
Common stock issued under
option plan	-	-	854	-	80	934	-	934
Balance, December 31, 2009	5,173	5,173	31,501	275,921	(375)	312,220	2,406	314,626
Net income	-	-	-	66,429	-	66,429	1,016	67,445
Dividends paid	-	-	-	(38,295)	-	(38,295)	-	(38,295)
Balance, December 31, 2010	5,173	5,173	31,501	304,055	(375)	340,354	3,422	343,776
Net income	-	-	-	79,423	-	79,423	1,623	81,046
Dividends paid	-	-	-	(61,277)	-	(61,277)	-	(61,277)
Distributions	-	-	-	-	-	-	(600)	(600)
Deferred stock unit grant	-	-	300	-	-	300	-	300
Balance, December 31, 2011	5,173	$5,173	$31,801	$322,201	$(375)	$358,800	$4,445	$363,245

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,046	$67,445	$132,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	37,086	34,849	30,445
Straight-lining of rental income	(12,609)	(15,182)	(23,381)
Reversal of income tax liability	(2,561)	(5,113)	(42,472)
Liability for stock appreciation rights	-	-	(34,275)
Stock-based compensation expense	300	-	-
Other non-cash adjustments	-	1,238	1,884
Change in operating assets and liabilities:
Accounts receivable, net	1,672	(2,065)	4,421
Other assets	(5,484)	(6,068)	(12,421)
Payment for stock appreciation rights	-	-	(22,838)
Accounts payable and accrued expenses	(4,547)	13,273	4,668
Income tax liability of taxable REIT subsidiary	87	704	2,054
Amounts due to Vornado	(2,445)	(12,881)	(1,344)
Other liabilities	(31)	(178)	(103)
Net cash provided by operating activities	92,514	76,022	39,579

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturing short-term investments	23,000	40,000	15,000
Construction in progress and real estate additions	(14,415)	(42,310)	(74,855)
Purchases of short-term investments	(5,000)	(23,000)	(55,000)
Restricted cash	(3,202)	5,917	(86,427)
Net cash provided by (used in) investing activities	383	(19,393)	(201,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	593,000	34,828	162,961
Debt repayments	(508,479)	(68,619)	(105,252)
Dividends paid	(61,277)	(38,295)	-
Debt issuance costs	(6,142)	(57)	(146)
Distributions to the noncontrolling interest	(600)	-	-
Exercise of stock options	-	-	934
Net cash provided by (used in) financing activities	16,502	(72,143)	58,497

Net increase (decrease) in cash and cash equivalents	109,399	(15,514)	(103,206)
Cash and cash equivalents at beginning of year	397,220	412,734	515,940
Cash and cash equivalents at end of year	$506,619	$397,220	$412,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (of which $1,269 and $3,452 were capitalized in
2010 and 2009, respectively)	$53,343	$52,889	$57,906
Non-cash additions to real estate included in accounts payable and accrued expenses	$3,052	$-	$22,409
Write-off of fully amortized and/or depreciated assets	$6,799	$-	$-

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

(ii)     the Kings Plaza Regional Shopping Center contains 1,210,000 square feet and is located on Flatbush Avenue in Brooklyn.  The center is anchored by a 339,000 square foot Macy’s (owned by Macy’s, Inc.), a 289,000 square foot Sears department store and a 114,000 square foot Lowe’s;

(iii)    the Rego Park I Shopping Center contains 343,000 square feet and is located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

(iv)   the Rego Park II Shopping Center contains 610,000 square feet and is located adjacent to the Rego Park I Shopping Center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado;

(v)    the Paramus property, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land leased to IKEA Property, Inc.;

(vi)   the Flushing property, a 167,000 square foot building, is located at Roosevelt Avenue and Main Street in Queens and is sub-leased to New World Mall LLC for the remainder of our ground lease term; and

Property to be developed

(vii)   the Rego Park III property is a 3.4 acre land parcel adjacent to the Rego Park II Shopping Center in Queens at the intersection of Junction Boulevard and the Horace Harding Service Road.

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

Recently Issued Accounting Literature –  In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including:  (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012, is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012, will not have any impact on our consolidated financial statements.

In September 2011, the FASB issued Update No. 2011-09, Compensation – Retirement Benefits (Topic 715):  Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU No. 2011-09”).  ASU No. 2011-09 requires enhanced disclosures about an entity’s participation in multiemployer plans that offer pension and other postretirement benefits.  ASU No. 2011-09 became effective for interim and annual periods ending on or after December 15, 2011.  The adoption of this update on December 31, 2011 did not have a material impact on our consolidated financial statements.

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.  The capitalization period begins when development activities are underway and ends when the project is substantially complete.  General and administrative costs are expensed as incurred.  Depreciation is provided on a straight-line basis over estimated useful lives which range from 5 to 50 years.  Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.  Additions to real estate include interest expense capitalized during construction of $1,269,000 and $3,452,000, for the years ended December 31, 2010 and 2009, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Real Estate – continued  – Our properties and related intangible assets, including properties to be developed in the future, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  For our development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value.  If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.  The majority of our cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit.  To date we have not experienced any losses on our invested cash.

Short-term Investments –  Short-term investments consist of certificates of deposit placed through an account registry service (“CDARS”) with original maturities greater than three but less than six months.  These investments are FDIC insured and classified as available-for-sale.

Restricted Cash –  Restricted cash consists of cash held in a non-interest bearing escrow account in connection with our Rego Park I 100% cash collateralized mortgage, as well as security deposits and other cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Allowance for Doubtful Accounts – We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,039,000 and $1,047,000 as of December 31, 2011 and 2010, respectively) for the estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

Revenue Recognition – We have the following revenue sources and revenue recognition policies:

Base Rent – revenue arising from tenant leases.  These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and free rent abatements under the leases.  We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use.  In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

Percentage Rent – revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds.  These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

Expense Reimbursements – revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties.  This revenue is accrued in the same periods as the expenses are incurred.

Parking Income – revenue arising from the rental of parking space at our properties.  This income is recognized as cash is received.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income.  If we fail to distribute the required amount of income to our stockholders, or fail to meet other REIT requirements, we may fail to qualify as a REIT, which may result in substantial adverse tax consequences.

The following table reconciles our net income to estimated taxable income/(loss) for the years ended December 31, 2011, 2010 and 2009.

(Unaudited and in thousands)	Years Ended December 31,
	2011	2010	2009
Net income attributable to Alexander’s	$79,423	$66,429	$132,190
Straight-line rent adjustments	(12,609)	(15,182)	(23,381)
Depreciation and amortization timing differences	1,263	602	1,385
Reversal of liability for income taxes	-	(3,162)	(37,307)
Interest expense	(2,425)	-	(107)
Stock appreciation rights compensation expense	-	-	(57,113)
Other	(3,429)	6,245	(3,395)
Taxable income before net operating loss ("NOL")	62,223	54,932	12,272
NOL carried forward	-	(16,939)	(29,211)
Estimated taxable income/(loss)	$62,223	$37,993	$(16,939)

At December 31, 2011, the net basis of our assets and liabilities for tax purposes are approximately $209,775,000 lower than the amount reported for financial statement purposes.

Under Accounting Standards Codification (“ASC”) 740, Income Taxes, deferred income taxes would be recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  As of December 31, 2011 and 2010 there were no deferred tax assets or liabilities on our consolidated balance sheets.

Income Per Share – Basic income per share is computed based on weighted average shares of common stock outstanding during the period, including deferred stock units.  Diluted income per share is computed based on the weighted average shares of common stock outstanding during the period, including deferred stock units, and assumes all potentially dilutive securities were converted into common stock at the earliest date possible.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS

Vornado

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2011, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 27.2% of our outstanding common stock, in addition to the 2.0% they indirectly own through Vornado.  Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

At December 31, 2011, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross income from the Kings Plaza Regional Shopping Center, (iii) 2% of gross income from the Rego Park II Shopping Center, (iv) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (v) $256,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1% (1.78% at December 31, 2011).

Other Agreements

We have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado under the agreements discussed above.

(Amounts in thousands)	Year Ended December 31,
	2011	2010	2009
Company management fees	$3,000	$3,000	$3,000
Development fees	750	727	3,215
Leasing fees	4,472	4,267	15,975
Property management fees and payments for cleaning, engineering
and security services	4,648	4,342	4,108
	$12,870	$12,336	$26,298

At December 31, 2011, we owed Vornado $40,728,000 for leasing fees, and $612,000 for management, property management and cleaning fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    NOTES AND MORTGAGES PAYABLE

The following is a summary of outstanding notes and mortgages payable.

		Interest Rate at	Balance at December 31,
(Amounts in thousands)	Maturity	December 31, 2011	2011	2010
First mortgage, secured by the Rego Park I
Shopping Center (100% cash collateralized)	Mar. 2012	0.75%	$78,246	$78,246
First mortgage, secured by the office space
at the Lexington Avenue property	Feb. 2014	5.33%	339,890	351,751
First mortgage, secured by the retail space
at the Lexington Avenue property(1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza
Regional Shopping Center(2)	Jun. 2016	2.24%	250,000	151,214
First mortgage, secured by the Paramus property(3)	Oct. 2018	2.90%	68,000	68,000
First mortgage, secured by the
Rego Park II Shopping Center(4)	Nov. 2018	2.15%	274,796	277,200
			$1,330,932	$1,246,411
___________________

(1)		In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(2)		On June 10, 2011, we completed a $250,000 refinancing of this property. The five-year interest-only loan is at LIBOR plus 1.70%.
We retained net proceeds of approximately $95,000 after repaying the existing loan and costs.
(3)		On October 5, 2011, this loan was refinanced for the same amount. The new seven-year interest-only loan has a fixed rate of 2.90%.
(4)		On November 30, 2011, we completed a $275,000 refinancing of this property. The seven-year loan bears interest at LIBOR plus
1.85% and amortizes based on a 30-year schedule. The proceeds of the new loan were used to repay the existing loan on the property.

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $873,911,000 at December 31, 2011.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance to prepay them.  As of December 31, 2011, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2012	$93,262
2013	15,957
2014	317,179
2015	323,192
2016	253,440
Thereafter	327,902

We may refinance our maturing debt as it comes due or choose to repay it at maturity.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    LIABILITY FOR INCOME TAXES

In accordance with the provisions of ASC 740, Income Taxes, we have an income tax liability of $567,000 and $3,041,000 as of December 31, 2011 and 2010, respectively, which is included as a component of “other liabilities,” on our consolidated balance sheets.  If this liability were reversed, it would result in non-cash income and reduce our effective tax rate.  Interest expense related to this liability is included as a component of “interest and debt expense” on our consolidated statements of income and aggregated $136,000, $376,000 and $1,807,000 in the years ended December 31, 2011, 2010 and 2009, respectively.

(Amounts in thousands)	Amount
Balance at January 1, 2010	$7,450

Additions based on tax positions related to the current year	328
Additions for tax positions of prior years	376
Reduction for tax positions of prior years	(5,113)
Settlements & other, net	-
Balance at December 31, 2010	3,041

Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	136
Reduction for tax positions of prior years	(2,561)
Settlements & other, net	(49)
Balance at December 31, 2011	$567

In 2011 and 2010, we reversed $2,561,000 and $5,113,000, respectively, of liabilities related to income taxes as a result of the expiration of the applicable statute of limitations.  Accordingly, we recognized income in 2011 and 2010, of which $0 and $3,162,000, respectively, were included as a component of “income tax benefit” (portion previously recognized as income tax expense) and $2,561,000 and $1,951,000, respectively, were included as a reduction of “interest and debt expense” (portion previously recognized as interest expense) on our consolidated statements of income.

As of December 31, 2011, Taxable REIT Subsidiary (“TRS”) tax returns for the years 2005 through 2010 and REIT tax returns for the years 2008 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    FAIR VALUE MEASUREMENTS - continued

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value in our consolidated financial statements at December 31, 2011 and 2010 consist solely of short-term investments (CDARS classified as available-for-sale) and are presented in the table below based on their level in the fair value hierarchy.  There were no financial liabilities measured at fair value at December 31, 2011 and 2010.

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$5,000	$5,000	$-	$-

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$23,000	$23,000	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial liabilities that are not measured at fair value in our consolidated financial statements consists solely of our notes and mortgages payable.  The fair value of our notes and mortgages payable is calculated by discounting the future contractual cash flows of these instruments using the current rates available to borrowers with similar credit ratings for the remaining terms of such debt.  As of December 31, 2011 and 2010, the estimated fair value of our consolidated debt was $1,373,772,000 and $1,315,436,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon disposition of our financial instruments.  All financial assets were measured at fair value at December 31, 2011 and 2010.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    STOCK-BASED COMPENSATION

Our Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors.  As of December 31, 2011, there were no stock options, restricted stock, SARs or performance shares outstanding under the Plan and 893,952 shares were available for future grant.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.

DSUs

On May 26, 2011, the Company granted each of the members of its Board of Directors, 131 DSUs which entitle the holder to receive shares of the Company’s common stock without the payment of any consideration.  The DSUs vested immediately but the shares of common stock underlying the units are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.  In connection with this grant we expensed $300,000, representing the fair value of these awards on the date of grant.  This expense is included as a component of “general and administrative” expenses on our consolidated statements of income for the year ended December 31, 2011.  There were 1,048 DSUs outstanding as of December 31, 2011.

10.  LEASES

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

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2012	$153,304
2013	151,302
2014	148,684
2015	148,384
2016	138,570
Thereafter	1,367,758

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales.  For the years ended December 31, 2011, 2010, and 2009, these rents were $574,000, $665,000, and $633,000, respectively.

Bloomberg accounted for $84,526,000, $83,137,000 and $77,988,000, or 33%, 34% and 35% of our consolidated revenues in the years ended December 31, 2011, 2010 and 2009, respectively.  No other tenant accounted for more than 10% of consolidated revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  LEASES - continued

As Lessee

We are a tenant under two long-term ground leases.  The Flushing property ground lease expires in 2027 and has one 10-year extension option.  The ground lease under the marina adjacent to our Kings Plaza Regional Shopping Center expires in 2018 and has four 10-year extension options and one 9-year extension option.  Future lease payments under these operating leases, excluding extension options, are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2012	$802
2013	803
2014	802
2015	803
2016	802
Thereafter	8,203

Rent expense was $848,000 in each of the years ended December 31, 2011, 2010 and 2009 and is primarily related to our Flushing ground lease.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES – continued

Flushing Property

In 2003, we recognized $1,289,000 of income representing a non-refundable purchase deposit of $1,875,000, net of $586,000 of costs associated with the transaction, from a party that agreed to purchase this property, as such party had not met its obligations under a May 30, 2002 purchase contract.  On December 28, 2005, the party filed a complaint against us in the New York State Court alleging that we failed to honor the terms and conditions of the agreement.  In August 2010, the New York State Court entered judgment ordering us to return the deposit together with accrued interest and fees.  In June 2011, we settled with the party for $2,400,000, and reversed $807,000 of a $3,207,000 litigation loss accrual (of which $3,135,000 was accrued in 2010).  This reversal is included as a reduction of “general and administrative” expenses on our consolidated statement of income for the year ended December 31, 2011.

Paramus

In 2001 we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000.  On October 5, 2011, the mortgage loan on this property was refinanced in the same amount.  The new $68,000,000 interest-only mortgage loan has a fixed rate of 2.90% and matures in October 2018.  The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years must include the debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $4,998,000 of standby letters of credit were issued and outstanding as of December 31, 2011.

Other

There are various legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

12.  MULTIEMPLOYER BENEFIT PLANS

Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its pro-rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2011, our subsidiaries' participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2011, 2010 and 2009 our subsidiaries contributed $215,000, $229,000 and $209,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income.  Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2011, 2010 and 2009.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2011, 2010 and 2009 our subsidiaries contributed $731,000, $735,000 and $703,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  EARNINGS PER SHARE

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

	For the Years Ended December 31,
(Amounts in thousands, except share and per share amounts)	2011	2010	2009
Net income attributable to common stockholders – basic and diluted	$79,423	$66,429	$132,190

Weighted average shares outstanding – basic	5,106,568	5,105,936	5,103,790
Dilutive effect of stock options	-	-	1,580
Weighted average shares outstanding – diluted	5,106,568	5,105,936	5,105,370

Net income per common share – basic	$15.55	$13.01	$25.90

Net income per common share – diluted	$15.55	$13.01	$25.89

14.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

			Net Income
			Attributable to	Income Per
			Common	Common Share(1)
	(Amounts in thousands, except per share amounts)	Revenues	Stockholders	Basic	Diluted
	2011
	December 31	$64,607	$20,634	$4.04	$4.04
	September 30	64,737	20,425	4.00	4.00
	June 30	62,036	20,157	3.95	3.95
	March 31	62,872	18,207	3.57	3.57

	2010
	December 31	$62,250	$17,891	$3.50	$3.50
	September 30	61,390	17,875	3.50	3.50
	June 30	59,166	15,549	3.05	3.05
	March 31	58,544	15,114	2.96	2.96
_______________________
(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

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

Internal Control Over Financial Reporting – There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 59 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 27, 2012

ITEM 9b.  other information

None.

PART III

ITEM 10.   directors, executive officers and corporate governance

Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2011.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)

Steven Roth	70

Chairman of the Board of Directors since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust from May 1989 through May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Michael D. Fascitelli	55

President since August 2000; Director of the Company since December 1996; Chief Executive Officer of Vornado Realty Trust since May 2009 and President and Trustee since December 1996; Partner at Goldman Sachs & Co., in charge of its real estate practice, from December 1992 to December 1996; and, prior thereto, Vice President at Goldman Sachs & Co.

Joseph Macnow	66

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

We have a code of business conduct and ethics that applies to, among others, our Chief Executive Officer and Executive Vice President and Chief Financial Officer.  The code is posted on our website at www.alx-inc.com.  We intend to satisfy our disclosure obligation regarding amendments and waivers of this code applicable to our Chief Executive Officer and Executive Vice President and Chief Financial Officer by posting such information on our website.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, regarding our equity compensation.

Number of securities
	(a)		remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	1,048	$-	893,952
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,048	$-	893,952

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

Pages in this
Annual Report
on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended
December 31, 2011, 2010 and 2009	65

Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2011, 2010 and 2009	66

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.     The following exhibits listed on the Exhibit Index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K.

Exhibit
No.
10.49

Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.

10.50	Loan and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Borrower, and the Lender.

10.51	Consolidated, Amended and Restated Promissory Note, dated November 30, 2011, by and between Rego II Borrower LLC, as Maker, and the Lender.

10.52	Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee.

10.53	Guarantee of Recourse Carveouts, dated November 30, 2011, by Alexander’s, Inc., as Guarantor, to and for the benefit of the Lender.

10.54	Environmental Indemnity Agreement, dated November 30, 2011, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of the Lender.

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 27, 2012	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors	February 27, 2012
	(Steven Roth)	(Principal Executive Officer)

By:	/s/Michael D. Fascitelli	President and Director	February 27, 2012
(Michael D. Fascitelli)

By:	/s/Joseph Macnow	Executive Vice President and	February 27, 2012
	(Joseph Macnow)	Chief Financial Officer
(Principal Financial and Accounting Officer)
February 27, 2012
By:	/s/Thomas R. DiBenedetto	Director
(Thomas R. DiBenedetto)
February 27, 2012
By:	/s/David Mandelbaum	Director
(David Mandelbaum)
February 27, 2012
By:	/s/Arthur Sonnenblick	Director
(Arthur Sonnenblick)
February 27, 2012
By:	/s/Neil Underberg	Director
(Neil Underberg)
February 27, 2012
By:	/s/Richard R. West	Director
(Richard R. West)
February 27, 2012
By:	/s/Russell B. Wight Jr.	Director
(Russell B. Wight Jr)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions:	Deductions:
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written Off	of Year

Allowance for doubtful accounts:
Year Ended December 31, 2011	$1,047	$427	$(435)	$1,039

Year Ended December 31, 2010	$1,736	$(22)	$(667)	$1,047

Year Ended December 31, 2009	$1,357	$540	$(161)	$1,736

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross Amount at Which
		Initial Cost to Company(1)			Carried at Close of Period							Depreciation
			Building,	Costs		Building,			Accumulated			in Latest
			Leaseholds	Capitalized		Leaseholds			Depreciation			Income
			and Leasehold	Subsequent		and Leasehold	Construction		and	Date of	Date	Statement
Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	In Progress	Total(2)	Amortization	Construction	Acquired(1)	is Computed
Commercial Property:
New York, NY
Rego Park I	$78,246	$1,647	$8,953	$47,361	$1,647	$56,302	$12	$57,961	$22,986	1959	1992	5-39 years
Rego Park II	274,796	3,127	1,467	376,948	3,127	378,415	-	381,542	21,243	2009	1992	5-40 years
Rego Park III	-	779	-	1,541	779	450	1,091	2,320	3	N/A	1992	5-15 years
Flushing	-	-	1,660	(107)	-	1,553	-	1,553	613	1975 (3)	1992	N/A
Lexington Avenue	659,890	14,432	12,355	424,823	27,498	424,112	-	451,610	91,615	2003	1992	9-39 years
Kings Plaza Regional
Shopping Center	250,000	497	9,542	145,262	30,002	124,805	494	155,301	48,413	1970	1992	5-50 years

Paramus, NJ	68,000	1,441	-	10,313	11,754	-	-	11,754	-	N/A	1992	N/A

Other Properties	-	167	1,804	(1,804)	167	-	-	167	-	N/A	1992	N/A
TOTAL	$1,330,932	$22,090	$35,781	$1,004,337	$74,974	$985,637	$1,597	$1,062,208	$184,873

__________________________
(1)	Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $209,775 lower than the amount reported for financial statement purposes.
(3)	Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

	December 31,
	2011	2010	2009
REAL ESTATE:
Balance at beginning of period	$1,050,291	$1,025,234	$967,975
Additions (deletions) during the period:
Land	-	-	-
Buildings and leasehold improvements	50,869	102,402	238,119
Development and construction in progress	(38,938)	(76,964)	(177,389)
	1,062,222	1,050,672	1,028,705
Less: Fully depreciated assets	(14)	(381)	(3,471)
Balance at end of period	$1,062,208	$1,050,291	$1,025,234

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$157,232	$132,386	$114,235
Additions charged to operating expenses	27,655	25,227	21,622
	184,887	157,613	135,857
Less: Fully depreciated assets	(14)	(381)	(3,471)
Balance at end of period	$184,873	$157,232	$132,386

EXHIBIT INDEX
Exhibit
No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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

*

10.6		-

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated herein by reference from Exhibit 10(i)(E)(4) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.7		-

Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.8		-

Kings Plaza Management Agreement, dated as of May 31, 2001, by and between Alexander’s Kings Plaza LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002

*

10.9		-

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

*
___________________
	*		Incorporated by reference.

10.10		-

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

*

10.14		-

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

*

10.15		-

Amended, Restated and Consolidated Note, dated as of February 13, 2004, by 731 Office One LLC in favor of German American Capital Corporation. Incorporated herein by reference from Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 2, 2004

*

10.16		-

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

*
__________________
	*		Incorporated by reference.

10.29	**	-

Form of Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.30	**	-

Form of Restricted Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.31	**	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*

10.32		-

Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.33		-

Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.34		-

First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.35		-

Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.36		-

Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.37		-

Loan Agreement dated as of March 10, 2009 between Alexander’s Rego Park Shopping Center Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*
10.38		-

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

*

10.39		-

Amended and Restated Promissory Note dated as of March 10, 2009, by Alexander’s Rego Shopping Center Inc., in favor of U.S. Bank National Association. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*
___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.40		-

Cash Pledge Agreement dated as of March 10, 2009, executed by Alexander’s Rego Shopping Center Inc. to and for the benefit of U.S. Bank National Association. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*
10.41		-

Lease dated as of February 7, 2005, by and between 731 Office One LLC, as Landlord, and Citibank, N.A., as Tenant. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.42		-

Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.43	**	-	Alexander’s, Inc. 2006 Ominibus Stock Plan Deferred Stock Unit Agreement. Incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on June 2, 2011	*
10.44		-

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

*

10.45		-

Consolidated Amended and Restated Promissory Note dated June 10, 2011, among Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, individually or collectively, as borrower, and Wells Fargo Bank, N.A., Royal Bank of Canada, and Credit Agricole Corporate and Investment Bank, individually or collectively, as Lenders. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, filed on August 1, 2011

*

10.46		-

Consolidated Amended and Restated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 10, 2011, among Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, individually or collectively, as mortgagor and Wells Fargo Bank, N.A., as mortgagee. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, filed on August 1, 2011

*

10.47		-

Guaranty of Recourse Obligations, dated June 10, 2011, by Alexander’s, Inc., as Guarantor, to and for the benefit of Wells Fargo Bank, N.A., as Administrative Agent. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, filed on August 1, 2011

*

10.48		-

Environmental Indemnity Agreement dated June 10, 2011, by Alexander’s of Kings, LLC, Kings Parking, LLC, and Alexander’s Kings Plaza, LLC, and Alexander’s, Inc., individually or collectively, as Indemnitor, to Wells Fargo Bank, N.A., as Administrative Agent. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, filed on August 1, 2011

*

___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.49 **	-

Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp

10.50	-	Loan and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Borrower, and the Lender

10.51	-	Consolidated, Amended and Restated Promissory Note, dated November 30, 2011, by and between Rego II Borrower LLC, as Maker, and the Lender

10.52	-	Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee

10.53	-	Guarantee of Recourse Carveouts, dated November 30, 2011, by Alexander’s, Inc., as Guarantor, to and for the benefit of the Lender

10.54	-	Environmental Indemnity Agreement, dated November 30, 2011, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of the Lender

21	-	Subsidiaries of Registrant

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase
___________________
**		Management contract or compensatory agreement.