Form 10-Q
period 2012-03-31
ALEXANDERS INC
filed 2012-05-07
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2012, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	March 31, 2012 and December 31, 2011	3

	Consolidated Statements of Income (Unaudited) for the
	Three Months Ended March 31, 2012 and 2011	4

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Three Months Ended March 31, 2012 and 2011	5

	Consolidated Statements of Cash Flows (Unaudited) for the
	Three Months Ended March 31, 2012 and 2011	6

	Notes to Consolidated Financial Statements (Unaudited)	7

	Report of Independent Registered Public Accounting Firm	13

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Exhibit Index		24

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2012	2011
Real estate, at cost:
Land	$74,974	$74,974
Buildings and leasehold improvements	986,360	985,637
Development and construction in progress	2,230	1,597
Total	1,063,564	1,062,208
Accumulated depreciation and amortization	(191,477)	(184,873)
Real estate, net	872,087	877,335
Cash and cash equivalents	530,252	506,619
Short-term investments	-	5,000
Restricted cash	87,801	88,769
Accounts receivable, net of allowance for doubtful accounts of $1,402 and $1,039, respectively	2,864	2,552
Receivable arising from the straight-lining of rents	189,758	188,289
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of
$48,068 and $48,776, respectively)	65,033	66,237
Deferred debt issuance costs, net of accumulated amortization of $15,767 and $15,111, respectively	10,841	11,254
Other assets	14,354	25,252
	$1,772,990	$1,771,307

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,327,234	$1,330,932
Amounts due to Vornado	40,685	41,340
Accounts payable and accrued expenses	40,340	34,577
Other liabilities	1,213	1,213
Total liabilities	1,409,472	1,408,062

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,105,936 shares	5,173	5,173
Additional capital	31,801	31,801
Retained earnings	322,532	322,201
	359,506	359,175
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	359,131	358,800
Noncontrolling interest in consolidated subsidiary	4,387	4,445
Total equity	363,518	363,245
	$1,772,990	$1,771,307

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2012	2011
REVENUES
Property rentals	$43,829	$43,465
Expense reimbursements	19,831	19,407
Total revenues	63,660	62,872

EXPENSES
Operating (including fees to Vornado of $1,477 and $1,336, respectively)	21,262	21,187
Depreciation and amortization	8,697	8,234
General and administrative (including management fees to Vornado of $540 in each period)	1,124	1,099
Total expenses	31,083	30,520

OPERATING INCOME	32,577	32,352

Interest and other income, net	34	105
Interest and debt expense	(13,068)	(14,805)
Income before income taxes	19,543	17,652
Income tax (expense) benefit	(119)	160
Net income	19,424	17,812
Net loss attributable to the noncontrolling interest	58	395
Net income attributable to Alexander’s	$19,482	$18,207

Net income per common share – basic and diluted	$3.81	$3.57
Weighted average shares outstanding – basic and diluted	5,106,984	5,105,936

Dividends per common share	$3.75	$3.00

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

							Non-
	Common Stock		Additional	Retained	Treasury	Alexander’s	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2010	5,173	$5,173	$31,501	$304,055	$(375)	$340,354	$3,422	$343,776
Net income	-	-	-	18,207	-	18,207	(395)	17,812
Dividends paid	-	-	-	(15,318)	-	(15,318)	-	(15,318)
Balance, March 31, 2011	5,173	$5,173	$31,501	$306,944	$(375)	$343,243	$3,027	$346,270

Balance, December 31, 2011	5,173	$5,173	$31,801	$322,201	$(375)	$358,800	$4,445	$363,245
Net income	-	-	-	19,482	-	19,482	(58)	19,424
Dividends paid	-	-	-	(19,151)	-	(19,151)	-	(19,151)
Balance, March 31, 2012	5,173	$5,173	$31,801	$322,532	$(375)	$359,131	$4,387	$363,518

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011
Net income	$19,424	$17,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	9,505	8,949
Straight-lining of rental income	(1,469)	(3,743)
Change in operating assets and liabilities:
Accounts receivable, net	(677)	(410)
Other assets	10,481	9,065
Amounts due to Vornado	(655)	572
Accounts payable and accrued expenses	7,009	8,320
Income tax liability of taxable REIT subsidiary	7	(11)
Other liabilities	(7)	(7)
Net cash provided by operating activities	43,618	40,547

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from maturing short-term investments	5,000	23,000
Construction in progress and real estate additions	(2,709)	(6,177)
Restricted cash	968	(3,520)
Net cash provided by investing activities	3,259	13,303

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(19,151)	(15,318)
Debt repayments	(3,698)	(3,809)
Debt issuance costs	(395)	(12)
Net cash used in financing activities	(23,244)	(19,139)

Net increase in cash and cash equivalents	23,633	34,711
Cash and cash equivalents at beginning of period	506,619	397,220
Cash and cash equivalents at end of period	$530,252	$431,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$12,258	$13,025

NON-CASH TRANSACTIONS
Non-cash additions to real estate included in accounts payable and accrued expenses	$1,806	$3,594
Write-off of fully amortized and depreciated assets	$624	$1,503

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

2.             Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.  We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including:  (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this update on January 1, 2012, did not have a material impact on our consolidated financial statements, but resulted in additional fair value measurement disclosures (see Note 7 - Fair Value Measurements).

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Relationship with Vornado

At March 31, 2012, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross revenue  from the Kings Plaza Regional Shopping Center, (iii) 2% of gross revenue from the Rego Park II Shopping Center, (iv) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (v) $256,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (2.13% at March 31, 2012).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado under the agreements discussed above.

	Three Months Ended
	March 31,
(Amounts in thousands)	2012	2011
Company management fees	$750	$750
Development fees	188	188
Leasing fees	623	1,515
Property management fees and payments for cleaning, engineering
and security services	1,267	1,126
	$2,828	$3,579

At March 31, 2012, we owed Vornado $40,064,000  for leasing fees and $621,000  for management, property management and cleaning fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Notes and Mortgages Payable

The following is a summary of our outstanding notes and mortgages payable.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

			Balance at
		Interest Rate at	March 31,	December 31,
(Amounts in thousands)	Maturity	March 31, 2012	2012	2011
First mortgage, secured by the Rego Park I
Shopping Center (100% cash collateralized)	Mar. 2013	0.50%	$78,246	$78,246
First mortgage, secured by the office space
at the Lexington Avenue property	Feb. 2014	5.33%	336,812	339,890
First mortgage, secured by the retail space
at the Lexington Avenue property(1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza
Regional Shopping Center(2)	Jun. 2016	1.94%	250,000	250,000
First mortgage, secured by the Paramus property	Oct. 2018	2.90%	68,000	68,000
First mortgage, secured by the
Rego Park II Shopping Center(3)	Nov. 2018	2.09%	274,176	274,796
			$1,327,234	$1,330,932
___________________

(1)		In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(2)		This loan bears interest at LIBOR plus 1.70%.
(3)		This loan bears interest at LIBOR plus 1.85%.

6.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $21,222,000  and $20,893,000, representing 33% of our consolidated revenues in each of the three month periods ended March 31, 2012 and 2011, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.             Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (“ASC 820”) defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

Assets and Liabilities Measured at Fair Value

Financial assets measured  at fair value in our consolidated financial statements at December 31, 2011 consist of short-term investments (CDARS classified as available-for-sale) and are presented in the table below based on their level in the fair value hierarchy.  There were no financial assets measured at fair value at March 31, 2012 and there were no financial liabilities measured  at fair value at March 31, 2012 and December 31, 2011.

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$5,000	$5,000	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial liabilities that are not measured at fair value in our consolidated financial statements consist of our notes and mortgages payable.  The fair value of our notes and mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of our notes and mortgages payable is classified as Level 2.  As of March 31, 2012 and December 31, 2011, the estimated fair value of our notes and mortgages payable was $1,386,000,000 and $1,374,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.  All financial assets were measured at fair value at March 31, 2012 and December 31, 2011.

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

Fifty-Ninth Street Insurance Company, LLC (“FNSIC”), our  wholly owned consolidated subsidiary, acts  as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts,  FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by FNSIC.

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

Flushing Property

In 2002, Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000.  Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases.  In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo’s Purchase of the Property from us.  In this new action Expo is seeking $50,000,000 in damages from our tenant, who is seeking indemnification from us for such amount.  We believe, after consultation with counsel, that the new claim is without merit.  The amount or range of reasonably possible losses, if any, cannot be estimated.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Commitments and Contingencies - continued

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures in October 2018.   The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would  include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $4,998,000 of standby letters of credit were outstanding as of March 31, 2012.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

9.             Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted earnings per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period, including deferred stock units. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, including deferred stock units, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2012	2011
Net income attributable to common
stockholders – basic and diluted	$19,482	$18,207

Weighted average shares outstanding – basic and diluted	5,106,984	5,105,936

Net income per common share – basic and diluted	$3.81	$3.57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2012, and the related consolidated statements of income, changes in equity and cash flows for the three-month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 7, 2012

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2011.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2012 and 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.  There have been no significant changes to these policies during 2012.

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

Quarter Ended March 31, 2012 Financial Results Summary

Net income attributable to common stockholders for the quarter ended March 31, 2012 was $19,482,000, or $3.81  per diluted share, compared to $18,207,000, or $3.57 per diluted share, for the quarter ended March 31, 2011.  Funds from operations attributable to common stockholders (“FFO”) for the quarter ended March 31, 2012 was $28,030,000, or $5.49 per diluted share, compared to $26,304,000, or $5.15  per diluted share, for the prior year’s quarter.

Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including:  (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this update on January 1, 2012, did not have a material impact on our consolidated financial statements, but resulted in additional fair value measurement disclosures.

Leasing Activity

The table below reflects property square footage, occupancy and leasing activity for our business.  The leasing activity presented below is based on leases signed during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Second generation relet space referred to in the table below represents square footage that has not been vacant for more than nine months.

As of March 31, 2012:
Total square feet	3,389,000
Number of properties	7
Occupancy rate	97.6%

Leasing Activity:
For the Quarter Ended March 31, 2012:
Total square feet leased (all retail)	55,455
Initial rent(1)	$58.48
Weighted average lease term (years)	3.6
Second generation relet space (all retail):
Square feet	22,881
Cash basis:
Initial rent(1)	$79.35
Prior escalated rent	$79.10
Percentage increase	0.3%
GAAP basis:
Straight-line rent(2)	$80.09
Prior straight-line rent	$76.01
Percentage increase	5.4%
Tenant improvements and leasing commissions:
Per square foot	$13.67
Per square foot per annum:	$3.80
Percentage of initial rent	4.8%

(1)	Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial rent per square foot.
(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $21,222,000 and $20,893,000, representing 33% of our consolidated revenues in each of the three month periods ended March 31, 2012 and 2011, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Results of Operations – Three Months Ended March 31,  2012 compared to March 31,  2011

Property Rentals

Property rentals were $43,829,000  in the quarter ended March 31, 2012, compared to $43,465,000  in the prior year’s quarter, an increase of $364,000.

Expense Reimbursements

Tenant expense reimbursements were $19,831,000  in the quarter ended March 31, 2012, compared to $19,407,000  in the prior year’s quarter, an increase of $424,000.  This increase was primarily due to (i) higher real estate taxes, partially offset by (ii) lower reimbursable operating expenses and (iii) a true-up in operating expense billings in the current year’s quarter.

Operating Expenses

Operating expenses were $21,262,000  in the quarter ended March 31, 2012, compared to $21,187,000  in the prior year’s quarter, an increase of $75,000.  This increase was primarily due to higher real estate taxes of $789,000, partially offset by lower reimbursable operating expenses of $612,000.

Depreciation and Amortization

Depreciation and amortization was $8,697,000  in the quarter ended March 31, 2012, compared to $8,234,000  in the prior year’s quarter, an increase of $463,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service during the first quarter of 2011.

General and Administrative Expenses

General and administrative expenses were $1,124,000  in the quarter ended March 31, 2012, compared to $1,099,000  in the prior year’s quarter, an increase of $25,000.

Interest and Other Income, net

Interest and other income, net was $34,000  in the quarter ended March 31, 2012, compared to $105,000 in the prior year’s quarter, a decrease of $71,000.  This decrease was primarily due to lower average yields on investments.

Interest and Debt Expense

Interest and debt expense was $13,068,000 in the quarter ended March 31, 2012, compared to $14,805,000 in the prior year’s quarter, a decrease of $1,737,000.  This decrease was primarily due to savings of $2,613,000 from lower average interest rates (3.62% in the current quarter as compared to 4.46% in the prior year’s quarter), partially offset by $766,000 from higher average outstanding debt balances.

Income Tax (Expense) Benefit

Income tax expense was $119,000 in the quarter ended March 31, 2012, as compared to a benefit of $160,000 in the prior year’s quarter.  This increase in expense was primarily due to a true-up of accrued income taxes in the prior year’s quarter.

Net Loss  Attributable to the Noncontrolling Interest

Net loss  attributable to the noncontrolling interest was $58,000 in the quarter ended March 31, 2012, compared to $395,000 in the prior year’s quarter, and represents our venture partner’s 75% pro-rata share of net loss from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

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

Three Months Ended March 31, 2012

Cash and cash equivalents were $530,252,000 at March 31, 2012, compared to $506,619,000 at December 31, 2011, an increase of $23,633,000.  This increase resulted from $43,618,000 of net cash provided by operating activities, $3,259,000 of net cash provided by investing activities, partially offset by $23,244,000 of net cash used in financing activities.

Net cash provided by operating activities of $43,618,000 was comprised of net income of $19,424,000,  the net change in operating assets and liabilities of $16,158,000  and adjustments for non-cash items of $8,036,000.  The net change in operating assets and liabilities was primarily due to amortization of prepaid real estate taxes of $9,990,000 and higher prepaid rents from tenants of $7,744,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $9,505,000, partially offset  by straight-lining of rental income of $1,469,000.

Net cash provided by investing activities of $3,259,000 was comprised of (i) proceeds from maturing short-term investments of $5,000,000  and (ii) a decrease in restricted cash of $968,000, partially offset by (iii) capital expenditures of $2,709,000 (primarily Rego Park II).

Net cash used in financing activities of $23,244,000 was primarily comprised of dividends paid on common stock of $19,151,000  and debt amortization of $3,698,000.

Three Months Ended March 31, 2011

Cash and cash equivalents were $431,931,000 at March 31, 2011, compared to $397,220,000 at December 31, 2010, an increase of $34,711,000.  This increase resulted from $40,547,000 of net cash provided by operating activities, $13,303,000 of net cash provided by investing activities, partially offset by $19,139,000 of net cash used in financing activities.

Net cash provided by operating activities of $40,547,000 was comprised of net income of $17,812,000, the net change in operating assets and liabilities of $17,529,000 and adjustments for non-cash items of $5,206,000.  The net change in operating assets and liabilities was primarily due to higher prepaid rents from tenants of $7,752,000 and amortization of prepaid expenses of $10,025,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $8,949,000,  partially offset by straight-lining of rental income of $3,743,000.

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

Fifty-Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by FNSIC.

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

Flushing Property

In 2002, Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000.  Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases.  In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo’s Purchase of the Property from us.  In this new action Expo is seeking $50,000,000 in damages from our tenant, who is seeking indemnification from us for such amount.  We believe, after consultation with counsel, that the new claim is without merit.  The amount or range of reasonably possible losses, if any, cannot be estimated.

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

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures in October 2018.  The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $62,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Liquidity and Capital Resources – continued

Commitments and Contingencies – continued

Letters of Credit

Approximately $4,998,000 of standby letters of credit were outstanding as of March 31, 2012.

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

FFO Attributable to Common Stockholders for the Quarters  Ended March 31, 2012 and 2011

FFO attributable to common stockholders for the quarter ended March 31, 2012 was $28,030,000  or $5.49 per diluted share, compared to $26,304,000  or $5.15 per diluted share, for the prior year’s quarter.

The following table reconciles our net income to FFO:

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2012	2011
Net income attributable to Alexander’s	$19,482	$18,207
Depreciation and amortization of real property	8,548	8,097
FFO attributable to common stockholders	$28,030	$26,304

FFO attributable to common stockholders per diluted share	$5.49	$5.15

Weighted average shares used in computing FFO per diluted share	5,106,984	5,105,936

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2012			2011
		Weighted	Effect of 1%		Weighted
	March 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $40,064 and $40,728
due to Vornado, respectively)	$564,240	2.03%	$5,642	$565,524	2.16%
Fixed Rate	803,058	4.49%	-	806,136	4.78%
	$1,367,298		$5,642	$1,371,660

Total effect on diluted earnings per share			$1.10

The fair value of our notes and mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of March 31, 2012 and December 31, 2011, the estimated fair value of our notes and mortgages payable was $1,386,000,000 and $1,374,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

Item 1A.  Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.     Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: May 7, 2012	By:	/s/ Joseph Macnow
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

*

___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.49		-

Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.50		-	Loan and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Borrower, and the Lender	**

10.51		-

Consolidated, Amended and Restated Promissory Note, dated November 30, 2011, by and between Rego II Borrower LLC, as Maker, and the Lender. Incorporated herein by reference from Exhibit 10.51 to the registrant’s Annual Report on form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.52		-

Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.53		-

Guarantee of Recourse Carveouts, dated November 30, 2011, by Alexander’s, Inc., as Guarantor, to and for the benefit of the Lender. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.54		-

Environmental Indemnity Agreement, dated November 30, 2011, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of the Lender. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.55		-	First Omnibus Loan Modification and Extension Agreement dated March 12, 2012 by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender

10.56		-	Mortgage Modification Agreement dated March 12, 2012 by and between Alexander’s Rego Shopping Center, Inc., as Mortgagor and U.S. Bank National Association, as Mortgagee

15.1		-	Letter regarding unaudited interim financial information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer
___________________
	*		Incorporated by reference.
	**		Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase