Form 10-Q
period 2012-06-30
ALEXANDERS INC
filed 2012-08-06
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2012, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	June 30, 2012 and December 31, 2011	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Six Months Ended June 30, 2012 and 2011	4

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Six Months Ended June 30, 2012 and 2011	5

	Consolidated Statements of Cash Flows (Unaudited) for the
	Six Months Ended June 30, 2012 and 2011	6

	Notes to Consolidated Financial Statements (Unaudited)	7

	Report of Independent Registered Public Accounting Firm	13

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Exhibit Index		25

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2012	2011
Real estate, at cost:
Land	$74,974	$74,974
Buildings and leasehold improvements	988,486	985,637
Development and construction in progress	2,066	1,597
Total	1,065,526	1,062,208
Accumulated depreciation and amortization	(198,566)	(184,873)
Real estate, net	866,960	877,335
Cash and cash equivalents	488,779	506,619
Short-term investments	-	5,000
Restricted cash	89,624	88,769
Accounts receivable, net of allowance for doubtful accounts of $1,670 and $1,039, respectively	1,836	2,552
Receivable arising from the straight-lining of rents	190,953	188,289
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of
$47,783 and $48,776, respectively)	64,258	66,237
Deferred debt issuance costs, net of accumulated amortization of $16,565 and $15,111, respectively	10,048	11,254
Other assets	48,967	25,252
	$1,761,425	$1,771,307

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,323,532	$1,330,932
Amounts due to Vornado	40,480	41,340
Accounts payable and accrued expenses	32,297	34,577
Other liabilities	1,212	1,213
Total liabilities	1,397,521	1,408,062

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,105,936 shares	5,173	5,173
Additional capital	32,101	31,801
Retained earnings	322,272	322,201
	359,546	359,175
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	359,171	358,800
Noncontrolling interest in consolidated subsidiary	4,733	4,445
Total equity	363,904	363,245
	$1,761,425	$1,771,307

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES
Property rentals	$43,330	$43,424	$87,159	$86,889
Expense reimbursements	20,272	18,612	40,103	38,019
Total revenues	63,602	62,036	127,262	124,908

EXPENSES
Operating (including fees to Vornado of $1,485, $1,217,
$2,962, and $2,553, respectively)	21,199	19,951	42,461	41,138
Depreciation and amortization	8,667	8,577	17,364	16,811
General and administrative (including
management fees to Vornado of $540 and
$1,080 in each three and six-month period)	1,800	700	2,924	1,799
Total expenses	31,666	29,228	62,749	59,748

OPERATING INCOME	31,936	32,808	64,513	65,160

Interest and other income, net	44	1,715	78	1,820
Interest and debt expense	(12,751)	(14,319)	(25,819)	(29,124)
Income before income taxes	19,229	20,204	38,772	37,856
Income tax benefit (expense)	9	(9)	(110)	151
Net income	19,238	20,195	38,662	38,007
Net (income) loss attributable to the noncontrolling interest	(346)	(38)	(288)	357
Net income attributable to Alexander’s	$18,892	$20,157	$38,374	$38,364

Net income per common share – basic and diluted	$3.70	$3.95	$7.51	$7.51
Weighted average shares outstanding – basic and diluted	5,107,415	5,106,351	5,107,199	5,106,144

Dividends per common share	$3.75	$3.00	$7.50	$6.00

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

							Non-
	Common Stock		Additional	Retained	Treasury	Alexander’s	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2010	5,173	$5,173	$31,501	$304,055	$(375)	$340,354	$3,422	$343,776
Net income (loss)	-	-	-	38,364	-	38,364	(357)	38,007
Dividends paid	-	-	-	(30,636)	-	(30,636)	-	(30,636)
Distributions	-	-	-	-	-	-	(600)	(600)
Deferred stock unit grant	-	-	300	-	-	300	-	300
Balance, June 30, 2011	5,173	$5,173	$31,801	$311,783	$(375)	$348,382	$2,465	$350,847

Balance, December 31, 2011	5,173	$5,173	$31,801	$322,201	$(375)	$358,800	$4,445	$363,245
Net income	-	-	-	38,374	-	38,374	288	38,662
Dividends paid	-	-	-	(38,303)	-	(38,303)	-	(38,303)
Deferred stock unit grant	-	-	300	-	-	300	-	300
Balance, June 30, 2012	5,173	$5,173	$32,101	$322,272	$(375)	$359,171	$4,733	$363,904

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011
Net income	$38,662	$38,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	18,970	18,254
Straight-lining of rental income	(2,664)	(7,082)
Stock-based compensation expense	300	300
Change in operating assets and liabilities:
Accounts receivable, net	351	1,435
Other assets	(24,935)	(22,642)
Amounts due to Vornado	(860)	(469)
Accounts payable and accrued expenses	(577)	(3,709)
Income tax liability of taxable REIT subsidiary	14	34
Other liabilities	(15)	(15)
Net cash provided by operating activities	29,246	24,113

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(5,128)	(8,039)
Proceeds from maturing short-term investments	5,000	23,000
Restricted cash	(855)	(2,583)
Net cash (used in) provided by investing activities	(983)	12,378

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(38,303)	(30,636)
Debt repayments	(7,400)	(157,090)
Debt issuance costs	(400)	(4,435)
Proceeds from borrowings	-	250,000
Distributions to noncontrolling interests	-	(600)
Net cash (used in) provided by financing activities	(46,103)	57,239

Net (decrease) increase in cash and cash equivalents	(17,840)	93,730
Cash and cash equivalents at beginning of period	506,619	397,220
Cash and cash equivalents at end of period	$488,779	$490,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$23,967	$28,516

NON-CASH TRANSACTIONS
Non-cash additions to real estate included in accounts payable and accrued expenses	$1,349	$2,391
Write-off of fully amortized and depreciated assets	$624	$6,510

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including:  (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this update on January 1, 2012, did not have a material impact on our consolidated financial statements, but resulted in additional fair value measurement disclosures (see Note 8 - Fair Value Measurements).

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Relationship with Vornado

At June 30, 2012, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross revenue  from the Kings Plaza Regional Shopping Center, (iii) 2% of gross revenue from the Rego Park II Shopping Center, (iv) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (v) $264,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed fees of $750,000 per annum.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (2.13% at June 30, 2012).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to (i) supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties, and (ii) supervise security services at our Rego Park I and Rego Park II properties,  for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2012	2011	2012	2011
Company management fees	$750	$750	$1,500	$1,500
Development fees	187	188	375	376
Leasing fees	1,006	1,765	1,629	3,280
Property management fees and payments for cleaning, engineering
and security services	1,275	1,007	2,542	2,133
	$3,218	$3,710	$6,046	$7,289

At June 30, 2012, we owed Vornado $39,838,000  for leasing fees and $642,000  for management, property management and cleaning fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Notes and Mortgages Payable

The following is a summary of our outstanding notes and mortgages payable.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

			Balance at
		Interest Rate at	June 30,	December 31,
(Amounts in thousands)	Maturity	June 30, 2012	2012	2011
First mortgage, secured by the Rego Park I
Shopping Center (100% cash collateralized)	Mar. 2013	0.50%	$78,246	$78,246
First mortgage, secured by the office space
at the Lexington Avenue property	Feb. 2014	5.33%	333,742	339,890
First mortgage, secured by the retail space
at the Lexington Avenue property(1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Kings Plaza
Regional Shopping Center(2)	Jun. 2016	1.94%	250,000	250,000
First mortgage, secured by the Paramus property	Oct. 2018	2.90%	68,000	68,000
First mortgage, secured by the
Rego Park II Shopping Center(3)	Nov. 2018	2.10%	273,544	274,796
			$1,323,532	$1,330,932
___________________

(1)		In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(2)		This loan bears interest at LIBOR plus 1.70%.
(3)		This loan bears interest at LIBOR plus 1.85%.

6.             Interest and Other Income, net

In the second quarter of 2011, we recognized $1,657,000 of income from the collection of prior periods’ tenant utility costs.

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $42,395,000  and $41,504,000, representing 33% of our consolidated revenues in each of the six-month periods ended June 30, 2012 and 2011, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured  at fair value in our consolidated financial statements at December 31, 2011 consist of short-term investments (investments in Certificate of Deposit Account Registry Services "CDARS") classified as available-for-sale and are presented in the table below based on their level in the fair value hierarchy.  There were no financial assets measured at fair value at June 30, 2012 and there were no financial liabilities measured  at fair value at June 30, 2012 and December 31, 2011.

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$5,000	$5,000	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial liabilities that are not measured at fair value in our consolidated financial statements consist of our notes and mortgages payable.  The fair value of our notes and mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of our notes and mortgages payable is classified as Level 2.  As of June 30, 2012 and December 31, 2011, the estimated fair value of our notes and mortgages payable was $1,386,000,000 and $1,374,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.  All financial assets, if any, were measured at fair value at June 30, 2012 and December 31, 2011.

9.             Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Our Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.

In May 2012, the Company granted each of the members of its Board of Directors 129 DSUs with a grant date fair value of $37,500 per grant, or $300,000 in the aggregate.  The DSUs entitle the holder to receive shares of the Company’s common stock without the payment of any consideration.  The DSUs vested immediately and accordingly were expensed on the date of grant, but the shares of common stock underlying the units are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

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

Flushing Property

In 2002 Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000.  Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases.  In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo’s Purchase of the Property from us.  In this new action Expo is seeking $50,000,000 in damages from our tenant, who is seeking indemnification from us for such amount.  We believe, after consultation with counsel, that the new claim is without merit.  The amount or range of reasonably possible losses, if any, cannot be estimated.

Environmental Remediation

In July 2006, we discovered an oil spill at our Kings Plaza Regional Shopping Center.  We have notified the New York State Department of Environmental Conservation (“NYSDEC”) about the spill and have developed a remediation plan. The NYSDEC has approved a portion of the remediation plan and clean up is ongoing.  The estimated costs associated with the clean up will aggregate approximately $3,000,000.  We have paid $500,000 of such amount and the remainder is covered under our insurance policy.

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

Letters of Credit

Approximately $3,998,000 of standby letters of credit were outstanding as of June 30, 2012.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

11.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted earnings per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period, including deferred stock units. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, including deferred stock units, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2012	2011	2012	2011
Net income attributable to common
stockholders – basic and diluted	$18,892	$20,157	$38,374	$38,364

Weighted average shares outstanding – basic and diluted	5,107,415	5,106,351	5,107,199	5,106,144

Net income per common share – basic and diluted	$3.70	$3.95	$7.51	$7.51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2012, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2012 and 2011, and the consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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
August 6, 2012

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2012 and 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

We have engaged the services of a real estate broker to sell the 1.2 million square foot Kings Plaza Regional Shopping Center, located in Brooklyn, NY.  There can be no assurance that these efforts will result in a sale of the property.

Quarter Ended June 30, 2012 Financial Results Summary

Net income attributable to common stockholders for the quarter ended June 30, 2012 was $18,892,000, or $3.70  per diluted share, compared to $20,157,000, or $3.95 per diluted share, for the quarter ended June 30, 2011.  Funds from operations attributable to common stockholders (“FFO”) for the quarter ended June 30, 2012 was $27,402,000, or $5.37 per diluted share, compared to $28,596,000, or $5.60  per diluted share, for the prior year’s quarter.

Six Months Ended June 30, 2012 Financial Results Summary

Net income attributable to common stockholders for the six months ended June 30, 2012 was $38,374,000, or $7.51  per diluted share, compared to $38,364,000, or $7.51  per diluted share, for the six months ended June 30, 2011.  FFO for the six months ended June 30, 2012 was $55,432,000, or $10.85  per diluted share, compared to $54,900,000, or $10.75  per diluted share, for the prior year’s six months.

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

For the Quarter and Six Months Ended June 30, 2012:	Quarter	Six Months
Total square feet leased (all retail)	19,483	74,938
Initial rent(1)	$60.69	$59.06
Weighted average lease term (years)	12.6	6.0
Second generation relet space (all retail):
Square feet	1,768	24,649
Cash basis:
Initial rent(1)	$134.98	$83.34
Prior escalated rent	$130.03	$82.75
Percentage increase	3.8%	0.7%
GAAP basis:
Straight-line rent(2)	$140.79	$84.45
Prior straight-line rent	$120.25	$79.18
Percentage increase	17.1%	6.7%
Tenant improvements and leasing commissions:
Per square foot	$8.24	$12.26
Per square foot per annum:	$0.65	$2.04
Percentage of initial rent	0.5%	2.4%

Square Footage and Occupancy Rates:
As of June 30, 2012:
Total square feet		3,389,000
Number of properties		7
Occupancy rate		98.0%

As of December 31, 2011:
Total square feet		3,389,000
Number of properties		7
Occupancy rate		97.8%

As of June 30, 2011:
Total square feet		3,389,000
Number of properties		7
Occupancy rate		96.8%

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

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $42,395,000 and $41,504,000, representing 33% of our consolidated revenues in each of the six-month periods ended June 30, 2012 and 2011, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Results of Operations – Three Months Ended June 30, 2012 compared to June 30, 2011

Property Rentals

Property rentals were $43,330,000  in the quarter ended June 30, 2012, compared to $43,424,000  in the prior year’s quarter, a decrease of $94,000.

Expense Reimbursements

Tenant expense reimbursements were $20,272,000  in the quarter ended June 30, 2012, compared to $18,612,000  in the prior year’s quarter, an increase of $1,660,000.  This increase was primarily due to (i) higher real estate taxes, (ii) higher reimbursable operating expenses and (iii) increased occupancy.

Operating Expenses

Operating expenses were $21,199,000  in the quarter ended June 30, 2012, compared to $19,951,000  in the prior year’s quarter, an increase of $1,248,000.  This increase was comprised of higher (i) real estate taxes of $858,000, (ii) reimbursable operating expenses of $460,000 and (iii) bad debt expense of $262,000, partially offset by lower non-reimbursable operating expenses of $332,000.

Depreciation and Amortization

Depreciation and amortization was $8,667,000  in the quarter ended June 30, 2012, compared to $8,577,000  in the prior year’s quarter, an increase of $90,000.

General and Administrative Expenses

General and administrative expenses were $1,800,000  in the quarter ended June 30, 2012, compared to $700,000  in the prior year’s quarter, an increase of $1,100,000.   This increase was primarily due to an $807,000 reversal of a portion of the litigation loss accrual at our Flushing property in the prior year’s quarter, and $140,000 of higher professional fees in the current quarter.

Interest and Other Income, net

Interest and other income, net was $44,000  in the quarter ended June 30, 2012, compared to $1,715,000 in the prior year’s quarter, a decrease of $1,671,000.  This decrease was primarily due $1,657,000 of income from the collection of prior periods’ tenant utility costs in the prior year’s quarter and lower average yields on investments in the current year’s quarter.

Interest and Debt Expense

Interest and debt expense was $12,751,000 in the quarter ended June 30, 2012, compared to $14,319,000 in the prior year’s quarter, a decrease of $1,568,000.  This decrease was primarily due to savings of $2,070,000 from lower average interest rates (3.54% in the current quarter as compared to 4.19% in the prior year’s quarter), partially offset by $453,000 from higher average outstanding debt balances.

Income Tax Benefit (Expense)

In the quarter ended June 30, 2012, we had an income tax benefit of $9,000, compared to an income tax expense of $9,000 in the prior year’s quarter.

Net Income  Attributable to the Noncontrolling Interest

Net income  attributable to the noncontrolling interest was $346,000 in the quarter ended June 30, 2012, compared to $38,000 in the prior year’s quarter, and represents our venture partner’s 75% pro-rata share of net income from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Results of Operations – Six Months Ended June 30, 2012 compared to June 30, 2011

Property Rentals

Property rentals were $87,159,000 in the six months ended June 30, 2012, compared to $86,889,000 in the prior year’s six months, an increase of $270,000.

Expense Reimbursements

Tenant expense reimbursements were $40,103,000 in the six months ended June 30, 2012, compared to $38,019,000 in the prior year’s six months, an increase of $2,084,000. This increase was primarily due to higher real estate taxes.

Operating Expenses

Operating expenses were $42,461,000 in the six months ended June 30, 2012, compared to $41,138,000 in the prior year’s six months, an increase of $1,323,000.  This increase was primarily due to (i) higher real estate taxes of $1,647,000, (ii) higher bad debt expense of $439,000, partially offset by (iii) lower non-reimbursable operating expenses of $611,000.

Depreciation and Amortization

Depreciation and amortization was $17,364,000 in the six months ended June 30, 2012, compared to $16,811,000 in the prior year’s six months, an increase of $553,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service in the prior year’s six months.

General and Administrative Expenses

General and administrative expenses were $2,924,000 in the six months ended June 30, 2012, compared to $1,799,000  in the prior year’s six months, an increase of $1,125,000.  This increase was primarily due to an $807,000 reversal of a portion of the litigation loss accrual at our Flushing property in the prior year’s six months, and $248,000 of higher professional fees in the current year’s six months.

Interest and Other Income, net

Interest and other income, net was $78,000 in the six months ended June 30, 2012, compared to $1,820,000 in the prior year’s six months, a decrease of $1,742,000.  This decrease  was primarily due to $1,657,000 of income from the collection of prior periods’ tenant utility costs in the prior year’s six months and lower average yields on investments in the current year’s six months.

Interest and Debt Expense

Interest and debt expense was $25,819,000 in the six months ended June 30, 2012, compared to $29,124,000 in the prior year’s six months, a decrease of $3,305,000. This decrease was primarily due to savings of $4,658,000 from lower average interest rates (3.58% in the current year’s six months as compared to 4.32% in the prior year’s six months), partially offset by $1,215,000 from higher average outstanding debt balances.

Income Tax (Expense) Benefit

In the six months ended June 30, 2012,  we had an income tax expense of $110,000, compared to an income tax benefit of $151,000 in the prior year’s six months, an increase in expense of $261,000.  This increase resulted from a true-up of our estimated income tax liability in the prior year’s six months.

Net (Income) Loss Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $288,000 in the six months ended June 30, 2012, compared to a loss of $357,000 in the prior year’s six months, and represents our venture partner’s 75% pro-rata share of net income or loss from our consolidated partially owned entity, the Kings Plaza energy plant joint venture.

Liquidity and Capital Resources

Cash Flows

Property rental income is our primary source of cash flow and is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents.  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders.  Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings secured by our properties, and proceeds from asset sales.  We anticipate that cash from operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and maturities, and recurring capital expenditures.

Six Months Ended June 30, 2012

Cash and cash equivalents were $488,779,000 at June 30, 2012, compared to $506,619,000 at December 31, 2011, a decrease of $17,840,000.  This decrease  resulted from $46,103,000 of net cash used in financing activities and $983,000 of net cash used in investing activities, partially offset by $29,246,000 of net cash provided by operating activities.

Net cash provided by operating activities of $29,246,000 was comprised of net income of $38,662,000 and adjustments for non-cash items of $16,606,000, partially offset by the net change in operating assets and liabilities of $26,022,000.  The adjustments for non-cash items were comprised of (i) depreciation and amortization of $18,970,000  and (ii) stock-based compensation expense of $300,000, partially offset by (iii) straight-lining of rental income of $2,664,000.   The net change in operating assets and liabilities was primarily due to higher prepaid real estate taxes of $25,405,000.

Net cash used in investing activities of $983,000 was comprised of (i)  capital expenditures of $5,128,000 (primarily Rego Park II) and (ii) an increase in restricted cash of $855,000, partially offset by (iii) proceeds from maturing short-term investments of $5,000,000.

Net cash used in financing activities of $46,103,000 was primarily comprised of dividends paid on common stock of $38,303,000  and debt amortization of $7,400,000.

Six Months Ended June 30, 2011

Cash and cash equivalents were $490,950,000 at June 30, 2011, compared to $397,220,000 at December 31, 2010, an increase of $93,730,000. This increase resulted from $24,113,000 of net cash provided by operating activities, $12,378,000 of net cash provided by investing activities and $57,239,000 of net cash provided by financing activities.

Net cash provided by operating activities of $24,113,000 was comprised of net income of $38,007,000 and adjustments for non-cash items of $11,472,000, partially offset by the net change in operating assets and liabilities of $25,366,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization of $18,254,000 and (ii) stock-based compensation expense of $300,000, partially offset by (iii) straight-lining of rental income of $7,082,000. The net change in operating assets and liabilities was primarily due to higher prepaid real estate taxes of $21,740,000.

Net cash provided by investing activities of $12,378,000 was comprised of (i) proceeds from maturing short-term investments of $23,000,000, partially offset by (ii) capital expenditures of $8,039,000 (primarily Rego Park II) and (iii) a decrease in restricted cash of $2,583,000.

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

Flushing Property

In 2002 Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000.  Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases.  In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo’s Purchase of the Property from us.  In this new action Expo is seeking $50,000,000 in damages from our tenant, who is seeking indemnification from us for such amount.  We believe, after consultation with counsel, that the new claim is without merit.  The amount or range of reasonably possible losses, if any, cannot be estimated.

Environmental Remediation

In July 2006, we discovered an oil spill at our Kings Plaza Regional Shopping Center.  We have notified the New York State Department of Environmental Conservation (“NYSDEC”) about the spill and have developed a remediation plan. The NYSDEC has approved a portion of the remediation plan and clean up is ongoing.  The estimated costs associated with the clean up will aggregate approximately $3,000,000.  We have paid $500,000 of such amount and the remainder is covered under our insurance policy.

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

Liquidity and Capital Resources – continued

Commitments and Contingencies – continued

Letters of Credit

Approximately $3,998,000 of standby letters of credit were outstanding as of June 30, 2012.

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

FFO Attributable to Common Stockholders for the Three and Six Months Ended June 30, 2012 and 2011

FFO attributable to common stockholders for the quarter ended June 30, 2012 was $27,402,000,  or $5.37 per diluted share, compared to $28,596,000,  or $5.60 per diluted share, for the prior year’s quarter.

FFO attributable to common stockholders for the six months ended June 30, 2012 was $55,432,000,  or $10.85 per diluted share, compared to $54,900,000,  or $10.75 per diluted share, for the prior year’s six months.

The following table reconciles our net income to FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2012	2011	2012	2011
Net income attributable to Alexander’s	$18,892	$20,157	$38,374	$38,364
Depreciation and amortization of real property	8,510	8,439	17,058	16,536
FFO attributable to common stockholders	$27,402	$28,596	$55,432	$54,900

FFO attributable to common stockholders per diluted share	$5.37	$5.60	$10.85	$10.75

Weighted average shares used in computing FFO per diluted share	5,107,415	5,106,351	5,107,199	5,106,144

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2012			2011
		Weighted	Effect of 1%		Weighted
	June 30,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $39,838 and $40,728
due to Vornado, respectively)	$563,382	2.03%	$5,634	$565,524	2.16%
Fixed Rate	799,988	4.49%	-	806,136	4.78%
	$1,363,370		$5,634	$1,371,660

Total effect on diluted earnings per share			$1.10

The fair value of our notes and mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of June 30, 2012 and December 31, 2011, the estimated fair value of our notes and mortgages payable was $1,386,000,000 and $1,374,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: August 6, 2012	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX
Exhibit
No.
10.1	-	First Amendment and Modification of Loan and Security Agreement and Other Loan Documents, dated as of June 20, 2012 by and between Rego II Borrower LLC as Borrower, and the Lender

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase