Form 10-Q
period 2012-09-30
ALEXANDERS INC
filed 2012-11-01
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2012, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	September 30, 2012 and December 31, 2011	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Nine Months Ended September 30, 2012 and 2011	4

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Nine Months Ended September 30, 2012 and 2011	5

	Consolidated Statements of Cash Flows (Unaudited) for the
	Nine Months Ended September 30, 2012 and 2011	6

	Notes to Consolidated Financial Statements (Unaudited)	7

	Report of Independent Registered Public Accounting Firm	14

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

Exhibit Index		28

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2012	2011
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	864,552	860,833
Development and construction in progress	1,930	1,103
Total	911,453	906,907
Accumulated depreciation and amortization	(154,717)	(136,460)
Real estate, net	756,736	770,447
Cash and cash equivalents	508,363	506,619
Short-term investments	-	5,000
Restricted cash	89,185	88,769
Accounts receivable, net of allowance for doubtful accounts of $2,306 and $1,039, respectively	3,270	2,552
Receivable arising from the straight-lining of rents	173,043	169,536
Deferred lease and other property costs, net (including unamortized leasing fees to Vornado of
$40,768 and $42,678, respectively)	55,629	58,244
Deferred debt issuance costs, net of accumulated amortization of $16,250 and $14,638, respectively	6,107	7,470
Assets related to discontinued operations	133,525	137,418
Other assets	39,619	25,252
	$1,765,477	$1,771,307

LIABILITIES AND EQUITY
Mortgages payable	$1,069,776	$1,080,932
Amounts due to Vornado	39,794	41,340
Accounts payable and accrued expenses	40,597	34,577
Liabilities related to discontinued operations	250,000	250,000
Other liabilities	1,213	1,213
Total liabilities	1,401,380	1,408,062

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,105,936 shares	5,173	5,173
Additional capital	32,101	31,801
Retained earnings	321,973	322,201
	359,247	359,175
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	358,872	358,800
Noncontrolling interest in consolidated subsidiary	5,225	4,445
Total equity	364,097	363,245
	$1,765,477	$1,771,307

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Property rentals	$33,779	$33,514	$101,034	$100,486
Expense reimbursements	14,863	13,435	41,787	38,202
Total revenues	48,642	46,949	142,821	138,688

EXPENSES
Operating (including fees to Vornado of $1,146, $917,
$3,231, and $2,649, respectively)	16,445	14,463	45,184	41,029
Depreciation and amortization	7,225	7,083	21,577	20,931
General and administrative (including
management fees to Vornado of $540 and
$1,620 in each three and nine-month period)	1,177	1,297	3,895	2,899
Total expenses	24,847	22,843	70,656	64,859

OPERATING INCOME	23,795	24,106	72,165	73,829

Interest and other income, net	41	67	111	217
Interest and debt expense	(11,422)	(9,230)	(34,206)	(32,613)
Income before income taxes	12,414	14,943	38,070	41,433
Income tax (expense) benefit	(4)	(2)	(62)	80
Income from continuing operations	12,410	14,941	38,008	41,513
Income from discontinued operations	6,938	7,327	20,002	18,762
Net income	19,348	22,268	58,010	60,275
Net income attributable to the noncontrolling interest	(492)	(1,843)	(780)	(1,486)
Net income attributable to Alexander’s	$18,856	$20,425	$57,230	$58,789

Income per common share – basic and diluted:
Income from continuing operations	$2.43	$2.93	$7.44	$8.13
Income from discontinued operations, net	1.26	1.07	3.76	3.38
Net income per common share	$3.69	$4.00	$11.20	$11.51
Weighted average shares outstanding	5,108,016	5,106,984	5,107,474	5,106,427

Dividends per common share	$3.75	$3.00	$11.25	$9.00

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

							Non-
	Common Stock		Additional	Retained	Treasury	Alexander’s	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity
Balance, December 31, 2010	5,173	$5,173	$31,501	$304,055	$(375)	$340,354	$3,422	$343,776
Net income	-	-	-	58,789	-	58,789	1,486	60,275
Dividends paid	-	-	-	(45,956)	-	(45,956)	-	(45,956)
Distributions	-	-	-	-	-	-	(600)	(600)
Deferred stock unit grant	-	-	300	-	-	300	-	300
Balance, September 30, 2011	5,173	$5,173	$31,801	$316,888	$(375)	$353,487	$4,308	$357,795

Balance, December 31, 2011	5,173	$5,173	$31,801	$322,201	$(375)	$358,800	$4,445	$363,245
Net income	-	-	-	57,230	-	57,230	780	58,010
Dividends paid	-	-	-	(57,458)	-	(57,458)	-	(57,458)
Deferred stock unit grant	-	-	300	-	-	300	-	300
Balance, September 30, 2012	5,173	$5,173	$32,101	$321,973	$(375)	$358,872	$5,225	$364,097

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011
Net income	$58,010	$60,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	28,488	27,614
Straight-lining of rental income	(3,824)	(9,961)
Reversal of income tax liability	-	(2,561)
Stock-based compensation expense	300	300
Change in operating assets and liabilities:
Accounts receivable, net	(1,083)	1,493
Other assets	(15,703)	(15,225)
Amounts due to Vornado	(1,546)	(477)
Accounts payable and accrued expenses	8,034	6,408
Income tax liability of taxable REIT subsidiary	22	80
Other liabilities	(22)	(23)
Net cash provided by operating activities	72,676	67,923

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(6,502)	(10,226)
Proceeds from maturing short-term investments	5,000	23,000
Restricted cash	(416)	(2,465)
Purchases of short-term investments	-	(5,000)
Net cash (used in) provided by investing activities	(1,918)	5,309

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(57,458)	(45,956)
Debt repayments	(11,156)	(160,037)
Debt issuance costs	(400)	(4,269)
Proceeds from borrowings	-	250,000
Distributions to the noncontrolling interest	-	(600)
Net cash (used in) provided by financing activities	(69,014)	39,138

Net increase in cash and cash equivalents	1,744	112,370
Cash and cash equivalents at beginning of period	506,619	397,220
Cash and cash equivalents at end of period	$508,363	$509,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$36,058	$40,528

NON-CASH TRANSACTIONS
Non-cash additions to real estate included in accounts payable and accrued expenses	$1,038	$3,789
Write-off of fully amortized and depreciated assets	$648	$6,510

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

We currently operate in one business segment.

3.             Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including:  (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this update on January 1, 2012, did not have a material impact on our consolidated financial statements, but resulted in additional fair value measurement disclosures (see Note 9 - Fair Value Measurements).

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Relationship with Vornado

At September 30, 2012, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $3,000,000, (ii) 3% of gross revenue  from the Kings Plaza Regional Shopping Center (see Note 5 - Discontinued Operations), (iii) 2% of gross revenue from the Rego Park II Shopping Center, (iv) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (v) $264,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (2.13% at September 30, 2012).

Other Agreements

We have also entered into agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to (i) supervise cleaning, engineering and security services at our Lexington Avenue and Kings Plaza properties (see Note 5 – Discontinued Operations), and (ii) supervise security services at our Rego Park I and Rego Park II properties,  for an annual fee of the cost for such services plus 6%.

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Company management fees	$750	$750	$2,250	$2,250
Development fees	63	187	438	563
Leasing fees	320	539	1,949	3,819
Property management fees and payments for cleaning, engineering
and security services	1,369	1,131	3,911	3,264
	$2,502	$2,607	$8,548	$9,896

At September 30, 2012, we owed Vornado $39,059,000  for leasing fees and $735,000  for management, property management and cleaning fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Discontinued Operations

         On October 21, 2012, we entered into an agreement to sell the Kings Plaza Regional Shopping Center located in Brooklyn, New York, to The Macerich Company (NYSE: MAC) (“MAC”), for $751,000,000.  We may elect to receive up to $30,000,000 of the consideration in MAC common shares.  Net proceeds from the sale will be approximately $481,000,000, after repaying the existing loan and closing costs.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter.  The financial statement gain will be approximately $602,000,000.  The tax gain will be approximately $624,000,000, which is expected to be paid out to stockholders as a special long-term capital gain dividend.

We have reclassified the revenues and expenses of the Kings Plaza Regional Shopping Center to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The tables below set forth the assets and liabilities related to discontinued operations at September 30, 2012 and December 31, 2011 and their combined results of operations for the three and nine months ended September 30, 2012 and 2011.

	Assets Related to		Liabilities Related to
	Discontinued Operations as of		Discontinued Operations as of
	September 30,	December 31,	September 30,	December 31,
(Amounts in thousands)	2012	2011	2012	2011
Kings Plaza Regional Shopping Center	$133,525	$137,418	$250,000	$250,000

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Total revenues	$17,518	$17,788	$50,601	$50,957
Total expenses(1)	10,580	10,461	30,599	32,195
Income from discontinued operations	$6,938	$7,327	$20,002	$18,762
___________________
(1)

Includes fees to Vornado of $433 and $424 for the three months ended September 30, 2012 and 2011, respectively, and $1,310 and $1,245 for the nine months ended September 30, 2012 and 2011, respectively.

6.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $64,651,000  and $63,289,000, or 45% and 46% of our Total Revenues in the nine-month periods ended September 30, 2012 and 2011, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.             Mortgages Payable

The following is a summary of our outstanding mortgages payable.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

			Balance at
		Interest Rate at	September 30,	December 31,
(Amounts in thousands)	Maturity	September 30, 2012	2012	2011
First mortgage, secured by the Rego Park I
Shopping Center (100% cash collateralized)	Mar. 2013	0.50%	$78,246	$78,246
First mortgage, secured by the office space
at the Lexington Avenue property	Feb. 2014	5.33%	330,629	339,890
First mortgage, secured by the retail space
at the Lexington Avenue property(1)	Jul. 2015	4.93%	320,000	320,000
First mortgage, secured by the Paramus property	Oct. 2018	2.90%	68,000	68,000
First mortgage, secured by the
Rego Park II Shopping Center(2)	Nov. 2018	2.06%	272,901	274,796
			$1,069,776	$1,080,932
___________________
(1)		In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(2)		This loan bears interest at LIBOR plus 1.85%.

8.             Stock-Based Compensation

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

9.             Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured  at fair value in our consolidated financial statements at December 31, 2011 consist of short-term investments (investments in Certificate of Deposit Account Registry Services “CDARS”) classified as available-for-sale and are presented in the table below based on their level in the fair value hierarchy.  There were no financial assets measured at fair value at September 30, 2012 and there were no financial liabilities measured  at fair value at September 30, 2012 and December 31, 2011.

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$5,000	$5,000	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial liabilities that are not measured at fair value in our consolidated financial statements consist of our mortgages payable.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of our mortgages payable is classified as Level 2.  As of September 30, 2012 and December 31, 2011, the estimated fair value of our mortgages payable was $1,136,000,000.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.  All financial assets, if any, were measured at fair value at September 30, 2012 and December 31, 2011.

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

Flushing Property

In 2002 Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000.  Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases.  In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo’s Purchase of the Property from us and sought $50,000,000 in damages from our tenant, who sought indemnification from us for such amount.  In August 2012, the Court entered judgment denying Expo’s claim for damages.  Expo has appealed the Court’s decision and filed a motion to re-argue the decision.  We believe, after consultation with counsel, that the amount or range of reasonably possible losses, if any, cannot be estimated.

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

Letters of Credit

Approximately $3,998,000 of standby letters of credit were outstanding as of September 30, 2012.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

11.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted earnings per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period, including deferred stock units. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, including deferred stock units, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2012	2011	2012	2011
Income from continuing operations	$12,410	$14,941	$38,008	$41,513
Income from discontinued operations, net of income
attributable to the noncontrolling interest	6,446	5,484	19,222	17,276
Net income attributable to common
stockholders – basic and diluted	$18,856	$20,425	$57,230	$58,789

Weighted average shares outstanding – basic and diluted	5,108,016	5,106,984	5,107,474	5,106,427

Income from continuing operations	$2.43	$2.93	$7.44	$8.13
Income from discontinued operations, net	1.26	1.07	3.76	3.38
Net income per common share – basic and diluted	$3.69	$4.00	$11.20	$11.51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2012, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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
November 1, 2012

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2012 and 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Certain prior year balances have been reclassified in order to conform to current year presentation.

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

Overview

Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping properties.  All references to “we,” “us,” “our,” “Company,” and “Alexander’s”, refer to Alexander’s, Inc. and its consolidated subsidiaries.  We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO).  We have six  properties in the greater New York City metropolitan area.

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

On October 21, 2012, we entered into an agreement to sell the Kings Plaza Regional Shopping Center located in Brooklyn, New York, to The Macerich Company (NYSE: MAC) (“MAC”), for $751,000,000.  We may elect to receive up to $30,000,000 of the consideration in MAC common shares.  Net proceeds from the sale will be approximately $481,000,000, after repaying the existing loan and closing costs.  The sale, which is subject to customary closing conditions, is expected to be completed in the fourth quarter.  The financial statement gain will be approximately $602,000,000.  The tax gain will be approximately $624,000,000, which is expected to be paid out to stockholders as a special long-term capital gain dividend.

Quarter Ended September 30, 2012 Financial Results Summary

Net income attributable to common stockholders for the quarter ended September 30, 2012 was $18,856,000, or $3.69  per diluted share, compared to $20,425,000, or $4.00 per diluted share for the quarter ended September 30, 2011.  The quarter ended September 30, 2012 includes income from continuing operations of $12,410,000, or $2.43 per diluted share, compared to $14,941,000, or $2.93 per diluted share for the quarter ended September 30, 2011.

Funds from operations attributable to common stockholders (“FFO”) for the quarter ended September 30, 2012 was $27,461,000, or $5.38 per diluted share, compared to $28,849,000, or $5.65  per diluted share for the prior year’s quarter.  The quarter ended September 30, 2012 includes FFO from continuing operations of $19,615,000, or $3.84 per diluted share, compared to $21,982,000, or $4.30 per diluted share for the prior year’s quarter.

Nine Months Ended September 30, 2012 Financial Results Summary

Net income attributable to common stockholders for the nine months ended September 30, 2012 was $57,230,000, or $11.20  per diluted share, compared to $58,789,000, or $11.51  per diluted share for the nine months ended September 30, 2011.  The nine months ended September 30, 2012 includes income from continuing operations of $38,008,000, or $7.44 per diluted share, compared to $41,513,000, or $8.13 per diluted share for the nine months ended September 30, 2011.

FFO for the nine months ended September 30, 2012 was $82,893,000, or $16.23  per diluted share, compared to $83,749,000, or $16.40  per diluted share for the prior year’s nine months.   The nine months ended September 30, 2012 includes FFO from continuing operations of $59,453,000, or $11.64 per diluted share, compared to $62,318,000, or $12.20 per diluted share for the prior year’s nine months.

Overview - continued

Leasing activity, Square Footage and Occupancy

        In the nine months ended September 30, 2012 we leased 9,799 square feet at our Rego Park II Shopping Center, that was placed into service, at an average rate of $70.00 per square foot.

The table below reflects the property square footage and occupancy rates of our continuing businesses.

As of September 30, 2012:
Total square feet	2,179,000
Number of properties	6
Occupancy rate	99.1%

As of December 31, 2011:
Total square feet	2,179,000
Number of properties	6
Occupancy rate	98.7%

As of September 30, 2011:
Total square feet	2,179,000
Number of properties	6
Occupancy rate	98.1%

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $64,651,000 and $63,289,000, or 45% and 46% of our Total Revenues in the nine-month periods ended September 30, 2012 and 2011, respectively.  No other tenant accounted for more than 10% of our consolidated revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

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

Results of Operations – Three Months Ended September 30, 2012 compared to September 30, 2011

Property Rentals

Property rentals were $33,779,000  in the quarter ended September 30, 2012, compared to $33,514,000  in the prior year’s quarter, an increase of $265,000.

Expense Reimbursements

Tenant expense reimbursements were $14,863,000  in the quarter ended September 30, 2012, compared to $13,435,000  in the prior year’s quarter, an increase of $1,428,000.  This increase was primarily due to higher real estate taxes and increased occupancy.

Operating Expenses

Operating expenses were $16,445,000  in the quarter ended September 30, 2012, compared to $14,463,000  in the prior year’s quarter, an increase of $1,982,000.  This increase was primarily due to higher real estate taxes of $1,334,000 and higher bad debt and other non-reimbursable operating expenses of $502,000.

Depreciation and Amortization

Depreciation and amortization was $7,225,000  in the quarter ended September 30, 2012, compared to $7,083,000  in the prior year’s quarter, an increase of $142,000.

General and Administrative Expenses

General and administrative expenses were $1,177,000  in the quarter ended September 30, 2012, compared to $1,297,000  in the prior year’s quarter, a decrease of $120,000.   This decrease was primarily due to a $200,000 write-off of previously capitalized legal costs in the prior year’s quarter.

Interest and Other Income, net

Interest and other income, net was $41,000  in the quarter ended September 30, 2012, compared to $67,000 in the prior year’s quarter, a decrease of $26,000.  This decrease was primarily due to lower average yields on investments in the current year’s quarter.

Interest and Debt Expense

Interest and debt expense was $11,422,000 in the quarter ended September 30, 2012, compared to $9,230,000 in the prior year’s quarter, an increase of $2,192,000.  This increase  was primarily due to a $2,561,000 reversal of previously recognized interest expense related to our income tax liability in the prior year’s quarter, due to the expiration of the applicable statute of limitations.

Income Tax Expense

Income tax expense was $4,000  in the quarter ended September 30, 2012, compared to $2,000 in the prior year’s quarter, an increase of $2,000.

Income from Discontinued Operations

        Income from discontinued operations was $6,938,000  in the quarter ended September 30, 2012, compared to $7,327,000 in the prior year’s quarter, a decrease of $389,000.  This decrease was primarily due to higher bad debt expense.

Net Income  Attributable to the Noncontrolling Interest

Net income  attributable to the noncontrolling interest was $492,000 in the quarter ended September 30, 2012, compared to $1,843,000 in the prior year’s quarter.  This decrease was primarily due to our venture partner’s 75% pro-rata share of a true-up in straight-line rental income at our consolidated partially owned entity, the Kings Plaza energy plant joint venture, in the prior year’s quarter.

Results of Operations – Nine Months Ended September 30, 2012 compared to September 30, 2011

Property Rentals

Property rentals were $101,034,000 in the nine months ended September 30, 2012, compared to $100,486,000 in the prior year’s nine months, an increase of $548,000.

Expense Reimbursements

Tenant expense reimbursements were $41,787,000 in the nine months ended September 30, 2012, compared to $38,202,000 in the prior year’s nine months, an increase of $3,585,000. This increase was primarily due to higher real estate taxes, reimbursable operating expenses, and higher occupancy.

Operating Expenses

Operating expenses were $45,184,000 in the nine months ended September 30, 2012, compared to $41,029,000 in the prior year’s nine months, an increase of $4,155,000.  This increase was comprised of higher (i) real estate taxes of $2,442,000, (ii) reimbursable operating expenses of $813,000, (iii) non-reimbursable operating expenses of $498,000 and (iv) bad debt expense of $402,000.

Depreciation and Amortization

Depreciation and amortization was $21,577,000 in the nine months ended September 30, 2012, compared to $20,931,000 in the prior year’s nine months, an increase of $646,000.

General and Administrative Expenses

General and administrative expenses were $3,895,000 in the nine months ended September 30, 2012, compared to $2,899,000  in the prior year’s nine months, an increase of $996,000.  This increase was primarily due to an $807,000 reversal of a portion of the litigation loss accrual at our Flushing property in the prior year’s nine months.

Interest and Other Income, net

Interest and other income, net was $111,000 in the nine months ended September 30, 2012, compared to $217,000 in the prior year’s nine months, a decrease of $106,000.  This decrease  was primarily due to lower average yields on investments in the current year’s nine months.

Interest and Debt Expense

Interest and debt expense was $34,206,000 in the nine months ended September 30, 2012, compared to $32,613,000 in the prior year’s nine months, an increase of $1,593,000. This increase  was primarily due to (i) a $2,561,000 reversal of previously recognized interest expense related to our income tax liability in the prior year’s nine months, due to the expiration of the applicable statute of limitations, partially offset by (ii) savings of $491,000 from lower average interest rates and (iii) $460,000 from lower average outstanding debt balances.

Income Tax (Expense) Benefit

In the nine months ended September 30, 2012,  we had an income tax expense of $62,000, compared to an income tax benefit of $80,000 in the prior year’s nine months, an increase in expense of $142,000.  This increase resulted from a true-up of our estimated income tax liability in the prior year’s nine months.

Income from Discontinued Operations

        Income from discontinued operations was $20,002,000 in the nine months ended September 30, 2012, compared to $18,762,000 in the prior year’s nine months, an increase of $1,240,000.  This increase was primarily due to $2,738,000 of lower interest expense in the current year’s nine months, partially offset by $1,657,000 of income in the prior year’s nine months, resulting from the collection of prior period tenant utility costs.

Results of Operations – Nine Months Ended September 30, 2012 compared to September 30, 2011 - continued

Net Income  Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $780,000 in the nine months ended September 30, 2012, compared to $1,486,000 in the prior year’s nine months. This decrease was primarily due to our venture partner’s 75% pro-rata share of a true-up in straight-line rental income at our consolidated partially owned entity, the Kings Plaza energy plant joint venture, in the prior year’s nine months.

Liquidity and Capital Resources

Cash Flows

Property rental income is our primary source of cash flow and is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents.  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders.  Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings secured by our properties, and proceeds from asset sales.  We anticipate that cash from operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, regular cash dividends to stockholders, debt amortization and maturities, and recurring capital expenditures.

        On October 21, 2012, we entered into an agreement to sell the Kings Plaza Regional Shopping Center located in Brooklyn, New York for $751,000,000.  We may elect to receive up to $30,000,000 of the consideration in MAC common shares.  Net proceeds from the sale of the property will be approximately $481,000,000 after repaying the existing loan and closing costs.  The tax gain will be approximately $624,000,000, which is expected to be paid out to stockholders as a special long-term capital gain dividend.

Nine Months Ended September 30, 2012

Cash and cash equivalents were $508,363,000 at September 30, 2012, compared to $506,619,000 at December 31, 2011, an increase of $1,744,000.  This increase  resulted from $72,676,000 of net cash provided by operating activities, partially offset by $69,014,000 of net cash used in financing activities and $1,918,000 of net cash used in investing activities.

Net cash provided by operating activities was $72,676,000, of which $21,397,000 was related to discontinued operations.  Net cash provided by operating activities was comprised of net income of $58,010,000 and adjustments for non-cash items of $24,964,000, partially offset by the net change in operating assets and liabilities of $10,298,000.  The adjustments for non-cash items were comprised of (i) depreciation and amortization of $28,488,000  and (ii) stock-based compensation expense of $300,000, partially offset by (iii) straight-lining of rental income of $3,824,000.

Net cash used in investing activities of $1,918,000 was comprised of (i)  capital expenditures of $6,502,000 (primarily Rego Park II) and (ii) an increase in restricted cash of $416,000, partially offset by (iii) proceeds from maturing short-term investments of $5,000,000.

Net cash used in financing activities of $69,014,000 was primarily comprised of dividends paid on common stock of $57,458,000  and debt amortization of $11,156,000.

     Nine Months Ended September 30, 2011

Cash and cash equivalents were $509,590,000 at September 30, 2011, compared to $397,220,000 at December 31, 2010, an increase of $112,370,000.  This increase resulted from $67,923,000 of net cash provided by operating activities, $5,309,000 of net cash provided by investing activities and $39,138,000 of net cash provided by financing activities.

Net cash provided by operating activities was $67,923,000, of which $19,824,000 was related to discontinued operations.  Net cash provided by operating activites was comprised of net income of $60,275,000 and adjustments for non-cash items of $15,392,000, partially offset by the net change in operating assets and liabilities of $7,744,000.  The adjustments for non-cash items were comprised of (i) depreciation and amortization of $27,614,000, (ii) stock-based compensation expense of $300,000, partially offset by (iii) straight-lining of rental income of $9,961,000 and (iv) a $2,561,000 reversal of a portion of the liability for income taxes as a result of the expiration of the applicable statute of limitations.

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

Flushing Property

In 2002 Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000.  Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases.  In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo’s Purchase of the Property from us and sought $50,000,000 in damages from our tenant, who sought indemnification from us for such amount.  In August 2012, the Court entered judgment denying Expo’s claim for damages.  Expo has appealed the Court’s decision and filed a motion to re-argue the decision.  We believe, after consultation with counsel, that the amount or range of reasonably possible losses, if any, cannot be estimated.

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

Liquidity and Capital Resources – continued

Commitments and Contingencies – continued

Letters of Credit

Approximately $3,998,000 of standby letters of credit were outstanding as of September 30, 2012.

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

FFO Attributable to Common Stockholders for the Three and Nine Months Ended September 30, 2012 and 2011

        FFO attributable to common stockholders for the quarter ended September 30, 2012 was $27,461,000, or $5.38 per diluted share, compared to $28,849,000, or $5.65 per diluted share for the prior year’s quarter.  The quarter ended September 30, 2012 includes FFO from continuing operations of $19,615,000, or $3.84 per diluted share, compared to $21,982,000, or $4.30 per diluted share for the prior year’s quarter.

FFO attributable to common stockholders for the nine months ended September 30, 2012 was $82,893,000,  or $16.23 per diluted share, compared to $83,749,000,  or $16.40 per diluted share for the prior year’s nine months.  The nine months ended September 30, 2012 includes FFO from continuing operations of $59,453,000, or $11.64 per diluted share, compared to $62,318,000, or $12.20 per diluted share for the prior year’s nine months.

The following table reconciles our net income to FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2012	2011	2012	2011
Net income attributable to Alexander’s	$18,856	$20,425	$57,230	$58,789
Depreciation and amortization of real property	8,605	8,424	25,663	24,960
FFO attributable to common stockholders	$27,461	$28,849	$82,893	$83,749

FFO attributable to common stockholders per diluted share	$5.38	$5.65	$16.23	$16.40

Weighted average shares used in computing FFO per diluted share	5,108,016	5,106,984	5,107,474	5,106,427

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2012			2011
		Weighted	Effect of 1%		Weighted
	September 30,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $39,059 and $40,728
due to Vornado, respectively)	$311,960	2.07%	$3,120	$315,524	2.10%
Fixed Rate	796,875	4.49%	-	806,136	4.52%
	$1,108,835		$3,120	$1,121,660

Total effect on diluted earnings per share			$0.61

The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of September 30, 2012 and December 31, 2011, the estimated fair value of our mortgages payable was $1,136,000,000.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: November 1, 2012	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX
Exhibit
No.
10.1		-

First Amendment and Modification of Loan and Security Agreement and Other Loan Documents, dated as of June 20, 2012 by and between Rego II Borrower LLC as Borrower, and the Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 6, 2012

*
10.2	**	-	Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp

15.1		-	Letter regarding unaudited interim financial information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase
___________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.