Form 10-K
period 2012-12-31
ALEXANDERS INC
filed 2013-02-26
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-6064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $907,163,000 at June 30, 2012.

As of January 31, 2013 there were 5,105,936 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013.

_____________________________

(1)     These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2012, portions of which are incorporated by reference herein.

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

We have six properties in the greater New York City metropolitan area consisting of:

Operating properties

•         731 Lexington Avenue, a 1,307,000 square foot multi-use building, comprising the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants;

•         Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

•         Rego Park II, a 610,000 square foot shopping center, located adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado;

•         Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA Property, Inc.; and

•         Flushing, a 167,000 square foot building, located at Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Properties to be developed

•         Rego Park II Apartment Tower; we are considering a proposed development containing approximately 300 units aggregating 250,000 square feet, to be constructed above our Rego Park II shopping center.  The funding required for the proposed development will be approximately $100,000,000 to $120,000,000.  There can be no assurance that the project will commence, or if commenced, be completed on schedule or within budget.

•         Rego Park III, a 3.4 acre land parcel adjacent to the Rego Park II shopping center in Queens at the intersection of Junction Boulevard and the Horace Harding Service Road.

Kings Plaza Regional Shopping Center

On November 28, 2012, we completed the sale of the Kings Plaza Regional Shopping Center (“Kings Plaza”) located in Brooklyn, New York, to The Macerich Company (NYSE: MAC) (“Macerich”), for $751,000,000.  Net proceeds from the sale, after repaying the existing loan and closing costs, were $479,000,000, of which $30,000,000 was in Macerich common shares.  The financial statement gain was $601,976,000, of which $599,628,000 was recognized in the fourth quarter and the remaining $2,348,000 was deferred and will be recognized upon the disposition of the Macerich common shares.  Prior to the sale, in November 2012, we acquired the remaining 75% interest in our consolidated subsidiary, the Kings Plaza energy plant joint venture (which was sold with Kings Plaza), for $7,800,000 in cash.  On November 30, 2012, our Board of Directors declared a special long-term capital gain dividend of $122.00 per share, or $623,178,000 in the aggregate, to distribute the tax gain resulting from the sale of Kings Plaza.

Relationship with Vornado

We are managed by, and our properties are leased and developed by, Vornado, pursuant to agreements which expire in March of each year and are automatically renewable.  Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties.

At December 31, 2012, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2012, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.1% they indirectly own through Vornado.  Michael D. Fascitelli, our President and a member of our Board of Directors, is the President, Chief Executive Officer and a member of the Board of Trustees of Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

Significant Tenants

Bloomberg accounted for $86,468,000, $84,526,000 and $83,137,000, or 45%, 46% and 48% of our total revenues in the years ended December 31, 2012, 2011 and 2010, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

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

Employees

We currently have 72 employees.

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

ITEM 1a.  risk factors

Material factors that may adversely affect our business and operations are summarized below.  The risks and uncertainties described herein may not be the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  See “Forward-Looking Statements” contained herein on page 3.

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

There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and economy, which over the past few years have negatively affected substantially all businesses, including ours.  Demand for office and retail space may continue to decline nationwide as it did in 2008 and 2009, due to bankruptcies, downsizing, layoffs and cost cutting.  Government action or inaction may adversely affect the state of the capital markets.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future.

Real estate is a competitive business.

We operate in a highly competitive environment.  All of our properties are located in the greater New York City metropolitan area.  We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments than we are.  Principal factors of competition include rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided.  Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

731 Lexington Avenue accounts for a substantial portion of our revenues.  Loss of or damage to the building could adversely affect our financial condition and results of operations.

731 Lexington accounted for $126,034,000, $123,195,000 and $120,587,000, or 66%, 67% and 69% of our total revenues in the years ended December 31, 2012, 2011 and 2010, respectively.  Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, could adversely affect our results of operations and financial condition.

Bloomberg represents a significant portion of our revenues.  Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.

Bloomberg accounted for $86,468,000, $84,526,000 and $83,137,000, or 45%, 46% and 48% of our total revenues in the years ended December 31, 2012, 2011 and 2010, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our financial condition and results of operations.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”).  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by FNSIC.

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

The Americans with Disabilities Act (“ADA”) generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons.  Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel.  If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to stockholders.

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

All of our revenues come from properties located in the greater New York City metropolitan area.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term.  Declines in the economy or declines in the real estate market in this area could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

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

All of our properties are located in the greater New York City metropolitan area, and our most significant property, 731 Lexington Avenue, is located on Lexington Avenue and 59th Street in Manhattan.  In the aftermath of a terrorist attack, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity and fewer customers may choose to patronize businesses in this area.  This would trigger a decrease in the demand for space in these markets, which could increase vacancies in our properties and force us to lease our properties on less favorable terms.  As a result, the value of our properties and the level of our revenues could decline materially.

Natural Disasters could have a concentrated impact on the area which we operate and could adversely impact our results.

We have a significant investment in the New York metropolitan area.  As our investment is concentrated along the Eastern Seaboard, natural disasters, such as those resulting from superstorm Sandy, could impact our properties.  Potentially adverse consequences of “global warming” could similarly have an impact on our properties.  As a result, we could become subject to significant losses and/or repair costs which may or may not be fully covered by insurance and to the risk of business interruption.  The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.

We are subject to risks that affect the general retail environment.

A portion of our properties are in the retail shopping center real estate market.  This means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, unemployment rates, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies.  These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our shopping centers.

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

We have an investment in marketable equity securities.  The value of this investment may decline.

We have an investment in Macerich, a retail shopping center company.  As of December 31, 2012, this investment had a carrying amount of $31,206,000.  A significant decline in the value of this investment due to, among other reasons, Macerich’s operating performance or economic or market conditions, may result in the recognition of an impairment loss, which could be material.

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

At December 31, 2012, substantially all of the individual properties we own were encumbered by mortgages.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

As of December 31, 2012, total debt outstanding was $1,065,916,000.  Our ratio of total debt to total enterprise value was 44.4% at December 31, 2012.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2012, our scheduled cash payments for principal and interest from continuing operations were $58,317,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

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

In addition, Vornado, Interstate and its three general partners (each of whom are both trustees of Vornado and Directors of Alexander’s) together beneficially own approximately 58.7% of our outstanding shares of common stock.  This degree of ownership is likely to reduce the possibility of a tender offer or an attempt to change control of the Company by a third party.

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

At December 31, 2012, Interstate and its partners owned approximately 6.5% of the common shares of beneficial interest of Vornado and approximately 26.3% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

At December 31, 2012, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.3% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Michael D. Fascitelli, President and Chief Executive Officer of Vornado, is our President and a member of our Board of Directors. Dr. Richard West is a trustee of Vornado and a member of our Board of Directors.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

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

•         uncertainty and volatility in the equity and credit markets;

•         changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

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

•         general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

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

The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2012, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which, 2,080 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 892,920 shares are available for future grant under the terms of our 2006 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

Increased interest rates may hurt the value of our common shares.

We believe that investors consider the dividend rate on REIT shares, expressed as a percentage of the price of the shares, relative to interest rates as an important factor in deciding whether to buy or sell the shares. If interest rates go up, prospective purchasers of REIT shares may expect a higher dividend rate. Higher interest rates would likely increase our borrowing costs and might decrease funds available for distribution. Thus, higher interest rates could cause the price of our common shares to decline.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     properties

The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2012.

				Average		Lease
				Annualized		Expiration/
	Land	Building	Occupancy	Rent Per		Option
Property	Acreage	Square Feet	Rate	Square Foot(1)	Tenants	Expiration(s)
Operating Properties:
731 Lexington Avenue
New York, New York
Office		697,000			Bloomberg L.P.	2029/2039
		188,000			Bloomberg L.P.	2015/2020
		885,000	100%	$93.02
Retail		83,000			The Home Depot	2025/2035
		34,000			The Container Store	2021
		27,000			Hennes & Mauritz	2019
		30,000			Various	Various
		174,000	100%	164.35
	1.9	1,059,000

Rego Park I
Queens, New York		195,000			Sears	2021
		50,000			Burlington Coat Factory	2022/2027
		46,000			Bed Bath & Beyond	2021
		36,000			Marshalls	2021
		16,000			Old Navy	2021
	4.8	343,000	100%	36.36

Rego Park II
Queens, New York
		145,000			Costco	2034/2059
		135,000			Century 21	2030/2050
		133,000			Kohl’s	2030/2050
		47,000			Toys "R"Us/Babies "R" Us	2021/2036
		150,000			Various	Various
	6.6	610,000	97%	40.05

Paramus
Paramus, New Jersey	30.3	-	100%	-	IKEA (ground lessee)	2041

Flushing
Queens, New York (ground leased
through January 2037)	1	167,000	100%	15.74	New World Mall LLC	2027/2037

Properties to be Developed:
Rego Park II Apartment Tower
Queens, New York	-	-	-	-	-	-

Rego Park III, adjacent to Rego Park II
Queens, New York	3.4	-	-	-	-	-
		2,179,000

(1)		Represents the cash basis weighted average rent per square foot, which includes periodic step-ups in rent. For a discussion of our leasing activity, see
Item 7 - Overview - Leasing Activity, Square Footage and Occupancy.

ITEM 2.        PROPERTIES – continued

Operating Properties

731 Lexington Avenue

731 Lexington Avenue, a 1,307,000 square foot multi-use building, comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York, and is situated in the heart of one of Manhattan’s busiest business and shopping districts, with convenient access to several subway and bus lines. The property is located across the street from Bloomingdale’s flagship store and only a few blocks away from Fifth Avenue and 57th Street.  The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants.

The office and retail spaces are encumbered by first mortgage loans with balances of $327,425,000 and $320,000,000, respectively, as of December 31, 2012.  These loans bear interest at 5.33% and 4.93% and mature in February 2014 and July 2015, respectively.

Rego Park I

Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens, New York, is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls.  The center contains a parking deck (1,265 spaces) that provides for paid parking.

The center is encumbered by a 100% cash collateralized loan with a balance of $78,246,000 as of December 31, 2012.  The loan bears interest at 0.50%, is prepayable at any time without penalty and matures in March 2013.

Rego Park II

Rego Park II, a 610,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens, New York, is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado.  The center contains a parking deck (1,315 spaces) that provides for paid parking.

This center is encumbered by a first mortgage loan with a balance of $272,245,000 as of December 31, 2012.  The loan bears interest at LIBOR plus 1.85% (2.06% at December 31, 2012) and matures in November 2018.

ITEM 2.        PROPERTIES – continued

Paramus

We own 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey.  The property is located directly across from the Garden State Plaza regional shopping mall and is within two miles of three other regional shopping malls and ten miles of New York City.  This land is leased to IKEA Property, Inc.  The lease has a 40-year term expiring in 2041, with a purchase option in 2021 for $75,000,000.  The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures in October 2018.  The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan.  If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a net gain on the sale of the land of approximately $60,000,000.  If the purchase option is not exercised, the triple-net rent for the last 20 years must include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Flushing

Flushing is located on Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens, New York.  Roosevelt Avenue and Main Street are active shopping districts and there are many national retailers located in the area.  A subway entrance is located directly in front of the property with bus service across the street.  The property comprises a four-floor building containing 167,000 square feet and a parking garage, which is sub-leased to New World Mall LLC for the remainder of our ground lease term, which expires in 2027 and has one 10-year extension option.

In 2002 Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000. Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases. In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo's Purchase of the Property from us and sought $50,000,000 in damages from our tenant, who sought indemnification from us for such amount. In August 2012, the Court entered judgment denying Expo's claim for damages. Expo filed a motion to re-argue the decision, which the Court denied on December 7, 2012.  Expo has appealed the Court’s original decision.  We believe, after consultation with counsel, that the amount or range of reasonably possible losses, if any, cannot be estimated.

Properties to be Developed
Rego Park II Apartment Tower

We are currently evaluating plans to construct an apartment tower containing approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center.  The funding required for the proposed development will be approximately $100,000,000 to $120,000,000.  There can be no assurance that the project will commence, or if commenced, be completed on schedule or within budget.

Rego Park III

We own approximately 3.4 acres of land adjacent to the Rego Park II shopping center in Queens, New York, which comprises a one‑quarter square block and is located at the intersection of Junction Boulevard and the Horace Harding Service Road.  The land is currently being used for public paid parking and while the current plans for the development of this parcel are preliminary, it may include up to 80,000 square feet of retail space.  Final plans and budgeted costs for this project have not been finalized.  There can be no assurance that this project will commence.

ITEM 2.        PROPERTIES – continued

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”).  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by FNSIC.

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

For a discussion of the litigation concerning our Flushing, New York property, see “Item 2.  Properties – Operating Properties – Flushing.”

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

		Year Ended December 31,
		2012				2011
	Quarter	High	Low	Dividends		High	Low	Dividends
	First	$411.97	$350.60	$3.75		$419.93	$363.96	$3.00
	Second	431.11	361.00	3.75		454.00	373.48	3.00
	Third	458.07	422.86	3.75		445.80	350.25	3.00
	Fourth	461.26	329.90	125.75	(1)	456.73	333.00	3.00
______________________
(1)	Comprised of a regular quarterly dividend of $3.75 per share and a special long-term capital gain dividend of $122.00 per share.

On January 16, 2013, we adjusted our regular quarterly dividend to $2.75 per share (a new indicated annual rate of $11.00 per share).  The regular quarterly dividend was adjusted to reflect the sale of the Kings Plaza Regional Shopping Center in November 2012, which resulted in a special long-term capital gain dividend of $122.00 per share.  As of January 31, 2013, there were approximately 328 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2012, we did not sell any unregistered securities.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

During 2012, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2007 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2007	2008	2009	2010	2011	2012
Alexander’s	$100	$75	$88	$122	$113	$143
S&P 500 Index	100	63	80	92	94	109
The NAREIT All Equity Index	100	62	80	102	110	132

ITEM 6.     selected financial data

The following table sets forth selected financial and operating data.  As a result of the sale of the Kings Plaza Regional Shopping Center, certain prior year balances have been reclassified in order to conform to current year presentation.  This data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.  This data may not be comparable to, or indicative of, future operating results.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2012	2011	2010	2009	2008

Total revenues	$191,312	$185,246	$174,206	$159,694	$147,004

Income from continuing operations(1)	$50,041	$54,831	$49,159	$118,697	$64,464
Income from discontinued operations(2)	624,952	26,215	18,286	14,244	11,831
Net income	674,993	81,046	67,445	132,941	76,295
Net income attributable to the noncontrolling interest	(606)	(1,623)	(1,016)	(751)	(7)
Net income attributable to Alexander’s	$674,387	$79,423	$66,429	$132,190	$76,288

Income per common share:
Income from continuing operations – basic	$9.80	$10.74	$9.63	$23.26	$12.72
Income from continuing operations – diluted	9.80	10.74	9.63	23.25	12.64
Net income per common share – basic	132.04	15.55	13.01	25.90	15.05
Net income per common share – diluted	132.04	15.55	13.01	25.89	14.96

Dividends per common share(3)	$137.00	$12.00	$7.50	$-	$7.00

Balance sheet data:
Total assets	$1,481,810	$1,771,307	$1,679,300	$1,703,769	$1,603,568
Real estate, at cost	911,792	906,907	897,312	879,833	823,716
Accumulated depreciation and amortization	160,826	136,460	112,765	91,247	76,139
Mortgages payable	1,065,916	1,080,932	1,095,197	1,095,646	1,021,718
Total equity	332,153	363,245	343,776	314,626	180,751

(1)	Includes reversals of stock appreciation rights ("SARs") compensation expense of $34,275 and $20,254 in 2009 and 2008, respectively, and reversals of a portion of the liability for income taxes of $2,561, $5,113, and $42,472 in 2011, 2010 and 2009, respectively.
(2)	2012 includes a $599,628 gain on sale of real estate.
(3)

2012 includes a special long-term capital gain dividend of $122.00 per share. We began paying a regular quarterly dividend in the second quarter of 2010. We also paid a special dividend of $7.00 per share in 2008.

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

Kings Plaza Regional Shopping Center

On November 28, 2012, we completed the sale of the Kings Plaza Regional Shopping Center (“Kings Plaza”) located in Brooklyn, New York, to The Macerich Company (NYSE: MAC) (“Macerich”), for $751,000,000.  Net proceeds from the sale, after repaying the existing loan and closing costs, were $479,000,000, of which $30,000,000 was in Macerich common shares.  The financial statement gain was $601,976,000, of which $599,628,000 was recognized in the fourth quarter and the remaining $2,348,000 was deferred and will be recognized upon the disposition of the Macerich common shares.  Prior to the sale, in November 2012, we acquired the remaining 75% interest in our consolidated subsidiary, the Kings Plaza energy plant joint venture (which was sold with Kings Plaza), for $7,800,000 in cash.

Special Dividend

On November 30, 2012, our Board of Directors declared a special long-term capital gain dividend of $122.00 per share, or $623,178,000 in the aggregate, to distribute the tax gain resulting from the sale of Kings Plaza.

Year Ended December 31, 2012 Financial Results Summary

Net income attributable to common stockholders for the year ended December 31, 2012 was $674,387,000, or $132.04 per diluted share, compared to $79,423,000, or $15.55 per diluted share for the year ended December 31, 2011.  The year ended December 31, 2012 includes $599,628,000, or $117.40 per diluted share for the net gain on sale of Kings Plaza.  Net income from continuing operations was $50,041,000, or $9.80 per diluted share for the year ended December 31, 2012, compared to $54,831,000, or $10.74 per diluted share for the year ended December 31, 2011.

Funds from operations attributable to common stockholders (“FFO”) for the year ended December 31, 2012 was $107,616,000, or $21.07 per diluted share, compared to $112,894,000, or $22.11 per diluted share for the prior year.  FFO from continuing operations was $78,680,000, or $15.40 per diluted share for the year ended December 31, 2012, compared to $82,747,000, or $16.21 per diluted share for the prior year.

Quarter Ended December 31, 2012 Financial Results Summary

Net income attributable to common stockholders for the quarter ended December 31, 2012 was $617,157,000, or $120.82 per diluted share, compared to $20,634,000, or $4.04 per diluted share for the quarter ended December 31, 2011.  The quarter ended December 31, 2012 includes $599,628,000, or $117.39 per diluted share for the net gain on sale of Kings Plaza.  Net income from continuing operations was $12,033,000, or $2.36 per diluted share for the quarter ended December 31, 2012, compared to $13,318,000, or $2.61 per diluted share for the quarter ended December 31, 2011.

FFO for the quarter ended December 31, 2012 was $24,723,000, or $4.84 per diluted share, compared to $29,145,000, or $5.71 per diluted share for the prior year’s quarter.  FFO from continuing operations was $19,227,000, or $3.76 per diluted share for the quarter ended December 31, 2012, compared to $20,429,000, or $4.00 per diluted share for the prior year’s quarter.

Overview – continued

Leasing Activity, Square Footage and Occupancy

As of December 31, 2012 and 2011, our portfolio was comprised of six properties aggregating 2,179,000 square feet that had occupancy rates of 99.1% and 98.7%, respectively.

In the year ended December 31, 2012, we leased 9,799 square feet that was placed into service at our Rego Park II shopping center, at an initial rent of $70.00 per square foot for a 21-year lease term.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $86,468,000, $84,526,000 and $83,137,000, or 45%, 46% and 48% of our total revenues in the years ended December 31, 2012, 2011 and 2010, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our financial condition and results of operations.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

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

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  The adoption of this update on January 1, 2012, resulted in the presentation of comprehensive income as a separate financial statement.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2012 and 2011, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $750,966,000 and $770,447,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.  The capitalization period begins when development activities are underway and ends when the project is substantially complete.  General and administrative costs are expensed as incurred.

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

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($2,219,000 and $1,039,000 as of December 31, 2012 and 2011, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  If we fail to distribute the required amount of income to our stockholders, or fail to meet other REIT requirements, we may fail to qualify as a REIT, which may result in substantial adverse tax consequences.

Results of Operations – Year Ended December 31, 2012 compared to December 31, 2011

Property Rentals

Property rentals were $134,847,000 in the year ended December 31, 2012, compared to $133,682,000 in the prior year, an increase of $1,165,000.

Expense Reimbursements

Tenant expense reimbursements were $56,465,000 in the year ended December 31, 2012, compared to $51,564,000 in the prior year, an increase of $4,901,000. This increase was primarily due to higher real estate taxes and reimbursable operating expenses.

Operating Expenses

Operating expenses were $61,755,000 in the year ended December 31, 2012, compared to $55,481,000 in the prior year, an increase of $6,274,000.  This increase was primarily comprised of higher (i) real estate taxes of $4,395,000, (ii) reimbursable operating expenses of $622,000 and (iii) bad debt expense of $1,041,000.

Depreciation and Amortization

Depreciation and amortization was $28,815,000 in the year ended December 31, 2012, compared to $28,083,000 in the prior year, an increase of $732,000.

General and Administrative Expenses

General and administrative expenses were $5,162,000 in the year ended December 31, 2012, compared to $3,996,000 in the prior year, an increase of $1,166,000.  This increase was primarily due to an $807,000 reversal of a portion of the litigation loss accrual at our Flushing property in the prior year.

Interest and Other Income, net

Interest and other income, net was $177,000 in the year ended December 31, 2012, compared to $1,001,000 in the prior year, a decrease of $824,000.  This decrease was primarily due to $740,000 of income in the prior year resulting from the collection of prior period real estate tax billings.

Interest and Debt Expense

Interest and debt expense was $45,652,000 in the year ended December 31, 2012, compared to $43,898,000 in the prior year, an increase of $1,754,000.  This increase was primarily due to a $2,561,000 reversal of previously recognized interest expense related to our income tax liability in the prior year, due to the expiration of the applicable statute of limitations, partially offset by savings of $621,000 from lower average debt balances.

Results of Operations – Year Ended December 31, 2012 compared to December 31 2011 - continued

Income Tax (Expense) Benefit

In the year ended December 31, 2012, we had income tax expense of $64,000, compared to a $42,000 income tax benefit in the prior year, an increase in expense of $106,000.  This increase resulted from a true-up of our estimated income tax liability in the prior year.

Income from Discontinued Operations

Income from discontinued operations was $624,952,000 in the year ended December 31, 2012, compared to $26,215,000 in the prior year, an increase of $598,737,000.  The increase resulted primarily from a $599,628,000 net gain on sale of the Kings Plaza Regional Shopping Center on November 28, 2012.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $606,000 in the year ended December 31, 2012, compared to $1,623,000 in the prior year, a decrease of $1,017,000.  This decrease was primarily due to our Kings Plaza energy plant venture partner’s 75% pro-rata share of a true-up in straight-line rental income in the prior year.  The Kings Plaza energy plant was sold together with the Kings Plaza Regional Shopping Center in November 2012.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010

Property Rentals

Property rentals were $133,682,000 in the year ended December 31, 2011, compared to $127,240,000 in the year ended December 31, 2010, an increase of $6,442,000.  This increase was primarily attributable to the lease-up of space at our Rego Park I and Rego Park II properties.

Expense Reimbursements

Tenant expense reimbursements were $51,564,000 in the year ended December 31, 2011, compared to $46,966,000 in the year ended December 31, 2010, an increase of $4,598,000.  This increase was primarily due to higher real estate taxes and reimbursable operating expenses, and attributable to tenants at our Rego Park II property whose space was placed into service during 2010.

Operating Expenses

Operating expenses were $55,481,000 in the year ended December 31, 2011, compared to $50,153,000 in the year ended December 31, 2010, an increase of $5,328,000.  This increase was comprised of higher real estate taxes and reimbursable operating expenses of $3,719,000 and an increase in bad debt expense and other non-reimbursable expenses of $1,609,000.

Depreciation and Amortization

Depreciation and amortization was $28,083,000 in the year ended December 31, 2011, compared to $25,688,000 in the year ended December 31, 2010, an increase of $2,395,000.  This increase resulted primarily from depreciation on the portion of Rego Park II placed into service during 2010.

General and Administrative Expenses

General and administrative expenses were $3,996,000 in the year ended December 31, 2011, compared to $7,374,000 in the year ended December 31, 2010, a decrease of $3,378,000.  This decrease was primarily due to a $3,135,000 litigation loss accrual in 2010 related to our Flushing property, of which $807,000 was reversed in 2011 in connection with the litigation’s settlement, partially offset by $405,000 of higher compensation to our Board of Directors in 2011, of which $300,000 represents the fair value of a deferred stock unit grant.

Interest and Other Income, net

Interest and other income, net was $1,001,000 in the year ended December 31, 2011, compared to $799,000 in the year ended December 31, 2010, an increase of $202,000.  This increase was primarily due to $740,000 of income from the collection of prior period real estate tax billings, partially offset by $479,000 from lower average yields on investments.

Interest and Debt Expense

Interest and debt expense was $43,898,000 in the year ended December 31, 2011, compared to $45,455,000 in the year ended December 31, 2010, a decrease of $1,557,000.  This decrease was primarily due to $850,000 of interest related to our income tax liability, resulting primarily from a higher reversal of previously recognized interest expense in 2011 as compared to 2010 and $647,000 of lower amortization of debt issuance costs resulting from the refinancing of our Rego Park II property.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

Income Tax Benefit

In the year ended December 31, 2011, we had a $42,000 income tax benefit, compared to a $2,824,000 income tax benefit in the year ended December 31, 2010.  The income tax benefit in 2011 resulted from a true-up of the income tax liability accrued during 2010.  The income tax benefit in 2010 resulted primarily from the reversal of a portion of the income tax liability due to the expiration of the applicable statute of limitations.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $1,623,000 in the year ended December 31, 2011, compared to $1,016,000 in the year ended December 31, 2010, an increase of $607,000.  This increase was primarily due to our Kings Plaza energy plant venture partner’s 75% pro-rata share of a true-up in straight-line rental income during 2011.

Related Party Transactions

Vornado

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2012, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.1% they indirectly own through Vornado.  Michael D. Fascitelli, our President and a member of our Board of Directors, is the President, Chief Executive Officer and a member of the Board of Trustees of Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

At December 31, 2012, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 3 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.

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

Dividends

On January 16, 2013, we adjusted our regular quarterly dividend to $2.75 per share (a new indicated annual rate of $11.00 per share).  The regular quarterly dividend was adjusted to reflect the sale of the Kings Plaza Regional Shopping Center in November 2012, which resulted in a special long-term capital gain dividend of $122.00 per share.  The new dividend, if continued for all of 2013, would require us to pay out approximately $56,190,000.

Rego Park II Apartment Tower

We are currently evaluating plans to construct an apartment tower containing approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center.  The funding required for the proposed development will be approximately $100,000,000 to $120,000,000.  There can be no assurance that the project will commence, or if commenced, be completed on schedule or within budget.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of December 31, 2012.

		Interest
(Amounts in thousands)	Balance	Rate	Maturity
Rego Park I(1)	$78,246	0.50%	Mar. 2013
Lexington Office	327,425	5.33%	Feb. 2014
Lexington Retail(2)	320,000	4.93%	Jul. 2015
Paramus	68,000	2.90%	Oct. 2018
Rego Park II(3)	272,245	2.06%	Nov. 2018
	$1,065,916
_________________________________________
(1) This loan is 100% cash collateralized.
(2) In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(3) This loan bears interest at LIBOR plus 1.85%.

Below is a summary of our contractual obligations and commitments as of December 31, 2012.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations (principal and interest(1)):
Long-term debt obligations	$1,170,784	$135,075	$682,320	$22,366	$331,023
Operating lease obligations	10,858	700	1,400	1,492	7,266
Purchase obligations (primarily construction
commitments)	1,161	1,161	-	-	-
Other obligations (primarily due to Vornado)	52,665	4,000	8,000	8,000	32,665
	$1,235,468	$140,936	$691,720	$31,858	$370,954

Commitments:
Standby letters of credit	$4,058	$4,058	$-	$-	$-

(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2012.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”).  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by FNSIC.

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

Flushing Property

In 2002 Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000. Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases. In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo's Purchase of the Property from us and sought $50,000,000 in damages from our tenant, who sought indemnification from us for such amount. In August 2012, the Court entered judgment denying Expo's claim for damages.  Expo filed a motion to re-argue the decision, which the Court denied on December 7, 2012.  Expo and has appealed the Court’s original decision.  We believe, after consultation with counsel, that the amount or range of reasonably possible losses, if any, cannot be estimated.

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures in October 2018. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Other

There are various legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

Liquidity and Capital Resources – continued

Cash Flows

Cash and cash equivalents were $353,396,000 at December 31, 2012, compared to $506,619,000 at December 31, 2011, a decrease of $153,223,000.  This decrease resulted from $973,007,000 of net cash used in financing activities, partially offset by $710,077,000 of net cash provided by investing activities and $109,707,000 of net cash provided by operating activities. Our consolidated outstanding debt was $1,065,916,000 at December 31, 2012, a $15,016,000 decrease from the balance at December 31, 2011.

Year Ended December 31, 2012

Net cash provided by operating activities was $109,707,000, of which $34,896,000 was related to discontinued operations.  Net cash provided by operating activities was comprised of net income of $674,993,000 and $2,154,000 for the net change in operating assets and liabilities, partially offset by $567,440,000 of adjustments for non-cash items.  The adjustments for non-cash items were primarily comprised of a net gain on the sale of real estate of $599,628,000 and straight-lining of rental income of $4,475,000, partially offset by depreciation and amortization of $36,363,000.

Net cash provided by investing activities of $710,077,000 was comprised of (i) net proceeds from the sale of real estate of $714,054,000 (excluding $30,000,000 of stock consideration) and (ii) proceeds from maturing short-term investments of $5,000,000, partially offset by (iii) $7,351,000 of real estate additions, primarily related to our Rego Park II property, and (iv) an increase in restricted cash of $1,626,000.

Net cash used in financing activities of $973,007,000 was primarily comprised of (i) dividends paid on common stock of $699,791,000, which included a special dividend of $623,178,000 to distribute the tax gain on the sale of Kings Plaza, (ii) repayment of the Kings Plaza debt of $250,000,000 upon the sale of the property, (iii) repayments of borrowings of $15,016,000 and (iv) a payment of $7,800,000 to acquire the noncontrolling interest in the Kings Plaza energy plant joint venture, which was sold with the mall.

Year Ended December 31, 2011

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

Liquidity and Capital Resources – continued

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

FFO attributable to common stockholders for the year ended December 31, 2012 was $107,616,000, or $21.07 per diluted share, compared to $112,894,000, or $22.11 per diluted share for the year ended December 31, 2011.  FFO from continuing operations was $78,680,000, or $15.40 per diluted share for the year ended December 31, 2012, compared to $82,747,000, or $16.21 per diluted share for the prior year.

FFO attributable to common stockholders for the quarter ended December 31, 2012 was $24,723,000, or $4.84 per diluted share, compared to $29,145,000, or $5.71 per diluted share for the quarter ended December 31, 2011.  FFO from continuing operations was $19,227,000, or $3.76 per diluted share for the quarter ended December 31, 2012, compared to $20,429,000, or $4.00 per diluted share for the prior year’s quarter.

The following table reconciles our net income to FFO:

	For the Year Ended		For the Quarter Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2012	2011	2012	2011
Net income attributable to Alexander’s	$674,387	$79,423	$617,157	$20,634
Net gain on sale of real estate	(599,628)	-	(599,628)	-
Depreciation and amortization of real property	32,857	33,471	7,194	8,511
FFO attributable to common stockholders	$107,616	$112,894	$24,723	$29,145

FFO attributable to common stockholders per diluted share	$21.07	$22.11	$4.84	$5.71

Weighted average shares used in computing diluted FFO per share	5,107,610	5,106,568	5,108,016	5,106,984

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2012			2011
		Weighted	Effect of 1%		Weighted
	December 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable (including $45,803 and $40,728,
respectively, due to Vornado)	$318,048	2.07%	$3,180	$315,524	2.10%
Fixed Rate	793,671	4.48%	-	806,136	4.52%
	$1,111,719		$3,180	$1,121,660

Total effect on diluted earnings per share			$0.62

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of December 31, 2012 and 2011, the estimated fair value of our consolidated debt was $1,143,000,000.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Index to Consolidated Financial Statements	Number

Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets at December 31, 2012 and 2011	41

Consolidated Statements of Income for the
Years Ended December 31, 2012, 2011 and 2010	42

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2012, 2011 and 2010	43

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2012, 2011 and 2010	44

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2012, 2011 and 2010	45

Notes to Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander’s, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company completed the sale of Kings Plaza Regional Shopping Center on November 28, 2012. The gain on sale and results prior to the sale are included in income from discontinued operations in the accompanying financial statements. The accompanying 2011 and 2010 financial statements have been retrospectively adjusted for discontinued operations.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income in 2012.  The Company has presented net income and other comprehensive income in two separate but consecutive statements for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 26, 2013

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2012	2011
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	864,609	860,833
Development and construction in progress	2,212	1,103
Total	911,792	906,907
Accumulated depreciation and amortization	(160,826)	(136,460)
Real estate, net	750,966	770,447
Cash and cash equivalents	353,396	506,619
Restricted cash	90,395	88,769
Short-term investments	-	5,000
Marketable securities	31,206	-
Tenant and other receivables, net of allowance for doubtful accounts of $2,219 and $1,039, respectively	1,953	2,552
Receivable arising from the straight-lining of rents	173,694	169,536
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$39,910 and $42,678, respectively	54,461	58,244
Deferred debt issuance costs, net of accumulated amortization of $16,834 and $14,638, respectively	5,522	7,470
Assets related to discontinued operations	-	137,418
Other assets	20,217	25,252
	$1,481,810	$1,771,307

LIABILITIES AND EQUITY
Mortgages payable	$1,065,916	$1,080,932
Amounts due to Vornado	46,445	41,340
Accounts payable and accrued expenses	33,621	34,577
Liabilities related to discontinued operations	-	250,000
Other liabilities, including $2,348 of deferred income from the sale of Kings Plaza in 2012	3,675	1,213
Total liabilities	1,149,657	1,408,062

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued 5,173,450 shares;
outstanding, 5,105,936 shares	5,173	5,173
Additional capital	29,352	31,801
Retained earnings	296,797	322,201
Accumulated other comprehensive income	1,206	-
	332,528	359,175
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total Alexander’s equity	332,153	358,800
Noncontrolling interest in consolidated subsidiary	-	4,445
Total equity	332,153	363,245
	$1,481,810	$1,771,307

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
REVENUES
Property rentals	$134,847	$133,682	$127,240
Expense reimbursements	56,465	51,564	46,966
Total revenues	191,312	185,246	174,206

EXPENSES
Operating, including fees to Vornado of $4,318, $3,687, and $3,665, respectively	61,755	55,481	50,153
Depreciation and amortization	28,815	28,083	25,688
General and administrative, including management fees to Vornado of $2,160
in each year	5,162	3,996	7,374
Total expenses	95,732	87,560	83,215

OPERATING INCOME	95,580	97,686	90,991

Interest and other income, net	177	1,001	799
Interest and debt expense	(45,652)	(43,898)	(45,455)
Income before income taxes	50,105	54,789	46,335
Income tax (expense) benefit	(64)	42	2,824
Income from continuing operations	50,041	54,831	49,159
Income from discontinued operations, including a $599,628 net gain on sale of real
estate in 2012	624,952	26,215	18,286
Net income	674,993	81,046	67,445
Net income attributable to the noncontrolling interest	(606)	(1,623)	(1,016)
Net income attributable to Alexander’s	$674,387	$79,423	$66,429

Income per common share - basic and diluted:
Income from continuing operations	$9.80	$10.74	$9.63
Income from discontinued operations, net	122.24	4.81	3.38
Net income per common share	$132.04	$15.55	$13.01
Weighted average shares outstanding	5,107,610	5,106,568	5,105,936

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$674,993	$81,046	$67,445
Other comprehensive income:
Change in unrealized net gain on securities available-for-sale	1,206	-	-
Comprehensive income	676,199	81,046	67,445
Less:
Comprehensive income attributable to the noncontrolling interest	(606)	(1,623)	(1,016)
Comprehensive income attributable to Alexander's	$675,593	$79,423	$66,429

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated
					Other			Non-
	Common Stock		Additional	Retained	Comprehensive	Treasury	Alexander’s	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity	Interest	Equity
Balance, December 31, 2009	5,173	$5,173	$31,501	$275,921	$-	$(375)	$312,220	$2,406	$314,626
Net income	-	-	-	66,429	-	-	66,429	1,016	67,445
Dividends paid	-	-	-	(38,295)	-	-	(38,295)	-	(38,295)
Balance, December 31, 2010	5,173	5,173	31,501	304,055	-	(375)	340,354	3,422	343,776
Net income	-	-	-	79,423	-	-	79,423	1,623	81,046
Dividends paid	-	-	-	(61,277)	-	-	(61,277)	-	(61,277)
Distributions	-	-	-	-	-	-	-	(600)	(600)
Deferred stock unit grant	-	-	300	-	-	-	300	-	300
Balance, December 31, 2011	5,173	5,173	31,801	322,201	-	(375)	358,800	4,445	363,245
Net income	-	-	-	674,387	-	-	674,387	606	674,993
Dividends paid, including a special
dividend of $623,178	-	-	-	(699,791)	-	-	(699,791)	-	(699,791)
Acquisition of the noncontrolling
interest	-	-	(2,749)	-	-	-	(2,749)	(5,051)	(7,800)
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	1,206	-	1,206	-	1,206
Deferred stock unit grant	-	-	300	-	-	-	300	-	300
Balance, December 31, 2012	5,173	$5,173	$29,352	$296,797	$1,206	$(375)	$332,153	$-	$332,153

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$674,993	$81,046	$67,445
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of real estate	(599,628)	-	-
Depreciation and amortization, including amortization of debt issuance costs	36,363	37,086	34,849
Straight-lining of rental income	(4,475)	(12,609)	(15,182)
Stock-based compensation expense	300	300	-
Reversal of income tax liability	-	(2,561)	(5,113)
Other non-cash adjustments	-	-	1,238
Change in operating assets and liabilities:
Tenant and other receivables, net	234	1,672	(2,065)
Other assets	4,318	(5,484)	(6,068)
Amounts due to Vornado	(2,405)	(2,445)	(12,881)
Accounts payable and accrued expenses	(107)	(4,547)	13,273
Income tax liability of taxable REIT subsidiary	29	87	704
Other liabilities	85	(31)	(178)
Net cash provided by operating activities	109,707	92,514	76,022

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	714,054	-	-
Construction in progress and real estate additions	(7,351)	(14,415)	(42,310)
Proceeds from maturing short-term investments	5,000	23,000	40,000
Restricted cash	(1,626)	(3,202)	5,917
Purchases of short-term investments	-	(5,000)	(23,000)
Net cash provided by (used in) investing activities	710,077	383	(19,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid, including a special dividend of $623,178, or $122.00 per share in 2012	(699,791)	(61,277)	(38,295)
Debt repayments	(265,016)	(508,479)	(68,619)
Acquisition of the noncontrolling interest	(7,800)	-	-
Debt issuance costs	(400)	(6,142)	(57)
Proceeds from borrowing	-	593,000	34,828
Distributions to the noncontrolling interest	-	(600)	-
Net cash (used in) provided by financing activities	(973,007)	16,502	(72,143)

Net (decrease) increase in cash and cash equivalents	(153,223)	109,399	(15,514)
Cash and cash equivalents at beginning of year	506,619	397,220	412,734
Cash and cash equivalents at end of year	$353,396	$506,619	$397,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, of which $1,269 was capitalized in 2010	$47,932	$53,343	$52,889

NON-CASH TRANSACTIONS
Marketable securities received in connection with the sale of real estate	$30,000	$-	$-
Commission payable to Vornado incurred in connection with the sale of real estate	7,510	-	-
Change in unrealized net gain on securities available-for-sale	1,206	-	-
Write-off of fully amortized and/or depreciated assets	648	6,799	-
Non-cash additions to real estate included in accounts payable and accrued expenses	221	3,052	-

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

We have six properties in the greater New York City metropolitan area consisting of:

Operating properties

•         731 Lexington Avenue, a 1,307,000 square foot multi-use building, comprising the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 885,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants;

•         Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

•         Rego Park II, a 610,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado;

•         Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA Property, Inc.; and

•         Flushing, a 167,000 square foot building, located at Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Properties to be developed

•         Rego Park II Apartment Tower; we are considering a proposed development containing approximately 300 units aggregating 250,000 square feet, to be constructed above our Rego Park II shopping center.  The funding required for the proposed development will be approximately $100,000,000 to $120,000,000.  There can be no assurance that the project will commence, or if commenced, be completed on schedule or within budget.

•         Rego Park III, a 3.4 acre land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

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

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  The adoption of this update on January 1, 2012, resulted in the presentation of comprehensive income as a separate financial statement.

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.  The capitalization period begins when development activities are underway and ends when the project is substantially complete.  General and administrative costs are expensed as incurred.  Depreciation is provided on a straight-line basis over estimated useful lives, which range from 5 to 40 years.  Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value, due to their short-term maturities.  The majority of our cash and cash equivalents consist of (i) deposits at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit, (ii) money market funds, which invest in obligations of the United States government and (iii) certificates of deposit placed through an account registry service (“CDARS”).  To date we have not experienced any losses on our invested cash.

Short-term Investments –  Short-term investments consist of CDARS with original maturities greater than three but less than six months.  These investments are FDIC insured and classified as available-for-sale.

Restricted Cash –  Restricted cash primarily consists of cash held in a non-interest bearing escrow account in connection with our Rego Park I 100% cash collateralized mortgage, as well as security deposits and other cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Marketable Securities – Our marketable securities consist of common shares of The Macerich Company (NYSE: MAC) (“Macerich”), which are classified as available-for-sale.  Available-for-sale securities are presented at fair value on our consolidated balance sheet.  Unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income” and are recognized in earnings only upon the sale of the securities.  We evaluate our marketable securities for impairment at the end of each reporting period.  If investments have unrealized losses, we evaluate the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline.  In our evaluation, we consider our ability and intent to hold our investment for a reasonable period of time sufficient for us to recover our cost basis, as well as the near-term prospects for the investment in relation to the severity and duration of the decline.

Allowance for Doubtful Accounts – We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($2,219,000 and $1,039,000 as of December 31, 2012 and 2011, respectively) for the estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  If we fail to distribute the required amount of income to our stockholders, or fail to meet other REIT requirements, we may fail to qualify as a REIT, which may result in substantial adverse tax consequences.

The following table reconciles our net income to estimated taxable income for the years ended December 31, 2012, 2011 and 2010.

(Unaudited and in thousands)	Years Ended December 31,
	2012	2011	2010
Net income attributable to Alexander’s	$674,387	$79,423	$66,429
Additional tax gain on sale of the Kings Plaza Regional
Shopping Center	23,928	-	-
Straight-line rent adjustments	(4,475)	(12,609)	(15,182)
Depreciation and amortization timing differences	910	1,263	602
Interest expense	29	(2,425)	-
Reversal of liability for income taxes	-	-	(3,162)
Other	4,396	(3,429)	6,245
Taxable income before net operating loss ("NOL")	699,175	62,223	54,932
NOL carried forward	-	-	(16,939)
Estimated taxable income	$699,175	$62,223	$37,993

At December 31, 2012, the net basis of our assets and liabilities for tax purposes are approximately $184,806,000 lower than the amount reported for financial statement purposes.

Income Per Share – Basic income per share is computed based on weighted average shares of common stock (including deferred stock units) outstanding during the period.  Diluted income per share is computed based on the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common stock at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2012, 2011 and 2010.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS

Vornado

At December 31, 2012, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees of Vornado.  At December 31, 2012, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.1% they indirectly own through Vornado.  Michael D. Fascitelli, our President and a member of our Board of Directors, is the President, Chief Executive Officer and a member of the Board of Trustees of Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Vornado.

Management and Development Agreements

Effective December 1, 2012, as a result of the sale of the Kings Plaza Regional Shopping Center (“Kings Plaza”) (see Note 4 – Discontinued Operations), the management and development agreement with Vornado was amended.  Pursuant to the amended agreement, we pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $264,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at LIBOR plus 1% (2.13% at December 31, 2012).  As a result of the sale of Kings Plaza (see Note 4 – Discontinued Operations), we accrued a $7,510,000 sales commission payable to Vornado, which is responsible for the fee to a third-party broker.

Other Agreements

We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties, for an annual fee of the cost for such services plus 6%.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS – continued

The following is a summary of fees to Vornado under the agreements discussed above, which includes property management and leasing fees related to Kings Plaza of $2,261,000, $3,385,000 and $1,758,000 in the years ended December 31, 2012, 2011 and 2010, respectively.

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Company management fees	$2,983	$3,000	$3,000
Development fees	438	750	727
Leasing fees	2,217	4,472	4,267
Commission on sale of real estate	7,510	-	-
Property management fees and payments for cleaning, engineering
and security services	5,103	4,648	4,342
	$18,251	$12,870	$12,336

At December 31, 2012, we owed Vornado $45,803,000 for leasing fees (including the $7,510,000 Kings Plaza sales commission) and $642,000 for management, property management and cleaning fees.

4.     DISCONTINUED OPERATIONS

On November 28, 2012, we completed the sale of Kings Plaza located in Brooklyn, New York, to Macerich, for $751,000,000.  Net proceeds from the sale, after repaying the existing loan and closing costs, were $479,000,000, of which $30,000,000 was in Macerich common shares.  The financial statement gain was $601,976,000, of which $599,628,000 was recognized in the fourth quarter and the remaining $2,348,000 was deferred and will be recognized upon the disposition of the Macerich common shares.  Prior to the sale, in November 2012, we acquired the remaining 75% interest in our consolidated subsidiary, the Kings Plaza energy plant joint venture (which was sold with Kings Plaza), for $7,800,000 in cash.  Pursuant to Accounting Standards Codification (“ASC”) Topic 810, Consolidation, we have recorded the difference between the acquisition price and the carrying amount of the noncontrolling interest as a reduction of “additional capital” on our consolidated balance sheet.

On November 30, 2012, our Board of Directors declared a special long-term capital gain dividend of $122.00 per share, or $623,178,000 in the aggregate, to distribute the tax gain resulting from the sale of Kings Plaza.

In accordance with the provisions of ASC 360, Property, Plant and Equipment, we have reclassified the revenues and expenses of Kings Plaza to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations”, respectively, for all of the periods presented in the accompanying financial statements.  The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2012 and 2011 and their combined results of operations for the years ended December 31, 2012, 2011 and 2010.

	Assets Related to		Liabilities Related to
	Discontinued Operations as of		Discontinued Operations as of
	December 31,		December 31,
(Amounts in thousands)	2012	2011	2012	2011
Kings Plaza	$-	$137,418	$-	$250,000

		For the Year Ended December 31,
(Amounts in thousands)		2012	2011	2010
Total revenues		$61,836	$69,006	$67,144
Total expenses(1)		36,512	42,791	48,858
		25,324	26,215	18,286
Net gain on sale		599,628	-	-
Income from discontinued operations		$624,952	$26,215	$18,286
___________________
(1)	Includes fees to Vornado of $1,608, $1,801 and $1,517 for the years ended December 31, 2012, 2011 and 2010, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     MARKETABLE SECURITIES

As of December 31, 2012, we own 535,265 Macerich common shares, or approximately 0.39% of its outstanding common shares.  These shares were received as part of the consideration for the sale of Kings Plaza and have an economic basis of $56.05 per share, or $30,000,000 in the aggregate.  As of December 31, 2012, these shares have an aggregate fair value of $31,206,000, based on Macerich’s closing share price of $58.30 per share at December 31, 2012.  These shares are included in “marketable securities” on our consolidated balance sheet and are classified as available-for-sale.  Available-for-sale securities are presented at fair value.  Unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income” and are recognized in earnings only upon the sale of the securities.  Other comprehensive income includes a $1,206,000 unrealized gain for the year ended December 31, 2012.

6.    MORTGAGES PAYABLE

The following is a summary of outstanding mortgages payable.

		Interest Rate at	Balance at December 31,
(Amounts in thousands)	Maturity	December 31, 2012	2012	2011
First mortgages secured by:
Rego Park I shopping center (100% cash
collateralized)	Mar. 2013	0.50%	$78,246	$78,246
731 Lexington Avenue, office space	Feb. 2014	5.33%	327,425	339,890
731 Lexington Avenue, retail space(1)	Jul. 2015	4.93%	320,000	320,000
Paramus	Oct. 2018	2.90%	68,000	68,000
Rego Park II shopping center(2)	Nov. 2018	2.06%	272,245	274,796
			$1,065,916	$1,080,932
___________________
(1)		In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(2)		This loan bears interest at LIBOR plus 1.85%.

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $746,867,000 at December 31, 2012.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance to prepay them.  As of December 31, 2012, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2013	$94,203
2014	317,179
2015	323,193
2016	3,440
2017	3,707
Thereafter	324,194

We may refinance our maturing debt as it comes due or choose to repay it at maturity.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    STOCK-BASED COMPENSATION

Our Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors.  As of December 31, 2012, there were 2,080 DSUs outstanding and 892,920 shares were available for future grant.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.

DSUs

In May 2012, the Company granted each of the members of its Board of Directors, 129 DSUs with a grant date fair value of $37,500 per grant, or $300,000 in the aggregate.  The DSUs entitle the holder to receive shares of the Company’s common stock without the payment of any consideration.  The DSUs vested immediately and accordingly were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

8.    FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheet at December 31, 2012 consists of marketable securities and is presented in the table below, based on its level in the fair value hierarchy.  There were no financial assets measured at fair value at December 31, 2011 and no financial liabilities measured at fair value at December 31, 2012 and 2011.

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$31,206	$31,206	$-	$-

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    FAIR VALUE MEASUREMENTS - continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, short-term investments, mortgages payable and leasing commissions due to Vornado.  Cash equivalents and short-term investments are carried at cost, which approximates fair value, due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents (primarily money market funds) is classified as Level 1 and the fair value of short-term investments, mortgages payable and leasing commissions due to Vornado is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$289,054	$289,054	$35,000	$35,000
Short-term investments	-	-	5,000	5,000
	$289,054	$289,054	$40,000	$40,000

Liabilities:
Mortgages payable	$1,065,916	$1,097,000	$1,080,932	$1,102,000
Leasing commissions (included in Amounts due to Vornado)	45,803	46,000	40,728	41,000
	$1,111,719	$1,143,000	$1,121,660	$1,143,000

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    LEASES

As Lessor

We lease space to tenants in an office building and in retail centers.  The rental terms range from approximately 5 to 25 years.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales.

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2013	$125,249
2014	125,536
2015	125,642
2016	117,257
2017	118,500
Thereafter	1,124,840

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales.  For the years ended December 31, 2012, 2011, and 2010, these rents were $416,000, $427,000, and $418,000, respectively.

Bloomberg accounted for $86,468,000, $84,526,000 and $83,137,000, or 45%, 46% and 48% of our total revenues in the years ended December 31, 2012, 2011 and 2010, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our financial condition and results of operations.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

As Lessee

We are a tenant under a long-term ground lease at our Flushing property, which expires in 2027 and has one 10-year extension option.  Future lease payments under this operating lease, excluding the extension option, are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2013	$700
2014	700
2015	700
2016	700
2017	792
Thereafter	7,266

Rent expense was $746,000 in each of the years ended December 31, 2012, 2011 and 2010.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”).  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by FNSIC.

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

Flushing Property

In 2002 Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000. Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases. In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo's Purchase of the Property from us and sought $50,000,000 in damages from our tenant, who sought indemnification from us for such amount. In August 2012, the Court entered judgment denying Expo's claim for damages.  Expo filed a motion to re-argue the decision, which the Court denied on December 7, 2012.  Expo has appealed the Court’s original decision.  We believe, after consultation with counsel, that the amount or range of reasonably possible losses, if any, cannot be estimated.

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a 40-year term with a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures in October 2018. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $4,058,000 of standby letters of credit were issued and outstanding as of December 31, 2012.

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

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro-rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2012, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2012, 2011 and 2010 our subsidiaries contributed $196,000, $215,000 and $229,000, respectively, towards Multiemployer Pension Plans.  Of these amounts, $135,000, $140,000 and $149,000, in the years ended December 31, 2012, 2011 and 2010, respectively, represent contributions associated with continuing operations, which are included as a component of “operating” expenses on our consolidated statements of income.  Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2012, 2011 and 2010.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2012, 2011 and 2010 our subsidiaries contributed $734,000, $731,000 and $735,000, respectively, towards these plans.  Of these amounts, $484,000, $480,000 and $510,000 in the years ended December 31, 2012, 2011 and 2010, respectively, represent contributions associated with continuing operations, which are included as a component of “operating” expenses on our consolidated statements of income.

12.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including deferred stock  units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31,
(Amounts in thousands, except share and per share amounts)	2012	2011	2010
Income from continuing operations	$50,041	$54,831	$49,159
Income from discontinued operations, net of income attributable to
the noncontrolling interest	624,346	24,592	17,270
Net income attributable to common stockholders – basic and diluted	$674,387	$79,423	$66,429

Weighted average shares outstanding – basic and diluted	5,107,610	5,106,568	5,105,936

Income from continuing operations	$9.80	$10.74	$9.63
Income from discontinued operations, net	122.24	4.81	3.38
Net income per common share – basic and diluted	$132.04	$15.55	$13.01

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

			Net Income
			Attributable to		Net Income Per
			Common		Common Share(1)
	(Amounts in thousands, except per share amounts)	Revenues	Stockholders		Basic	Diluted
	2012
	December 31	$48,491	$617,157	(2)	$120.82	$120.82
	September 30	48,642	18,856		3.69	3.69
	June 30	46,878	18,892		3.70	3.70
	March 31	47,301	19,482		3.81	3.81

	2011
	December 31	$46,558	$20,634		$4.04	$4.04
	September 30	46,949	20,425		4.00	4.00
	June 30	45,377	20,157		3.95	3.95
	March 31	46,362	18,207		3.57	3.57
_______________________
(1)	The total for the year may differ from the sum of the quarters as a result of weighting.
(2)	Includes a $599,628 net gain on sale of real estate.

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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 61 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs relating to the Company’s sale of the Kings Plaza Regional Shopping Center and presentation of comprehensive income.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 26, 2013

ITEM 9b.  other information

None.

PART III

ITEM 10.   directors, executive officers and corporate governance

Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2012.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)

Steven Roth	71

Chairman of the Board of Directors since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust from May 1989 through May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Michael D. Fascitelli	56

President since August 2000; Director of the Company since December 1996; Chief Executive Officer of Vornado Realty Trust since May 2009 and President and Trustee since December 1996; Partner at Goldman Sachs & Co., in charge of its real estate practice, from December 1992 to December 1996; and, prior thereto, Vice President at Goldman Sachs & Co.

Joseph Macnow	67

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, regarding our equity compensation.

Number of securities
	(a)		remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	2,080	$-	892,920
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,080	$-	892,920

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

Pages in this
Annual Report
on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended
December 31, 2012, 2011 and 2010	66

Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2012, 2011 and 2010	67

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.     The following exhibits listed on the Exhibit Index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K.

Exhibit
No.
10.53

Contribution Agreement and Joint Escrow Instructions, dated as of October 21, 2012, by and between Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC and Kings Parking LLC, and Brooklyn Kings Plaza LLC

10.54	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp

12	Computation of Ratios

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 26, 2013	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors	February 26, 2013
	(Steven Roth)	(Principal Executive Officer)

By:	/s/Michael D. Fascitelli	President and Director	February 26, 2013
(Michael D. Fascitelli)

By:	/s/Joseph Macnow	Executive Vice President and	February 26, 2013
	(Joseph Macnow)	Chief Financial Officer
(Principal Financial and Accounting Officer)
February 26, 2013
By:	/s/Thomas R. DiBenedetto	Director
(Thomas R. DiBenedetto)
February 26, 2013
By:	/s/David Mandelbaum	Director
(David Mandelbaum)
February 26, 2013
By:	/s/Arthur Sonnenblick	Director
(Arthur Sonnenblick)
February 26, 2013
By:	/s/Neil Underberg	Director
(Neil Underberg)
February 26, 2013
By:	/s/Richard R. West	Director
(Richard R. West)
February 26, 2013
By:	/s/Russell B. Wight Jr.	Director
(Russell B. Wight Jr)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions:	Deductions:
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written Off	of Year

Allowance for doubtful accounts:
Year Ended December 31, 2012	$1,039	$1,304	$(124)	$2,219

Year Ended December 31, 2011	$1,047	$427	$(435)	$1,039

Year Ended December 31, 2010	$1,736	$(22)	$(667)	$1,047

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross Amount at Which
		Initial Cost to Company(1)			Carried at Close of Period							Depreciation
			Building,	Costs		Building,			Accumulated			in Latest
			Leaseholds	Capitalized		Leaseholds			Depreciation			Income
			and Leasehold	Subsequent		and Leasehold	Construction		and	Date of	Date	Statement
Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	In Progress	Total(2)	Amortization	Construction	Acquired(1)	is Computed
Commercial Property:
New York, NY
Rego Park I	$78,246	$1,647	$8,953	$47,568	$1,647	$56,400	$121	$58,168	$24,534	1959	1992	3-39 years
Rego Park II	272,245	3,127	1,467	380,854	3,127	382,041	280	385,448	31,612	2009	1992	3-40 years
Rego Park III	-	779	-	2,314	779	503	1,811	3,093	42	N/A	1992	5-15 years
Flushing	-	-	1,660	(107)	-	1,553	-	1,553	672	1975 (3)	1992	N/A
Lexington Avenue	647,425	14,432	12,355	424,822	27,497	424,112	-	451,609	103,966	2003	1992	9-39 years

Paramus, NJ	68,000	1,441	-	10,313	11,754	-	-	11,754	-	N/A	1992	N/A

Other Properties	-	167	1,804	(1,804)	167	-	-	167	-	N/A	1992	N/A
TOTAL	$1,065,916	$21,593	$26,239	$863,960	$44,971	$864,609	$2,212	$911,792	$160,826

__________________________
(1)	Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $184,806 lower than the amount reported for financial statement purposes.
(3)	Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

	December 31,
	2012	2011	2010
REAL ESTATE:
Balance at beginning of period	$906,907	$897,312	$879,833
Additions (deletions) during the period:
Land	-	-	-
Buildings and leasehold improvements	3,776	49,027	94,188
Development and construction in progress	1,109	(39,432)	(76,646)
	911,792	906,907	897,375
Less: Fully depreciated assets	-	-	(63)
Balance at end of period	$911,792	$906,907	$897,312

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$136,460	$112,765	$91,247
Additions charged to operating expenses	24,366	23,695	21,581
	160,826	136,460	112,828
Less: Fully depreciated assets	-	-	(63)
Balance at end of period	$160,826	$136,460	$112,765

EXHIBIT INDEX
Exhibit
No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	*

10.1		-

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

*

10.13		-

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

*
10.28	**	-

Form of Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.29	**	-

Form of Restricted Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.30	**	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*

10.31		-

Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.32		-

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

*

10.34		-

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

*
10.37		-

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

*

10.42	**	-	Alexander’s, Inc. 2006 Ominibus Stock Plan Deferred Stock Unit Agreement. Incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on June 2, 2011	*
10.43		-

Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.44		-

Loan and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Borrower, and the Lender. Incorporated herein by reference from Exhibit 10.50 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.45		-

Consolidated, Amended and Restated Promissory Note, dated November 30, 2011, by and between Rego II Borrower LLC, as Maker, and the Lender. Incorporated herein by reference from Exhibit 10.51 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.46		-

Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.47		-

Guarantee of Recourse Carveouts, dated November 30, 2011, by Alexander’s, Inc., as Guarantor, to and for the benefit of the Lender. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.48		-

Environmental Indemnity Agreement, dated November 30, 2011, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of the Lender. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.49		-

First Omnibus Loan Modification and Extension Agreement dated March 12, 2012 by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012

*

10.50		-

Mortgage Modification Agreement dated March 12, 2012 by and between Alexander’s Rego Shopping Center, Inc., as Mortgagor and U.S. Bank National Association, as Mortgagee. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012.

*

___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.51		-

First Amendment and Modification of Loan and Security Agreement and Other Loan Documents, dated as of June 20, 2012 by and between Rego II Borrower LLC as Borrower, and the Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 6, 2012

*

10.52		-

Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012

*

10.53		-

Contribution Agreement and Joint Escrow Instructions, dated as of October 21, 2012, by and between Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC and Kings Parking LLC, and Brooklyn Kings Plaza LLC

10.54		-	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp

12		-	Computation of Ratios

21		-	Subsidiaries of Registrant

23		-	Consent of Independent Registered Public Accounting Firm

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase
___________________
	*		Incorporated by reference.