Form 10-Q
period 2013-03-31
ALEXANDERS INC
filed 2013-05-06
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒ No

As of April 30, 2013, there were 5,105,936 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	March 31, 2013 and December 31, 2012	3

	Consolidated Statements of Income (Unaudited) for the
	Three Months Ended March 31, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three Months Ended March 31, 2013 and 2012	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Three Months Ended March 31, 2013 and 2012	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Three Months Ended March 31, 2013 and 2012	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Exhibit Index		25

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2013	2012
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	866,038	864,609
Development and construction in progress	2,432	2,212
Total	913,441	911,792
Accumulated depreciation and amortization	(166,940)	(160,826)
Real estate, net	746,501	750,966
Cash and cash equivalents	368,508	353,396
Restricted cash	89,476	90,395
Marketable securities	34,460	31,206
Tenant and other receivables, net of allowance for doubtful accounts of $2,294 and $2,219, respectively	2,377	1,953
Receivable arising from the straight-lining of rents	174,643	173,694
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$39,218 and $39,910, respectively	53,517	54,461
Deferred debt issuance costs, net of accumulated amortization of $17,410 and $16,834, respectively	5,018	5,522
Other assets	10,763	20,217
	$1,485,263	$1,481,810

LIABILITIES AND EQUITY
Mortgages payable	$1,061,953	$1,065,916
Amounts due to Vornado	45,623	46,445
Accounts payable and accrued expenses	38,491	33,621
Other liabilities	3,674	3,675
Total liabilities	1,149,741	1,149,657

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,105,936 shares	5,173	5,173
Additional capital	29,352	29,352
Retained earnings	296,912	296,797
Accumulated other comprehensive income	4,460	1,206
	335,897	332,528
Treasury stock: 67,514 shares, at cost	(375)	(375)
Total equity	335,522	332,153
	$1,485,263	$1,481,810

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2013	2012
REVENUES
Property rentals	$34,171	$33,773
Expense reimbursements	14,604	13,528
Total revenues	48,775	47,301

EXPENSES
Operating, including fees to Vornado of $982 and $1,032, respectively	15,554	14,541
Depreciation and amortization	7,223	7,183
General and administrative, including management fees to Vornado of
$595 and $540, respectively	1,073	1,106
Total expenses	23,850	22,830

OPERATING INCOME	24,925	24,471

Interest and other income, net	385	34
Interest and debt expense	(11,148)	(11,473)
Income from continuing operations	14,162	13,032
Income from discontinued operations	-	6,392
Net income	14,162	19,424
Net loss attributable to the noncontrolling interest	-	58
Net income attributable to Alexander’s	$14,162	$19,482

Income per common share – basic and diluted:
Income from continuing operations	$2.77	$2.55
Income from discontinued operations, net	-	1.26
Net income per common share	$2.77	$3.81
Weighted average shares outstanding	5,108,016	5,106,984

Dividends per common share	$2.75	$3.75

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income	$14,162	$19,424
Other comprehensive income:
Change in unrealized net gain on securities available-for-sale	3,254	-
Comprehensive income	17,416	19,424
Less:
Comprehensive loss attributable to the noncontrolling interest	-	58
Comprehensive income attributable to Alexander's	$17,416	$19,482

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other			Non-
	Common Stock		Additional	Retained	Comprehensive	Treasury	Alexander’s	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity	Interest	Equity
Balance, December 31, 2011	5,173	$5,173	$31,801	$322,201	$-	$(375)	$358,800	$4,445	$363,245
Net income (loss)	-	-	-	19,482	-	-	19,482	(58)	19,424
Dividends paid	-	-	-	(19,151)	-	-	(19,151)	-	(19,151)
Balance, March 31, 2012	5,173	$5,173	$31,801	$322,532	$-	$(375)	$359,131	$4,387	$363,518

Balance, December 31, 2012	5,173	$5,173	$29,352	$296,797	$1,206	$(375)	$332,153	$-	$332,153
Net income	-	-	-	14,162	-	-	14,162	-	14,162
Dividends paid	-	-	-	(14,047)	-	-	(14,047)	-	(14,047)
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	3,254	-	3,254	-	3,254
Balance, March 31, 2013	5,173	$5,173	$29,352	$296,912	$4,460	$(375)	$335,522	$-	$335,522

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012
Net income	$14,162	$19,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	7,821	9,505
Straight-lining of rental income	(949)	(1,469)
Change in operating assets and liabilities:
Tenant and other receivables, net	(424)	(677)
Other assets	9,277	10,481
Amounts due to Vornado	(822)	(655)
Accounts payable and accrued expenses	4,488	7,009
Other liabilities	(1)	-
Net cash provided by operating activities	33,552	43,618

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(1,267)	(2,709)
Restricted cash	919	968
Proceeds from maturing short-term investments	-	5,000
Net cash (used in) provided by investing activities	(348)	3,259

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(14,047)	(19,151)
Debt repayments	(3,963)	(3,698)
Debt issuance costs	(82)	(395)
Net cash used in financing activities	(18,092)	(23,244)

Net increase in cash and cash equivalents	15,112	23,633
Cash and cash equivalents at beginning of period	353,396	506,619
Cash and cash equivalents at end of period	$368,508	$530,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$10,472	$12,258

NON-CASH TRANSACTIONS
Change in unrealized net gain on securities available-for-sale	$3,254	$-
Non-cash additions to real estate included in accounts payable and accrued expenses	603	1,806
Write-off of fully amortized and depreciated assets	-	624

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

2.             Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

We currently operate in one business segment.

3.             Recently Issued Accounting Literature

In February 2013, the Financial Accounting Standards Board issued Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires additional disclosures regarding significant reclassifications out of each component of accumulated other comprehensive income, including the effect on the respective line items of net income for amounts that are required to be reclassified into net income in their entirety and cross-references to other disclosures providing additional information for amounts that are not required to be reclassified into net income in their entirety. The adoption of this update on January 1, 2013, did not have any impact on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Relationship with Vornado

At March 31, 2013, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $264,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.84% at March 31, 2013).

Other Agreements

We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties, for an annual fee equal to the cost of such services plus 6%.

The following is a summary of fees to Vornado under the various agreements discussed above, and includes $732,000 of property management and leasing fees in the three months ended March 31, 2012, related to the Kings Plaza Regional Shopping Center (“Kings Plaza”), which was sold in November 2012 (see Note 6 – Discontinued Operations).

	Three Months Ended
	March 31,
(Amounts in thousands)	2013	2012
Company management fees	$700	$750
Development fees	-	188
Leasing fees	386	623
Property management fees and payments for cleaning, engineering
and security services	877	1,267
	$1,963	$2,828

At March 31, 2013, we owed Vornado $45,189,000 for leasing fees and $434,000 for management, property management and cleaning fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Marketable Securities

As of March 31, 2013, we own 535,265 common shares of The Macerich Company (NYSE: MAC) (“Macerich”), which were received in connection with the sale of Kings Plaza to Macerich.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of March 31, 2013, these shares have a fair value of $34,460,000, based on Macerich’s closing share price of $64.38 per share.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value.  Unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”  The three months ended March 31, 2013 includes a $3,254,000 unrealized gain from the mark-to-market of these securities.

6.             Discontinued Operations

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, we have reclassified the revenues and expenses of Kings Plaza, which was sold in November 2012, to “income from discontinued operations” for all periods on our consolidated statements of income.  The table below sets forth the results of operations of Kings Plaza for the three months ended March 31, 2012.

	Three Months
	Ended March 31,
(Amounts in thousands)	2013	2012
Total revenues	$-	$16,359
Total expenses(1)	-	9,967
Income from discontinued operations	$-	$6,392
___________________
(1)	Includes $445 of fees to Vornado.

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $21,802,000 and $21,222,000, representing 45% of our total revenues in each of the three-month periods ended March 31, 2013 and 2012, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Mortgages Payable

The following is a summary of our outstanding mortgages payable.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

				Balance at
			Interest Rate at	March 31,	December 31,
(Amounts in thousands)		Maturity	March 31, 2013	2013	2012
First mortgages secured by:
	731 Lexington Avenue, office space	Feb. 2014	5.33%	$324,130	$327,425
	Rego Park I shopping center (100% cash
	collateralized)	Mar. 2015	0.40%	78,246	78,246
	731 Lexington Avenue, retail space(1)	Jul. 2015	4.93%	320,000	320,000
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(2)	Nov. 2018	2.05%	271,577	272,245
				$1,061,953	$1,065,916

(1)	In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(2)	This loan bears interest at LIBOR plus 1.85%.

9.             Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets at March 31, 2013 and December 31, 2012, consist solely of marketable securities, which is presented in the table below, based on its level in the fair value hierarchy.  There were no financial liabilities measured at fair value at March 31, 2013 and December 31, 2012.

	As of March 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$34,460	$34,460	$-	$-

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$31,206	$31,206	$-	$-

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.             Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, mortgages payable and leasing commissions due to Vornado.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents (primarily U.S. Treasury bills and money market funds) is classified as Level 1 and the fair value of mortgages payable and leasing commissions due to Vornado is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$328,678	$328,678	$289,054	$289,054

Liabilities:
Mortgages payable	$1,061,953	$1,106,000	$1,065,916	$1,097,000
Leasing commissions (included in Amounts due to Vornado)	45,189	45,000	45,803	46,000
	$1,107,142	$1,151,000	$1,111,719	$1,143,000

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.          Commitments and Contingencies – continued

Flushing Property

In 2002, Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000.  Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases.  In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo’s Purchase of the Property from us and sought $50,000,000 in damages from our tenant, who sought indemnification from us for such amount.  In August 2012, the Court entered judgment denying Expo’s claim for damages.  Expo filed a motion to re-argue the decision, which the Court denied on December 7, 2012.  Expo has appealed the Court’s August 2012 decision.  We believe, after consultation with counsel, that the amount or range of reasonably possible losses, if any, cannot be estimated.

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

Letters of Credit

Approximately $4,058,000 of standby letters of credit were outstanding as of March 31, 2013.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2013	2012
Income from continuing operations	$14,162	$13,032
Income from discontinued operations, net of income attributable to the noncontrolling interest	-	6,450
Net income attributable to common stockholders – basic and diluted	$14,162	$19,482

Weighted average shares outstanding – basic and diluted	5,108,016	5,106,984

Income from continuing operations	$2.77	$2.55
Income from discontinued operations, net	-	1.26
Net income per common share – basic and diluted	$2.77	$3.81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 6, 2013

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2012.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2013 and 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.  There have been no significant changes to these policies during 2013.

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

Quarter Ended March 31, 2013 Financial Results Summary

Net income attributable to common stockholders for the quarter ended March 31, 2013 was $14,162,000, or $2.77 per diluted share, compared to $19,482,000, or $3.81 per diluted share for the quarter ended March 31, 2012.  Net income from continuing operations was $14,162,000, or $2.77 per diluted share for the quarter ended March 31, 2013, compared to $13,032,000, or $2.55 per diluted share for the quarter ended March 31, 2012.

Funds from operations attributable to common stockholders (“FFO”) for the quarter ended March 31, 2013 was $21,339,000, or $4.18 per diluted share, compared to $28,030,000, or $5.49  per diluted share for prior year’s quarter.  The quarter ended March 31, 2012 includes FFO of $7,867,000, or $1.54 per diluted share related to discontinued operations.

Leasing Activity, Square Footage and Occupancy

As of March 31, 2013 and December 31, 2012, our portfolio was comprised of six properties aggregating 2,179,000 square feet that had occupancy rates of 99.2% and 99.1%, respectively.  In the three months ended March 31, 2013 we leased 2,328 square feet at our Rego Park II shopping center, at an average initial rent of $94.41 per square foot for a 10-year lease term.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $21,802,000 and $21,222,000, representing 45% of our total revenues in each of the three-month periods ended March 31, 2013 and 2012, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Recently Issued Accounting Literature

In February 2013, the Financial Accounting Standards Board issued Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires additional disclosures regarding significant reclassifications out of each component of accumulated other comprehensive income, including the effect on the respective line items of net income for amounts that are required to be reclassified into net income in their entirety and cross-references to other disclosures providing additional information for amounts that are not required to be reclassified into net income in their entirety. The adoption of this update on January 1, 2013, did not have any impact on our consolidated financial statements.

Results of Operations – Three Months Ended March 31, 2013 compared to March 31, 2012

Property Rentals

Property rentals were $34,171,000 in the quarter ended March 31, 2013, compared to $33,773,000 in the prior year’s quarter, an increase of $398,000.

Expense Reimbursements

Tenant expense reimbursements were $14,604,000 in the quarter ended March 31, 2013, compared to $13,528,000 in the prior year’s quarter, an increase of $1,076,000.  This increase was primarily due to higher real estate taxes, partially offset by lower reimbursable operating expenses.

Operating Expenses

Operating expenses were $15,554,000 in the quarter ended March 31, 2013, compared to $14,541,000 in the prior year’s quarter, an increase of $1,013,000.  This increase was comprised of higher real estate taxes of $1,577,000, partially offset by lower reimbursable operating expenses of $254,000 and lower non-reimbursable operating expenses of $310,000 (primarily bad debt expense).

Depreciation and Amortization

Depreciation and amortization was $7,223,000 in the quarter ended March 31, 2013, compared to $7,183,000 in the prior year’s quarter, an increase of $40,000.

General and Administrative Expenses

General and administrative expenses were $1,073,000 in the quarter ended March 31, 2013, compared to $1,106,000 in the prior year’s quarter, a decrease of $33,000.

Interest and Other Income, net

Interest and other income, net was $385,000 in the quarter ended March 31, 2013, compared to $34,000 in the prior year’s quarter, an increase of $351,000.  This increase was primarily due to dividend income on Macerich common shares in the current year’s quarter.

Interest and Debt Expense

Interest and debt expense was $11,148,000 in the quarter ended March 31, 2013, compared to $11,473,000 in the prior year’s quarter, a decrease of $325,000.  This decrease was primarily due to savings of $189,000 from lower average rates and $148,000 from lower average outstanding debt balances.

Income from Discontinued Operations

Income from discontinued operations was $6,392,000 in the quarter ended March 31,2012 and represents the net income from the Kings Plaza Regional Shopping Center (“Kings Plaza”), which was sold in November 2012.

Net Loss Attributable to the Noncontrolling Interest

Net loss attributable to the noncontrolling interest was $58,000 in the quarter ended March 31, 2012, and represents our venture partner’s 75% pro rata share of the net loss from the Kings Plaza energy plant joint venture, which was sold together with Kings Plaza in November 2012.

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

We have no debt maturing in 2013.  In 2014, $324,130,000 of our outstanding debt is scheduled to mature.  We may refinance our outstanding debt as it comes due or choose to repay it at maturity.

Development Project

We are currently evaluating plans to construct an apartment tower containing approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center.  The funding required for the proposed development will be approximately $100,000,000 to $120,000,000.  There can be no assurance that the project will commence, or if commenced, be completed on schedule or within budget.

Three Months Ended March 31, 2013

Cash and cash equivalents were $368,508,000 at March 31, 2013, compared to $353,396,000 at December 31, 2012, an increase of $15,112,000.  This increase resulted from $33,552,000 of net cash provided by operating activities, partially offset by $18,092,000 of net cash used in financing activities and $348,000 of net cash used in investing activities.

Net cash provided by operating activities of $33,552,000 was comprised of net income of $14,162,000, the net change in operating assets and liabilities of $12,518,000 and adjustments for non-cash items of $6,872,000.  The net change in operating assets and liabilities was primarily due to amortization of prepaid real estate taxes of $8,478,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $7,821,000, partially offset by straight-lining of rental income of $949,000.

Net cash used in investing activities of $348,000 was comprised of capital expenditures of $1,267,000 (primarily Rego Park II), partially offset by a decrease in restricted cash of $919,000.

Net cash used in financing activities of $18,092,000 was primarily comprised of dividends paid on common stock of $14,047,000 and debt repayments of $3,963,000.

Three Months Ended March 31, 2012

Cash and cash equivalents were $530,252,000 at March 31, 2012, compared to $506,619,000 at December 31, 2011, an increase of $23,633,000.  This increase resulted from $43,618,000 of net cash provided by operating activities, $3,259,000 of net cash provided by investing activities, partially offset by $23,244,000 of net cash used in financing activities.

Net cash provided by operating activities was $43,618,000, of which $13,151,000 was related to discontinued operations.  Net cash provided by operating activities was comprised of net income of $19,424,000, the net change in operating assets and liabilities of $16,158,000 and adjustments for non-cash items of $8,036,000.  The net change in operating assets and liabilities was primarily due to amortization of prepaid real estate taxes of $9,990,000 and higher prepaid rents from tenants of $7,744,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $9,505,000, partially offset by straight-lining of rental income of $1,469,000.

Net cash provided by investing activities of $3,259,000 was comprised of (i) proceeds from maturing short-term investments of $5,000,000 and (ii) a decrease in restricted cash of $968,000, partially offset by (iii) capital expenditures of $2,709,000 (primarily Rego Park II).

Net cash used in financing activities of $23,244,000 was primarily comprised of dividends paid on common stock of $19,151,000 and debt repayments of $3,698,000.

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

Flushing Property

In 2002, Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000.  Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases.  In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo’s Purchase of the Property from us and sought $50,000,000 in damages from our tenant, who sought indemnification from us for such amount.  In August 2012, the Court entered judgment denying Expo’s claim for damages.  Expo filed a motion to re-argue the decision, which the Court denied on December 7, 2012.  Expo has appealed the Court’s August 2012 decision.  We believe, after consultation with counsel, that the amount or range of reasonably possible losses, if any, cannot be estimated.

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

Letters of Credit

Approximately $4,058,000 of standby letters of credit were outstanding as of March 31, 2013.

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

FFO Attributable to Common Stockholders for the Quarters Ended March 31, 2013 and 2012

FFO attributable to common stockholders for the quarter ended March 31, 2013 was $21,339,000, or $4.18 per diluted share, compared to $28,030,000, or $5.49 per diluted share for prior year’s quarter.  The quarter ended March 31, 2012 includes FFO of $7,867,000, or $1.54 per diluted share related to discontinued operations.

The following table reconciles our net income to FFO:

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2013	2012
Net income attributable to Alexander’s	$14,162	$19,482
Depreciation and amortization of real property	7,177	8,548
FFO attributable to common stockholders	$21,339	$28,030

FFO attributable to common stockholders per diluted share	$4.18	$5.49

Weighted average shares used in computing FFO per diluted share	5,108,016	5,106,984

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2013			2012
		Weighted	Effect of 1%		Weighted
	March 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $45,189 and $45,803
due to Vornado, respectively)	$316,766	2.02%	$3,168	$318,048	2.07%
Fixed Rate	790,376	4.47%	-	793,671	4.48%
	$1,107,142		$3,168	$1,111,719

Total effect on diluted earnings per share			$0.62

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of March 31, 2013 and December 31, 2012, the estimated fair value of our consolidated debt was $1,151,000,000 and $1,143,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

Item 1A.  Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ALEXANDER’S, INC.
(Registrant)

Date: May 6, 2013	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX
Exhibit
No.
10.1	**	-

Agreement, dated February 27, 2013, between Michael D. Fascitelli and Alexander’s, Inc. Incorporated herein by reference from Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on February 28, 2013

*

10.2	**	-

Waiver and Release, dated February 27, 2013, between Michael D. Fascitelli and Alexander’s, Inc. Incorporated herein by reference from Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on February 28, 2013

*

10.3		-	Second Omnibus Loan Modification and Extension Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender

10.4		-	Second Mortgage Modification Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Mortgator and U.S. Bank National Association, as Mortgagee

15.1		-	Letter regarding unaudited interim financial information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase
___________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.