Form 10-Q
period 2013-09-30
ALEXANDERS INC
filed 2013-11-04
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

(201) 587-8541

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section  232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

As of October 31, 2013, there were 5,106,196 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	September 30, 2013 and December 31, 2012	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Nine Months Ended September 30, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three and Nine Months Ended September 30, 2013 and 2012	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Nine Months Ended September 30, 2013 and 2012	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Nine Months Ended September 30, 2013 and 2012	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

Exhibit Index		27

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2013	2012
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	869,204	864,609
Development and construction in progress	4,035	2,212
Total	918,210	911,792
Accumulated depreciation and amortization	(179,232)	(160,826)
Real estate, net	738,978	750,966
Cash and cash equivalents	347,553	353,396
Restricted cash	90,470	90,395
Marketable securities	30,210	31,206
Tenant and other receivables, net of allowance for doubtful accounts of $1,938 and $2,219, respectively	2,301	1,953
Receivable arising from the straight-lining of rents	176,716	173,694
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$37,588 and $39,910, respectively	51,384	54,461
Deferred debt issuance costs, net of accumulated amortization of $18,594 and $16,834, respectively	3,837	5,522
Other assets	29,971	20,217
	$1,471,420	$1,481,810

LIABILITIES AND EQUITY
Mortgages payable	$1,054,046	$1,065,916
Amounts due to Vornado	44,032	46,445
Accounts payable and accrued expenses	39,382	33,621
Other liabilities	3,429	3,675
Total liabilities	1,140,889	1,149,657

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares;
outstanding, 5,106,196 shares and 5,105,936 shares, respectively	5,173	5,173
Additional capital	29,745	29,352
Retained earnings	295,777	296,797
Accumulated other comprehensive income	210	1,206
	330,905	332,528
Treasury stock: 67,254 shares and 67,514 shares, respectively, at cost	(374)	(375)
Total equity	330,531	332,153
	$1,471,420	$1,481,810

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Property rentals	$33,918	$33,779	$101,759	$101,034
Expense reimbursements	15,968	14,863	44,204	41,787
Total revenues	49,886	48,642	145,963	142,821

EXPENSES
Operating, including fees to Vornado of $1,084, $1,146,
$3,068 and $3,231, respectively	16,929	16,445	46,959	45,184
Depreciation and amortization	7,272	7,225	21,730	21,577
General and administrative, including
management fees to Vornado of $595, $540,
$1,785 and $1,620, respectively	1,268	1,177	4,034	3,895
Total expenses	25,469	24,847	72,723	70,656

OPERATING INCOME	24,417	23,795	73,240	72,165

Interest and other income, net	374	41	1,147	111
Interest and debt expense	(11,140)	(11,422)	(33,428)	(34,206)
Income before income taxes	13,651	12,414	40,959	38,070
Income tax benefit (expense)	173	(4)	166	(62)
Income from continuing operations	13,824	12,410	41,125	38,008
Income from discontinued operations	-	6,938	-	20,002
Net income	13,824	19,348	41,125	58,010
Net income attributable to the noncontrolling interest	-	(492)	-	(780)
Net income attributable to Alexander’s	$13,824	$18,856	$41,125	$57,230

Income per common share – basic and diluted:
Income from continuing operations	$2.71	$2.43	$8.05	$7.44
Income from discontinued operations, net	-	1.26	-	3.76
Net income per common share	$2.71	$3.69	$8.05	$11.20
Weighted average shares outstanding	5,109,717	5,108,016	5,108,832	5,107,474

Dividends per common share	$2.75	$3.75	$8.25	$11.25

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$13,824	$19,348	$41,125	$58,010
Other comprehensive income:
Unrealized net loss on available-for-sale securities	(2,425)	-	(996)	-
Comprehensive income	11,399	19,348	40,129	58,010
Less comprehensive income attributable to the noncontrolling interest	-	(492)	-	(780)
Comprehensive income attributable to Alexander's	$11,399	$18,856	$40,129	$57,230

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other		Non-
	Common Stock		Additional	Retained	Comprehensive	Treasury	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Interest	Equity
Balance, December 31, 2011	5,173	$5,173	$31,801	$322,201	$-	$(375)	$4,445	$363,245
Net income	-	-	-	57,230	-	-	780	58,010
Dividends paid	-	-	-	(57,458)	-	-	-	(57,458)
Deferred stock unit grant	-	-	300	-	-	-	-	300
Balance, September 30, 2012	5,173	$5,173	$32,101	$321,973	$-	$(375)	$5,225	$364,097

Balance, December 31, 2012	5,173	$5,173	$29,352	$296,797	$1,206	$(375)	$-	$332,153
Net income	-	-	-	41,125	-	-	-	41,125
Dividends paid	-	-	-	(42,145)	-	-	-	(42,145)
Unrealized net loss on
available-for-sale securities	-	-	-	-	(996)	-	-	(996)
Deferred stock unit grant	-	-	394	-	-	-	-	394
Other	-	-	(1)	-	-	1	-	-
Balance, September 30, 2013	5,173	$5,173	$29,745	$295,777	$210	$(374)	$-	$330,531

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012
Net income	$41,125	$58,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	23,535	28,488
Straight-lining of rental income	(3,022)	(3,824)
Stock-based compensation expense	394	300
Reduction of income tax liability	(206)	-
Change in operating assets and liabilities:
Tenant and other receivables, net	(348)	(1,083)
Other assets	(10,036)	(15,703)
Amounts due to Vornado	(2,413)	(1,546)
Accounts payable and accrued expenses	5,274	8,034
Other liabilities	(40)	-
Net cash provided by operating activities	54,263	72,676

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(5,931)	(6,502)
Restricted cash	(75)	(416)
Proceeds from maturing short-term investments	-	5,000
Net cash used in investing activities	(6,006)	(1,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(42,145)	(57,458)
Debt repayments	(11,870)	(11,156)
Debt issuance costs	(85)	(400)
Net cash used in financing activities	(54,100)	(69,014)

Net (decrease) increase in cash and cash equivalents	(5,843)	1,744
Cash and cash equivalents at beginning of period	353,396	506,619
Cash and cash equivalents at end of period	$347,553	$508,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$31,695	$36,058

NON-CASH TRANSACTIONS
Liability for real estate additions included in accounts payable and accrued expenses	$1,458	$1,038
Write-off of fully amortized and depreciated assets	-	648

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Relationship with Vornado

At September 30, 2013, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

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

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.84% at September 30, 2013).

Other Agreements

We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties, for an annual fee equal to the cost of such services plus 6%.

The following is a summary of fees to Vornado under the various agreements discussed above, and includes $535,000 and $1,933,000 of property management and leasing fees in the three and nine months ended September 30, 2012, respectively, related to the Kings Plaza Regional Shopping Center (“Kings Plaza”), which was sold in November 2012 (see Note 6 – Discontinued Operations).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2013	2012	2013	2012
Company management fees	$700	$750	$2,100	$2,250
Development fees	-	63	-	438
Leasing fees	225	320	903	1,949
Property management fees and payments for cleaning, engineering
and security services	979	1,369	2,753	3,911
	$1,904	$2,502	$5,756	$8,548

At September 30, 2013, we owed Vornado $43,708,000 for leasing fees and $324,000 for management, property management, cleaning and security fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Marketable Securities

As of September 30, 2013, we own 535,265 common shares of The Macerich Company (NYSE: MAC) (“Macerich”), which were received in connection with the sale of Kings Plaza to Macerich.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate, and as of September 30, 2013, have a fair value of $30,210,000, based on Macerich’s closing share price of $56.44 per share.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”  The three and nine months ended September 30, 2013 include unrealized losses of $2,425,000 and $996,000, respectively, from the mark-to-market of these securities.

6.             Discontinued Operations

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, we have reclassified the revenues and expenses of Kings Plaza, which was sold in November 2012, to “income from discontinued operations” for all periods on our consolidated statements of income.  The table below sets forth the results of operations of Kings Plaza for the three and nine months ended September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2013	2012	2013	2012
Total revenues	$-	$17,518	$-	$50,601
Total expenses(1)	-	10,580	-	30,599
Income from discontinued operations	$-	$6,938	$-	$20,002
___________________
(1)	Includes fees to Vornado of $433 and $1,310 in the three and nine months ended September 30, 2012, respectively.

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $65,938,000 and $64,651,000, representing 45% of our total revenues in each of the nine-month periods ended September 30, 2013 and 2012, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Mortgages Payable

The following is a summary of our outstanding mortgages payable.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

				Balance at
			Interest Rate at	September 30,	December 31,
(Amounts in thousands)		Maturity	September 30, 2013	2013	2012
First mortgages secured by:
	731 Lexington Avenue, office space	Feb. 2014	5.33%	$317,597	$327,425
	Rego Park I shopping center (100% cash
	collateralized)	Mar. 2015	0.40%	78,246	78,246
	731 Lexington Avenue, retail space(1)	Jul. 2015	4.93%	320,000	320,000
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(2)	Nov. 2018	2.03%	270,203	272,245
				$1,054,046	$1,065,916

(1)	This loan is non-recourse to us, except for $75,000 in the event of a substantial casualty, as defined.
(2)	This loan bears interest at LIBOR plus 1.85%.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets at September 30, 2013 and December 31, 2012, consist solely of marketable securities, which is presented in the table below, based on its level in the fair value hierarchy.  There were no financial liabilities measured at fair value at September 30, 2013 and December 31, 2012.

	As of September 30, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$30,210	$30,210	$-	$-

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$31,206	$31,206	$-	$-

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.             Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, mortgages payable and leasing commissions due to Vornado.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents (primarily U.S. Treasury bills) is classified as Level 1 and the fair value of mortgages payable and leasing commissions due to Vornado is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$298,489	$298,489	$289,054	$289,054

Liabilities:
Mortgages payable	$1,054,046	$1,082,000	$1,065,916	$1,097,000
Leasing commissions (included in Amounts due to Vornado)	43,708	44,000	45,803	46,000
	$1,097,754	$1,126,000	$1,111,719	$1,143,000

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

Letters of Credit

Approximately $3,308,000 of standby letters of credit were outstanding as of September 30, 2013.

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

13.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2013	2012	2013	2012
Income from continuing operations	$13,824	$12,410	$41,125	$38,008
Income from discontinued operations, net of income
attributable to the noncontrolling interest	-	6,446	-	19,222
Net income attributable to common
stockholders – basic and diluted	$13,824	$18,856	$41,125	$57,230

Weighted average shares outstanding – basic and diluted	5,109,717	5,108,016	5,108,832	5,107,474

Income from continuing operations	$2.71	$2.43	$8.05	$7.44
Income from discontinued operations, net	-	1.26	-	3.76
Net income per common share – basic and diluted	$2.71	$3.69	$8.05	$11.20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and changes in equity and cash flows for the nine-month periods ended September 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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
November 4, 2013

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2013 and 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

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

Quarter Ended September 30, 2013 Financial Results Summary

Net income attributable to common stockholders for the quarter ended September 30, 2013 was $13,824,000, or $2.71 per diluted share, compared to $18,856,000, or $3.69 per diluted share for the quarter ended September 30, 2012.  The prior year’s quarter includes income from discontinued operations of $6,446,000, or $1.26 per diluted share.

Funds from operations attributable to common stockholders (“FFO”) for the quarter ended September 30, 2013 was $21,048,000, or $4.12 per diluted share, compared to $27,461,000, or $5.38  per diluted share for prior year’s quarter.  The prior year’s quarter includes FFO from discontinued operations of $7,846,000, or $1.54 per diluted share, including $1,400,000 of real property depreciation.

Nine Months Ended September 30, 2013 Financial Results Summary

Net income attributable to common stockholders for the nine months ended September 30, 2013 was $41,125,000, or $8.05 per diluted share, compared to $57,230,000, or $11.20 per diluted share for the nine months ended September 30, 2012.  The prior year’s nine months includes income from discontinued operations of $19,222,000, or $3.76 per diluted share.

FFO for the nine months ended September 30, 2013 was $62,702,000, or $12.27 per diluted share, compared to $82,893,000, or $16.23 per diluted share for the prior year’s nine months.  The prior year’s nine months includes FFO from discontinued operations of $23,440,000, or $4.59 per diluted share, including $4,218,000 of real property depreciation.

Leasing Activity, Square Footage and Occupancy

As of September 30, 2013 and December 31, 2012, our portfolio was comprised of six properties aggregating 2,179,000 square feet that had occupancy rates of 99.4% and 99.1%, respectively.  In the nine months ended September 30, 2013 we leased 6,562 square feet with an average initial rent of $346.84 per square foot and a weighted average lease term of 6.8 years.

Overview - continued

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $65,938,000 and $64,651,000, representing 45% of our total revenues in each of the nine-month periods ended September 30, 2013 and 2012, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

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

Results of Operations – Three Months Ended September 30, 2013, compared to September 30, 2012

Property Rentals

Property rentals were $33,918,000 in the quarter ended September 30, 2013, compared to $33,779,000 in the prior year’s quarter, an increase of $139,000.

Expense Reimbursements

Tenant expense reimbursements were $15,968,000 in the quarter ended September 30, 2013, compared to $14,863,000 in the prior year’s quarter, an increase of $1,105,000.  This increase was primarily due to higher real estate taxes and reimbursable operating expenses.

Operating Expenses

Operating expenses were $16,929,000 in the quarter ended September 30, 2013, compared to $16,445,000 in the prior year’s quarter, an increase of $484,000.  This increase was comprised of higher (i) real estate taxes of $626,000 and (ii) reimbursable operating expenses of $238,000, partially offset by (iii) lower non-reimbursable operating expenses of $380,000.

Depreciation and Amortization

Depreciation and amortization was $7,272,000 in the quarter ended September 30, 2013, compared to $7,225,000 in the prior year’s quarter, an increase of $47,000.

General and Administrative Expenses

General and administrative expenses were $1,268,000 in the quarter ended September 30, 2013, compared to $1,177,000 in the prior year’s quarter, an increase of $91,000.  This increase was primarily due to the reallocation of a portion of management fees to Vornado into “general and administrative” expenses from “operating” expenses.

Interest and Other Income, net

Interest and other income, net was $374,000 in the quarter ended September 30, 2013, compared to $41,000 in the prior year’s quarter, an increase of $333,000.  This increase was primarily due to dividend income in the current year’s quarter, on the Macerich common shares that we received in connection with the sale of the Kings Plaza Regional Shopping Center ("Kings Plaza") in November 2012.

Interest and Debt Expense

Interest and debt expense was $11,140,000 in the quarter ended September 30, 2013, compared to $11,422,000 in the prior year’s quarter, a decrease of $282,000.

Income Tax Benefit (Expense)

In the quarter ended September 30, 2013, we had a $173,000 income tax benefit, compared to an expense of $4,000 in the prior year’s quarter, a decrease in expense of $177,000.  This decrease resulted primarily from the reduction of our income tax liability due to the expiration of the applicable statute of limitations.

Income from Discontinued Operations

Income from discontinued operations was $6,938,000 in the quarter ended September 30, 2012 and represents the net income from Kings Plaza, which was sold in November 2012.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $492,000 in the quarter ended September 30, 2012, and represents our venture partner’s 75% pro rata share of the net income from the Kings Plaza energy plant joint venture, which was sold together with Kings Plaza in November 2012.

Results of Operations – Nine Months Ended September 30, 2013, compared to September 30, 2012

Property Rentals

Property rentals were $101,759,000 in the nine months ended September 30, 2013, compared to $101,034,000 in the prior year’s nine months, an increase of $725,000.

Expense Reimbursements

Tenant expense reimbursements were $44,204,000 in the nine months ended September 30, 2013, compared to $41,787,000 in the prior year’s nine months, an increase of $2,417,000. This increase was primarily due to higher real estate taxes, partially offset by lower reimbursable operating expenses and a true-up of operating expense billings.

Operating Expenses

Operating expenses were $46,959,000 in the nine months ended September 30, 2013, compared to $45,184,000 in the prior year’s nine months, an increase of $1,775,000.  This increase was comprised of higher real estate taxes of $3,506,000, partially offset by lower reimbursable operating expenses of $389,000 and lower non-reimbursable operating expenses of $1,342,000 (primarily bad debt expense).

Depreciation and Amortization

Depreciation and amortization was $21,730,000 in the nine months ended September 30, 2013, compared to $21,577,000 in the prior year’s nine months, an increase of $153,000.

General and Administrative Expenses

General and administrative expenses were $4,034,000 in the nine months ended September 30, 2013, compared to $3,895,000 in the prior year’s nine months, an increase of $139,000.

Interest and Other Income, net

Interest and other income, net was $1,147,000 in the nine months ended September 30, 2013, compared to $111,000 in the prior year’s nine months, an increase of $1,036,000.  This increase was primarily due to dividend income in the current year on the Macerich common shares that we received in connection with the sale of Kings Plaza in November 2012.

Interest and Debt Expense

Interest and debt expense was $33,428,000 in the nine months ended September 30, 2013, compared to $34,206,000 in the prior year’s nine months, a decrease of $778,000.

Income Tax Benefit (Expense)

In the nine months ended September 30, 2013, we had an income tax benefit of $166,000, compared to an expense of $62,000 in the prior year’s nine months, a decrease in expense of $228,000.  This decrease resulted primarily from the reduction of our income tax liability due to the expiration of the applicable statute of limitations.

Income from Discontinued Operations

        Income from discontinued operations was $20,002,000 in the nine months ended September 30, 2012, and represents the net income from Kings Plaza, which was sold in November 2012.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $780,000 in the nine months ended September 30, 2012, and represents our venture partner’s 75% pro-rata share of the net income from the Kings Plaza energy plant joint venture, which was sold together with Kings Plaza in November 2012.

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

We have no debt maturing in 2013.  In 2014, $317,597,000 of our outstanding debt is scheduled to mature.  We may refinance our outstanding debt as it comes due or choose to repay it at maturity.

Development Project

We have commenced the construction of an apartment tower, which will contain approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center.  The capital expenditures related to the proposed development are expected to be approximately $125,000,000.  There can be no assurance that the project will be completed on schedule, or within budget.

Nine Months Ended September 30, 2013

Cash and cash equivalents were $347,553,000 at September 30, 2013, compared to $353,396,000 at December 31, 2012, a decrease of $5,843,000.  This decrease resulted from $54,100,000 of net cash used in financing activities and $6,006,000 of net cash used in investing activities, partially offset by $54,263,000 of net cash provided by operating activities.

Net cash provided by operating activities of $54,263,000 was comprised of net income of $41,125,000 and adjustments for non-cash items of $20,701,000, partially offset by the net change in operating assets and liabilities of $7,563,000.  The adjustments for non-cash items were comprised of (i) depreciation and amortization of $23,535,000 and (ii) stock-based compensation expense of $394,000, partially offset by (iii) straight-lining of rental income of $3,022,000 and (iv) a $206,000 reduction of the liability for income taxes.

Net cash used in investing activities of $6,006,000 was primarily comprised of capital expenditures of $5,931,000.

Net cash used in financing activities of $54,100,000 was primarily comprised of dividends paid on common stock of $42,145,000 and debt repayments of $11,870,000.

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

Net cash used in financing activities of $69,014,000 was primarily comprised of dividends paid on common stock of $57,458,000 and debt repayments of $11,156,000.

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

Letters of Credit

Approximately $3,308,000 of standby letters of credit were outstanding as of September 30, 2013.

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

FFO Attributable to Common Stockholders for the Three and Nine Months Ended September 30, 2013 and 2012

FFO attributable to common stockholders for the quarter ended September 30, 2013 was $21,048,000, or $4.12 per diluted share, compared to $27,461,000, or $5.38 per diluted share for prior year’s quarter.  The prior year’s quarter includes FFO from discontinued operations of $7,846,000, or $1.54 per diluted share, including $1,400,000 of real property depreciation.

FFO attributable to common stockholders for the nine months ended September 30, 2013 was $62,702,000, or $12.27 per diluted share, compared to $82,893,000, or $16.23 per diluted share for the prior year’s nine months.  The prior year’s nine months includes FFO from discontinued operations of $23,440,000, or $4.59 per diluted share, including $4,218,000 of real property depreciation.

The following table reconciles our net income to FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2013	2012	2013	2012
Net income attributable to Alexander’s	$13,824	$18,856	$41,125	$57,230
Depreciation and amortization of real property	7,224	8,605	21,577	25,663
FFO attributable to common stockholders	$21,048	$27,461	$62,702	$82,893

FFO attributable to common stockholders per diluted share	$4.12	$5.38	$12.27	$16.23

Weighted average shares used in computing FFO per diluted share	5,109,717	5,108,016	5,108,832	5,107,474

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2013			2012
		Weighted	Effect of 1%		Weighted
	September 30,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $43,708 and $45,803
due to Vornado, respectively)	$313,911	2.00%	$3,139	$318,048	2.07%
Fixed Rate	783,843	4.46%	-	793,671	4.48%
	$1,097,754		$3,139	$1,111,719

Total effect on diluted earnings per share			$0.61

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of September 30, 2013 and December 31, 2012, the estimated fair value of our consolidated debt was $1,126,000,000 and $1,143,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: November 4, 2013	By:	/s/ Joseph Macnow
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