Form 10-K
period 2013-12-31
ALEXANDERS INC
filed 2014-02-24
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-6064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

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
☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $619,995,000 at June 30, 2013.

As of January 31, 2014 there were 5,106,196 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014.

_____________________________

(1)     These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2013, portions of which are incorporated by reference herein.

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

•         Rego Park II, a 609,000 square foot shopping center, located adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado;

•         Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA Property, Inc.; and

•         Flushing, a 167,000 square foot building, located at Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property under development

•         Rego Park II Apartment Tower; We have commenced the construction of an apartment tower, which will contain approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center.  Construction is expected to be completed in 2015 and cost approximately $125,000,000, of which $2,265,000 has been incurred as of December 31, 2013.  There can be no assurance that the project will be completed, or completed on schedule or within budget.

Property to be developed

•         Rego Park III, a 3.2 acre land parcel adjacent to the Rego Park II shopping center in Queens at the intersection of Junction Boulevard and the Horace Harding Service Road.

Relationship with Vornado

We are managed by, and our properties are leased and developed by, Vornado, pursuant to agreements which expire in March of each year and are automatically renewable.  Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties.

At December 31, 2013, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  At December 31, 2013, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.1% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.

Significant Tenants

Bloomberg accounted for $88,164,000, $86,468,000 and $84,526,000, or 45%, 45% and 46% of our total revenues in the years ended December 31, 2013, 2012 and 2011, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

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

•      inflation or deflation;

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

Capital markets and economic conditions can materially affect our liquidity, financial condition and results of operations, as well as the value of our debt and equity securities.

There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and economy.  Demand for office and retail space may decline nationwide as it did in 2008 and 2009, due to the economic downturn, bankruptcies, downsizing, layoffs and cost cutting.  Government action or inaction may adversely affect the state of the capital markets.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future.

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

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future.  In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property.  Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants.  As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available to pay our indebtedness or make distributions to stockholders.

731 Lexington Avenue accounts for a substantial portion of our revenues.  Loss of or damage to the building would adversely affect our financial condition and results of operations.

731 Lexington Avenue accounted for $128,845,000, $126,034,000 and $123,195,000, or 66%, 66% and 67% of our total revenues in the years ended December 31, 2013, 2012 and 2011, respectively.  Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.

Bloomberg represents a significant portion of our revenues.  Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.

Bloomberg accounted for $88,164,000, $86,468,000 and $84,526,000, or 45%, 45% and 46% of our total revenues in the years ended December 31, 2013, 2012 and 2011, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it could adversely affect our results of operations and financial condition.

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

We may incur significant costs to comply with environmental laws and environmental contamination may impair our ability to lease and/or sell real estate.

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety.  Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property.  The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination.  These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused such release.  The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral.  Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air.  The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws.  We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals.  We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure at or from our properties.

Each of our properties has been subjected to varying degrees of environmental assessment at various times.  To date, these environmental assessments have not revealed any environmental condition material to our business.  However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in cleanup or compliance requirements could result in significant costs to us.

Some of our potential losses may not be covered by insurance.

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2014.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss, and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

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

All of our revenues come from properties located in the greater New York City metropolitan area.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term.  Declines in the economy or declines in the real estate market in this area could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

•      financial performance and productivity of the media, advertising, financial, technology, retail, insurance and real estate industries;

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

Our investments are in the New York metropolitan area and since they are concentrated along the Eastern Seaboard, natural disasters, including hurricanes, could impact our properties.  Potentially adverse consequences of “global warming” could similarly have an impact on our properties.  As a result, we could become subject to significant losses and/or repair costs which may or may not be fully covered by insurance and to the risk of business interruption.  The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.

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

We have an investment in Macerich, a retail shopping center company.  As of December 31, 2013, this investment had a carrying amount of $31,522,000.  A significant decline in the value of this investment due to, among other reasons, Macerich’s operating performance or economic or market conditions, may result in the recognition of an impairment loss, which could be material.

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

At December 31, 2013, substantially all of the individual properties we own were encumbered by mortgages.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

As of December 31, 2013, total debt outstanding was $1,049,959,000 and our ratio of total debt to total enterprise value was 44.0%.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2013, our scheduled cash payments for principal and interest were $58,078,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

We might fail to qualify or remain qualified as a REIT, and may be required to pay income taxes at corporate rates.

Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might fail to remain qualified.  Our qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Internal Revenue Code (the “Code”) for which there are only limited judicial or administrative interpretations.  Our qualification as a REIT also depends on various facts and circumstances that are not entirely within our control.  In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT.

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

We are dependent on the efforts of Steven Roth, our Chief Executive Officer.  Although we believe that we could find a replacement for this key personnel, the loss of his services could harm our operations and adversely affect the value of our common stock.

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

At December 31, 2013, Interstate and its partners owned approximately 6.6% of the common shares of beneficial interest of Vornado and approximately 26.3% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

At December 31, 2013, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.3% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Dr. Richard West is a trustee of Vornado and a member of our Board of Directors and Joseph Macnow is our Executive Vice President and Chief Financial Officer and the Executive Vice President – Finance and Chief Administrative Officer of Vornado.

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

Vornado manages, develops and leases our properties under agreements that have one-year terms expiring in March of each year, which are automatically renewable.  Because we share common senior management with Vornado and because four of the trustees of Vornado also constitute the majority of our directors, the terms of the foregoing agreements and any future agreements may not be comparable to those we could have negotiated with an unaffiliated third party.

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

•         fluctuations in interest rates;

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

The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2013, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which, 3,521 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 891,219 shares are available for future grant under the terms of our 2006 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     properties

The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2013.

				Average		Lease
				Annualized		Expiration/
	Land	Building	Occupancy	Rent Per		Option
Property	Acreage	Square Feet	Rate	Square Foot(1)	Tenants	Expiration(s)
Operating Properties:
731 Lexington Avenue
New York, New York
Office		697,000			Bloomberg L.P.	2029/2039
		188,000			Bloomberg L.P.	2015/2020
		885,000	100%	$95.21
Retail		83,000			The Home Depot	2025/2035
		34,000			The Container Store	2021
		27,000			Hennes & Mauritz	2019
		30,000			Various	Various
		174,000	100%	170.34
	1.9	1,059,000

Rego Park I
Queens, New York		195,000			Sears	2021
		50,000			Burlington Coat Factory	2022/2027
		46,000			Bed Bath & Beyond	2021
		36,000			Marshalls	2021
		16,000			Old Navy	2021
	4.8	343,000	100%	37.97

Rego Park II
Queens, New York
		145,000			Costco	2034/2059
		135,000			Century 21	2030/2050
		133,000			Kohl’s	2030/2050
		47,000			Toys "R"Us/Babies "R" Us	2021/2036
		149,000			Various	Various
	6.6	609,000	98%	40.22

Paramus
Paramus, New Jersey	30.3	-	100%	-	IKEA (ground lessee)	2041

Flushing
Queens, New York (ground leased
through January 2037)	1	167,000	100%	15.74	New World Mall LLC	2027/2037

Property under Development:
Rego Park II Apartment Tower, 250,000
square feet under development
Queens, New York	-	-	-	-	-	-

Property to be Developed:
Rego Park III, adjacent to Rego Park II
Queens, New York	3.2	-	-	-	-	-
		2,178,000

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

The office and retail spaces are encumbered by first mortgage loans with balances of $314,217,000 and $320,000,000, respectively, as of December 31, 2013.  These loans bear interest at 5.33% and 4.93% and mature in February 2014 and July 2015, respectively.  We are in the process of finalizing a $300,000,000 refinancing of the office loan.

Rego Park I

Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens, New York, is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls.  The center contains a parking deck (1,259 spaces) that provides for paid parking.

The center is encumbered by a 100% cash collateralized loan with a balance of $78,246,000 as of December 31, 2013.  The loan bears interest at 0.40%, is prepayable at any time without penalty and matures in March 2015.

Rego Park II

Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens, New York, is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado.  The center contains a parking deck (1,315 spaces) that provides for paid parking.

This center is encumbered by a first mortgage loan with a balance of $269,496,000 as of December 31, 2013.  The loan bears interest at LIBOR plus 1.85% (2.02% at December 31, 2013) and matures in November 2018.

Paramus

We own 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey.  The land is located directly across from the Garden State Plaza regional shopping mall and is within two miles of three other regional shopping malls and ten miles of New York City.  The land has been ground leased to IKEA Property, Inc. since 2001.  The lease expires in 2041, with a purchase option in 2021 for $75,000,000.  The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures in October 2018.  The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan.  If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a net gain on the sale of the land of approximately $60,000,000.  If the purchase option is not exercised, the triple-net rent for the last 20 years must include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

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

Property under Development
Rego Park II Apartment Tower

We have commenced the construction of an apartment tower, which will contain approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center.  Construction is expected to be completed in 2015 and cost approximately $125,000,000, of which $2,265,000 has been incurred as of December 31, 2013.  There can be no assurance that the project will be completed, or completed on schedule or within budget.

Property to be Developed
Rego Park III

We own approximately 3.2 acres of land adjacent to the Rego Park II shopping center in Queens, New York, which comprises a one‑quarter square block and is located at the intersection of Junction Boulevard and the Horace Harding Service Road.  The land is currently being used for paid public parking.  Plans and budgets for this project have not been established and there can be no assurance that it will commence.

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

		Year Ended December 31,
		2013			2012
	Quarter	High	Low	Dividends	High	Low	Dividends
	First	$340.30	$322.00	$2.75	$411.97	$350.60	$3.75
	Second	328.53	281.51	2.75	431.11	361.00	3.75
	Third	310.75	268.10	2.75	458.07	422.86	3.75

	Fourth	344.92	279.60	2.75	461.26	329.90	125.75	(1)

(1)

Comprised of a regular quarterly dividend of $3.75 per share and a special long-term capital gain dividend of $122.00 per share, to distribute the tax gain resulting from the sale of Kings Plaza, which was sold in November 2012.

On January 15, 2014, we increased our regular quarterly dividend to $3.25 per share (a new indicated annual rate of $13.00 per share).  As of January 31, 2014, there were approximately 301 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2013, we did not sell any unregistered securities.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

During 2013, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2008 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2008	2009	2010	2011	2012	2013
Alexander’s	$100	$118	$163	$151	$191	$197
S&P 500 Index	100	126	146	149	172	228
The NAREIT All Equity Index	100	128	164	177	212	218

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

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2013	2012	2011	2010	2009

Total revenues	$196,459	$191,312	$185,246	$174,206	$159,694

Income from continuing operations(1)	$54,663	$50,041	$54,831	$49,159	$118,697
Income from discontinued operations(2)	2,252	624,952	26,215	18,286	14,244
Net income	56,915	674,993	81,046	67,445	132,941
Net income attributable to the noncontrolling interest	-	(606)	(1,623)	(1,016)	(751)
Net income attributable to Alexander’s	$56,915	$674,387	$79,423	$66,429	$132,190

Income per common share:
Income from continuing operations – basic	$10.70	$9.80	$10.74	$9.63	$23.26
Income from continuing operations – diluted	10.70	9.80	10.74	9.63	23.25
Net income per common share – basic	11.14	132.04	15.55	13.01	25.90
Net income per common share – diluted	11.14	132.04	15.55	13.01	25.89

Dividends per common share(3)	$11.00	$137.00	$12.00	$7.50	$-

Balance sheet data:
Total assets	$1,457,724	$1,481,810	$1,771,307	$1,679,300	$1,703,769
Real estate, at cost	919,576	911,792	906,907	897,312	879,833
Accumulated depreciation and amortization	185,375	160,826	136,460	112,765	91,247
Mortgages payable	1,049,959	1,065,916	1,080,932	1,095,197	1,095,646
Total equity	333,581	332,153	363,245	343,776	314,626

(1)

Includes the reversal of stock appreciation rights ("SARs") compensation expense of $34,275 in 2009, and the reversal of a portion of the liability for income taxes of $2,561, $5,113 and $42,472 in 2011, 2010 and 2009, respectively.

(2)	2012 includes a $599,628 gain on sale of real estate.
(3)

2012 includes a special long-term capital gain dividend of $122.00 per share, to distribute the tax gain resulting from the sale of Kings Plaza. We began paying a regular quarterly dividend in the second quarter of 2010.

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

Year Ended December 31, 2013 Financial Results Summary

Net income attributable to common stockholders for the year ended December 31, 2013 was $56,915,000, or $11.14 per diluted share, compared to $674,387,000, or $132.04 per diluted share for the year ended December 31, 2012.  Net income attributable to common stockholders includes income from discontinued operations (Kings Plaza) of $2,252,000, or $0.44 per diluted share for the year ended December 31, 2013, compared to $624,346,000, or $122.24 per diluted share for the year ended December 31, 2012 (primarily from the net gain on sale of Kings Plaza).

Funds from operations attributable to common stockholders (“FFO”) for the year ended December 31, 2013 was $85,717,000, or $16.78 per diluted share, compared to $107,616,000, or $21.07 per diluted share for the prior year.  FFO includes FFO from discontinued operations (Kings Plaza) of $2,252,000, or $0.44 per diluted share for the year ended December 31, 2013, compared to $28,936,000, or $5.67 per diluted share, including $4,218,000 of real property depreciation, for the prior year.

Quarter Ended December 31, 2013 Financial Results Summary

Net income attributable to common stockholders for the quarter ended December 31, 2013 was $15,790,000, or $3.09 per diluted share, compared to $617,157,000, or $120.82 per diluted share for the quarter ended December 31, 2012.  Net income attributable to common stockholders includes income from discontinued operations (Kings Plaza) of $2,252,000, or $0.44 per diluted share for the quarter ended December 31, 2013, compared to $605,124,000, or $118.46 per diluted share for the quarter ended December 31, 2012 (primarily from the net gain on sale of Kings Plaza).

FFO for the quarter ended December 31, 2013 was $23,015,000, or $4.50 per diluted share, compared to $24,723,000, or $4.84 per diluted share for the prior year’s quarter.  FFO includes FFO from discontinued operations (Kings Plaza) of $2,252,000, or $0.44 per diluted share for the quarter ended December 31, 2013, compared to $5,496,000, or $1.08 per diluted share for the prior year’s quarter.

Overview – continued

Leasing Activity, Square Footage and Occupancy

As of December 31, 2013 and 2012, our portfolio was comprised of six properties aggregating 2,178,000 square feet that had occupancy rates of 99.4% and 99.1%, respectively.  In the year ended December 31, 2013 we leased 6,562 square feet with an average initial rent of $346.84 per square foot and a weighted average lease term of 10.4 years.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $88,164,000, $86,468,000 and $84,526,000, or 45%, 45% and 46% of our total revenues in the years ended December 31, 2013, 2012 and 2011, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2013 and 2012, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $734,201,000 and $750,966,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.  The capitalization period begins when development activities are underway and ends when the project is substantially complete.  General and administrative costs are expensed as incurred.

Our properties and related intangible assets, including properties to be developed in the future and currently under development, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  For our development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value.  If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements.  Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Critical Accounting Policies and Estimates – continued

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,993,000 and $2,219,000 as of December 31, 2013 and 2012, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Results of Operations – Year Ended December 31, 2013 compared to December 31, 2012

Property Rentals

Property rentals were $135,908,000 in the year ended December 31, 2013, compared to $134,847,000 in the prior year, an increase of $1,061,000.  This increase was primarily due to higher occupancy.

Expense Reimbursements

Tenant expense reimbursements were $60,551,000 in the year ended December 31, 2013, compared to $56,465,000 in the prior year, an increase of $4,086,000. This increase was primarily due to higher real estate taxes and reimbursable operating expenses.

Operating Expenses

Operating expenses were $64,675,000 in the year ended December 31, 2013, compared to $61,755,000 in the prior year, an increase of $2,920,000.  This increase was primarily comprised of higher (i) real estate taxes of $3,991,000 and (ii) reimbursable operating expenses of $512,000, partially offset by (iii) lower bad debt expense of $1,362,000.

Depreciation and Amortization

Depreciation and amortization was $28,987,000 in the year ended December 31, 2013, compared to $28,815,000 in the prior year, an increase of $172,000.

General and Administrative Expenses

General and administrative expenses were $5,281,000 in the year ended December 31, 2013, compared to $5,162,000 in the prior year, an increase of $119,000.

Interest and Other Income, net

Interest and other income, net was $1,527,000 in the year ended December 31, 2013, compared to $177,000 in the prior year, an increase of $1,350,000.  This increase was primarily due to dividend income in the current year on the Macerich common shares that we received in connection with the sale of Kings Plaza in November 2012.

Interest and Debt Expense

Interest and debt expense was $44,540,000 in the year ended December 31, 2013, compared to $45,652,000 in the prior year, a decrease of $1,112,000.  This decrease was primarily due to lower average debt balances.

Income Tax Benefit (Expense)

In the year ended December 31, 2013, we had an income tax benefit of $160,000, compared to an income tax expense of $64,000 in the prior year, a decrease in expense of $224,000.  This decrease resulted primarily from a reduction of our income tax liability due to the expiration of the applicable statute of limitations.

Income from Discontinued Operations

Income from discontinued operations was $2,252,000 in the year ended December 31, 2013, compared to $624,952,000 in the year ended December 31, 2012, a decrease of $622,700,000.  Income for the year ended December 31, 2013 represents the reversal of previously accrued liabilities related to Kings Plaza.  Income for the year ended December 31, 2012 is comprised of a $599,628,000 net gain on sale of Kings Plaza and $25,324,000 of income from the operations of the property prior to its sale in November 2012.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $606,000 in the in the year ended December 31, 2012, and represents our venture partner’s 75% pro-rata share of the net income from the Kings Plaza energy plant joint venture, which was sold together with Kings Plaza in November 2012.

Results of Operations – Year Ended December 31, 2012 compared to December 31, 2011

Property Rentals

Property rentals were $134,847,000 in the year ended December 31, 2012, compared to $133,682,000 in the year ended December 31, 2011, an increase of $1,165,000.  This increase was primarily due to higher occupancy.

Expense Reimbursements

Tenant expense reimbursements were $56,465,000 in the year ended December 31, 2012, compared to $51,564,000 in the year ended December 31, 2011, an increase of $4,901,000. This increase was primarily due to higher real estate taxes and reimbursable operating expenses.

Operating Expenses

Operating expenses were $61,755,000 in the year ended December 31, 2012, compared to $55,481,000 in the year ended December 31, 2011, an increase of $6,274,000.  This increase was primarily comprised of higher (i) real estate taxes of $4,395,000, (ii) reimbursable operating expenses of $622,000 and (iii) bad debt expense of $1,041,000.

Depreciation and Amortization

Depreciation and amortization was $28,815,000 in the year ended December 31, 2012, compared to $28,083,000 in the year ended December 31, 2011, an increase of $732,000.

General and Administrative Expenses

General and administrative expenses were $5,162,000 in the year ended December 31, 2012, compared to $3,996,000 in the year ended December 31, 2011, an increase of $1,166,000.  This increase was primarily due to an $807,000 reversal of a portion of the litigation loss accrual at our Flushing property in the year ended December 31, 2011.

Interest and Other Income, net

Interest and other income, net was $177,000 in the year ended December 31, 2012, compared to $1,001,000 in the year ended December 31, 2011, a decrease of $824,000.  This decrease was primarily due to $740,000 of income in the year ended December 31, 2011 resulting from the collection of prior period real estate tax billings.

Interest and Debt Expense

Interest and debt expense was $45,652,000 in the year ended December 31, 2012, compared to $43,898,000 in the year ended December 31, 2011, an increase of $1,754,000.  This increase was primarily due to a $2,561,000 reversal of previously recognized interest expense related to our income tax liability in the year ended December 31, 2011, due to the expiration of the applicable statute of limitations, partially offset by savings of $621,000 from lower average debt balances.

Income Tax Benefit (Expense)

In the year ended December 31, 2012, we had income tax expense of $64,000, compared to a $42,000 income tax benefit in the year ended December 31, 2011, an increase in expense of $106,000.  This increase resulted from a true-up of our estimated income tax liability in the year ended December 31, 2011.

Income from Discontinued Operations

Income from discontinued operations was $624,952,000 in the year ended December 31, 2012, compared to $26,215,000 in the year ended December 31, 2011, an increase of $598,737,000.  The increase resulted primarily from a $599,628,000 net gain on the sale of Kings Plaza in November 2012.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $606,000 in the year ended December 31, 2012, compared to $1,623,000 in the year ended December 31, 2011, a decrease of $1,017,000.  This decrease was primarily due to our Kings Plaza energy plant venture partner’s 75% pro-rata share of a true-up in straight-line rental income in the year ended December 31, 2011.  The Kings Plaza energy plant was sold together with Kings Plaza in November 2012.

Related Party Transactions

Vornado

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  At December 31, 2013, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.1% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.

At December 31, 2013, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 3 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.

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

Dividends

On January 15, 2014, we increased our regular quarterly dividend to $3.25 per share (a new indicated annual rate of $13.00 per share).  The new dividend, if continued for all of 2014, would require us to pay out approximately $66,500,000.

Development Project

We have commenced the construction of an apartment tower, which will contain approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center.  Construction is expected to be completed in 2015 and cost approximately $125,000,000, of which $2,265,000 has been incurred as of December 31, 2013.  There can be no assurance that the project will be completed, or completed on schedule or within budget.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of December 31, 2013.

		Interest
(Amounts in thousands)	Balance	Rate	Maturity
731 Lexington Avenue, office space(1)	$314,217	5.33%	Feb. 2014
Rego Park I shopping center(2)	78,246	0.40%	Mar. 2015
731 Lexington Avenue, retail space(3)	320,000	4.93%	Jul. 2015
Paramus	68,000	2.90%	Oct. 2018
Rego Park II shopping center(4)	269,496	2.02%	Nov. 2018
	$1,049,959

-------------------------------------------------------------
(1) We are in the process of finalizing a $300,000 refinancing of this loan.
(2) This loan is 100% cash collateralized.
(3) In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(4) This loan bears interest at LIBOR plus 1.85%.

Below is a summary of our contractual obligations and commitments as of December 31, 2013.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations (principal and interest(1)):
Long-term debt obligations	$1,113,190	$344,320	$427,881	$340,989	$-
Operating lease obligations	10,158	700	1,400	1,592	6,466
Purchase obligations (primarily construction
commitments)	347	347	-	-	-
Other obligations (primarily due to Vornado)	47,934	4,000	8,000	8,000	27,934
	$1,171,629	$349,367	$437,281	$350,581	$34,400

Commitments:
Standby letters of credit	$3,308	$3,308	$-	$-	$-

(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2013.

Liquidity and Capital Resources – continued

Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2014.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss, and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

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

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures in October 2018. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Other

There are various legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

Liquidity and Capital Resources – continued

Cash Flows

Cash and cash equivalents were $347,718,000 at December 31, 2013, compared to $353,396,000 at December 31, 2012, a decrease of $5,678,000.  This decrease resulted from $72,241,000 of net cash used in financing activities and $7,320,000 of net cash used in investing activities, partially offset by $73,883,000 of net cash provided by operating activities. Our consolidated outstanding debt was $1,049,959,000 at December 31, 2013, a $15,957,000 decrease from the balance at December 31, 2012.

Year Ended December 31, 2013

Net cash provided by operating activities of $73,883,000 was comprised of net income of $56,915,000 and $27,876,000 of adjustments for non-cash items, partially offset by $10,908,000 for the net change in operating assets and liabilities.  The adjustments for non-cash items were primarily comprised of depreciation and amortization of $31,395,000, partially offset by straight-lining of rental income of $3,707,000.

Net cash used in investing activities of $7,320,000 was primarily comprised of $7,671,000 of real estate additions.

Net cash used in financing activities of $72,241,000 was primarily comprised of dividends paid on common stock of $56,197,000 and debt repayments of $15,957,000.

Year Ended December 31, 2012

Cash and cash equivalents were $353,396,000 at December 31, 2012, compared to $506,619,000 at December 31, 2011, a decrease of $153,223,000.  This decrease resulted from $973,007,000 of net cash used in financing activities, partially offset by $710,077,000 of net cash provided by investing activities and $109,707,000 of net cash provided by operating activities.

Net cash provided by operating activities was $109,707,000, of which $34,896,000 was related to discontinued operations.  Net cash provided by operating activities was comprised of net income of $674,993,000, and $2,154,000 for the net change in operating assets and liabilities, partially offset by $567,440,000 of adjustments for non-cash items.  The adjustments for non-cash items were primarily comprised of a net gain on the sale of real estate of $599,628,000 and straight-lining of rental income of $4,475,000, partially offset by depreciation and amortization of $36,363,000.

Net cash provided by investing activities of $710,077,000 was comprised of (i) net proceeds from the sale of real estate of $714,054,000 (excluding $30,000,000 of stock consideration) and (ii) proceeds from maturing short-term investments of $5,000,000, partially offset by (iii) $7,351,000 of real estate additions, primarily related to our Rego Park II property and (iv) an increase in restricted cash of $1,626,000.

Net cash used in financing activities of $973,007,000 was primarily comprised of (i) dividends paid on common stock of $699,791,000, which included a special dividend of $623,178,000 to distribute the tax gain on the sale of Kings Plaza, (ii) repayment of the Kings Plaza debt of $250,000,000 upon the sale of the property, (iii) debt repayments of $15,016,000 and (iv) a payment of $7,800,000 to acquire the noncontrolling interest in the Kings Plaza energy plant joint venture, which was sold with the mall.

Liquidity and Capital Resources – continued

Year Ended December 31, 2011

Cash and cash equivalents were $506,619,000 at December 31, 2011, compared to $397,220,000 at December 31, 2010, an increase of $109,399,000.  This increase resulted from $92,514,000 of net cash provided by operating activities, $383,000 of net cash provided by investing activities and $16,502,000 of net cash provided by financing activities.

Net cash provided by operating activities of $92,514,000 was comprised of net income of $81,046,000, and $22,216,000 of adjustments for non-cash items, partially offset by $10,748,000 for the net change in operating assets and liabilities.  The adjustments for non-cash items were primarily comprised of depreciation and amortization of $37,086,000, partially offset by straight-lining of rental income of $12,609,000 and a $2,561,000 reversal of a portion of the liability for income taxes.

Net cash provided by investing activities of $383,000 was comprised of (i) proceeds from maturing short-term investments of $23,000,000, partially offset by (ii) $14,415,000 of real estate additions, primarily related to the development of our Rego Park II property, (iii) purchases of short-term investments of $5,000,000, and (iv) an increase in restricted cash of $3,202,000.

Net cash provided by financing activities of $16,502,000 was primarily comprised of $593,000,000 of proceeds from the refinancing of our Rego Park II, Kings Plaza and Paramus properties, partially offset by debt repayments of $508,479,000 (primarily Rego Park II, Kings Plaza and Paramus) and dividends paid on common stock of $61,277,000.

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

FFO attributable to common stockholders for the year ended December 31, 2013 was $85,717,000, or $16.78 per diluted share, compared to $107,616,000, or $21.07 per diluted share for the prior year.  FFO attributable to common stockholders includes FFO from discontinued operations (Kings Plaza) of $2,252,000, or $0.44 per diluted share for the year ended December 31, 2013, compared to $28,936,000, or $5.67 per diluted share, including $4,218,000 of real property depreciation, for the prior year.

FFO attributable to common stockholders for the quarter ended December 31, 2013 was $23,015,000, or $4.50 per diluted share, compared to $24,723,000, or $4.84 per diluted share for the prior year’s quarter.  FFO attributable to common stockholders includes FFO from discontinued operations (Kings Plaza) of $2,252,000, or $0.44 per diluted share for the quarter ended December 31, 2013, compared to $5,496,000, or $1.08 per diluted share for the prior year’s quarter.

The following table reconciles our net income to FFO:

	For the Year Ended		For the Quarter Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2013	2012	2013	2012
Net income attributable to Alexander’s	$56,915	$674,387	$15,790	$617,157
Net gain on sale of real estate	-	(599,628)	-	(599,628)
Depreciation and amortization of real property	28,802	32,857	7,225	7,194
FFO attributable to common stockholders	$85,717	$107,616	$23,015	$24,723

FFO attributable to common stockholders per diluted share	$16.78	$21.07	$4.50	$4.84

Weighted average shares used in computing diluted FFO per share	5,109,055	5,107,610	5,109,717	5,108,016

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2013			2012
		Weighted	Effect of 1%		Weighted
	December 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable (including $42,924 and $45,803,
respectively, due to Vornado)	$312,420	2.00%	$3,124	$318,048	2.07%
Fixed Rate	780,463	4.46%	-	793,671	4.48%
	$1,092,883		$3,124	$1,111,719

Total effect on diluted earnings per share			$0.61

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of December 31, 2013 and 2012, the estimated fair value of our consolidated debt was $1,115,000,000 and $1,143,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Index to Consolidated Financial Statements	Number

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets at December 31, 2013 and 2012	36

Consolidated Statements of Income for the
Years Ended December 31, 2013, 2012 and 2011	37

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2013, 2012 and 2011	38

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2013, 2012 and 2011	39

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2013, 2012 and 2011	40

Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander’s, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 24, 2014

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2013	2012
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	869,681	864,609
Development and construction in progress	4,924	2,212
Total	919,576	911,792
Accumulated depreciation and amortization	(185,375)	(160,826)
Real estate, net	734,201	750,966
Cash and cash equivalents	347,718	353,396
Restricted cash	90,044	90,395
Marketable securities	31,522	31,206
Tenant and other receivables, net of allowance for doubtful accounts of $1,993 and $2,219, respectively	2,925	1,953
Receivable arising from the straight-lining of rents	177,401	173,694
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$36,728 and $39,910, respectively	50,273	54,461
Deferred debt issuance costs, net of accumulated amortization of $19,187 and $16,834, respectively	3,246	5,522
Other assets	20,394	20,217
	$1,457,724	$1,481,810

LIABILITIES AND EQUITY
Mortgages payable	$1,049,959	$1,065,916
Amounts due to Vornado	43,307	46,445
Accounts payable and accrued expenses	27,450	33,621
Other liabilities	3,427	3,675
Total liabilities	1,124,143	1,149,657

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued 5,173,450 shares;
outstanding, 5,106,196 shares and 5,105,936 shares, respectively	5,173	5,173
Additional capital	29,745	29,352
Retained earnings	297,515	296,797
Accumulated other comprehensive income	1,522	1,206
	333,955	332,528
Treasury stock: 67,254 shares and 67,514 shares, respectively, at cost	(374)	(375)
Total equity	333,581	332,153
	$1,457,724	$1,481,810

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUES
Property rentals	$135,908	$134,847	$133,682
Expense reimbursements	60,551	56,465	51,564
Total revenues	196,459	191,312	185,246

EXPENSES
Operating, including fees to Vornado of $4,196, $4,318, and $3,687, respectively	64,675	61,755	55,481
Depreciation and amortization	28,987	28,815	28,083
General and administrative, including management fees to Vornado of $2,380, $2,160
and $2,160, respectively	5,281	5,162	3,996
Total expenses	98,943	95,732	87,560

OPERATING INCOME	97,516	95,580	97,686

Interest and other income, net	1,527	177	1,001
Interest and debt expense	(44,540)	(45,652)	(43,898)
Income before income taxes	54,503	50,105	54,789
Income tax benefit (expense)	160	(64)	42
Income from continuing operations	54,663	50,041	54,831
Income from discontinued operations, including a $599,628 net gain on sale of real
estate in 2012	2,252	624,952	26,215
Net income	56,915	674,993	81,046
Net income attributable to the noncontrolling interest	-	(606)	(1,623)
Net income attributable to Alexander’s	$56,915	$674,387	$79,423

Income per common share - basic and diluted:
Income from continuing operations	$10.70	$9.80	$10.74
Income from discontinued operations, net	0.44	122.24	4.81
Net income per common share	$11.14	$132.04	$15.55
Weighted average shares outstanding	5,109,055	5,107,610	5,106,568

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$56,915	$674,993	$81,046
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	316	1,206	-
Comprehensive income	57,231	676,199	81,046
Less comprehensive income attributable to the noncontrolling interest	-	(606)	(1,623)
Comprehensive income attributable to Alexander's	$57,231	$675,593	$79,423

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated
					Other		Non-
	Common Stock		Additional	Retained	Comprehensive	Treasury	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Interest	Equity
Balance, December 31, 2010	5,173	$5,173	$31,501	$304,055	$-	$(375)	$3,422	$343,776
Net income	-	-	-	79,423	-	-	1,623	81,046
Dividends paid	-	-	-	(61,277)	-	-	-	(61,277)
Distributions	-	-	-	-	-	-	(600)	(600)
Deferred stock unit grant	-	-	300	-	-	-	-	300
Balance, December 31, 2011	5,173	5,173	31,801	322,201	-	(375)	4,445	363,245
Net income	-	-	-	674,387	-	-	606	674,993
Dividends paid, including a special
dividend of $623,178	-	-	-	(699,791)	-	-	-	(699,791)
Acquisition of the noncontrolling
interest	-	-	(2,749)	-	-	-	(5,051)	(7,800)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	1,206	-	-	1,206
Deferred stock unit grant	-	-	300	-	-	-	-	300
Balance, December 31, 2012	5,173	5,173	29,352	296,797	1,206	(375)	-	332,153
Net income	-	-	-	56,915	-	-	-	56,915
Dividends paid	-	-	-	(56,197)	-	-	-	(56,197)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	316	-	-	316
Deferred stock unit grant	-	-	394	-	-	-	-	394
Other	-	-	(1)	-	-	1	-	-
Balance, December 31, 2013	5,173	$5,173	$29,745	$297,515	$1,522	$(374)	$-	$333,581

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,915	$674,993	$81,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	31,395	36,363	37,086
Straight-lining of rental income	(3,707)	(4,475)	(12,609)
Stock-based compensation expense	394	300	300
Reduction of income tax liability	(206)	-	(2,561)
Net gain on sale of real estate	-	(599,628)	-
Change in operating assets and liabilities:
Tenant and other receivables, net	(972)	234	1,672
Other assets	(472)	4,318	(5,484)
Amounts due to Vornado	(3,138)	(2,405)	(2,445)
Accounts payable and accrued expenses	(6,284)	(107)	(4,547)
Other liabilities	(42)	114	56
Net cash provided by operating activities	73,883	109,707	92,514

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(7,671)	(7,351)	(14,415)
Restricted cash	351	(1,626)	(3,202)
Proceeds from sale of real estate	-	714,054	-
Proceeds from maturing short-term investments	-	5,000	23,000
Purchases of short-term investments	-	-	(5,000)
Net cash (used in) provided by investing activities	(7,320)	710,077	383

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid, including a special dividend of $623,178 in 2012	(56,197)	(699,791)	(61,277)
Debt repayments	(15,957)	(265,016)	(508,479)
Debt issuance costs	(87)	(400)	(6,142)
Acquisition of the noncontrolling interest	-	(7,800)	-
Proceeds from borrowing	-	-	593,000
Distributions to the noncontrolling interest	-	-	(600)
Net cash (used in) provided by financing activities	(72,241)	(973,007)	16,502

Net (decrease) increase in cash and cash equivalents	(5,678)	(153,223)	109,399
Cash and cash equivalents at beginning of year	353,396	506,619	397,220
Cash and cash equivalents at end of year	$347,718	$353,396	$506,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$42,121	$47,932	$53,343

NON-CASH TRANSACTIONS
Liability for real estate additions included in accounts payable and accrued expenses	$1,084	$221	$3,052
Marketable securities received in connection with the sale of real estate	-	30,000	-
Commission payable to Vornado incurred in connection with the sale of real estate	-	7,510	-
Write-off of fully amortized and/or depreciated assets	-	648	6,799

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

•        Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado;

•        Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA Property, Inc.; and

•        Flushing, a 167,000 square foot building, located at Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property under development

•        Rego Park II Apartment Tower; We have commenced the construction of an apartment tower, which will contain approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center.  Construction is expected to be completed in 2015 and cost approximately $125,000,000, of which $2,265,000 has been incurred as of December 31, 2013.  There can be no assurance that the project will be completed, or completed on schedule or within budget.

Property to be developed

•        Rego Park III, a 3.2 acre land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

We have determined that our properties have similar economic characteristics and meet the criteria that permit the properties to be aggregated into one reportable segment (the leasing, management, development and redeveloping of properties in the greater New York City metropolitan area).  Our chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment.  Net operating income for each property represents net rental revenues less operating expenses.

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

Recently Issued Accounting Literature –  In February 2013, the Financial Accounting Standards Board issued Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires additional disclosures regarding significant reclassifications out of each component of accumulated other comprehensive income, including the effect on the respective line items of net income for amounts that are required to be reclassified into net income in their entirety and cross-references to other disclosures providing additional information for amounts that are not required to be reclassified into net income in their entirety.  The adoption of this update as of January 1, 2013, did not have any impact on our consolidated financial statements.

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components.  As real estate is undergoing development activities, all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.  The capitalization period begins when development activities are underway and ends when the project is substantially complete.  General and administrative costs are expensed as incurred.  Depreciation is recognized on a straight-line basis over estimated useful lives, which range from 3 to 40 years.  Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

Our properties and related intangible assets, including properties to be developed in the future and currently under development, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  For our development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value.  If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value, due to their short-term maturities.  The majority of our cash and cash equivalents consist of (i) deposits at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit, (ii) United States Treasury Bills, (iii) money market funds, which invest in United States Treasury Bills and (iv) certificates of deposit placed through an account registry service (“CDARS”).  To date we have not experienced any losses on our invested cash.

Restricted Cash –  Restricted cash primarily consists of cash held in a non-interest bearing escrow account in connection with our Rego Park I 100% cash collateralized mortgage, as well as security deposits and other cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Marketable Securities – Our marketable securities consist of common shares of The Macerich Company (NYSE: MAC) (“Macerich”), which are classified as available-for-sale.  Available-for-sale securities are presented at fair value on our consolidated balance sheets.  Unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income” and are recognized in earnings only upon the sale of the securities.  We evaluate our marketable securities for impairment at the end of each reporting period.  If investments have unrealized losses, we evaluate the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline.  In our evaluation, we consider our ability and intent to hold our investment for a reasonable period of time sufficient for us to recover our cost basis, as well as the near-term prospects for the investment in relation to the severity and duration of the decline.

Allowance for Doubtful Accounts – We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,993,000 and $2,219,000 as of December 31, 2013 and 2012, respectively) for the estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2013 were categorized, for federal income tax purposes, as ordinary income.  Dividends distributed for the year ended December 31, 2012 were characterized, for federal income tax purposes, as 10.9% ordinary income and 89.1% long-term capital gain.

The following table reconciles our net income to estimated taxable income for the years ended December 31, 2013, 2012 and 2011.

(Unaudited and in thousands)	Years Ended December 31,
	2013	2012	2011
Net income attributable to Alexander’s	$56,915	$674,387	$79,423
Straight-line rent adjustments	(3,707)	(4,475)	(12,609)
Depreciation and amortization timing differences	2,134	910	1,263
Interest expense	27	29	(2,425)
Reversal of liability for income taxes	(206)	-	-
Additional tax gain on sale of the Kings Plaza
Regional Shopping Center	-	23,928	-
Other	(2,213)	4,396	(3,429)
Estimated taxable income	$52,950	$699,175	$62,223

At December 31, 2013, the net basis of our assets and liabilities for tax purposes are approximately $189,757,000 lower than the amount reported for financial statement purposes.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS

Vornado

At December 31, 2013, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  At December 31, 2013, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.1% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $272,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, Vornado is entitled to a development fee of 6% of development costs, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.84% at December 31, 2013).

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS – continued

The following is a summary of fees to Vornado under the agreements discussed above, and includes $2,021,000 and $3,182,000 of property management and leasing fees in the years ended December 31, 2012 and 2011, respectively, related to the Kings Plaza Regional Shopping Center (“Kings Plaza”), which was sold in November 2012 (see Note 4 – Discontinued Operations).

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Company management fees	$2,800	$2,983	$3,000
Development fees	-	438	750
Leasing fees	1,126	2,217	4,472
Commission on sale of real estate	-	7,510	-
Property management fees and payments for cleaning, engineering
and security services	3,415	4,531	4,120
	$7,341	$17,679	$12,342

At December 31, 2013, we owed Vornado $42,924,000 for leasing fees and $383,000 for management, property management and cleaning fees.

4.     DISCONTINUED OPERATIONS

On November 28, 2012, we completed the sale of Kings Plaza located in Brooklyn, New York, to Macerich, for $751,000,000.  Net proceeds from the sale, after repaying the existing loan and closing costs, were $479,000,000, of which $30,000,000 was in Macerich common shares.  The financial statement gain was $601,976,000, of which $599,628,000 was recognized in the fourth quarter of 2012 and the remaining $2,348,000 was deferred and will be recognized upon the disposition of the Macerich common shares.  Prior to the sale, in November 2012, we acquired the remaining 75% interest in our consolidated subsidiary, the Kings Plaza energy plant joint venture (which was sold with Kings Plaza), for $7,800,000 in cash.

On November 30, 2012, our Board of Directors declared a special long-term capital gain dividend of $122.00 per share, or $623,178,000 in the aggregate, to distribute the tax gain resulting from the sale of Kings Plaza.

In accordance with the provisions of ASC 360, Property, Plant and Equipment, we have reclassified the revenues and expenses of Kings Plaza to “income from discontinued operations” for all of the periods presented on our consolidated statements of income.  The table below sets forth the income from discontinued operations for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Total revenues	$-	$61,836	$69,006
Total operating expenses(1)	-	31,214	35,764
	-	30,622	33,242
Interest and other income, net	2,252	45	1,671
Interest and debt expense	-	(5,343)	(8,698)
Net gain on sale	-	599,628	-
Income from discontinued operations	$2,252	$624,952	$26,215
___________________
(1)	Includes fees to Vornado of $1,368 and $1,598 for the years ended December 31, 2012 and 2011, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     MARKETABLE SECURITIES

As of December 31, 2013 and 2012, we owned 535,265 Macerich common shares, which were received in connection with the sale of Kings Plaza to Macerich.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of December 31, 2013 and 2012, the fair value of these shares were $31,522,000 and $31,206,000, respectively, based on Macerich’s closing share price of $58.89 per share and $58.30 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”  Other comprehensive income includes unrealized gains of $316,000 and $1,206,000 for the years ended December 31, 2013 and 2012, respectively.

6.    MORTGAGES PAYABLE

The following is a summary of outstanding mortgages payable.

			Interest Rate at	Balance at December 31,
(Amounts in thousands)		Maturity	December 31, 2013	2013	2012
First mortgages secured by:
	731 Lexington Avenue, office space(1)	Feb. 2014	5.33%	$314,217	$327,425
	Rego Park I shopping center (100% cash
	collateralized)	Mar. 2015	0.40%	78,246	78,246
	731 Lexington Avenue, retail space(2)	Jul. 2015	4.93%	320,000	320,000
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(3)	Nov. 2018	2.02%	269,496	272,245
				$1,049,959	$1,065,916

(1)	We are in the process of finalizing a $300,000 refinancing of this loan.
(2)	In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(3)	This loan bears interest at LIBOR plus 1.85%.

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $728,007,000 at December 31, 2013.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them.  As of December 31, 2013, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2014	$317,179
2015	401,439
2016	3,440
2017	3,707
2018	324,194
Thereafter	-

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets at December 31, 2013 and 2012 consists solely of marketable securities, which is presented in the table below, based on its level in the fair value hierarchy.  There were no financial liabilities measured at fair value at December 31, 2013 and 2012.

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$31,522	$31,522	$-	$-

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$31,206	$31,206	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, mortgages payable and leasing commissions due to Vornado.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable and leasing commissions due to Vornado is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$184,796	$184,796	$289,054	$289,054

Liabilities:
Mortgages payable	$1,049,959	$1,072,000	$1,065,916	$1,097,000
Leasing commissions (included in Amounts due to Vornado)	42,924	43,000	45,803	46,000
	$1,092,883	$1,115,000	$1,111,719	$1,143,000

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    LEASES

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

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2014	$126,803
2015	127,885
2016	119,594
2017	120,932
2018	120,971
Thereafter	1,022,573

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales.  For the years ended December 31, 2013, 2012, and 2011, these rents were $416,000, $416,000, and $427,000, respectively.

Bloomberg accounted for $88,164,000, $86,468,000 and $84,526,000, or 45%, 45% and 46% of our total revenues in the years ended December 31, 2013, 2012 and 2011, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

As Lessee

We are a tenant under a long-term ground lease at our Flushing property, which expires in 2027 and has one 10-year extension option.  Future lease payments under this operating lease, excluding the extension option, are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2014	$700
2015	700
2016	700
2017	792
2018	800
Thereafter	6,466

Rent expense was $746,000 in each of the years ended December 31, 2013, 2012 and 2011.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    STOCK-BASED COMPENSATION

Our Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors.  As of December 31, 2013, there were 3,521 DSUs outstanding and 891,219 shares were available for future grant.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.

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

10.  COMMITMENTS AND CONTINGENCIES

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2014.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss, and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES – continued

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures in October 2018. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $3,308,000 of standby letters of credit were issued and outstanding as of December 31, 2013.

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

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2013, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2013, 2012 and 2011 our subsidiaries contributed $138,000, $196,000 and $215,000, respectively, towards Multiemployer Pension Plans.  Of these amounts, $61,000 and $75,000 in the years ended December 31, 2012 and 2011, respectively, represent contributions related to discontinued operations, which are included as a component of “income from discontinued operations” on our consolidated statements of income.  Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2013, 2012 and 2011.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2013, 2012 and 2011 our subsidiaries contributed $499,000, $734,000 and $731,000, respectively, towards these plans.  Of these amounts, $250,000 and $251,000 in the years ended December 31, 2012 and 2011, respectively, represent contributions related to discontinued operations, which are included as a component of “income from discontinued operations” on our consolidated statements of income.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2013, 2012 and 2011.

	For the Years Ended December 31,
(Amounts in thousands, except share and per share amounts)	2013	2012	2011
Income from continuing operations	$54,663	$50,041	$54,831
Income from discontinued operations, net of income attributable to
the noncontrolling interest	2,252	624,346	24,592
Net income attributable to common stockholders – basic and diluted	$56,915	$674,387	$79,423

Weighted average shares outstanding – basic and diluted	5,109,055	5,107,610	5,106,568

Income from continuing operations	$10.70	$9.80	$10.74
Income from discontinued operations, net	0.44	122.24	4.81
Net income per common share – basic and diluted	$11.14	$132.04	$15.55

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

			Net Income
			Attributable to		Net Income Per
			Common		Common Share(1)
	(Amounts in thousands, except per share amounts)	Revenues	Stockholders		Basic	Diluted
	2013
	December 31	$50,496	$15,790		$3.09	$3.09
	September 30	49,886	13,824		2.71	2.71
	June 30	47,302	13,139		2.57	2.57
	March 31	48,775	14,162		2.77	2.77

	2012
	December 31	$48,491	$617,157	(2)	$120.82	$120.82
	September 30	48,642	18,856		3.69	3.69
	June 30	46,878	18,892		3.70	3.70
	March 31	47,301	19,482		3.81	3.81
____________________________________
(1)	The total for the year may differ from the sum of the quarters as a result of weighting.
(2)	Includes a $599,628 net gain on sale of real estate.

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

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 55 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 24, 2014

ITEM 9b.  other information

None.

PART III

ITEM 10.   directors, executive officers and corporate governance

Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2013.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)

Steven Roth	72

Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Joseph Macnow	68

Executive Vice President and Chief Financial Officer since June 2002; Executive Vice President – Finance and Administration from March 2001 to June 2002; Vice President and Chief Financial Officer from August 1995 to March 2001; Executive Vice President – Finance and Chief Administrative Officer of Vornado Realty Trust since June 2013; Executive Vice President – Finance and Administration of Vornado Realty Trust from January 1998 to June 2013 and Chief Financial Officer of Vornado Realty Trust from March 2001 to June 2013; and Vice President and Chief Financial Officer of Vornado Realty Trust from 1985 to January 1998.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, regarding our equity compensation.

Number of securities
	(a)		remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	3,521	$-	891,219
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,521	$-	891,219

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

Pages in this
Annual Report
on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended
December 31, 2013, 2012 and 2011	60

Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2013, 2012 and 2011	61

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.     The following exhibits listed on the Exhibit Index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K.

Exhibit
No.
10.59	Form of Alexander’s, Inc. 2006 Omnibus Stock Plan Deferred Stock Unit Grant Agreement

10.60	Second Amendment and Modification of Loan Agreement and Other Loan Documents and Ratification of Guarantor, dated November 15, 2013, by and between Rego II Borrower LLC, as Borrower, and the Lender

10.61	Partial Release of Mortgage, dated November 15, 2013, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee

10.62	Partial Release of Assignment of Leases and Rents, dated November 15, 2013, by and between Rego II Borrower LLC, as Assignor, and the Assignee

12	Computation of Ratios

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 24, 2014	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 24, 2014
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Joseph Macnow	Executive Vice President and	February 24, 2014
	(Joseph Macnow)	Chief Financial Officer
(Principal Financial and Accounting Officer)
February 24, 2014
By:	/s/Thomas R. DiBenedetto	Director
(Thomas R. DiBenedetto)
February 24, 2014
By:	/s/David Mandelbaum	Director
(David Mandelbaum)
February 24, 2014
By:	/s/Arthur Sonnenblick	Director
(Arthur Sonnenblick)
February 24, 2014
By:	/s/Neil Underberg	Director
(Neil Underberg)
February 24, 2014
By:	/s/Richard R. West	Director
(Richard R. West)
February 24, 2014
By:	/s/Russell B. Wight Jr.	Director
(Russell B. Wight Jr)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions:	Deductions:
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written Off	of Year

Allowance for doubtful accounts:
Year Ended December 31, 2013	$2,219	$348	$(574)	$1,993

Year Ended December 31, 2012	$1,039	$1,304	$(124)	$2,219

Year Ended December 31, 2011	$1,047	$427	$(435)	$1,039

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross Amount at Which
		Initial Cost to Company(1)			Carried at Close of Period							Depreciation
			Building,	Costs		Building,			Accumulated			in Latest
			Leaseholds	Capitalized		Leaseholds			Depreciation			Income
			and Leasehold	Subsequent		and Leasehold	Construction		and	Date of	Date	Statement
Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	In Progress	Total(2)	Amortization	Construction	Acquired(1)	is Computed
New York, NY
Rego Park I	$78,246	$1,647	$8,953	$48,177	$1,647	$56,380	$750	$58,777	$26,056	1959	1992	3-39 years
Rego Park II:
Retail	269,496	3,127	1,467	384,105	3,127	385,403	169	388,699	42,145	2009	1992	3-40 years
Residential	-	-	-	2,265	-	-	2,265	2,265	-	N/A	1992	N/A
Rego Park III	-	779	-	2,243	779	503	1,740	3,022	81	N/A	1992	5-15 years
Flushing	-	-	1,660	(107)	-	1,553	-	1,553	732	1975(3)	1992	N/A
Lexington Avenue	634,217	14,432	12,355	426,552	27,497	425,842	-	453,339	116,361	2003	1992	9-39 years

Paramus, NJ	68,000	1,441	-	10,313	11,754	-	-	11,754	-	N/A	1992	N/A

Other Properties	-	167	1,804	(1,804)	167	-	-	167	-	N/A	1992	N/A
TOTAL	$1,049,959	$21,593	$26,239	$871,744	$44,971	$869,681	$4,924	$919,576	$185,375

(1) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $189,757 lower than the amount reported for financial statement purposes.
(3)	Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

	December 31,
	2013	2012	2011
REAL ESTATE:
Balance at beginning of period	$911,792	$906,907	$897,312
Additions (deletions) during the period:
Land	-	-	-
Buildings and leasehold improvements	5,072	3,776	49,027
Development and construction in progress	2,712	1,109	(39,432)
	919,576	911,792	906,907
Less: Fully depreciated assets	-	-	-
Balance at end of period	$919,576	$911,792	$906,907

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$160,826	$136,460	$112,765
Additions charged to operating expenses	24,549	24,366	23,695
	185,375	160,826	136,460
Less: Fully depreciated assets	-	-	-
Balance at end of period	$185,375	$160,826	$136,460

EXHIBIT INDEX
Exhibit
No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 3(ii) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

10.1		-

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

*
__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.33		-

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

*

10.42	**	-	Form of Alexander’s, Inc. 2006 Ominibus Stock Plan Deferred Stock Unit Agreement. Incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on June 2, 2011	*

10.43		-

Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*
___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.44		-

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

First Amendment and Modification of Loan and Security Agreement and Other Loan Documents, dated as of June 20, 2012 by and between Rego II Borrower LLC, as Borrower, and the Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 6, 2012

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

*

10.54		-	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp	*

10.55	**	-

Agreement, dated February 27, 2013, between Michael D. Fascitelli and Alexander’s, Inc. Incorporated herein by reference from Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on February 28, 2013

*
___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.56	**	-

Waiver and Release, dated February 27, 2013, between Michael D. Fascitelli and Alexander’s, Inc. Incorporated herein by reference from Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on February 28, 2013

*

10.57		-

Second Omnibus Loan Modification and Extension Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 6, 2013

*

10.58		-

Second Mortgage Modification Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Mortgator and U.S. Bank National Association, as Mortgagee. Incorporated herein by reference from exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on May 6, 2013

*

10.59	**	-	Form of Alexander’s, Inc. 2006 Omnibus Stock Plan Deferred Stock Unit Grant Agreement

10.60		-	Second Amendment and Modification of Loan Agreement and Other Loan Documents and Ratification of Guarantor, dated November 15, 2013, by and between Rego II Borrower LLC, as Borrower, and the Lender

10.61		-	Partial Release of Mortgage, dated November 15, 2013, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee

10.62		-	Partial Release of Assignment of Leases and Rents, dated November 15, 2013, by and between Rego II Borrower LLC, as Assignor, and the Assignee

12		-	Computation of Ratios

21		-	Subsidiaries of Registrant

23		-	Consent of Independent Registered Public Accounting Firm

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase
___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.