Form 10-Q
period 2014-03-31
ALEXANDERS INC
filed 2014-05-05
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

☐Large Accelerated Filer	☒ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of April 30, 2014, there were 5,106,196 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	March 31, 2014 and December 31, 2013	3

	Consolidated Statements of Income (Unaudited) for the
	Three Months Ended March 31, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three Months Ended March 31, 2014 and 2013	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Three Months Ended March 31, 2014 and 2013	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Three Months Ended March 31, 2014 and 2013	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	14

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Exhibit Index		24

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2014	2013
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	870,630	869,681
Development and construction in progress	6,085	4,924
Total	921,686	919,576
Accumulated depreciation and amortization	(191,526)	(185,375)
Real estate, net	730,160	734,201
Cash and cash equivalents	355,328	347,718
Restricted cash	85,534	90,044
Marketable securities	33,363	31,522
Tenant and other receivables, net of allowance for doubtful accounts of $1,960 and $1,993, respectively	2,732	2,925
Receivable arising from the straight-lining of rents	178,042	177,401
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$35,868 and $36,728, respectively	49,161	50,273
Deferred debt issuance costs, net of accumulated amortization of $9,243 and $19,187, respectively	6,844	3,246
Other assets	10,879	20,394
	$1,452,043	$1,457,724

LIABILITIES AND EQUITY
Mortgages payable	$1,035,022	$1,049,959
Amounts due to Vornado	42,492	43,307
Accounts payable and accrued expenses	37,004	27,450
Other liabilities	3,424	3,427
Total liabilities	1,117,942	1,124,143

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	29,745	29,745
Retained earnings	296,152	297,515
Accumulated other comprehensive income	3,405	1,522
	334,475	333,955
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	334,101	333,581
	$1,452,043	$1,457,724

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Property rentals	$34,136	$34,171
Expense reimbursements	15,332	14,604
Total revenues	49,468	48,775

EXPENSES
Operating, including fees to Vornado of $1,089 and $982, respectively	16,490	15,607
Depreciation and amortization	7,261	7,223
General and administrative, including management fees to Vornado of
$595 in each period	1,187	1,017
Total expenses	24,938	23,847

OPERATING INCOME	24,530	24,928

Interest and other income, net	401	385
Interest and debt expense	(9,684)	(11,148)
Income before income taxes	15,247	14,165
Income tax expense	(3)	(3)
Net income	$15,244	$14,162

Net income per common share – basic and diluted	$2.98	$2.77

Weighted average shares outstanding	5,109,717	5,108,016

Dividends per common share	$3.25	$2.75

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income	$15,244	$14,162
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	1,841	3,254
Change in value of interest rate cap	42	-
Comprehensive income	$17,127	$17,416

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2012	5,173	$5,173	$29,352	$296,797	$1,206	$(375)	$332,153
Net income	-	-	-	14,162	-	-	14,162
Dividends paid	-	-	-	(14,047)	-	-	(14,047)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	3,254	-	3,254
Balance, March 31, 2013	5,173	$5,173	$29,352	$296,912	$4,460	$(375)	$335,522

Balance, December 31, 2013	5,173	$5,173	$29,745	$297,515	$1,522	$(374)	$333,581
Net income	-	-	-	15,244	-	-	15,244
Dividends paid	-	-	-	(16,607)	-	-	(16,607)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	1,841	-	1,841
Change in value of interest rate cap	-	-	-	-	42	-	42
Balance, March 31, 2014	5,173	$5,173	$29,745	$296,152	$3,405	$(374)	$334,101

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net income	$15,244	$14,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	7,898	7,821
Straight-lining of rental income	(641)	(949)
Change in operating assets and liabilities:
Tenant and other receivables, net	193	(424)
Other assets	9,547	9,277
Amounts due to Vornado	(815)	(822)
Accounts payable and accrued expenses	8,888	4,488
Other liabilities	(3)	(1)
Net cash provided by operating activities	40,311	33,552

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	4,510	919
Construction in progress and real estate additions	(1,444)	(1,267)
Net cash provided by (used in) investing activities	3,066	(348)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(314,937)	(3,963)
Proceeds from borrowing	300,000	-
Dividends paid	(16,607)	(14,047)
Debt issuance costs	(4,223)	(82)
Net cash used in financing activities	(35,767)	(18,092)

Net increase in cash and cash equivalents	7,610	15,112
Cash and cash equivalents at beginning of period	347,718	353,396
Cash and cash equivalents at end of period	$355,328	$368,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $30 in 2014	$10,291	$10,472

NON-CASH TRANSACTIONS
Liability for real estate additions included in accounts payable and accrued expenses	$1,750	$603
Write-off of fully amortized and depreciated assets	10,569	-

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

2.             Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

We currently operate in one business segment.

3.             Recently Issued Accounting Literature

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  In addition, the ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014.  The adoption of this update on January 1, 2015 is not expected to have any impact on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Relationship with Vornado

At March 31, 2014, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

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

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.58% at March 31, 2014).

Other Agreements

We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties, for an annual fee equal to the cost of such services plus 6%.

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended
	March 31,
(Amounts in thousands)	2014	2013
Company management fees	$700	$700
Leasing fees	178	386
Property management fees and payments for cleaning, engineering
and security services	870	795
	$1,748	$1,881

At March 31, 2014, we owed Vornado $42,102,000 for leasing fees and $390,000 for management, property management, cleaning and security fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Rego Park II Apartment Tower

We have commenced the construction of an apartment tower that will contain approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $4,109,000 has been incurred as of March 31, 2014.  There can be no assurance that the project will be completed on schedule, or within budget.

6.             Marketable Securities

As of March 31, 2014 and December 31, 2013, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC), which were received in connection with the sale of the Kings Plaza Regional Shopping Center to Macerich in November 2012.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of March 31, 2014 and December 31, 2013, the fair values of these shares were $33,363,000 and $31,522,000, respectively, based on Macerich’s closing share price of $62.33 per share and $58.89 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $22,017,000 and $21,802,000, representing 45% of our total revenues in each of the three-month periods ended March 31, 2014 and 2013, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Mortgages Payable

On February 28, 2014, we completed a $300,000,000 refinancing of the office portion of 731 Lexington Avenue.  The interest-only loan is at LIBOR plus 0.95% and matures in March 2017, with four one-year extension options.  The proceeds of the new loan and existing cash were used to repay the existing loan and closing costs.  In connection therewith, we purchased an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

The following is a summary of our outstanding mortgages payable.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

				Balance at
			Interest Rate at	March 31,	December 31,
(Amounts in thousands)		Maturity(1)	March 31, 2014	2014	2013
First mortgages secured by:
	Rego Park I shopping center (100% cash
	collateralized)	Mar. 2015	0.40%	$78,246	$78,246
	731 Lexington Avenue, retail space(2)	Jul. 2015	4.93%	320,000	320,000
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(3)	Nov. 2018	2.00%	268,776	269,496
	731 Lexington Avenue, office space	Mar. 2021	1.11%	300,000	314,217
				$1,035,022	$1,049,959

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	This loan is non-recourse to us, except for $75,000 in the event of a substantial casualty, as defined.
(3)	This loan bears interest at LIBOR plus 1.85%.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets at March 31, 2014 and December 31, 2013, consist of marketable securities and an interest rate cap, which are presented in the table below, based on their level in the fair value hierarchy.  There were no financial liabilities measured at fair value at March 31, 2014 and December 31, 2013.

	As of March 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$33,363	$33,363	$-	$-
Interest rate cap (included in other assets)	242	-	242	-
Total assets	$33,605	$33,363	$242	$-

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$31,522	$31,522	$-	$-

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.             Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, mortgages payable and leasing commissions due to Vornado.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable and leasing commissions due to Vornado is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$341,294	$341,294	$184,796	$184,796

Liabilities:
Mortgages payable	$1,035,022	$1,055,000	$1,049,959	$1,072,000
Leasing commissions (included in Amounts due to Vornado)	42,102	42,000	42,924	43,000
	$1,077,124	$1,097,000	$1,092,883	$1,115,000

10.          Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007, which expires in December 2014.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.          Commitments and Contingencies – continued

Flushing Property

In 2002, Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000.  Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases.  In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo’s Purchase of the Property from us and sought $50,000,000 in damages from our tenant, who sought indemnification from us for such amount.  In August 2012, the Court entered judgment denying Expo’s claim for damages.  Expo filed a motion to re-argue the decision, which the Court denied on December 7, 2012.  Expo appealed the Court’s August 2012 decision, which the Court denied on April 16, 2014.

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

Letters of Credit

Approximately $3,308,000 of standby letters of credit were outstanding as of March 31, 2014.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

11.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2014	2013
Net income	$15,244	$14,162

Weighted average shares outstanding – basic and diluted	5,109,717	5,108,016

Net income per common share – basic and diluted	$2.98	$2.77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 5, 2014

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2013.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2014 and 2013. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.  There have been no significant changes to these policies during 2014.

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

Quarter Ended March 31, 2014 Financial Results Summary

Net income for the quarter ended March 31, 2014 was $15,244,000, or $2.98 per diluted share, compared to $14,162,000, or $2.77 per diluted share for the quarter ended March 31, 2013.  Funds from operations (“FFO”) for the quarter ended March 31, 2014 was $22,474,000, or $4.40 per diluted share, compared to $21,339,000, or $4.18  per diluted share for the prior year’s quarter.

Square Footage and Occupancy

As of March 31, 2014 and December 31, 2013, our portfolio was comprised of six properties aggregating 2,178,000 square feet that had an occupancy rate of 99.4%.

Financing

On February 28, 2014, we completed a $300,000,000 refinancing of the office portion of 731 Lexington Avenue.  The interest-only loan is at LIBOR plus 0.95% (1.11% at March 31, 2014) and matures in March 2017, with four one-year extension options.  The proceeds of the new loan and existing cash were used to repay the existing $312,000,000 5.33% fixed-rate loan and closing costs.  In connection therewith, we purchased an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $22,017,000 and $21,802,000, representing 45% of our total revenues in each of the three-month periods ended March 31, 2014 and 2013, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Results of Operations – Three Months Ended March 31, 2014, compared to March 31, 2013

Property Rentals

Property rentals were $34,136,000 in the quarter ended March 31, 2014, compared to $34,171,000 in the prior year’s quarter, a decrease of $35,000.

Expense Reimbursements

Tenant expense reimbursements were $15,332,000 in the quarter ended March 31, 2014, compared to $14,604,000 in the prior year’s quarter, an increase of $728,000.  This increase was primarily due to higher real estate taxes.

Operating Expenses

Operating expenses were $16,490,000 in the quarter ended March 31, 2014, compared to $15,607,000 in the prior year’s quarter, an increase of $883,000.  This increase was primarily due to higher real estate taxes.

Depreciation and Amortization

Depreciation and amortization was $7,261,000 in the quarter ended March 31, 2014, compared to $7,223,000 in the prior year’s quarter, an increase of $38,000.

General and Administrative Expenses

General and administrative expenses were $1,187,000 in the quarter ended March 31, 2014, compared to $1,017,000 in the prior year’s quarter, an increase of $170,000.  This increase was primarily due to higher professional fees.

Interest and Other Income, net

Interest and other income, net was $401,000 in the quarter ended March 31, 2014, compared to $385,000 in the prior year’s quarter, an increase of $16,000.

Interest and Debt Expense

Interest and debt expense was $9,684,000 in the quarter ended March 31, 2014, compared to $11,148,000 in the prior year’s quarter, a decrease of $1,464,000.  This decrease was primarily due to savings resulting from the refinancing of the office portion of 731 Lexington Avenue on February 28, 2014.

Income Tax Expense

Income tax expense was $3,000 in each of the quarters ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Cash Flows

Property rental income is our primary source of cash flow and is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents.  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders.  Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.  We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization, recurring capital expenditures and development expenditures related to the Rego Park II apartment tower.

We have no debt maturing in 2014.  In 2015, $398,246,000 of our debt, of which $78,246,000 is cash collateralized, is scheduled to mature.  We may refinance our maturing debt as it comes due or choose to repay it at maturity.

Development Project

We have commenced the construction of an apartment tower that will contain approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $4,109,000 has been incurred as of March 31, 2014.  There can be no assurance that the project will be completed on schedule, or within budget.

Three Months Ended March 31, 2014

Cash and cash equivalents were $355,328,000 at March 31, 2014, compared to $347,718,000 at December 31, 2013, an increase of $7,610,000.  This increase resulted from $40,311,000 of net cash provided by operating activities and $3,066,000 of net cash provided by investing activities, partially offset by $35,767,000 of net cash used in financing activities.

Net cash provided by operating activities of $40,311,000 was comprised of net income of $15,244,000, adjustments for non-cash items of $7,257,000 and the net change in operating assets and liabilities of $17,810,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $7,898,000, partially offset by the straight-lining of rental income of $641,000.

Net cash provided by investing activities of $3,066,000 was comprised of a decrease in restricted cash of $4,510,000, partially offset by capital expenditures of $1,444,000 (primarily Rego Park II apartment tower).

Net cash used in financing activities of $35,767,000 was primarily comprised of (i) debt repayments of $314,937,000 (primarily repayment of the loan on the office portion of 731 Lexington Avenue) and (ii) dividends paid on common stock of $16,607,000, partially offset by (iii) $300,000,000 of proceeds from the refinancing of the office portion of 731 Lexington Avenue.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2007, which expires in December 2014.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Flushing Property

In 2002, Flushing Expo, Inc. (“Expo”) agreed to purchase the stock of the entity which owns the Flushing property from us (“Purchase of the Property”) and gave us a non-refundable deposit of $1,875,000.  Pursuant to a stipulation of settlement, we settled the action Expo brought against us regarding the Purchase of the Property and in June 2011, deposited the settlement amount with the Court, in exchange for which we received a stipulation of discontinuance, with prejudice, as well as general releases.  In November 2011, Expo filed another action, this time against our tenant at the Flushing property asserting, among other things, that such tenant interfered with Expo’s Purchase of the Property from us and sought $50,000,000 in damages from our tenant, who sought indemnification from us for such amount.  In August 2012, the Court entered judgment denying Expo’s claim for damages.  Expo filed a motion to re-argue the decision, which the Court denied on December 7, 2012.  Expo appealed the Court’s August 2012 decision, which the Court denied on April 16, 2014.

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

Letters of Credit

Approximately $3,308,000 of standby letters of credit were outstanding as of March 31, 2014.

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

FFO for the Quarters Ended March 31, 2014 and 2013

FFO for the quarter ended March 31, 2014 was $22,474,000, or $4.40 per diluted share, compared to $21,339,000, or $4.18 per diluted share for prior year’s quarter.

The following table reconciles our net income to FFO:

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2014	2013
Net income	$15,244	$14,162
Depreciation and amortization of real property	7,230	7,177
FFO	$22,474	$21,339

FFO per diluted share	$4.40	$4.18

Weighted average shares used in computing FFO per diluted share	5,109,717	5,108,016

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2014			2013
		Weighted	Effect of 1%		Weighted
	March 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $42,102 and $42,924
due to Vornado, respectively)	$610,878	1.53%	$6,109	$312,420	2.00%
Fixed Rate	466,246	3.87%	-	780,463	4.46%
	$1,077,124		$6,109	$1,092,883

Total effect on diluted earnings per share			$1.20

As of March 31, 2014, we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of March 31, 2014 and December 31, 2013, the estimated fair value of our consolidated debt was $1,097,000,000 and $1,115,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

Item 1A.  Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ALEXANDER’S, INC.
(Registrant)

Date: May 5, 2014	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX
Exhibit
No.
10.1	-	Loan Agreement, dated as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender

10.2	-	Consolidated, Amended and Restated Promissory Note, dated as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender

10.3	-

Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of February 28, 2014, by and between 731 Office One LLC, as Mortgagor, and German American Capital Corporation, as Mortgagee

10.4	-	Assignment of Leases and Rents dated as of February 28, 2014, by and between 731 Office One LLC, as Assignor, and German American Capital Corporation, as Assignee

10.5	-	Guaranty of Recourse Obligations dated as of February 28, 2014, by and between Alexander’s, Inc., as Guarantor, and German American Capital Corporation, as Lender

10.6	-	Environmental Indemnity Agreement dated as of February 28, 2014, by and between 731 Office One LLC, as Indemnitor, and German American Capital Corporation, as Indemnitee

10.7	-	Termination Agreement dated as of February 28, 2014, by and among 731 Office One LLC, Alexander’s Management LLC, Vornado Realty L.P., 731 Office Two LLC, 731 Residential LLC, 731 Commercial LLC, 731 Retail One LLC and 731 Restaurant LLC

10.8	-	Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent
10.9	-	Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp

10.10	-	Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

25