Form 10-Q
period 2014-06-30
ALEXANDERS INC
filed 2014-08-04
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2014, there were 5,106,196 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	June 30, 2014 and December 31, 2013	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Six Months Ended June 30, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three and Six Months Ended June 30, 2014 and 2013	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Six Months Ended June 30, 2014 and 2013	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Six Months Ended June 30, 2014 and 2013	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

Exhibit Index		27

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2014	2013
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	870,676	869,681
Development and construction in progress	25,057	4,924
Total	940,704	919,576
Accumulated depreciation and amortization	(197,695)	(185,375)
Real estate, net	743,009	734,201
Cash and cash equivalents	307,929	347,718
Restricted cash	85,587	90,044
Marketable securities	35,729	31,522
Tenant and other receivables, net of allowance for doubtful accounts of $1,720 and $1,993, respectively	2,283	2,925
Receivable arising from the straight-lining of rents	178,683	177,401
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$35,009 and $36,728, respectively	48,059	50,273
Deferred debt issuance costs, net of accumulated amortization of $9,930 and $19,187, respectively	6,197	3,246
Other assets	42,380	20,394
	$1,449,856	$1,457,724

LIABILITIES AND EQUITY
Mortgages payable	$1,034,289	$1,049,959
Amounts due to Vornado	42,489	43,307
Accounts payable and accrued expenses	32,768	27,450
Other liabilities	3,422	3,427
Total liabilities	1,112,968	1,124,143

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	30,139	29,745
Retained earnings	296,374	297,515
Accumulated other comprehensive income	5,576	1,522
	337,262	333,955
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	336,888	333,581
	$1,449,856	$1,457,724

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Property rentals	$34,046	$33,670	$68,182	$67,841
Expense reimbursements	15,937	13,632	31,269	28,236
Total revenues	49,983	47,302	99,451	96,077

EXPENSES
Operating, including fees to Vornado of $1,057, $1,002,
$2,146 and $1,984, respectively	17,150	14,550	33,640	30,157
Depreciation and amortization	7,280	7,235	14,541	14,458
General and administrative, including management
fees to Vornado of $595 and $1,190 in each three
and six month period	1,558	1,622	2,745	2,639
Total expenses	25,988	23,407	50,926	47,254

OPERATING INCOME	23,995	23,895	48,525	48,823

Interest and other income, net	425	388	826	773
Interest and debt expense	(7,590)	(11,140)	(17,274)	(22,288)
Income before income taxes	16,830	13,143	32,077	27,308
Income tax expense	(2)	(4)	(5)	(7)
Net income	$16,828	$13,139	$32,072	$27,301

Net income per common share – basic and diluted	$3.29	$2.57	$6.28	$5.34

Weighted average shares outstanding	5,110,369	5,108,745	5,110,045	5,108,383

Dividends per common share	$3.25	$2.75	$6.50	$5.50

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$16,828	$13,139	$32,072	$27,301
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	2,366	(1,825)	4,207	1,429
Change in value of interest rate cap	(195)	-	(153)	-
Comprehensive income	$18,999	$11,314	$36,126	$28,730

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2012	5,173	$5,173	$29,352	$296,797	$1,206	$(375)	$332,153
Net income	-	-	-	27,301	-	-	27,301
Dividends paid	-	-	-	(28,094)	-	-	(28,094)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	1,429	-	1,429
Deferred stock unit grant	-	-	394	-	-	-	394
Other	-	-	(1)	-	-	1	-
Balance, June 30, 2013	5,173	$5,173	$29,745	$296,004	$2,635	$(374)	$333,183

Balance, December 31, 2013	5,173	$5,173	$29,745	$297,515	$1,522	$(374)	$333,581
Net income	-	-	-	32,072	-	-	32,072
Dividends paid	-	-	-	(33,213)	-	-	(33,213)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	4,207	-	4,207
Change in value of interest rate cap	-	-	-	-	(153)	-	(153)
Deferred stock unit grant	-	-	394	-	-	-	394
Balance, June 30, 2014	5,173	$5,173	$30,139	$296,374	$5,576	$(374)	$336,888

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net income	$32,072	$27,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	15,876	15,660
Straight-lining of rental income	(1,282)	(2,210)
Stock-based compensation expense	394	394
Change in operating assets and liabilities:
Tenant and other receivables, net	642	(348)
Other assets	(22,169)	(17,772)
Amounts due to Vornado	(818)	(1,562)
Accounts payable and accrued expenses	(2,448)	(5,099)
Other liabilities	(5)	(32)
Net cash provided by operating activities	22,262	16,332

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(13,362)	(3,219)
Restricted cash	4,457	1,431
Net cash used in investing activities	(8,905)	(1,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(315,670)	(7,888)
Proceeds from borrowing	300,000	-
Dividends paid	(33,213)	(28,094)
Debt issuance costs	(4,263)	(85)
Net cash used in financing activities	(53,146)	(36,067)

Net decrease in cash and cash equivalents	(39,789)	(21,523)
Cash and cash equivalents at beginning of period	347,718	353,396
Cash and cash equivalents at end of period	$307,929	$331,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $85 in 2014	$17,238	$21,107

NON-CASH TRANSACTIONS
Liability for real estate additions included in accounts payable and accrued expenses	$8,850	$2,284
Write-off of fully amortized and depreciated assets	10,569	-

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

We currently operate in one business segment.

3.             Recently Issued Accounting Literature

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014.  The adoption of this update on January 1, 2015 is not expected to have any impact on our consolidated financial statements.

In May 2014, the FASB issued an update (“ASU 2014-09”) establishing ASC Topic 606 Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.             Recently Issued Accounting Literature – continued

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  The adoption of this update on January 1, 2016 is not expected to have any impact on our consolidated financial statements.

4.             Relationship with Vornado

At June 30, 2014, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $280,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.58% at June 30, 2014).

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Relationship with Vornado – continued

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2014	2013	2014	2013
Company management fees	$700	$700	$1,400	$1,400
Development fees	749	-	749	-
Leasing fees	186	292	364	678
Property management fees and payments for cleaning, engineering
and security services	841	822	1,711	1,617
	$2,476	$1,814	$4,224	$3,695

At June 30, 2014, we owed Vornado $41,279,000 for leasing fees, $749,000 for development fees and $461,000 for management, property management, cleaning and security fees.

5.             Rego Park II Apartment Tower

We have commenced the construction of an apartment tower that will contain approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $23,000,000 has been incurred as of June 30, 2014.  There can be no assurance that the project will be completed on schedule, or within budget.

6.             Marketable Securities

As of June 30, 2014 and December 31, 2013, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC), which were received in connection with the sale of the Kings Plaza Regional Shopping Center to Macerich in November 2012.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of June 30, 2014 and December 31, 2013, the fair values of these shares were $35,729,000 and $31,522,000, respectively, based on Macerich’s closing share price of $66.75 per share and $58.89 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $44,483,000 and $43,322,000, representing 45% of our total revenues in each of the six-month periods ended June 30, 2014 and 2013, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

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

In May 2014, the Company granted each of the members of its Board of Directors 212 DSUs with a grant date fair value of $56,250 per grant, or $394,000 in the aggregate.  The DSUs entitle the holder to receive shares of the Company’s common stock without the payment of any consideration.  The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

9.             Mortgages Payable

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

The following is a summary of our outstanding mortgages payable.  We intend to refinance our maturing debt as it comes due.

				Balance at
			Interest Rate at	June 30,	December 31,
(Amounts in thousands)		Maturity(1)	June 30, 2014	2014	2013
First mortgages secured by:
	Rego Park I shopping center (100% cash
	collateralized)	Mar. 2015	0.40%	$78,246	$78,246
	731 Lexington Avenue, retail space(2)	Jul. 2015	4.93%	320,000	320,000
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(3)	Nov. 2018	2.00%	268,043	269,496
	731 Lexington Avenue, office space	Mar. 2021	1.10%	300,000	314,217
				$1,034,289	$1,049,959

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	This loan is non-recourse to us, except for $75,000 in the event of a substantial casualty, as defined.
(3)	This loan bears interest at LIBOR plus 1.85%.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.          Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets at June 30, 2014 and December 31, 2013, consist of marketable securities and an interest rate cap, which are presented in the table below, based on their level in the fair value hierarchy.  There were no financial liabilities measured at fair value at June 30, 2014 and December 31, 2013.

	As of June 30, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$35,729	$35,729	$-	$-
Interest rate cap (included in other assets)	47	-	47	-
Total assets	$35,776	$35,729	$47	$-

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$31,522	$31,522	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, mortgages payable and leasing commissions due to Vornado.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable and leasing commissions due to Vornado is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$303,433	$303,433	$184,796	$184,796

Liabilities:
Mortgages payable	$1,034,289	$1,037,000	$1,049,959	$1,072,000
Leasing commissions (included in amounts due to Vornado)	41,279	41,000	42,924	43,000
	$1,075,568	$1,078,000	$1,092,883	$1,115,000

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

Litigation

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property.  Sears alleges that the defendants are liable for harm Sears has suffered as a result of (a) water intrusions into the premises Sears leases, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserts various causes of actions for damages and seeks to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears seeks, among other things, damages of not less than $4 million and future damages it estimates will be not less than $25 million.  We intend to defend the claims vigorously; the amount or range of reasonably possible losses, if any, cannot be estimated.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.          Commitments and Contingencies – continued

Flushing

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

Letters of Credit

Approximately $3,308,000 of standby letters of credit were outstanding as of June 30, 2014.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

12.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2014	2013	2014	2013
Net income	$16,828	$13,139	$32,072	$27,301

Weighted average shares outstanding – basic and diluted	5,110,369	5,108,745	5,110,045	5,108,383

Net income per common share – basic and diluted	$3.29	$2.57	$6.28	$5.34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and changes in equity and cash flows for the six-month periods ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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
August 4, 2014

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2014 and 2013. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

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

Quarter Ended June 30, 2014 Financial Results Summary

Net income for the quarter ended June 30, 2014 was $16,828,000, or $3.29 per diluted share, compared to $13,139,000, or $2.57 per diluted share for the quarter ended June 30, 2013.  Funds from operations (“FFO”) for the quarter ended June 30, 2014 was $24,070,000, or $4.71 per diluted share, compared to $20,315,000, or $3.98  per diluted share for the prior year’s quarter.

Six Months Ended June 30, 2014 Financial Results Summary

Net income for the six months ended June 30, 2014 was $32,072,000, or $6.28 per diluted share, compared to $27,301,000, or $5.34 per diluted share for the six months ended June 30, 2013.  FFO for the six months ended June 30, 2014 was $46,544,000, or $9.11 per diluted share, compared to $41,654,000, or $8.15 per diluted share for the prior year’s six months.

Square Footage and Occupancy

As of June 30, 2014 and December 31, 2013, our portfolio was comprised of six properties aggregating 2,178,000 square feet that had an occupancy rate of 99.4%.

Financing

On February 28, 2014, we completed a $300,000,000 refinancing of the office portion of 731 Lexington Avenue.  The interest-only loan is at LIBOR plus 0.95% (1.10% at June 30, 2014) and matures in March 2017, with four one-year extension options.  The proceeds of the new loan and existing cash were used to repay the existing loan and closing costs.  In connection therewith, we purchased an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $44,483,000 and $43,322,000, representing 45% of our total revenues in each of the six-month periods ended June 30, 2014 and 2013, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

Results of Operations – Three Months Ended June 30, 2014, compared to June 30, 2013

Property Rentals

Property rentals were $34,046,000 in the quarter ended June 30, 2014, compared to $33,670,000 in the prior year’s quarter, an increase of $376,000.

Expense Reimbursements

Tenant expense reimbursements were $15,937,000 in the quarter ended June 30, 2014, compared to $13,632,000 in the prior year’s quarter, an increase of $2,305,000.  This increase was primarily due to higher reimbursable operating expenses and real estate taxes, and a $477,000 true-up of operating expense and real estate tax billings.

Operating Expenses

Operating expenses were $17,150,000 in the quarter ended June 30, 2014, compared to $14,550,000 in the prior year’s quarter, an increase of $2,600,000.  This increase was comprised of higher reimbursable operating expenses and real estate taxes of $1,743,000 and bad debt expense of $857,000.

Depreciation and Amortization

Depreciation and amortization was $7,280,000 in the quarter ended June 30, 2014, compared to $7,235,000 in the prior year’s quarter, an increase of $45,000.

General and Administrative Expenses

General and administrative expenses were $1,558,000 in the quarter ended June 30, 2014, compared to $1,622,000 in the prior year’s quarter, a decrease of $64,000.  This decrease was primarily due to lower professional fees.

Interest and Other Income, net

Interest and other income, net was $425,000 in the quarter ended June 30, 2014, compared to $388,000 in the prior year’s quarter, an increase of $37,000.  This increase was primarily due to higher dividends on our common shares of The Macerich Company (“Macerich”).

Interest and Debt Expense

Interest and debt expense was $7,590,000 in the quarter ended June 30, 2014, compared to $11,140,000 in the prior year’s quarter, a decrease of $3,550,000.  This decrease was primarily due to savings resulting from the refinancing of the office portion of 731 Lexington Avenue on February 28, 2014.

Income Tax Expense

Income tax expense was $2,000 in the quarter ended June 30, 2014, compared to $4,000 in the prior year’s quarter, a decrease of $2,000.

Results of Operations – Six Months Ended June 30, 2014, compared to June 30, 2013

Property Rentals

Property rentals were $68,182,000 in the six months ended June 30, 2014, compared to $67,841,000 in the prior year’s six months, an increase of $341,000.

Expense Reimbursements

Tenant expense reimbursements were $31,269,000 in the six months ended June 30, 2014, compared to $28,236,000 in the prior year’s six months, an increase of $3,033,000. This increase was primarily due to higher reimbursable operating expenses and real estate taxes, and a $448,000 true-up of operating expense and real estate tax billings.

Operating Expenses

Operating expenses were $33,640,000 in the six months ended June 30, 2014, compared to $30,157,000 in the prior year’s six months, an increase of $3,483,000.  This increase was comprised of higher reimbursable operating expenses and real estate taxes of $2,404,000 and non-reimbursable operating expenses of $1,079,000 (primarily bad debt expense).

Depreciation and Amortization

Depreciation and amortization was $14,541,000 in the six months ended June 30, 2014, compared to $14,458,000 in the prior year’s six months, an increase of $83,000.

General and Administrative Expenses

General and administrative expenses were $2,745,000 in the six months ended June 30, 2014, compared to $2,639,000 in the prior year’s six months, an increase of $106,000.  This increase was primarily due to higher professional fees.

Interest and Other Income, net

Interest and other income, net was $826,000 in the six months ended June 30, 2014, compared to $773,000 in the prior year’s six months, an increase of $53,000.  This increase was primarily due to higher dividends on our Macerich common shares.

Interest and Debt Expense

Interest and debt expense was $17,274,000 in the six months ended June 30, 2014, compared to $22,288,000 in the prior year’s six months, a decrease of $5,014,000.  This decrease was primarily due to savings resulting from the refinancing of the office portion of 731 Lexington Avenue on February 28, 2014.

Income Tax Expense

Income tax expense was $5,000, in the six months ended June 30, 2014, compared to $7,000 in the prior year’s six months, a decrease of $2,000.

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

We have no debt maturing in 2014.  During 2015, $398,246,000 of our debt is scheduled to mature, of which $78,246,000 is cash collateralized.  We intend to refinance our maturing debt as it comes due.

Development Project

We have commenced the construction of an apartment tower that will contain approximately 300 units aggregating 250,000 square feet, above our Rego Park II shopping center, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $23,000,000 has been incurred as of June 30, 2014.  There can be no assurance that the project will be completed on schedule, or within budget.

Six Months Ended June 30, 2014

Cash and cash equivalents were $307,929,000 at June 30, 2014, compared to $347,718,000 at December 31, 2013, a decrease of $39,789,000.  This decrease resulted from $53,146,000 of net cash used in financing activities and $8,905,000 of net cash used in investing activities, partially offset by $22,262,000 of net cash provided by operating activities.

Net cash provided by operating activities of $22,262,000 was comprised of net income of $32,072,000 and adjustments for non-cash items of $14,988,000, partially offset by the net change in operating assets and liabilities of $24,798,000 (primarily due to prepaid real estate taxes).  The adjustments for non-cash items were comprised of (i) depreciation and amortization of $15,876,000, (ii) stock-based compensation expense of $394,000, partially offset by (iii) straight-lining of rental income of $1,282,000.

Net cash used in investing activities of $8,905,000 was comprised of capital expenditures of $13,362,000 (primarily Rego Park II apartment tower), partially offset by a decrease in restricted cash of $4,457,000.

Net cash used in financing activities of $53,146,000 was primarily comprised of (i) debt repayments of $315,670,000 (primarily repayment of the loan on the office portion of 731 Lexington Avenue) and (ii) dividends paid of $33,213,000, partially offset by (iii) $300,000,000 of proceeds from the refinancing of the office portion of 731 Lexington Avenue.

Liquidity and Capital Resources – continued

Six Months Ended June 30, 2013

Cash and cash equivalents were $331,873,000 at June 30, 2013, compared to $353,396,000 at December 31, 2012, a decrease of $21,523,000.  This decrease resulted from $36,067,000 of net cash used in financing activities and $1,788,000 of net cash used in investing activities, partially offset by $16,332,000 of net cash provided by operating activities.

Net cash provided by operating activities of $16,332,000 was comprised of net income of $27,301,000 and adjustments for non-cash items of $13,844,000, partially offset by the net change in operating assets and liabilities of $24,813,000 (primarily due to prepaid real estate taxes).  The adjustments for non-cash items were comprised of (i) depreciation and amortization of $15,660,000 and (ii) stock-based compensation expense of $394,000, partially offset by (iii) straight-lining of rental income of $2,210,000.

Net cash used in investing activities of $1,788,000 was comprised of capital expenditures of $3,219,000, partially offset by a decrease in restricted cash of $1,431,000.

Net cash used in financing activities of $36,067,000 was primarily comprised of dividends paid of $28,094,000 and debt repayments of $7,888,000.

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

Liquidity and Capital Resources – continued

Litigation

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property.  Sears alleges that the defendants are liable for harm Sears has suffered as a result of (a) water intrusions into the premises Sears leases, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserts various causes of actions for damages and seeks to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears seeks, among other things, damages of not less than $4 million and future damages it estimates will be not less than $25 million.  We intend to defend the claims vigorously; the amount or range of reasonably possible losses, if any, cannot be estimated.

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

Letters of Credit

Approximately $3,308,000 of standby letters of credit were outstanding as of June 30, 2014.

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

FFO for the Three and Six Months Ended June 30, 2014 and 2013

FFO for the quarter ended June 30, 2014 was $24,070,000, or $4.71 per diluted share, compared to $20,315,000, or $3.98 per diluted share for the prior year’s quarter.

FFO for the six months ended June 30, 2014 was $46,544,000, or $9.11 per diluted share, compared to $41,654,000, or $8.15 per diluted share for the prior year’s six months.

The following table reconciles our net income to FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2014	2013	2014	2013
Net income	$16,828	$13,139	$32,072	$27,301
Depreciation and amortization of real property	7,242	7,176	14,472	14,353
FFO	$24,070	$20,315	$46,544	$41,654

FFO per diluted share	$4.71	$3.98	$9.11	$8.15

Weighted average shares used in computing FFO per diluted share	5,110,369	5,108,745	5,110,045	5,108,383

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2014			2013
		Weighted	Effect of 1%		Weighted
	June 30,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $41,279 and $42,924
due to Vornado, respectively)	$609,322	1.53%	$6,093	$312,420	2.00%
Fixed Rate	466,246	3.87%	-	780,463	4.46%
	$1,075,568		$6,093	$1,092,883

Total effect on diluted earnings per share			$1.19

As of June 30, 2014 we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of June 30, 2014 and December 31, 2013, the estimated fair value of our consolidated debt was $1,078,000,000 and $1,115,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

For a discussion of the litigation concerning our Rego Park I and Flushing properties, see “Part I – Financial Information, Item 1 – Financial Statements, Note 11 – Commitments and Contingencies.”

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

ALEXANDER’S, INC.
(Registrant)

Date: August 4, 2014	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX
Exhibit
No.
10.1	-

Loan Agreement, dated as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender. Incorporated herein by reference from exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.2	-

Consolidated, Amended and Restated Promissory Note, dated as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender. Incorporated herein by reference from exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.3	-

Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of February 28, 2014, by and between 731 Office One LLC, as Mortgagor, and German American Capital Corporation, as Mortgagee. Incorporated herein by reference from exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.4	-

Assignment of Leases and Rents dated as of February 28, 2014, by and between 731 Office One LLC, as Assignor, and German American Capital Corporation, as Assignee. Incorporated herein by reference from exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.5	-

Guaranty of Recourse Obligations dated as of February 28, 2014, by and between Alexander’s, Inc., as Guarantor, and German American Capital Corporation, as Lender. Incorporated herein by reference from exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.6	-

Environmental Indemnity Agreement dated as of February 28, 2014, by and between 731 Office One LLC, as Indemnitor, and German American Capital Corporation, as Indemnitee. Incorporated herein by reference from exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.7	-

Termination Agreement dated as of February 28, 2014, by and among 731 Office One LLC, Alexander’s Management LLC, Vornado Realty L.P., 731 Office Two LLC, 731 Residential LLC, 731 Commercial LLC, 731 Retail One LLC and 731 Restaurant LLC. Incorporated herein by reference from exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.8	-

Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent. Incorporated herein by reference from exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.9	-

Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.10	-

Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp. Incorporated herein by reference from exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*
_________________
	*	Incorporated by reference.

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

28