Form 10-Q
period 2014-09-30
ALEXANDERS INC
filed 2014-11-03
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2014, there were 5,106,196 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	September 30, 2014 and December 31, 2013	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Nine Months Ended September 30, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three and Nine Months Ended September 30, 2014 and 2013	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Nine Months Ended September 30, 2014 and 2013	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Nine Months Ended September 30, 2014 and 2013	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

Exhibit Index		27

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2014	2013
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	871,231	869,681
Development and construction in progress	56,543	4,924
Total	972,745	919,576
Accumulated depreciation and amortization	(203,861)	(185,375)
Real estate, net	768,884	734,201
Cash and cash equivalents	308,976	347,718
Restricted cash	84,750	90,044
Marketable securities	34,166	31,522
Tenant and other receivables, net of allowance for doubtful accounts of $1,487 and $1,993, respectively	2,387	2,925
Receivable arising from the straight-lining of rents	179,306	177,401
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$34,892 and $36,728, respectively	47,713	50,273
Deferred debt issuance costs, net of accumulated amortization of $10,610 and $19,187, respectively	5,499	3,246
Other assets	33,756	20,394
	$1,465,437	$1,457,724

LIABILITIES AND EQUITY
Mortgages payable	$1,033,541	$1,049,959
Amounts due to Vornado	44,179	43,307
Accounts payable and accrued expenses	48,348	27,450
Other liabilities	2,994	3,427
Total liabilities	1,129,062	1,124,143

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	30,139	29,745
Retained earnings	297,454	297,515
Accumulated other comprehensive income	3,983	1,522
	336,749	333,955
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	336,375	333,581
	$1,465,437	$1,457,724

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Property rentals	$33,984	$33,918	$102,166	$101,759
Expense reimbursements	16,093	15,968	47,362	44,204
Total revenues	50,077	49,886	149,528	145,963

EXPENSES
Operating, including fees to Vornado of $1,223, $1,084,
$3,369 and $3,068, respectively	17,299	16,978	50,939	47,135
Depreciation and amortization	7,271	7,272	21,812	21,730
General and administrative, including management
fees to Vornado of $595 and $1,785 in each three
and nine month period	1,127	1,219	3,872	3,858
Total expenses	25,697	25,469	76,623	72,723

OPERATING INCOME	24,380	24,417	72,905	73,240

Interest and other income, net	409	374	1,235	1,147
Interest and debt expense	(7,446)	(11,140)	(24,720)	(33,428)
Income before income taxes	17,343	13,651	49,420	40,959
Income tax benefit	349	173	344	166
Net income	$17,692	$13,824	$49,764	$41,125

Net income per common share – basic and diluted	$3.46	$2.71	$9.74	$8.05

Weighted average shares outstanding	5,111,201	5,109,717	5,110,435	5,108,832

Dividends per common share	$3.25	$2.75	$9.75	$8.25

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$17,692	$13,824	$49,764	$41,125
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	(1,563)	(2,425)	2,644	(996)
Change in value of interest rate cap	(30)	-	(183)	-
Comprehensive income	$16,099	$11,399	$52,225	$40,129

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2012	5,173	$5,173	$29,352	$296,797	$1,206	$(375)	$332,153
Net income	-	-	-	41,125	-	-	41,125
Dividends paid	-	-	-	(42,145)	-	-	(42,145)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	(996)	-	(996)
Deferred stock unit grant	-	-	394	-	-	-	394
Other	-	-	(1)	-	-	1	-
Balance, September 30, 2013	5,173	$5,173	$29,745	$295,777	$210	$(374)	$330,531

Balance, December 31, 2013	5,173	$5,173	$29,745	$297,515	$1,522	$(374)	$333,581
Net income	-	-	-	49,764	-	-	49,764
Dividends paid	-	-	-	(49,825)	-	-	(49,825)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	2,644	-	2,644
Change in value of interest rate cap	-	-	-	-	(183)	-	(183)
Deferred stock unit grant	-	-	394	-	-	-	394
Balance, September 30, 2014	5,173	$5,173	$30,139	$297,454	$3,983	$(374)	$336,375

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net income	$49,764	$41,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	23,838	23,535
Straight-lining of rental income	(1,905)	(3,022)
Stock-based compensation expense	394	394
Reversal of income tax liability	(420)	(206)
Change in operating assets and liabilities:
Tenant and other receivables, net	538	(348)
Other assets	(14,345)	(10,036)
Amounts due to Vornado	872	(2,413)
Accounts payable and accrued expenses	7,686	5,274
Other liabilities	(13)	(40)
Net cash provided by operating activities	66,409	54,263

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(39,957)	(5,931)
Restricted cash	5,294	(75)
Net cash used in investing activities	(34,663)	(6,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(316,418)	(11,870)
Proceeds from borrowing	300,000	-
Dividends paid	(49,825)	(42,145)
Debt issuance costs	(4,245)	(85)
Net cash used in financing activities	(70,488)	(54,100)

Net decrease in cash and cash equivalents	(38,742)	(5,843)
Cash and cash equivalents at beginning of period	347,718	353,396
Cash and cash equivalents at end of period	$308,976	$347,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $265 in 2014	$24,062	$31,695

NON-CASH TRANSACTIONS
Liability for real estate additions included in accounts payable and accrued expenses	$14,296	$1,458
Write-off of fully amortized and depreciated assets	10,569	-

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Relationship with Vornado

At September 30, 2014, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

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

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.58% at September 30, 2014).

Other Agreements

We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties, for an annual fee equal to the cost of such services plus 6%.

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2014	2013	2014	2013
Company management fees	$700	$700	$2,100	$2,100
Development fees	1,714	-	2,463	-
Leasing fees	911	225	1,275	903
Property management fees and payments for cleaning, engineering
and security services	1,012	881	2,723	2,498
	$4,337	$1,806	$8,561	$5,501

At September 30, 2014, we owed Vornado $41,197,000 for leasing fees, $2,463,000 for development fees and $519,000 for management, property management, cleaning and security fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Rego Park II Apartment Tower

Above our Rego Park II shopping center, we are in the process of constructing an apartment tower that will contain approximately 300 units aggregating 250,000 square feet, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $54,029,000 has been incurred as of September 30, 2014.  There can be no assurance that the project will be completed on schedule, or within budget.

6.             Marketable Securities

As of September 30, 2014 and December 31, 2013, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC), which were received in connection with the sale of the Kings Plaza Regional Shopping Center to Macerich in November 2012.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of September 30, 2014 and December 31, 2013, the fair values of these shares were $34,166,000 and $31,522,000, respectively, based on Macerich’s closing share price of $63.83 per share and $58.89 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $67,488,000 and $65,938,000, representing 45% of our total revenues in each of the nine-month periods ended September 30, 2014 and 2013, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessments of Bloomberg’s creditworthiness, we receive and evaluate certain confidential financial information and metrics provided by Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of 5 years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

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

In May 2014, we granted each of the members of our Board of Directors 212 DSUs with a grant date fair value of $56,250 per grant, or $394,000 in the aggregate.  The DSUs entitle the holder to receive shares of our common stock without the payment of any consideration.  The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on our Board of Directors.

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

The following is a summary of our outstanding mortgages payable.  We intend to refinance our maturing debt as it comes due.

				Balance at
			Interest Rate at	September 30,	December 31,
(Amounts in thousands)		Maturity(1)	September 30, 2014	2014	2013
First mortgages secured by:
	Rego Park I shopping center (100% cash
	collateralized)	Mar. 2015	0.40%	$78,246	$78,246
	731 Lexington Avenue, retail space(2)	Jul. 2015	4.93%	320,000	320,000
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(3)	Nov. 2018	2.00%	267,295	269,496
	731 Lexington Avenue, office space	Mar. 2021	1.10%	300,000	314,217
				$1,033,541	$1,049,959

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	This loan is non-recourse to us, except for $75,000 in the event of a substantial casualty, as defined.
(3)	This loan bears interest at LIBOR plus 1.85%.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets at September 30, 2014 and December 31, 2013, consist of marketable securities and an interest rate cap, which are presented in the table below, based on their level in the fair value hierarchy.  There were no financial liabilities measured at fair value at September 30, 2014 and December 31, 2013.

	As of September 30, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$34,166	$34,166	$-	$-
Interest rate cap (included in other assets)	17	-	17	-
Total assets	$34,183	$34,166	$17	$-

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$31,522	$31,522	$-	$-

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.          Fair Value Measurements - continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, mortgages payable and leasing commissions due to Vornado.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable and leasing commissions due to Vornado is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$300,193	$300,193	$184,796	$184,796

Liabilities:
Mortgages payable	$1,033,541	$1,029,000	$1,049,959	$1,072,000
Leasing commissions (included in amounts due to Vornado)	41,197	41,000	42,924	43,000
	$1,074,738	$1,070,000	$1,092,883	$1,115,000

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

Litigation

Rego Park I

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

Letters of Credit

Approximately $3,308,000 of standby letters of credit were outstanding as of September 30, 2014.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2014	2013	2014	2013
Net income	$17,692	$13,824	$49,764	$41,125

Weighted average shares outstanding – basic and diluted	5,111,201	5,109,717	5,110,435	5,108,832

Net income per common share – basic and diluted	$3.46	$2.71	$9.74	$8.05

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and changes in equity and cash flows for the nine-month periods ended September 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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
November 3, 2014

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2014 and 2013. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

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

Quarter Ended September 30, 2014 Financial Results Summary

Net income for the quarter ended September 30, 2014 was $17,692,000, or $3.46 per diluted share, compared to $13,824,000, or $2.71 per diluted share for the quarter ended September 30, 2013.  Funds from operations (“FFO”) for the quarter ended September 30, 2014 was $24,928,000, or $4.88 per diluted share, compared to $21,048,000, or $4.12  per diluted share for the prior year’s quarter.

Nine Months Ended September 30, 2014 Financial Results Summary

Net income for the nine months ended September 30, 2014 was $49,764,000, or $9.74 per diluted share, compared to $41,125,000, or $8.05 per diluted share for the nine months ended September 30, 2013.  FFO for the nine months ended September 30, 2014 was $71,472,000, or $13.99 per diluted share, compared to $62,702,000, or $12.27 per diluted share for the prior year’s nine months.

Square Footage, Occupancy and Leasing Activity

As of September 30, 2014 and December 31, 2013, our portfolio was comprised of six properties aggregating 2,178,000 square feet that had an occupancy rate of 99.7% and 99.4%, respectively.  In the three and nine months ended September 30, 2014 we leased 6,603 square feet with an initial rent of $85.00 per square foot and a lease term of 15.5 years.

Financing

On February 28, 2014, we completed a $300,000,000 refinancing of the office portion of 731 Lexington Avenue.  The interest-only loan is at LIBOR plus 0.95% (1.10% at September 30, 2014) and matures in March 2017, with four one-year extension options.  The proceeds of the new loan and existing cash were used to repay the existing loan and closing costs.  In connection therewith, we purchased an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Significant Tenants

Bloomberg, L.P. (“Bloomberg”) accounted for $67,488,000 and $65,938,000, representing 45% of our total revenues in each of the nine-month periods ended September 30, 2014 and 2013, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessments of Bloomberg’s creditworthiness, we receive and evaluate certain confidential financial information and metrics provided by Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of 5 years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

Results of Operations – Three Months Ended September 30, 2014, compared to September 30, 2013

Property Rentals

Property rentals were $33,984,000 in the quarter ended September 30, 2014, compared to $33,918,000 in the prior year’s quarter, an increase of $66,000.

Expense Reimbursements

Tenant expense reimbursements were $16,093,000 in the quarter ended September 30, 2014, compared to $15,968,000 in the prior year’s quarter, an increase of $125,000.  This increase was primarily due to higher real estate taxes, partially offset by lower reimbursable operating expenses.

Operating Expenses

Operating expenses were $17,299,000 in the quarter ended September 30, 2014, compared to $16,978,000 in the prior year’s quarter, an increase of $321,000.  This increase was comprised of higher reimbursable real estate taxes of $779,000 and higher non-reimbursable operating expenses of $161,000, partially offset by lower reimbursable operating expenses of $619,000.

Depreciation and Amortization

Depreciation and amortization was $7,271,000 in the quarter ended September 30, 2014, compared to $7,272,000 in the prior year’s quarter, a decrease of $1,000.

General and Administrative Expenses

General and administrative expenses were $1,127,000 in the quarter ended September 30, 2014, compared to $1,219,000 in the prior year’s quarter, a decrease of $92,000.  This decrease was primarily due to lower professional fees.

Interest and Other Income, net

Interest and other income, net was $409,000 in the quarter ended September 30, 2014, compared to $374,000 in the prior year’s quarter, an increase of $35,000.  This increase was primarily due to higher dividends on our common shares of The Macerich Company (“Macerich”).

Interest and Debt Expense

Interest and debt expense was $7,446,000 in the quarter ended September 30, 2014, compared to $11,140,000 in the prior year’s quarter, a decrease of $3,694,000.  This decrease was primarily due to savings resulting from the refinancing of the office portion of 731 Lexington Avenue on February 28, 2014 at LIBOR plus 0.95% (1.10% at September 30, 2014).  The prior loan had a fixed rate of 5.33%.

Income Tax Benefit

Income tax benefit was $349,000 in the quarter ended September 30, 2014, compared to $173,000 in the prior year’s quarter, an increase of $176,000.  This increase resulted from a larger reversal of tax liabilities in the current year’s quarter as compared to the prior year’s quarter.  These liabilities were reversed as a result of the expiration of the applicable statute of limitations.

Results of Operations – Nine Months Ended September 30, 2014, compared to September 30, 2013

Property Rentals

Property rentals were $102,166,000 in the nine months ended September 30, 2014, compared to $101,759,000 in the prior year’s nine months, an increase of $407,000.

Expense Reimbursements

Tenant expense reimbursements were $47,362,000 in the nine months ended September 30, 2014, compared to $44,204,000 in the prior year’s nine months, an increase of $3,158,000. This increase was primarily due to higher reimbursable operating expenses and real estate taxes.

Operating Expenses

Operating expenses were $50,939,000 in the nine months ended September 30, 2014, compared to $47,135,000 in the prior year’s nine months, an increase of $3,804,000.  This increase was comprised of higher reimbursable real estate taxes and operating expenses of $2,370,000 and $397,000, respectively, and higher non-reimbursable operating expenses of $1,037,000.

Depreciation and Amortization

Depreciation and amortization was $21,812,000 in the nine months ended September 30, 2014, compared to $21,730,000 in the prior year’s nine months, an increase of $82,000.

General and Administrative Expenses

General and administrative expenses were $3,872,000 in the nine months ended September 30, 2014, compared to $3,858,000 in the prior year’s nine months, an increase of $14,000.

Interest and Other Income, net

Interest and other income, net was $1,235,000 in the nine months ended September 30, 2014, compared to $1,147,000 in the prior year’s nine months, an increase of $88,000.  This increase was primarily due to higher dividends on our Macerich common shares.

Interest and Debt Expense

Interest and debt expense was $24,720,000 in the nine months ended September 30, 2014, compared to $33,428,000 in the prior year’s nine months, a decrease of $8,708,000.  This decrease was primarily due to savings resulting from the refinancing of the office portion of 731 Lexington Avenue on February 28, 2014 at LIBOR plus 0.95% (1.10% at September 30, 2014).  The prior loan had a fixed rate of 5.33%.

Income Tax Benefit

Income tax benefit was $344,000 in the nine months ended September 30, 2014, compared to $166,000 in the prior year’s nine months, an increase of $178,000.  This increase resulted from a larger reversal of tax liabilities in the current year’s nine months as compared to the prior year’s nine months.  These liabilities were reversed as a result of the expiration of the applicable statute of limitations.

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

Development Project

Above our Rego Park II shopping center, we are in the process of constructing an apartment tower that will contain approximately 300 units aggregating 250,000 square feet, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $54,029,000 has been incurred as of September 30, 2014.  There can be no assurance that the project will be completed on schedule, or within budget.

Nine Months Ended September 30, 2014

Cash and cash equivalents were $308,976,000 at September 30, 2014, compared to $347,718,000 at December 31, 2013, a decrease of $38,742,000.  This decrease resulted from $70,488,000 of net cash used in financing activities and $34,663,000 of net cash used in investing activities, partially offset by $66,409,000 of net cash provided by operating activities.

Net cash provided by operating activities of $66,409,000 was comprised of net income of $49,764,000 and adjustments for non-cash items of $21,907,000, partially offset by the net change in operating assets and liabilities of $5,262,000.  The adjustments for non-cash items were comprised of (i) depreciation and amortization of $23,838,000 and (ii) stock-based compensation expense of $394,000, partially offset by (iii) straight-lining of rental income of $1,905,000 and (iv) a $420,000 reversal of the liability for income taxes.

Net cash used in investing activities of $34,663,000 was comprised of capital expenditures of $39,957,000 (primarily Rego Park II apartment tower), partially offset by a decrease in restricted cash of $5,294,000.

Net cash used in financing activities of $70,488,000 was primarily comprised of (i) debt repayments of $316,418,000 (primarily repayment of the loan on the office portion of 731 Lexington Avenue) and (ii) dividends paid of $49,825,000, partially offset by (iii) $300,000,000 of proceeds from the refinancing of the office portion of 731 Lexington Avenue.

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

    Rego Park I

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

Letters of Credit

Approximately $3,308,000 of standby letters of credit were outstanding as of September 30, 2014.

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

FFO for the Three and Nine Months Ended September 30, 2014 and 2013

FFO for the quarter ended September 30, 2014 was $24,928,000, or $4.88 per diluted share, compared to $21,048,000, or $4.12 per diluted share for the prior year’s quarter.

FFO for the nine months ended September 30, 2014 was $71,472,000, or $13.99 per diluted share, compared to $62,702,000, or $12.27 per diluted share for the prior year’s nine months.

The following table reconciles our net income to FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2014	2013	2014	2013
Net income	$17,692	$13,824	$49,764	$41,125
Depreciation and amortization of real property	7,236	7,224	21,708	21,577
FFO	$24,928	$21,048	$71,472	$62,702

FFO per diluted share	$4.88	$4.12	$13.99	$12.27

Weighted average shares used in computing FFO per diluted share	5,111,201	5,109,717	5,110,435	5,108,832

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2014			2013
		Weighted	Effect of 1%		Weighted
	September 30,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $41,197 and $42,924
due to Vornado, respectively)	$608,492	1.53%	$6,085	$312,420	2.00%
Fixed Rate	466,246	3.87%	-	780,463	4.46%
	$1,074,738		$6,085	$1,092,883

Total effect on diluted earnings per share			$1.19

As of September 30, 2014 we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of September 30, 2014 and December 31, 2013, the estimated fair value of our consolidated debt was $1,070,000,000 and $1,115,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: November 3, 2014	By:	/s/ Joseph Macnow
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