Form 10-K
period 2014-12-31
ALEXANDERS INC
filed 2015-02-17
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-6064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $779,918,000 at June 30, 2014.

As of January 31, 2015, there were 5,106,196 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2015.

_____________________________

(1)     These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2014, portions of which are incorporated by reference herein.

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

PART I

ITEM 1.     BUSINESS

GENERAL

Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”) incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties.  All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries.  We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO).

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

Property under development

•         Rego Park II Apartment Tower; We are in the process of constructing an apartment tower above our Rego II shopping center, containing 312 units aggregating 255,000 square feet, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $73,327,000 has been incurred as of December 31, 2014.  There can be no assurance that the project will be completed, or completed on schedule or within budget.

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

At December 31, 2014, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  At December 31, 2014, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.1% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornado.

Significant Tenants

Bloomberg accounted for $91,109,000, $88,164,000 and $86,468,000, or 45% of our total revenues in each of the years ended December 31, 2014, 2013 and 2012, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of 5 years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

Competition

We operate in a highly competitive environment.  All of our properties are located in the greater New York City metropolitan area.  We compete with a large number of property owners and developers.  Principal factors of competition are the amount of rent charged, attractiveness of location and quality and breadth of services provided.  Our success depends upon, among other factors, trends of the world, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

Employees

We currently have 68 employees.

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

•      global, national, regional and local economic conditions;

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

•      changes in zoning laws and taxation;

•      government regulation;

•      consequences of any armed conflict involving, or terrorist attack against, the United States or individual acts of violence in public spaces, including retail centers;

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

We are subject to risks that affect the general and New York City retail environments.

Certain of our properties are New York City retail properties.  As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, unemployment rates, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies.  These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.

Real estate is a competitive business.

We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments than we are.  Principal factors of competition include rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided.  Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws and our ability to lease, sublease or sell our properties, at profitable levels.

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

731 Lexington Avenue accounted for $133,024,000, $128,845,000 and $126,034,000, or 66% of our total revenues in each of the years ended December 31, 2014, 2013 and 2012, respectively.  Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.

Bloomberg represents a significant portion of our revenues.  Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.

Bloomberg accounted for $91,109,000, $88,164,000 and $86,468,000, or 45% of our total revenues in each of the years ended December 31, 2014, 2013 and 2012, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control and similar requirements.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States and thereby restricts our doing business with such persons. Our leases, loans and other agreements may require us to comply with OFAC and related requirements.  If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with which we are prohibited from doing business, we may be required to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets, operational interruption, damage to our relationship with our tenants, and private data exposure.  We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

In addition, we may become subject to costs or taxes, or increases therein, associated with natural resource or energy usage (such as a “carbon tax”).  These costs or taxes could increase our operating costs and decrease the cash available to pay our obligations or distribute to equity holders.

Some of our potential losses may not be covered by insurance.

We maintain general liability insurance with limits of $300,000,000 per occurrence and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance (16% effective January 1, 2016) of a covered loss, and the Federal government is responsible for the remaining 85% (84% effective January 1, 2016) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on the retail portion of our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

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

We depend upon anchor tenants to attract shoppers at our Rego Park I and II retail properties.

Our Rego Park I and II retail properties are anchored by well-known department stores and other tenants who generate shopping traffic.  The value of these properties would be adversely affected if our anchor tenants failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy.  If the sales of stores operating in our properties were to decline significantly due to economic conditions, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges.  In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord.

OUR INVESTMENTS ARE CONCENTRATED IN THE GREATER NEW YORK CITY METROPOLITAN AREA. CIRCUMSTANCES AFFECTING THIS AREA GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS.

All of our properties are in the greater New York City metropolitan area and are affected by the economic cycles and risks inherent in that area.

All of our revenues come from properties located in the greater New York City metropolitan area.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short- or long-term.  Declines in the economy or declines in the real estate market in this area could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

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

We may acquire or develop properties and this may create risks, including failing to complete such activities on time or within budget, competition for such activities that could increase our costs, being unable to lease newly acquired, developed or redeveloped properties at rents sufficient to cover our costs, difficulties in integrating acquisitions and weaker than expected performance.

Although our stated business strategy is not to engage in acquisitions, we may acquire or develop properties when we believe that an acquisition or development project is otherwise consistent with our business strategy.  We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget.  In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs.  When we do pursue a project or acquisition, we may not succeed in leasing newly-developed, redeveloped or acquired properties at rents sufficient to cover costs of acquisition, development or redevelopment and operations.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention.  Acquisitions or developments in new markets or types of properties where we do not have the same level of market knowledge may result in weaker than anticipated performance.  We may abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated.

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

We have an investment in Macerich, a retail shopping center company.  As of December 31, 2014, this investment had a carrying amount of $44,646,000.  A significant decline in the value of this investment due to, among other reasons, Macerich’s operating performance or economic or market conditions, may result in the recognition of an impairment loss, which could be material.

OUR ORGANIZATIONAL AND FINANCIAL STRUCTURE GIVES RISE TO OPERATIONAL AND FINANCIAL RISKS.

Substantially all of our assets are owned by subsidiaries.  We depend on dividends and distributions from these subsidiaries.  The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

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

At December 31, 2014, substantially all of the individual properties we own were encumbered by mortgages.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

As of December 31, 2014, total debt outstanding was $1,032,780,000 and our ratio of total debt to total enterprise value was 34.3%.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2014, our scheduled cash payments for principal and interest were $35,835,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

We might fail to qualify or remain qualified as a REIT, and may be required to pay income taxes at corporate rates.

Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might fail to remain qualified.  Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Internal Revenue Code (the “Code”) for which there are only limited judicial or administrative interpretations and depends on various facts and circumstances that are not entirely within our control.  In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT.

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

We are dependent on the efforts of Steven Roth, our Chief Executive Officer.  Although we believe that we could find a replacement, the loss of his services could harm our operations and adversely affect the value of our common stock.

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

At December 31, 2014, Interstate and its partners owned approximately 6.6% of the common shares of beneficial interest of Vornado and approximately 26.3% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

At December 31, 2014, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.3% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Dr. Richard West is a trustee of Vornado and a member of our Board of Directors and Joseph Macnow is our Executive Vice President and Chief Financial Officer and the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornado.

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

The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2014, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which, 5,005 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 889,735 shares are available for future grant under the terms of our 2006 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     properties

The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2014.

				Average		Lease
				Annualized		Expiration/
	Land	Building	Occupancy	Rent Per		Option
Property	Acreage	Square Feet	Rate	Square Foot(1)	Tenants	Expiration(s)
Operating Properties:
731 Lexington Avenue
New York, New York
Office		697,000			Bloomberg L.P.	2029/2039
		188,000			Bloomberg L.P.	2020
		885,000	100%	$98.38
Retail		83,000			The Home Depot	2025/2035
		34,000			The Container Store	2021
		27,000			Hennes & Mauritz	2019
		30,000			Various	Various
		174,000	100%	174.95
	1.9	1,059,000

Rego Park I
Queens, New York		195,000			Sears	2021
		50,000			Burlington Coat Factory	2022/2027
		46,000			Bed Bath & Beyond	2021
		36,000			Marshalls	2021
		16,000			Old Navy	2021
	4.8	343,000	100%	37.97

Rego Park II
Queens, New York
		145,000			Costco	2034/2059
		135,000			Century 21	2030/2050
		133,000			Kohl’s	2030/2050
		47,000			Toys "R"Us/Babies "R" Us	2021/2036
		149,000			Various	Various
	6.6	609,000	99%	41.70

Paramus
Paramus, New Jersey	30.3	-	100%	-	IKEA (ground lessee)	2041

Flushing
Queens, New York (ground leased
through January 2037)	1	167,000	100%	16.53	New World Mall LLC	2027/2037

Property under Development:
Rego Park II Apartment Tower, 312 units
aggregating 255,000 square feet
under development
Queens, New York	-	-	-	-	-	-

Property to be Developed:
Rego Park III, adjacent to Rego Park II
Queens, New York	3.2	-	-	-	-	-
		2,178,000

(1)		Represents the contractual weighted average rent per square foot as of December 31, 2014. For a discussion of our leasing activity, see
Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.

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

On February 28, 2014, we completed a $300,000,000 refinancing of the office portion of 731 Lexington Avenue.  The interest-only loan is at LIBOR plus 0.95% (1.11% at December 31, 2014) and matures in March 2017, with four one-year extension options.  The proceeds of the new loan and existing cash were used to repay the existing loan and closing costs.  In connection therewith, we purchased an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

The retail space is encumbered by a first mortgage loan with a balance of $320,000,000 as of December 31, 2014, which bears interest at 4.93% and matures in July 2015.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of 5 years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

Rego Park I

Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens, New York, is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls.  The center contains a parking deck (1,258 spaces) that provides for paid parking.

The center is encumbered by a 100% cash collateralized loan with a balance of $78,246,000 as of December 31, 2014.  The loan bears interest at 0.40%, is prepayable at any time without penalty and matures in March 2015.

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property.  Sears alleges that the defendants are liable for harm Sears has suffered as a result of (a) water intrusions into the premises Sears leases, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserts various causes of actions for damages and seeks to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears seeks, among other things, damages of not less than $4 million and future damages it estimates will not be less than $25 million.  We intend to defend the claims vigorously; the amount or range of reasonable possible losses, if any, cannot be estimated.

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

This center is encumbered by a first mortgage loan with a balance of $266,534,000 as of December 31, 2014.  The loan bears interest at LIBOR plus 1.85% (2.02% at December 31, 2014) and matures in November 2018.

ITEM 2.        PROPERTIES – continued

Paramus

We own 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey.  The land is located directly across from the Garden State Plaza regional shopping mall and is within two miles of three other regional shopping malls and ten miles of New York City.  The land has been ground leased to IKEA Property, Inc. since 2001.  The lease expires in 2041, with a purchase option in 2021 for $75,000,000.  The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures in October 2018.  The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan.  If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on the sale of land of approximately $60,000,000.  If the purchase option is not exercised, the triple-net rent for the last 20 years must include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

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

Property under Development
Rego Park II Apartment Tower

We are in the process of constructing an apartment tower above our Rego II shopping center, containing 312 units aggregating 255,000 square feet, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $73,327,000 has been incurred as of December 31, 2014.  There can be no assurance that the project will be completed, or completed on schedule or within budget.

Property to be Developed
Rego Park III

We own 3.2 acres of land adjacent to the Rego Park II shopping center in Queens, New York, which comprises a one‑quarter square block and is located at the intersection of Junction Boulevard and the Horace Harding Service Road.  The land is currently being used for paid public parking.  We have not established plans or budgets for the development of this site and there can be no assurance that we will do so.

ITEM 3.        LEGAL PROCEEDINGS

We are from time to time involved in legal actions arising in the ordinary course of business.  In our opinion, after consultation with our legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

For a discussion of the litigation concerning our Rego Park I property, see “Item 2.  Properties – Operating Properties – Rego Park I.”

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

	Year Ended December 31,
	2014			2013
Quarter	High	Low	Dividends	High	Low	Dividends
First	$379.14	$323.18	$3.25	$340.30	$322.00	$2.75
Second	374.25	339.02	3.25	328.53	281.51	2.75
Third	408.99	363.00	3.25	310.75	268.10	2.75

Fourth	452.10	378.81	3.25	344.92	279.60	2.75

On January 21, 2015, we increased our regular quarterly dividend to $3.50 per share (a new indicated annual rate of $14.00 per share).  As of January 31, 2015, there were approximately 283 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2014, we did not sell any unregistered securities.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

During 2014, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2009 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2009	2010	2011	2012	2013	2014
Alexander’s	$100	$139	$128	$162	$168	$230
S&P 500 Index	100	115	117	136	180	205
The NAREIT All Equity Index	100	128	139	166	171	218

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

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2014	2013	2012	2011	2010

Total revenues	$200,814	$196,459	$191,312	$185,246	$174,206

Income from continuing operations(1)	$67,396	$54,663	$50,041	$54,831	$49,159
Income from discontinued operations(2)	529	2,252	624,952	26,215	18,286
Net income	67,925	56,915	674,993	81,046	67,445
Net income attributable to the noncontrolling interest	-	-	(606)	(1,623)	(1,016)
Net income attributable to Alexander’s	$67,925	$56,915	$674,387	$79,423	$66,429

Income per common share:
Income from continuing operations – basic	$13.19	$10.70	$9.80	$10.74	$9.63
Income from continuing operations – diluted	13.19	10.70	9.80	10.74	9.63
Net income per common share – basic	13.29	11.14	132.04	15.55	13.01
Net income per common share – diluted	13.29	11.14	132.04	15.55	13.01

Dividends per common share(3)	$13.00	$11.00	$137.00	$12.00	$7.50

Balance sheet data:
Total assets	$1,423,216	$1,457,724	$1,481,810	$1,771,307	$1,679,300
Real estate, at cost	993,927	919,576	911,792	906,907	897,312
Accumulated depreciation and amortization	210,025	185,375	160,826	136,460	112,765
Mortgages payable	1,032,780	1,049,959	1,065,916	1,080,932	1,095,197
Total equity	348,399	333,581	332,153	363,245	343,776

(1)	Includes the reversal of a portion of the liability for income taxes of $2,561 and $5,113 in 2011 and 2010, respectively.
(2)	2012 includes a $599,628 net gain on sale of real estate.
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

We compete with a large number of property owners and developers.  Our success depends upon, among other factors, trends of the world, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

Year Ended December 31, 2014 Financial Results Summary

Net income attributable to common stockholders for the year ended December 31, 2014 was $67,925,000, or $13.29 per diluted share, compared to $56,915,000, or $11.14 per diluted share for the year ended December 31, 2013.  Net income attributable to common stockholders includes income from discontinued operations (Kings Plaza) of $529,000, or $0.10 per diluted share for the year ended December 31, 2014, compared to $2,252,000, or $0.44 per diluted share for the year ended December 31, 2013.

Funds from operations attributable to common stockholders (“FFO”) for the year ended December 31, 2014 was $96,980,000, or $18.98 per diluted share, compared to $85,717,000, or $16.78 per diluted share for the prior year.  FFO includes FFO from discontinued operations (Kings Plaza) of $529,000, or $0.10 per diluted share for the year ended December 31, 2014, compared to $2,252,000, or $0.44 per diluted share for the prior year.

Quarter Ended December 31, 2014 Financial Results Summary

Net income attributable to common stockholders for the quarter ended December 31, 2014 was $18,161,000, or $3.55 per diluted share, compared to $15,790,000, or $3.09 per diluted share for the quarter ended December 31, 2013.  Net income attributable to common stockholders includes income from discontinued operations (Kings Plaza) of $529,000, or $0.10 per diluted share for the quarter ended December 31, 2014, compared to $2,252,000, or $0.44 per diluted share for the quarter ended December 31, 2013.

FFO for the quarter ended December 31, 2014 was $25,508,000, or $4.99 per diluted share, compared to $23,015,000, or $4.50 per diluted share for the prior year’s quarter.  FFO includes FFO from discontinued operations (Kings Plaza) of $529,000, or $0.10 per diluted share for the quarter ended December 31, 2014, compared to $2,252,000, or $0.44 per diluted share for the prior year’s quarter.

Overview – continued

Square Footage, Occupancy and Leasing Activity

As of December 31, 2014 and 2013, our portfolio was comprised of six properties aggregating 2,178,000 square feet that had occupancy rates of 99.7% and 99.4%, respectively.  In the year ended December 31, 2014 we leased 7,977 square feet with an average initial rent of $83.62 per square foot and a weighted average lease term of 14.6 years.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $91,109,000, $88,164,000 and $86,468,000, or 45% of our total revenues in each of the years ended December 31, 2014, 2013 and 2012, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of 5 years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

 Financing

On February 28, 2014, we completed a $300,000,000 refinancing of the office portion of 731 Lexington Avenue.  The interest-only loan is at LIBOR plus 0.95% (1.11% at December 31, 2014) and matures in March 2017, with four one-year extension options.  The proceeds of the new loan and existing cash were used to repay the existing loan and closing costs.  In connection herewith, we purchased an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2014 and 2013, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $783,902,000 and $734,201,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense, are capitalized to the cost of the real property to the extent that we believe such costs are recoverable through the value of the property.  The capitalization period begins when development activities are underway and ends when the project is substantially complete.  General and administrative costs are expensed as incurred.

Critical Accounting Policies and Estimates – continued

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

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,544,000 and $1,993,000 as of December 31, 2014 and 2013, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Results of Operations – Year Ended December 31, 2014 compared to December 31, 2013

Property Rentals

Property rentals were $136,628,000 in the year ended December 31, 2014, compared to $135,908,000 in the prior year, an increase of $720,000.  This increase was primarily due to higher parking revenues.

Expense Reimbursements

Tenant expense reimbursements were $64,186,000 in the year ended December 31, 2014, compared to $60,551,000 in the prior year, an increase of $3,635,000. This increase was primarily due to higher real estate taxes.

Operating Expenses

Operating expenses were $69,897,000 in the year ended December 31, 2014, compared to $64,930,000 in the prior year, an increase of $4,967,000.  This increase was primarily comprised of higher real estate taxes of $3,536,000 and higher non-reimbursable operating expenses of $1,860,000.

Depreciation and Amortization

Depreciation and amortization was $29,196,000 in the year ended December 31, 2014, compared to $28,987,000 in the prior year, an increase of $209,000.

General and Administrative Expenses

General and administrative expenses were $5,032,000 in the year ended December 31, 2014, compared to $5,026,000 in the prior year, an increase of $6,000.

Interest and Other Income, net

Interest and other income, net was $2,434,000 in the year ended December 31, 2014, compared to $1,527,000 in the prior year, an increase of $907,000.  This increase was primarily due to lease termination income of $800,000.

Interest and Debt Expense

Interest and debt expense was $32,068,000 in the year ended December 31, 2014, compared to $44,540,000 in the prior year, a decrease of $12,472,000.  This decrease was primarily due to savings resulting from the refinancing of the office portion of 731 Lexington Avenue.

Income Tax Benefit

Income tax benefit was $341,000 in the year ended December 31, 2014, compared to $160,000 in the prior year, an increase of $181,000.  This increase resulted from a larger reversal of tax liabilities in the current year as compared to the prior year.  These liabilities were reversed as a result of the expiration of the applicable statute of limitations.

Income from Discontinued Operations

Income from discontinued operations was $529,000 in the year ended December 31, 2014, compared to $2,252,000 in the year ended December 31, 2013, a decrease of $1,723,000.  Income for the current and prior year primarily represent the reversal of previously accrued liabilities related to Kings Plaza which was sold in November 2012.

Results of Operations – Year Ended December 31, 2013 compared to December 31, 2012

Property Rentals

Property rentals were $135,908,000 in the year ended December 31, 2013, compared to $134,847,000 in the year ended December 31, 2012, an increase of $1,061,000.  This increase was primarily due to higher occupancy.

Expense Reimbursements

Tenant expense reimbursements were $60,551,000 in the year ended December 31, 2013, compared to $56,465,000 in the year ended December 31, 2012, an increase of $4,086,000. This increase was primarily due to higher real estate taxes and reimbursable operating expenses.

Operating Expenses

Operating expenses were $64,930,000 in the year ended December 31, 2013, compared to $61,755,000 in the year ended December 31, 2012, an increase of $3,175,000.  This increase was primarily comprised of higher (i) real estate taxes of $3,991,000 and (ii) reimbursable operating expenses of $512,000, partially offset by (iii) lower bad debt expense of $1,362,000.

Depreciation and Amortization

Depreciation and amortization was $28,987,000 in the year ended December 31, 2013, compared to $28,815,000 in the year ended December 31, 2012, an increase of $172,000.

General and Administrative Expenses

General and administrative expenses were $5,026,000 in the year ended December 31, 2013, compared to $5,162,000 in the year ended December 31, 2012, a decrease of $136,000.

Interest and Other Income, net

Interest and other income, net was $1,527,000 in the year ended December 31, 2013, compared to $177,000 in the year ended December 31, 2012, an increase of $1,350,000.  This increase was primarily due to dividend income in the current year on the Macerich common shares that we received in connection with the sale of Kings Plaza in November 2012.

Interest and Debt Expense

Interest and debt expense was $44,540,000 in the year ended December 31, 2013, compared to $45,652,000 in the year ended December 31, 2012, a decrease of $1,112,000.  This decrease was primarily due to lower average debt balances.

Income Tax Benefit (Expense)

In the year ended December 31, 2013, we had an income tax benefit of $160,000, compared to an income tax expense of $64,000 in the year ended December 31, 2012, a decrease in expense of $224,000.  This decrease resulted from a reduction of our estimated income tax liability due to the expiration of the applicable statute of limitations.

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

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $606,000 in the year ended December 31, 2012, and represents our venture partner’s 75% pro-rata share of the net income from the Kings Plaza energy plant joint venture, which was sold together with Kings Plaza in November 2012.

Related Party Transactions

Vornado

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  At December 31, 2014, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.1% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornando.

At December 31, 2014, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 3 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.

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

Dividends

On January 21, 2015, we increased our regular quarterly dividend to $3.50 per share (a new indicated annual rate of $14.00 per share).  The new dividend, if continued for all of 2015, would require us to pay out approximately $71,600,000.

Development Project

We are in the process of constructing an apartment tower above our Rego II shopping center, containing 312 units aggregating 255,000 square feet, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $73,327,000 has been incurred as of December 31, 2014.  There can be no assurance that the project will be completed, or completed on schedule or within budget.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of December 31, 2014.  We intend to refinance our maturing debt as it comes due.

		Interest
(Amounts in thousands)	Balance	Rate	Maturity(1)
Rego Park I shopping center(2)	$78,246	0.40%	Mar. 2015
731 Lexington Avenue, retail space(3)	320,000	4.93%	Jul. 2015
Paramus	68,000	2.90%	Oct. 2018
Rego Park II shopping center(4)	266,534	2.02%	Nov. 2018
731 Lexington Avenue, office space(5)	300,000	1.11%	Mar. 2021
	$1,032,780
_________________________________________
(1) Represents the extended maturity where we have the unilateral right to extend.
(2) This loan is 100% cash collateralized.
(3) In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(4) This loan bears interest at LIBOR plus 1.85%.
(5) This loan bears interest at LIBOR plus 0.95%.

Below is a summary of our contractual obligations and commitments as of December 31, 2014.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations (principal and interest(1)):
Long-term debt obligations	$1,089,712	$420,454	$28,556	$336,767	$303,935
Operating lease obligations	9,458	700	1,492	1,600	5,666
Purchase obligations (primarily construction
commitments)	36,957	36,957	-	-	-
	$1,136,127	$458,111	$30,048	$338,367	$309,601

Commitments:
Standby letters of credit	$3,308	$3,308	$-	$-	$-

(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2014.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance (16% effective January 1, 2016) of a covered loss, and the Federal government is responsible for the remaining 85% (84% effective January 1, 2016) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on the retail portion of our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

Litigation

Rego Park I

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property.  Sears alleges that the defendants are liable for harm Sears has suffered as a result of (a) water intrusions into the premises Sears leases, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserts various causes of actions for damages and seeks to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears seeks, among other things, damages of not less than $4 million and future damages it estimates will not be less than $25 million.  We intend to defend the claims vigorously; the amount or range of reasonable possible losses, if any, cannot be estimated.

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

Liquidity and Capital Resources – continued

Cash Flows

Cash and cash equivalents were $227,815,000 at December 31, 2014, compared to $347,718,000 at December 31, 2013, a decrease of $119,903,000.  This decrease resulted from $87,870,000 of net cash used in financing activities and $81,520,000 of net cash used in investing activities, partially offset by $49,487,000 of net cash provided by operating activities. Our consolidated outstanding debt was $1,032,780,000 at December 31, 2014, a $17,179,000 decrease from the balance at December 31, 2013.

Year Ended December 31, 2014

Net cash provided by operating activities of $49,487,000 was comprised of net income of $67,925,000 and $29,355,000 of adjustments for non-cash items, partially offset by $47,793,000 for the net change in operating assets and liabilities.  The adjustments for non-cash items were primarily comprised of depreciation and amortization of $31,919,000, partially offset by straight-lining of rental income of $2,538,000.  The change in operating assets and liabilities was primarily due to the payment of accrued leasing commissions to Vornado of $40,353,000.

Net cash used in investing activities of $81,520,000 was primarily comprised of $61,964,000 of construction in progress and real estate additions, primarily related to the development of our Rego Park II Apartment Tower, and purchases of short-term investments of $24,998,000.

Net cash used in financing activities of $87,870,000 was primarily comprised of (i) debt repayments of $317,179,000 (primarily repayment of the loan on the office portion of 731 Lexington Avenue) and (ii) dividends paid on common stock of $66,436,000, partially offset by (iii) $300,000,000 of proceeds from the refinancing of the office portion of 731 Lexington Avenue.

Year Ended December 31, 2013

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

Net cash used in investing activities of $7,320,000 was primarily comprised of $7,671,000 of construction in progress and real estate additions.

Net cash used in financing activities of $72,241,000 was primarily comprised of dividends paid on common stock of $56,197,000 and debt repayments of $15,957,000.

Liquidity and Capital Resources – continued

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

Net cash provided by investing activities of $710,077,000 was comprised of (i) net proceeds from the sale of real estate of $714,054,000 (excluding $30,000,000 of stock consideration) and (ii) proceeds from maturing short-term investments of $5,000,000, partially offset by (iii) $7,351,000 of construction in progress and real estate additions, primarily related to our Rego Park II property and (iv) an increase in restricted cash of $1,626,000.

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

FFO attributable to common stockholders for the year ended December 31, 2014 was $96,980,000, or $18.98 per diluted share, compared to $85,717,000, or $16.78 per diluted share for the prior year.  FFO attributable to common stockholders includes FFO from discontinued operations (Kings Plaza) of $529,000, or $0.10 per diluted share for the year ended December 31, 2014, compared to $2,252,000, or $0.44 per diluted share for the prior year.

FFO attributable to common stockholders for the quarter ended December 31, 2014 was $25,508,000, or $4.99 per diluted share, compared to $23,015,000, or $4.50 per diluted share for the prior year’s quarter.  FFO attributable to common stockholders includes FFO from discontinued operations (Kings Plaza) of $529,000, or $0.10 per diluted share for the quarter ended December 31, 2014, compared to $2,252,000, or $0.44 per diluted share for the prior year’s quarter.

The following table reconciles our net income to FFO:

	For the Year Ended		For the Quarter Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2014	2013	2014	2013
Net income attributable to Alexander’s	$67,925	$56,915	$18,161	$15,790
Depreciation and amortization of real property	29,055	28,802	7,347	7,225
FFO attributable to common stockholders	$96,980	$85,717	$25,508	$23,015

FFO attributable to common stockholders per diluted share	$18.98	$16.78	$4.99	$4.50

Weighted average shares used in computing diluted FFO per share	5,110,628	5,109,055	5,111,201	5,109,717

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2014			2013
		Weighted	Effect of 1%		Weighted
	December 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable (including $0 and $42,924,
respectively, due to Vornado)	$566,534	1.54%	$5,665	$312,420	2.00%
Fixed Rate	466,246	3.87%	-	780,463	4.46%
	$1,032,780		$5,665	$1,092,883

Total effect on diluted earnings per share			$1.11

As of December 31, 2014, we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of December 31, 2014 and 2013, the estimated fair value of our consolidated debt was $1,025,000,000 and $1,115,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Index to Consolidated Financial Statements	Number

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets at December 31, 2014 and 2013	36

Consolidated Statements of Income for the
Years Ended December 31, 2014, 2013 and 2012	37

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2014, 2013 and 2012	38

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2014, 2013 and 2012	39

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2014, 2013 and 2012	40

Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander’s, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 17, 2015

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2014	2013
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	873,667	869,681
Development and construction in progress	75,289	4,924
Total	993,927	919,576
Accumulated depreciation and amortization	(210,025)	(185,375)
Real estate, net	783,902	734,201
Cash and cash equivalents	227,815	347,718
Short-term investments	24,998	-
Restricted cash	84,602	90,044
Marketable securities	44,646	31,522
Tenant and other receivables, net of allowance for doubtful accounts of $1,544 and $1,993, respectively	2,213	2,925
Receivable arising from the straight-lining of rents	179,939	177,401
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$33,974 and $36,728, respectively	46,561	50,273
Deferred debt issuance costs, net of accumulated amortization of $11,295 and $19,187, respectively	4,824	3,246
Other assets	23,716	20,394
	$1,423,216	$1,457,724

LIABILITIES AND EQUITY
Mortgages payable	$1,032,780	$1,049,959
Amounts due to Vornado	3,922	43,307
Accounts payable and accrued expenses	35,127	27,450
Other liabilities	2,988	3,427
Total liabilities	1,074,817	1,124,143

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued 5,173,450 shares; outstanding 5,106,196 shares	5,173	5,173
Additional capital	30,139	29,745
Retained earnings	299,004	297,515
Accumulated other comprehensive income	14,457	1,522
	348,773	333,955
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	348,399	333,581
	$1,423,216	$1,457,724

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUES
Property rentals	$136,628	$135,908	$134,847
Expense reimbursements	64,186	60,551	56,465
Total revenues	200,814	196,459	191,312

EXPENSES
Operating, including fees to Vornado of $4,516, $4,196, and $4,318, respectively	69,897	64,930	61,755
Depreciation and amortization	29,196	28,987	28,815
General and administrative, including management fees to Vornado of $2,380, $2,380
and $2,160, respectively	5,032	5,026	5,162
Total expenses	104,125	98,943	95,732

OPERATING INCOME	96,689	97,516	95,580

Interest and other income, net	2,434	1,527	177
Interest and debt expense	(32,068)	(44,540)	(45,652)
Income before income taxes	67,055	54,503	50,105
Income tax benefit (expense)	341	160	(64)
Income from continuing operations	67,396	54,663	50,041
Income from discontinued operations, including a $599,628 net gain on sale of real
estate in 2012	529	2,252	624,952
Net income	67,925	56,915	674,993
Net income attributable to the noncontrolling interest	-	-	(606)
Net income attributable to Alexander’s	$67,925	$56,915	$674,387

Income per common share - basic and diluted:
Income from continuing operations	$13.19	$10.70	$9.80
Income from discontinued operations, net	0.10	0.44	122.24
Net income per common share	$13.29	$11.14	$132.04
Weighted average shares outstanding	5,110,628	5,109,055	5,107,610

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$67,925	$56,915	$674,993
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	13,124	316	1,206
Change in value of interest rate cap	(189)	-	-
Comprehensive income	80,860	57,231	676,199
Less comprehensive income attributable to the noncontrolling interest	-	-	(606)
Comprehensive income attributable to Alexander's	$80,860	$57,231	$675,593

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated
					Other		Non-
	Common Stock		Additional	Retained	Comprehensive	Treasury	controlling	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Interest	Equity
Balance, December 31, 2011	5,173	$5,173	$31,801	$322,201	$-	$(375)	$4,445	$363,245
Net income	-	-	-	674,387	-	-	606	674,993
Dividends paid, including a special
dividend of $623,178	-	-	-	(699,791)	-	-	-	(699,791)
Acquisition of the noncontrolling
interest	-	-	(2,749)	-	-	-	(5,051)	(7,800)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	1,206	-	-	1,206
Deferred stock unit grant	-	-	300	-	-	-	-	300
Balance, December 31, 2012	5,173	5,173	29,352	296,797	1,206	(375)	-	332,153
Net income	-	-	-	56,915	-	-	-	56,915
Dividends paid				(56,197)				(56,197)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	316	-	-	316
Deferred stock unit grant	-	-	394	-	-	-	-	394
Other	-	-	(1)	-	-	1	-	-
Balance, December 31, 2013	5,173	5,173	29,745	297,515	1,522	(374)	-	333,581
Net income	-	-	-	67,925	-	-	-	67,925
Dividends paid	-	-	-	(66,436)	-	-	-	(66,436)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	13,124	-	-	13,124
Change in value of interest rate cap	-	-	-	-	(189)	-	-	(189)
Deferred stock unit grant	-	-	394	-	-	-	-	394
Balance, December 31, 2014	5,173	$5,173	$30,139	$299,004	$14,457	$(374)	$-	$348,399

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,925	$56,915	$674,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	31,919	31,395	36,363
Straight-lining of rental income	(2,538)	(3,707)	(4,475)
Stock-based compensation expense	394	394	300
Reversal of income tax liability	(420)	(206)	-
Net gain on sale of real estate	-	-	(599,628)
Change in operating assets and liabilities:
Tenant and other receivables, net	712	(972)	234
Other assets	(4,334)	(472)	4,318
Amounts due to Vornado	(42,779)	(3,138)	(2,405)
Accounts payable and accrued expenses	(1,373)	(6,284)	(107)
Other liabilities	(19)	(42)	114
Net cash provided by operating activities	49,487	73,883	109,707

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(61,964)	(7,671)	(7,351)
Purchases of short-term investments	(24,998)	-	-
Restricted cash	5,442	351	(1,626)
Proceeds from sale of real estate	-	-	714,054
Proceeds from maturing short-term investments	-	-	5,000
Net cash (used in) provided by investing activities	(81,520)	(7,320)	710,077

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(317,179)	(15,957)	(265,016)
Proceeds from borrowing	300,000	-	-
Dividends paid, including a special dividend of $623,178 in 2012	(66,436)	(56,197)	(699,791)
Debt issuance costs	(4,255)	(87)	(400)
Acquisition of the noncontrolling interest	-	-	(7,800)
Net cash used in financing activities	(87,870)	(72,241)	(973,007)

Net decrease in cash and cash equivalents	(119,903)	(5,678)	(153,223)
Cash and cash equivalents at beginning of year	347,718	353,396	506,619
Cash and cash equivalents at end of year	$227,815	$347,718	$353,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $603 in 2014	$30,656	$42,121	$47,932

NON-CASH TRANSACTIONS
Liability for real estate additions	$13,529	$1,084	$221
Marketable securities received in connection with the sale of real estate	-	-	30,000
Commission payable to Vornado incurred in connection with the sale of real estate	-	-	7,510
Write-off of fully amortized and/or depreciated assets	10,626	-	648

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

Property under development

•         Rego Park II Apartment Tower; We are in the process of constructing an apartment tower above our Rego II shopping center, containing 312 units aggregating 255,000 square feet, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $73,327,000 has been incurred as of December 31, 2014.  There can be no assurance that the project will be completed, or completed on schedule or within budget.

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

Recently Issued Accounting Literature –  In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals for individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014.  The adoption of this update on January 1, 2015 is not expected to have any impact on our consolidated financial statements.

In May 2014, the FASB issued an update (“ASU 2014-09”) establishing ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Short-term Investments – Short-term investments consist of United States Treasury Bills with original maturities greater than three but less than six months.  These highly liquid investments are classified as available-for-sale and are presented at fair value on our consolidated balance sheets.  Unrealized gains and losses resulting from these investments are included in “other comprehensive income” and are recognized in earnings only upon the expiration of the investments.

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

Allowance for Doubtful Accounts – We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,544,000 and $1,993,000 as of December 31, 2014 and 2013, respectively) for the estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the years ended December 31, 2014 and 2013 were categorized, for federal income tax purposes, as ordinary income.

The following table reconciles our net income to estimated taxable income for the years ended December 31, 2014, 2013 and 2012.

(Unaudited and in thousands)	Year Ended December 31,
	2014	2013	2012
Net income attributable to Alexander’s	$67,925	$56,915	$674,387
Straight-line rent adjustments	(2,538)	(3,707)	(4,475)
Depreciation and amortization timing differences	2,283	2,134	910
Interest expense	10	27	29
Reversal of liability for income taxes	(420)	(206)	-
Additional tax gain on sale of the Kings Plaza
Regional Shopping Center	(357)	-	23,928
Other	1,112	(2,213)	4,396
Estimated taxable income	$68,015	$52,950	$699,175

At December 31, 2014, the net basis of our assets and liabilities for tax purposes are approximately $204,815,000 lower than the amount reported for financial statement purposes.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS

Vornado

At December 31, 2014, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  At December 31, 2014, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.1% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornado.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $280,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.  The payment of development fees for the Rego Park II Apartment Tower is due on substantial completion of the construction, as defined.

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  Prior to December 22, 2014, the total of these amounts was payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0%.  On December 22, 2014, the leasing agreements with Vornado were amended to eliminate the annual installment cap of $4,000,000.  In addition, we paid the accrued balance of leasing commissions of $40,353,000 to Vornado.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS – continued

The following is a summary of fees to Vornado under the agreements discussed above, and includes $2,021,000 of property management and leasing fees for the year ended December 31, 2012, related to the Kings Plaza Regional Shopping Center (“Kings Plaza”), which was sold in November 2012 (see Note 4 – Discontinued Operations).

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Company management fees	$2,800	$2,800	$2,983
Development fees	3,394	-	438
Leasing fees	1,430	1,126	2,217
Commission on sale of real estate	-	-	7,510
Property management fees and payments for cleaning, engineering
and security services	3,658	3,415	4,531
	$11,282	$7,341	$17,679

At December 31, 2014, we owed Vornado $3,394,000 for development fees and $528,000 for management, property management and cleaning fees.

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

In accordance with the provisions of ASC 360, Property, Plant and Equipment, we have reclassified the revenues and expenses of Kings Plaza to “income from discontinued operations” for all of the periods presented on our consolidated statements of income.  The table below sets forth the income from discontinued operations for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Total revenues	$-	$-	$61,836
Total operating expenses(1)	-	-	31,214
	-	-	30,622
Interest and other income, net	529	2,252	45
Interest and debt expense	-	-	(5,343)
Net gain on sale	-	-	599,628
Income from discontinued operations	$529	$2,252	$624,952
___________________
(1)	Includes fees to Vornado of $1,368 for the year ended December 31, 2012.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     MARKETABLE SECURITIES

As of December 31, 2014 and 2013, we owned 535,265 Macerich common shares, which were received in connection with the sale of Kings Plaza to Macerich.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of December 31, 2014 and 2013, the fair value of these shares were $44,646,000 and $31,522,000, respectively, based on Macerich’s closing share price of $83.41 per share and $58.89 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”  Other comprehensive income includes unrealized gains of $13,124,000 and $316,000 for the years ended December 31, 2014 and 2013, respectively.

6.    MORTGAGES PAYABLE

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

The following is a summary of outstanding mortgages payable.

			Interest Rate at	Balance at December 31,
(Amounts in thousands)		Maturity(1)	December 31, 2014	2014	2013
First mortgages secured by:
	Rego Park I shopping center (100% cash	Mar. 2015	0.40%	$78,246	$78,246
	collateralized)
	731 Lexington Avenue, retail space(2)	Jul. 2015	4.93%	320,000	320,000
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(3)	Nov. 2018	2.02%	266,534	269,496
	731 Lexington Avenue, office space(4)	Mar. 2021	1.11%	300,000	314,217
				$1,032,780	$1,049,959
___________________

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	In the event of a substantial casualty, as defined, up to $75,000 of this loan may become recourse to us.
(3)	This loan bears interest at LIBOR plus 1.85%.
(4)	This loan bears interest at LIBOR plus 0.95%.

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $706,791,000 at December 31, 2014.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them.  As of December 31, 2014, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2015	$401,439
2016	3,440
2017	3,707
2018	324,194
2019	-
Thereafter	300,000

We intend to refinance our maturing debt as it comes due.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets at December 31, 2014 and 2013 consists of marketable securities, short-term investments (treasury bills classified as available-for-sale) and an interest rate cap, which are presented in the table below, based on their level in the fair value hierarchy.  There were no financial liabilities measured at fair value at December 31, 2014 and 2013.

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$44,646	$44,646	$-	$-
Short-term investments	24,998	24,998	-	-
Interest rate cap (included in other assets)	11	-	11	-
Total assets	$69,655	$69,644	$11	$-

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$31,522	$31,522	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, mortgages payable and leasing commissions due to Vornado.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable and leasing commissions due to Vornado is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$111,590	$111,590	$184,796	$184,796

Liabilities:
Mortgages payable	$1,032,780	$1,025,000	$1,049,959	$1,072,000
Leasing commissions (included in Amounts due to Vornado)	-	-	42,924	43,000
	$1,032,780	$1,025,000	$1,092,883	$1,115,000

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

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2015	$127,877
2016	119,741
2017	121,079
2018	121,111
2019	118,537
Thereafter	903,901

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales.  For the years ended December 31, 2014, 2013, and 2012, these rents were $108,000, $416,000, and $416,000, respectively.

Bloomberg accounted for $91,109,000, $88,164,000 and $86,468,000, or 45% of our total revenues in each of the years ended December 31, 2014, 2013 and 2012, respectively.  No other tenant accounted for more than 10% of our total revenues in any of the last three years.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to fail or become unable to perform its obligations under its lease, it would adversely affect our results of operations and financial condition.  We receive and evaluate certain confidential financial information and metrics from Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of 5 years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

As Lessee

We are a tenant under a long-term ground lease at our Flushing property, which expires in 2027 and has one 10-year extension option.  Future lease payments under this operating lease, excluding the extension option, are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2015	$700
2016	700
2017	792
2018	800
2019	800
Thereafter	5,666

Rent expense was $746,000 in each of the years ended December 31, 2014, 2013 and 2012.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    STOCK-BASED COMPENSATION

Our Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors.  As of December 31, 2014, there were 5,005 DSUs outstanding and 889,735 shares were available for future grant.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible and 15% of the balance (16% effective January 1, 2016) of a covered loss, and the Federal government is responsible for the remaining 85% (84% effective January 1, 2016) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.  We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our mortgage loans are non-recourse to us, except for $75,000,000 of the $320,000,000 mortgage on the retail portion of our 731 Lexington Avenue property, in the event of a substantial casualty, as defined.  Our mortgage loans contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

Litigation

Rego Park I

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property.  Sears alleges that the defendants are liable for harm Sears has suffered as a result of (a) water intrusions into the premises Sears leases, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserts various causes of actions for damages and seeks to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears seeks, among other things, damages of not less than $4 million and future damages it estimates will not be less than $25 million.  We intend to defend the claims vigorously; the amount or range of reasonably possible losses, if any, cannot be estimated.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES – continued

Rego Park II Apartment Tower

We are in the process of constructing an apartment tower above our Rego II shopping center, containing 312 units aggregating 255,000 square feet, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $73,327,000 has been incurred as of December 31, 2014.  There can be no assurance that the project will be completed, or completed on schedule or within budget.

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

Letters of Credit

Approximately $3,308,000 of standby letters of credit were issued and outstanding as of December 31, 2014.

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

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2014, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2014, 2013 and 2012 our subsidiaries contributed $144,000, $138,000 and $196,000, respectively, towards Multiemployer Pension Plans.  Of these amounts, $61,000 in the year ended December 31, 2012 represent contributions related to discontinued operations, which are included as a component of “income from discontinued operations” on our consolidated statements of income.  Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2014, 2013 and 2012.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2014, 2013 and 2012 our subsidiaries contributed $533,000, $499,000 and $734,000, respectively, towards these plans.  Of these amounts, $250,000 in the year ended December 31, 2012 represent contributions related to discontinued operations, which are included as a component of “income from discontinued operations” on our consolidated statements of income.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2014	2013	2012
Income from continuing operations	$67,396	$54,663	$50,041
Income from discontinued operations, net of income attributable to
the noncontrolling interest	529	2,252	624,346
Net income attributable to common stockholders – basic and diluted	$67,925	$56,915	$674,387

Weighted average shares outstanding – basic and diluted	5,110,628	5,109,055	5,107,610

Income from continuing operations	$13.19	$10.70	$9.80
Income from discontinued operations, net	0.10	0.44	122.24
Net income per common share – basic and diluted	$13.29	$11.14	$132.04

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

			Net Income
			Attributable to	Net Income Per
			Common	Common Share(1)
	(Amounts in thousands, except per share amounts)	Revenues	Stockholders	Basic	Diluted
	2014
	December 31	$51,286	$18,161	$3.55	$3.55
	September 30	50,077	17,692	3.46	3.46
	June 30	49,983	16,828	3.29	3.29
	March 31	49,468	15,244	2.98	2.98

	2013
	December 31	$50,496	$15,790	$3.09	$3.09
	September 30	49,886	13,824	2.71	2.71
	June 30	47,302	13,139	2.57	2.57
	March 31	48,775	14,162	2.77	2.77
_______________________
(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

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

As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 55 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 17, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 17, 2015

ITEM 9b.  other information

None.

PART III

ITEM 10.   directors, executive officers and corporate governance

Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2014.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)

Steven Roth	73

Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Joseph Macnow	69

Executive Vice President and Chief Financial Officer since June 2002; Executive Vice President – Finance and Chief Administrative Officer of Vornado Realty Trust since June 2013; Executive Vice President – Finance and Administration of Vornado Realty Trust from January 1998 to June 2013; and Chief Financial Officer of Vornado Realty Trust from March 2001 to June 2013.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, regarding our equity compensation.

Number of securities
	(a)		remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	5,005	$-	889,735
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,005	$-	889,735

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

2.     The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this

Annual Report on Form 10-K.

Pages in this
Annual Report
on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended
December 31, 2014, 2013 and 2012	60

Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2014, 2013 and 2012	61

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.     The following exhibits listed on the Exhibit Index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K.

Exhibit
No.
10.56	Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander's, Inc. and Vornado Realty, L.P.

10.57	Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P.

10.58	First Amendment to Rego II Real Estate Sub-Rentention Agreement, dated December 22, 2014 by and between Alexander's, Inc. and Vornado Realty L.P.

10.59	First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander's Management LLC and Vornado Realty, L.P.

12	Computation of Ratios

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 17, 2015	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 17, 2015
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Joseph Macnow	Executive Vice President and	February 17, 2015
	(Joseph Macnow)	Chief Financial Officer
(Principal Financial and Accounting Officer)
February 17, 2015
By:	/s/Thomas R. DiBenedetto	Director
(Thomas R. DiBenedetto)
February 17, 2015
By:	/s/David Mandelbaum	Director
(David Mandelbaum)
February 17, 2015
By:	/s/Arthur Sonnenblick	Director
(Arthur Sonnenblick)
February 17, 2015
By:	/s/Neil Underberg	Director
(Neil Underberg)
February 17, 2015
By:	/s/Richard R. West	Director
(Richard R. West)
February 17, 2015
By:	/s/Russell B. Wight Jr.	Director
(Russell B. Wight Jr)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions:	Deductions:
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written Off	of Year

Allowance for doubtful accounts:
Year Ended December 31, 2014	$1,993	$705	$(1,154)	$1,544

Year Ended December 31, 2013	$2,219	$348	$(574)	$1,993

Year Ended December 31, 2012	$1,039	$1,304	$(124)	$2,219

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014
(Amounts in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
						Gross Amount at Which
			Initial Cost to Company(1)			Carried at Close of Period							Depreciation
				Building,	Costs		Building,			Accumulated			in Latest
				Leaseholds	Capitalized		Leaseholds			Depreciation			Income
				and Leasehold	Subsequent		and Leasehold	Construction		and	Date of	Date	Statement
Description		Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	In Progress	Total(2)	Amortization	Construction	Acquired(1)	is Computed
New York, NY
	Rego Park I	$78,246	$1,647	$8,953	$50,553	$1,647	$59,370	$136	$61,153	$27,569	1959	1992	3-39 years
	Rego Park II:
	Retail	266,534	3,127	1,467	384,926	3,127	386,260	133	389,520	52,747	2009	1992	3-40 years
	Residential	-	-	-	73,327	-	-	73,327	73,327	-	N/A	1992	N/A
	Rego Park III	-	779	-	2,196	779	503	1,693	2,975	120	N/A	1992	5-15 years
	Flushing	-	-	1,660	(107)	-	1,553	-	1,553	791	1975(3)	1992	N/A
	Lexington Avenue	620,000	14,432	12,355	426,691	27,497	425,981	-	453,478	128,798	2003	1992	9-39 years

Paramus, NJ		68,000	1,441	-	10,313	11,754	-	-	11,754	-	N/A	1992	N/A

Other Properties		-	167	1,804	(1,804)	167	-	-	167	-	N/A	1992	N/A
TOTAL		$1,032,780	$21,593	$26,239	$946,095	$44,971	$873,667	$75,289	$993,927	$210,025

	__________________________
(1)	Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $204,815 lower than the amount reported for financial statement purposes.
(3)	Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

	December 31,
	2014	2013	2012
REAL ESTATE:
Balance at beginning of period	$919,576	$911,792	$906,907
Additions during the period:
Land	-	-	-
Buildings and leasehold improvements	4,043	5,072	3,776
Development and construction in progress	70,365	2,712	1,109
	993,984	919,576	911,792
Less: Fully depreciated assets	(57)	-	-
Balance at end of period	$993,927	$919,576	$911,792

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$185,375	$160,826	$136,460
Additions charged to operating expenses	24,707	24,549	24,366
	210,082	185,375	160,826
Less: Fully depreciated assets	(57)	-	-
Balance at end of period	$210,025	$185,375	$160,826

EXHIBIT INDEX
Exhibit
No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 3(ii) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

10.1		-

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

*

10.13	**	-

Form of Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.14	**	-

Form of Restricted Stock Option Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.62 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on October 27, 2005

*

10.15	**	-	Registrant’s 2006 Omnibus Stock Plan dated April 4, 2006. Incorporated herein by reference from Annex B to Schedule 14A, filed by the registrant on April 28, 2006	*

10.16		-

Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.17		-

Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.18		-

First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.19		-

Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.20		-

Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.21		-

Loan Agreement dated as of March 10, 2009 between Alexander’s Rego Park Shopping Center Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*
___________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.22		-

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

*

10.23		-

Amended and Restated Promissory Note dated as of March 10, 2009, by Alexander’s Rego Shopping Center Inc., in favor of U.S. Bank National Association. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.24		-

Cash Pledge Agreement dated as of March 10, 2009, executed by Alexander’s Rego Shopping Center Inc. to and for the benefit of U.S. Bank National Association. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.25		-

Lease dated as of February 7, 2005, by and between 731 Office One LLC, as Landlord, and Citibank, N.A., as Tenant. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.26		-

Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.27	**	-	Form of Alexander’s, Inc. 2006 Ominibus Stock Plan Deferred Stock Unit Agreement. Incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on June 2, 2011	*

10.28		-

Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.29		-

Loan and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Borrower, and the Lender. Incorporated herein by reference from Exhibit 10.50 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.30		-

Consolidated, Amended and Restated Promissory Note, dated November 30, 2011, by and between Rego II Borrower LLC, as Maker, and the Lender. Incorporated herein by reference from Exhibit 10.51 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.31		-

Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.32		-

Guarantee of Recourse Carveouts, dated November 30, 2011, by Alexander’s, Inc., as Guarantor, to and for the benefit of the Lender. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.33		-

Environmental Indemnity Agreement, dated November 30, 2011, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of the Lender. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*
__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.34		-

First Omnibus Loan Modification and Extension Agreement dated March 12, 2012 by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012

*

10.35		-

Mortgage Modification Agreement dated March 12, 2012 by and between Alexander’s Rego Shopping Center, Inc., as Mortgagor and U.S. Bank National Association, as Mortgagee. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012.

*

10.36		-

First Amendment and Modification of Loan and Security Agreement and Other Loan Documents, dated as of June 20, 2012 by and between Rego II Borrower LLC, as Borrower, and the Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 6, 2012

*

10.37		-

Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012

*

10.38		-

Contribution Agreement and Joint Escrow Instructions, dated as of October 21, 2012, by and between Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC and Kings Parking LLC, and Brooklyn Kings Plaza LLC

*

10.39		-	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp	*

10.40		-

Second Omnibus Loan Modification and Extension Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 6, 2013

*

10.41		-

Second Mortgage Modification Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Mortgator and U.S. Bank National Association, as Mortgagee. Incorporated herein by reference from exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on May 6, 2013

*

10.42	**	-

Form of Alexander’s, Inc. 2006 Omnibus Stock Plan Deferred Stock Unit Grant Agreement. Incorporated herein by reference from exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014

*

10.43		-

Second Amendment and Modification of Loan Agreement and Other Loan Documents and Ratification of Guarantor, dated November 15, 2013, by and between Rego II Borrower LLC, as Borrower, and the Lender. Incorporated herein by reference from exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014

*

10.44		-

Partial Release of Mortgage, dated November 15, 2013, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee. Incorporated herein by reference from exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014

*
____________________________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.45		-

Partial Release of Assignment of Leases and Rents, dated November 15, 2013, by and between Rego II Borrower LLC, as Assignor, and the Assignee. Incorporated herein by reference from exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014

*

10.46		-

Loan Agreement, date as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender. Incorporated herein by reference from exhibit 10.1 to the registrant’s Quarterly report on Form 10-Q, filed on May 5, 2014

*

10.47		-

Consolidated, Amended and Restated Promissory Note, dated as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender. Incorporated herein by reference from exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.48		-

Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of February 28, 2014, by and between 731 Office One LLC, as Mortgagor, and German American Capital Corporation, as Mortgagee. Incorporated herein by reference from exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.49		-

Assignment of Leases and Rents dated as of February 28, 2014, by and between 731 Office One LLC, as Assignor, and German American Capital Corporation, as Assignee. Incorporated herein by reference from exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.50		-

Guaranty of Recourse Obligations dated as of February 28, 2014, by and between Alexander’s, Inc., as Guarantor, and German American Capital Corporation, as Lender. Incorporated herein by reference from exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.51		-

Environmental Indemnity Agreement dated as of February 28, 2014, by and between 731 Office One LLC, as Indemnitor, and German American Capital Corporation, as Indemnitee. Incorporated herein by reference from exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.52		-

Termination Agreement dated as of February 28, 2014, by and among 731 Office One LLC, Alexander’s Management LLC, Vornado Realty L.P., 731 Office Two LLC, 731 Residential LLC, 731 Commerical LLC, 731 Retail One LLC and 731 Restaurant LLC. Incorporated herein by reference from exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.53		-

Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Managegment LLC, as Agent, and Vornado Realty L.P., as Sub-Agent. Incorporated herein by reference from exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.54		-

Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*
___________________
	*		Incorporated by reference.

10.55	-

Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp. Incorporated herein by reference from exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.56	-	Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander's, Inc. and Vornado Realty, L.P.

10.57	-	Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P.

10.58	-	First Amendment to Rego II Real Estate Sub-Rentention Agreement, dated December 22, 2014 by and between Alexander's, Inc. and Vornado Realty L.P.

10.59	-	First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander's Management LLC and Vornado Realty, L.P.

12	-	Computation of Ratios

21	-	Subsidiaries of Registrant

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase
__________________
	*	Incorporated by reference.