Form 10-Q
period 2015-03-31
ALEXANDERS INC
filed 2015-05-04
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-6064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2015, there were 5,106,196 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	March 31, 2015 and December 31, 2014	3

	Consolidated Statements of Income (Unaudited) for the
	Three Months Ended March 31, 2015 and 2014	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three Months Ended March 31, 2015 and 2014	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Three Months Ended March 31, 2015 and 2014	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Three Months Ended March 31, 2015 and 2014	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2015	2014
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	874,808	873,667
Development and construction in progress	89,244	75,289
Total	1,009,023	993,927
Accumulated depreciation and amortization	(216,265)	(210,025)
Real estate, net	792,758	783,902
Cash and cash equivalents	239,312	227,815
Short-term investments	24,998	24,998
Restricted cash	84,615	84,602
Marketable securities	45,139	44,646
Tenant and other receivables, net of allowance for doubtful accounts of $1,359 and $1,544, respectively	3,425	2,213
Receivable arising from the straight-lining of rents	180,490	179,939
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$33,483 and $33,974, respectively	45,822	46,561
Deferred debt issuance costs, net of accumulated amortization of $11,895 and $11,295, respectively	4,150	4,824
Other assets	12,163	23,716
	$1,432,872	$1,423,216

LIABILITIES AND EQUITY
Mortgages payable	$1,032,004	$1,032,780
Amounts due to Vornado	4,658	3,922
Accounts payable and accrued expenses	44,411	35,127
Other liabilities	2,981	2,988
Total liabilities	1,084,054	1,074,817

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	30,139	30,139
Retained earnings	298,936	299,004
Accumulated other comprehensive income	14,944	14,457
	349,192	348,773
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	348,818	348,399
	$1,432,872	$1,423,216

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2015	2014
REVENUES
Property rentals	$34,501	$34,136
Expense reimbursements	17,535	15,332
Total revenues	52,036	49,468

EXPENSES
Operating, including fees to Vornado of $1,146 and $1,089, respectively	19,046	16,490
Depreciation and amortization	7,350	7,261
General and administrative, including management fees to Vornado of
$595 in each period	1,270	1,187
Total expenses	27,666	24,938

OPERATING INCOME	24,370	24,530

Interest and other income, net	400	401
Interest and debt expense	(6,945)	(9,684)
Income before income taxes	17,825	15,247
Income tax expense	(3)	(3)
Net income	$17,822	$15,244

Net income per common share – basic and diluted	$3.49	$2.98

Weighted average shares outstanding – basic and diluted	5,111,201	5,109,717

Dividends per common share	$3.50	$3.25

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$17,822	$15,244
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	493	1,841
Change in value of interest rate cap	(6)	42
Comprehensive income	$18,309	$17,127

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2013	5,173	$5,173	$29,745	$297,515	$1,522	$(374)	$333,581
Net income	-	-	-	15,244	-	-	15,244
Dividends paid	-	-	-	(16,607)	-	-	(16,607)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	1,841	-	1,841
Change in value of interest rate cap	-	-	-	-	42	-	42
Balance, March 31, 2014	5,173	$5,173	$29,745	$296,152	$3,405	$(374)	$334,101

Balance, December 31, 2014	5,173	$5,173	$30,139	$299,004	$14,457	$(374)	$348,399
Net income	-	-	-	17,822	-	-	17,822
Dividends paid	-	-	-	(17,890)	-	-	(17,890)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	493	-	493
Change in value of interest rate cap	-	-	-	-	(6)	-	(6)
Balance, March 31, 2015	5,173	$5,173	$30,139	$298,936	$14,944	$(374)	$348,818

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net income	$17,822	$15,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	8,044	7,898
Straight-lining of rental income	(551)	(641)
Change in operating assets and liabilities:
Tenant and other receivables, net	(1,212)	193
Other assets	11,165	9,547
Amounts due to Vornado	(29)	(815)
Accounts payable and accrued expenses	9,861	8,888
Other liabilities	(7)	(3)
Net cash provided by operating activities	45,093	40,311

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(14,908)	(1,444)
Change in restricted cash	(13)	4,510
Net cash (used in) provided by investing activities	(14,921)	3,066

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(776)	(314,937)
Proceeds from borrowing	-	300,000
Dividends paid	(17,890)	(16,607)
Debt issuance costs	(9)	(4,223)
Net cash used in financing activities	(18,675)	(35,767)

Net increase in cash and cash equivalents	11,497	7,610
Cash and cash equivalents at beginning of period	227,815	347,718
Cash and cash equivalents at end of period	$239,312	$355,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $459 and $30, respectively	$6,220	$10,291

NON-CASH TRANSACTIONS
Liability for real estate additions (including $4,159 due to Vornado in 2015)	$13,717	$1,750
Write-off of fully amortized and/or depreciated assets	83	10,569

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

2.             Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             Recently Issued Accounting Literature

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014.  The adoption of this update on January 1, 2015 did not have any impact on our consolidated financial statements.

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets.  ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  The adoption of this update on January 1, 2016 will not have a material impact on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Relationship with Vornado

At March 31, 2015, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below which expire in March of each year and are automatically renewable.

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

Leasing Agreements

Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants.  In the event third-party real estate brokers are used, the fees to Vornado increase by 1% and Vornado is responsible for the fees to the third-party real estate brokers.  Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  Prior to December 22, 2014, the total of these amounts was payable in annual installments in an amount not to exceed $4,000,000, with interest on the unpaid balance at one-year LIBOR plus 1.0%.  On December 22, 2014, the leasing agreements with Vornado were amended to eliminate the annual installment cap of $4,000,000 and we paid the accrued balance of leasing commissions of $40,353,000 to Vornado.

Other Agreements

We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties, for an annual fee equal to the cost of such services plus 6%.

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended
	March 31,
(Amounts in thousands)	2015	2014
Company management fees	$700	$700
Development fees	764	-
Leasing fees	382	178
Property management fees and payments for cleaning, engineering
and security services	930	870
	$2,776	$1,748

At March 31, 2015, there was due to Vornado $4,159,000 for development fees, $463,000 for management, property management, cleaning and security fees and $36,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.             Rego Park II Apartment Tower

We are in the process of constructing an apartment tower above our Rego II shopping center, containing 312 units aggregating 255,000 square feet, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $87,087,000 has been incurred as of March 31, 2015.  There can be no assurance that the project will be completed on schedule or within budget.

6.             Marketable Securities

As of March 31, 2015 and December 31, 2014, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC), which were received in connection with the sale of the Kings Plaza Regional Shopping Center to Macerich in November 2012.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of March 31, 2015 and December 31, 2014, the fair value of these shares was $45,139,000 and $44,646,000, respectively, based on Macerich’s closing share price of $84.33 per share and $83.41 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $23,402,000 and $22,017,000, representing 45% of our total revenues in each of the three-month periods ended March 31, 2015 and 2014, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessments of Bloomberg’s creditworthiness, we receive and evaluate certain confidential financial information and metrics provided by Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Mortgages Payable

The following is a summary of our outstanding mortgages payable as of March 31, 2015 and December 31, 2014.

				Balance at
			Interest Rate at	March 31,	December 31,
(Amounts in thousands)		Maturity(1)	March 31, 2015	2015	2014
First mortgages secured by:
	731 Lexington Avenue, retail space(2)	Aug. 2015	4.93%	$320,000	$320,000
	Rego Park I shopping center (100% cash
	collateralized)(3)	Mar. 2016	0.40%	78,246	78,246
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(4)	Nov. 2018	2.03%	265,758	266,534
	731 Lexington Avenue, office space(5)	Mar. 2021	1.13%	300,000	300,000
				$1,032,004	$1,032,780

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	This loan is non-recourse to us, except for $75,000 in the event of a substantial casualty, as defined. We intend to refinance this loan prior to maturity in August 2015.
(3)	Extended for one year from March 10, 2015.
(4)	Interest at LIBOR plus 1.85%.
(5)	Interest at LIBOR plus 0.95%.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets at March 31, 2015 and December 31, 2014, consist of marketable securities, short-term investments (treasury bills classified as available-for-sale) and an interest rate cap, which are presented in the table below, based on their level in the fair value hierarchy.  There were no financial liabilities measured at fair value at March 31, 2015 and December 31, 2014.

	As of March 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$45,139	$45,139	$-	$-
Short-term investments	24,998	24,998	-	-
Interest rate cap (included in other assets)	6	-	6	-
Total assets	$70,143	$70,137	$6	$-

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$44,646	$44,646	$-	$-
Short-term investments	24,998	24,998	-	-
Interest rate cap (included in other assets)	11	-	11	-
Total assets	$69,655	$69,644	$11	$-

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.             Fair Value Measurements - continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, mortgages payable and leasing commissions due to Vornado.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable and leasing commissions due to Vornado is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$224,595	$224,595	$111,590	$111,590

Liabilities:
Mortgages payable	$1,032,004	$1,022,000	$1,032,780	$1,025,000
Leasing commissions (included in amounts due to Vornado)	36	36	-	-
	$1,032,040	$1,022,036	$1,032,780	$1,025,000

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.          Commitments and Contingencies – continued

Litigation

Rego Park I

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property.  Sears alleges that the defendants are liable for harm Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserts various causes of actions for damages and seeks to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears seeks, among other things, damages of not less than $4 million and future damages it estimates will not be less than $25 million.  We intend to defend the claims vigorously; the amount or range of reasonably possible losses, if any, cannot be estimated.

Rego Park II Apartment Tower

We are in the process of constructing an apartment tower above our Rego II shopping center, containing 312 units aggregating 255,000 square feet, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $87,087,000 has been incurred as of March 31, 2015.  There can be no assurance that the project will be completed on schedule or within budget.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of March 31, 2015.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial condition, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2015	2014
Net income	$17,822	$15,244

Weighted average shares outstanding – basic and diluted	5,111,201	5,109,717

Net income per common share – basic and diluted	$3.49	$2.98

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 4, 2015

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2014.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2015 and 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.  There have been no significant changes to these policies during 2015.

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

Quarter Ended March 31, 2015 Financial Results Summary

Net income for the quarter ended March 31, 2015 was $17,822,000, or $3.49 per diluted share, compared to $15,244,000, or $2.98 per diluted share for the quarter ended March 31, 2014.  Funds from operations (“FFO”) for the quarter ended March 31, 2015 was $25,136,000, or $4.92 per diluted share, compared to $22,474,000, or $4.40  per diluted share for the quarter ended March 31, 2014.

Square Footage, Occupancy and Leasing Activity

As of March 31, 2015 and December 31, 2014, our portfolio was comprised of six properties aggregating 2,178,000 square feet that had an occupancy rate of 99.7%.

Financing

On March 10, 2015, we completed a one-year extension of the 100% cash-collateralized loan on Rego Park I.  The interest-only loan has a fixed rate of 0.40% and matures in March 2016.

Significant Tenants

Bloomberg, L.P. (“Bloomberg”) accounted for $23,402,000 and $22,017,000, representing 45% of our total revenues in each of the three-month periods ended March 31, 2015 and 2014, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessments of Bloomberg’s creditworthiness, we receive and evaluate certain confidential financial information and metrics provided by Bloomberg on a semi-annual basis.  In addition, we access and evaluate financial information regarding Bloomberg from private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of 5 years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

Results of Operations – Three Months Ended March 31, 2015, compared to March 31, 2014

Property Rentals

Property rentals were $34,501,000 in the quarter ended March 31, 2015, compared to $34,136,000 in the prior year’s quarter, an increase of $365,000.

Expense Reimbursements

Tenant expense reimbursements were $17,535,000 in the quarter ended March 31, 2015, compared to $15,332,000 in the prior year’s quarter, an increase of $2,203,000.  This increase was primarily due to higher real estate taxes and higher reimbursable operating expenses.

Operating Expenses

Operating expenses were $19,046,000 in the quarter ended March 31, 2015, compared to $16,490,000 in the prior year’s quarter, an increase of $2,556,000.  This increase was primarily comprised of higher reimbursable real estate taxes of $1,098,000 and higher reimbursable operating expenses of $1,038,000.

Depreciation and Amortization

Depreciation and amortization was $7,350,000 in the quarter ended March 31, 2015, compared to $7,261,000 in the prior year’s quarter, an increase of $89,000.

General and Administrative Expenses

General and administrative expenses were $1,270,000 in the quarter ended March 31, 2015, compared to $1,187,000 in the prior year’s quarter, an increase of $83,000.  This increase was primarily due to higher professional fees.

Interest and Other Income, net

Interest and other income, net was $400,000 in the quarter ended March 31, 2015, compared to $401,000 in the prior year’s quarter, a decrease of $1,000.

Interest and Debt Expense

Interest and debt expense was $6,945,000 in the quarter ended March 31, 2015, compared to $9,684,000 in the prior year’s quarter, a decrease of $2,739,000.  This decrease was primarily due to savings resulting from the refinancing of the office portion of 731 Lexington Avenue on February 28, 2014 at LIBOR plus 0.95% (1.13% at March 31, 2015).  The prior loan had a fixed rate of 5.33%.  We intend to refinance the $320,000,000 4.93% fixed rate loan on the retail portion of 731 Lexington Avenue prior to its maturity in August 2015.

Income Tax Expense

Income tax expense was $3,000 in each of the quarters ended March 31, 2015 and 2014.

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

During 2015 and 2016, $320,000,000 and $78,246,000 (cash collateralized) of our debt is scheduled to mature, respectively.  We intend to refinance our maturing debt as it comes due.

Development Project

We are in the process of constructing an apartment tower above our Rego II shopping center, containing 312 units aggregating 255,000 square feet, which is expected to be completed in 2015.  The estimated cost of this project is approximately $125,000,000, of which $87,087,000 has been incurred as of March 31, 2015.  There can be no assurance that the project will be completed on schedule or within budget.

Three Months Ended March 31, 2015

 Cash and cash equivalents were $239,312,000 at March 31, 2015, compared to $227,815,000 at December 31, 2014, an increase of $11,497,000.  This increase resulted from (i) 45,093,000 of net cash provided by operating activities, partially offset by (ii) $18,675,000 of net cash used in financing activities and (iii) $14,921,000 of net cash used in investing activities.

  Net cash provided by operating activities of $45,093,000 was comprised of net income of $17,822,000, adjustments for non-cash items of $7,493,000 and the net change in operating assets and liabilities of $19,778,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $8,044,000, partially offset by straight-lining of rental income of $551,000.

 Net cash used in investing activities of $14,921,000 was comprised of construction in progress and real estate additions of $14,908,000 (primarily Rego Park II apartment tower).

 Net cash used in financing activities of $18,675,000 was primarily comprised of dividends paid of $17,890,000.

Liquidity and Capital Resources – continued

Three Months Ended March 31, 2014

Cash and cash equivalents were $355,328,000 at March 31, 2014, compared to $347,718,000 at December 31, 2013, an increase of $7,610,000.  This increase resulted from $40,311,000 of net cash provided by operating activities and $3,066,000 of net cash provided by investing activities, partially offset by $35,767,000 of net cash used in financing activities.

Net cash provided by operating activities of $40,311,000 was comprised of net income of $15,244,000 and adjustments for non-cash items of $7,257,000 and the net change in operating assets and liabilities of $17,810,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $7,898,000, partially offset by the straight-lining of rental income of $641,000.

Net cash provided by investing activities of $3,066,000 was comprised of a decrease in restricted cash of $4,510,000, partially offset by construction in progress and real estate additions of $1,444,000 (primarily Rego Park II apartment tower).

Net cash used in financing activities of $35,767,000 was primarily comprised of debt repayments of $314,937,000 and dividends paid of $16,607,000, partially offset by proceeds from borrowings of $300,000,000.

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

Liquidity and Capital Resources – continued

Litigation

Rego Park I

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property.  Sears alleges that the defendants are liable for harm Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserts various causes of actions for damages and seeks to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears seeks, among other things, damages of not less than $4 million and future damages it estimates will not be less than $25 million.  We intend to defend the claims vigorously; the amount or range of reasonably possible losses, if any, cannot be estimated.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of March 31, 2015.

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

FFO for the Three Months Ended March 31, 2015 and 2014

FFO for the quarter ended March 31, 2015 was $25,136,000, or $4.92 per diluted share, compared to $22,474,000, or $4.40 per diluted share for the prior year’s quarter.

The following table reconciles our net income to FFO:

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2015	2014
Net income	$17,822	$15,244
Depreciation and amortization of real property	7,314	7,230
FFO	$25,136	$22,474

FFO per diluted share	$4.92	$4.40

Weighted average shares used in computing FFO per diluted share	5,111,201	5,109,717

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2015			2014
		Weighted	Effect of 1%		Weighted
	March 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $36 and $0,
respectively, due to Vornado)	$565,794	1.55%	$5,658	$566,534	1.54%
Fixed Rate	466,246	3.87%	-	466,246	3.87%
	$1,032,040		$5,658	$1,032,780

Total effect on diluted earnings per share			$1.11

As of March 31, 2015 we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of March 31, 2015 and December 31, 2014, the estimated fair value of our consolidated debt was $1,022,036,000 and $1,025,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

For a discussion of the litigation concerning our Rego Park I property, see “Part I – Financial Information, Item 1 – Financial Statements, Note 10 – Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ALEXANDER’S, INC.
(Registrant)

Date: May 4, 2015	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX
Exhibit
No.

10.1	-	Third Omnibus Loan Modification and Extension Agreement, dated March 10, 2015, by and between Alexander's Inc., as Borrower and U.S. Bank National Association, as Lender
10.2	-	Third Mortgage Modification Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Mortgator and U. S. Bank National Association, as Mortgagee
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase