Form 10-Q
period 2015-06-30
ALEXANDERS INC
filed 2015-08-03
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-06064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2015, there were 5,106,196 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	June 30, 2015 and December 31, 2014	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Six Months Ended June 30, 2015 and 2014	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three and Six Months Ended June 30, 2015 and 2014	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Six Months Ended June 30, 2015 and 2014	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Six Months Ended June 30, 2015 and 2014	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

Exhibit Index		27

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2015	2014
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	874,901	873,667
Development and construction in progress	105,544	75,289
Total	1,025,416	993,927
Accumulated depreciation and amortization	(222,496)	(210,025)
Real estate, net	802,920	783,902
Cash and cash equivalents	211,230	227,815
Short-term investments	-	24,998
Restricted cash	84,486	84,602
Marketable securities	39,931	44,646
Tenant and other receivables, net of allowance for doubtful accounts of $1,204 and $1,544, respectively	3,210	2,213
Receivable arising from the straight-lining of rents	180,882	179,939
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$32,626 and $33,974, respectively	44,725	46,561
Deferred debt issuance costs, net of accumulated amortization of $12,571 and $11,295, respectively	3,475	4,824
Other assets	47,080	23,716
	$1,417,939	$1,423,216

LIABILITIES AND EQUITY
Mortgages payable	$1,031,213	$1,032,780
Amounts due to Vornado	5,486	3,922
Accounts payable and accrued expenses	34,610	35,127
Other liabilities	2,973	2,988
Total liabilities	1,074,282	1,074,817

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	30,739	30,139
Retained earnings	298,387	299,004
Accumulated other comprehensive income	9,732	14,457
	344,031	348,773
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	343,657	348,399
	$1,417,939	$1,423,216

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Property rentals	$34,554	$34,046	$69,055	$68,182
Expense reimbursements	16,092	15,937	33,627	31,269
Total revenues	50,646	49,983	102,682	99,451

EXPENSES
Operating, including fees to Vornado of $1,071, $1,057,
$2,217 and $2,146, respectively	17,549	17,150	36,595	33,640
Depreciation and amortization	7,341	7,280	14,691	14,541
General and administrative, including management fees
to Vornado of $595 and $1,190 in each three and six
month period, respectively	1,900	1,558	3,170	2,745
Total expenses	26,790	25,988	54,456	50,926

OPERATING INCOME	23,856	23,995	48,226	48,525

Interest and other income, net	410	425	810	826
Interest and debt expense	(6,924)	(7,590)	(13,869)	(17,274)
Income before income taxes	17,342	16,830	35,167	32,077
Income tax expense	(1)	(2)	(4)	(5)
Net income	$17,341	$16,828	$35,163	$32,072

Net income per common share – basic and diluted	$3.39	$3.29	$6.88	$6.28

Weighted average shares outstanding – basic and diluted	5,112,026	5,110,369	5,111,616	5,110,045

Dividends per common share	$3.50	$3.25	$7.00	$6.50

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$17,341	$16,828	$35,163	$32,072
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	(5,208)	2,366	(4,715)	4,207
Change in value of interest rate cap	(4)	(195)	(10)	(153)
Comprehensive income	$12,129	$18,999	$30,438	$36,126

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2013	5,173	$5,173	$29,745	$297,515	$1,522	$(374)	$333,581
Net income	-	-	-	32,072	-	-	32,072
Dividends paid	-	-	-	(33,213)	-	-	(33,213)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	4,207	-	4,207
Change in value of interest rate cap	-	-	-	-	(153)	-	(153)
Deferred stock unit grants	-	-	394	-	-	-	394
Balance, June 30, 2014	5,173	$5,173	$30,139	$296,374	$5,576	$(374)	$336,888

Balance, December 31, 2014	5,173	$5,173	$30,139	$299,004	$14,457	$(374)	$348,399
Net income	-	-	-	35,163	-	-	35,163
Dividends paid	-	-	-	(35,780)	-	-	(35,780)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	(4,715)	-	(4,715)
Change in value of interest rate cap	-	-	-	-	(10)	-	(10)
Deferred stock unit grants	-	-	600	-	-	-	600
Balance, June 30, 2015	5,173	$5,173	$30,739	$298,387	$9,732	$(374)	$343,657

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net income	$35,163	$32,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	16,061	15,876
Straight-lining of rental income	(943)	(1,282)
Stock-based compensation expense	600	394
Change in operating assets and liabilities:
Tenant and other receivables, net	(997)	642
Other assets	(23,769)	(22,169)
Amounts due to Vornado	(84)	(818)
Accounts payable and accrued expenses	(1,002)	(2,448)
Other liabilities	(15)	(5)
Net cash provided by operating activities	25,014	22,262

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(29,356)	(13,362)
Change in restricted cash	116	4,457
Proceeds from maturing short-term investments	24,998	-
Net cash used in investing activities	(4,242)	(8,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(1,567)	(315,670)
Proceeds from borrowing	-	300,000
Dividends paid	(35,780)	(33,213)
Debt issuance costs	(10)	(4,263)
Net cash used in financing activities	(37,357)	(53,146)

Net decrease in cash and cash equivalents	(16,585)	(39,789)
Cash and cash equivalents at beginning of period	227,815	347,718
Cash and cash equivalents at end of period	$211,230	$307,929

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $1,017 and $85, respectively	$12,518	$17,238

NON-CASH TRANSACTIONS
Liability for real estate additions (including $5,042 due to Vornado in 2015)	$15,662	$8,850
Write-off of fully amortized and/or depreciated assets	83	10,569

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             Significant Accounting Policy

Development and Construction in Progress – We are constructing an apartment tower above our Rego Park II shopping center, containing 312 units aggregating 255,000 square feet. The estimated cost of this project is approximately $125,000,000, of which $103,307,000 has been incurred as of June 30, 2015. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense.  The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy (“TCO”). In July 2015, we received TCOs for certain floors of the Rego Park II apartment tower where construction has been substantially completed. Construction of the remaining floors is expected to be substantially completed during 2015 and the related TCOs are expected to be obtained by December 31, 2015.

4.             Recently Issued Accounting Literature

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations qualify as discontinued operations.  In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 was effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014.  The adoption of this update on January 1, 2015 did not have any impact on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Recently Issued Accounting Literature - continued

In May 2014, the FASB issued an update (“ASU 2014-09”) establishing ASC Topic 606 Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

5.             Relationship with Vornado

As of June 30, 2015, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5. Relationship with Vornado - continued
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2015	2014	2015	2014
Company management fees	$700	$700	$1,400	$1,400
Development fees	895	749	1,659	749
Leasing fees	16	186	398	364
Property management fees and payments for cleaning, engineering
and security services	853	841	1,783	1,711
	$2,464	$2,476	$5,240	$4,224

As of June 30, 2015, there was due to Vornado $5,042,000 for development fees, $436,000 for management, property management, cleaning and security fees and $8,000 for leasing fees. As of December 31, 2014, there was due to Vornado $3,394,000 for development fees and $528,000 for management, property management and cleaning fees.

6.             Marketable Securities

As of June 30, 2015 and December 31, 2014, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC), which were received in connection with the sale of the Kings Plaza Regional Shopping Center to Macerich in November 2012.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of June 30, 2015 and December 31, 2014, the fair value of these shares was $39,931,000 and $44,646,000, respectively, based on Macerich’s closing share price of $74.60 per share and $83.41 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $46,586,000 and $44,483,000, representing approximately 45% of our total revenues in each of the six-month periods ended June 30, 2015 and 2014, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of 5 years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

8.             Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Our Omnibus Stock Plan provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Stock-Based Compensation - continued

In May 2015, we granted each of the members of our Board of Directors 176 DSUs with a grant date fair value of $56,250 per grant, or $450,000 in the aggregate. In addition, 468 DSUs, constituting an initial award with a grant date fair value of $150,000, were granted to a newly appointed Director. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

9.             Mortgages Payable

The following is a summary of our outstanding mortgages payable as of June 30, 2015 and December 31, 2014.

				Balance at
			Interest Rate at	June 30,	December 31,
(Amounts in thousands)		Maturity(1)	June 30, 2015	2015	2014
First mortgages secured by:
	731 Lexington Avenue, retail space(2)	Aug. 2015	4.93%	$320,000	$320,000
	Rego Park I shopping center (100% cash
	collateralized)(3)	Mar. 2016	0.40%	78,246	78,246
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(4)	Nov. 2018	2.04%	264,967	266,534
	731 Lexington Avenue, office space(5)	Mar. 2021	1.14%	300,000	300,000
				$1,031,213	$1,032,780

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	This loan is non-recourse to us, except for $75,000 in the event of a substantial casualty, as defined. We expect to complete the refinancing of this loan in August 2015.
(3)	Extended for one year from March 10, 2015.
(4)	Interest at LIBOR plus 1.85%.
(5)	Interest at LIBOR plus 0.95%.

10.          Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures defines fair value and establishes a framework for measuring fair value.  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of June 30, 2015 and December 31, 2014, consist of marketable securities, short-term investments (treasury bills classified as available-for-sale) and an interest rate cap, which are presented in the table below, based on their level in the fair value hierarchy.  There were no financial liabilities measured at fair value as of June 30, 2015 and December 31, 2014.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10. Fair Value Measurements - continued

	As of June 30, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$39,931	$39,931	$-	$-
Interest rate cap (included in other assets)	1	-	1	-
Total assets	$39,932	$39,931	$1	$-

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$44,646	$44,646	$-	$-
Short-term investments	24,998	24,998	-	-
Interest rate cap (included in other assets)	11	-	11	-
Total assets	$69,655	$69,644	$11	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, mortgages payable and leasing commissions due to Vornado.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents is classified as Level 1 and the fair values of mortgages payable and leasing commissions due to Vornado are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$185,523	$185,523	$111,590	$111,590

Liabilities:
Mortgages payable	$1,031,213	$1,020,000	$1,032,780	$1,025,000
Leasing commissions (included in amounts due to Vornado)	8	8	-	-
	$1,031,221	$1,020,008	$1,032,780	$1,025,000

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

Rego Park I Litigation

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property.  Sears alleges that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserts various causes of actions for damages and seeks to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears seeks, among other things, damages of not less than $4 million and future damages it estimates will not be less than $25 million. We intend to defend the claims vigorously. The amount or range of reasonably possible losses, if any, cannot be estimated.

Rego Park II Apartment Tower

We are constructing an apartment tower above our Rego Park II shopping center, containing 312 units aggregating 255,000 square feet. The estimated cost of this project is approximately $125,000,000, of which $103,307,000 has been incurred as of June 30, 2015. In July 2015, we received TCOs for certain floors of the Rego Park II apartment tower where construction has been substantially completed. Construction of the remaining floors is expected to be substantially completed during 2015 and the related TCOs are expected to be obtained by December 31, 2015.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.          Commitments and Contingencies – continued

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of June 30, 2015.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

12.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2015	2014	2015	2014
Net income	$17,341	$16,828	$35,163	$32,072

Weighted average shares outstanding – basic and diluted	5,112,026	5,110,369	5,111,616	5,110,045

Net income per common share – basic and diluted	$3.39	$3.29	$6.88	$6.28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2015 and 2014, and changes in equity and cash flows for the six month periods ended June 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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
August 3, 2015

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2015 and 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Quarter Ended June 30, 2015 Financial Results Summary

Net income for the quarter ended June 30, 2015 was $17,341,000, or $3.39 per diluted share, compared to $16,828,000, or $3.29 per diluted share for the quarter ended June 30, 2014.  Funds from operations (“FFO”) for the quarter ended June 30, 2015 was $24,642,000, or $4.82 per diluted share, compared to $24,070,000, or $4.71 per diluted share for the quarter ended June 30, 2014.

Six Months Ended June 30, 2015 Financial Results Summary

Net income for the six months ended June 30, 2015 was $35,163,000, or $6.88 per diluted share, compared to $32,072,000, or $6.28 per diluted share for the six months ended June 30, 2014. FFO for the six months ended June 30, 2015 was $49,778,000, or $9.74 per diluted share, compared to $46,544,000, or $9.11 per diluted share for the six months ended June 30, 2014.

Square Footage, Occupancy and Leasing Activity

As of June 30, 2015 and December 31, 2014, our portfolio was comprised of six properties aggregating 2,178,000 square feet that had an occupancy rate of 99.7%.

Financing

On March 10, 2015, we completed a one-year extension of the 100% cash collateralized loan on Rego Park I.  The interest-only loan has a fixed rate of 0.40% and matures in March 2016.

Significant Tenants

Bloomberg, L.P. (“Bloomberg”) accounted for $46,586,000 and $44,483,000, representing approximately 45% of our total revenues in each of the six-month periods ended June 30, 2015 and 2014, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of 5 years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

Results of Operations – Three Months Ended June 30, 2015, compared to June 30, 2014

Property Rentals

Property rentals were $34,554,000 in the quarter ended June 30, 2015, compared to $34,046,000 in the prior year’s quarter, an increase of $508,000.

Expense Reimbursements

Tenant expense reimbursements were $16,092,000 in the quarter ended June 30, 2015, compared to $15,937,000 in the prior year’s quarter, an increase of $155,000. This increase was primarily due to higher reimbursable real estate taxes, partially offset by a decrease in reimbursable operating expenses.

Operating Expenses

Operating expenses were $17,549,000 in the quarter ended June 30, 2015, compared to $17,150,000 in the prior year’s quarter, an increase of $399,000. This increase was primarily comprised of higher reimbursable real estate taxes of $994,000 and $506,000 from the burn off of certain real estate tax benefits at our 731 Lexington property, partially offset by lower bad debt expense of $604,000 and lower reimbursable operating expenses of $542,000.

Depreciation and Amortization

Depreciation and amortization was $7,341,000 in the quarter ended June 30, 2015, compared to $7,280,000 in the prior year’s quarter, an increase of $61,000.

General and Administrative Expenses

General and administrative expenses were $1,900,000 in the quarter ended June 30, 2015, compared to $1,558,000 in the prior year’s quarter, an increase of $342,000. This increase was due to higher stock-based compensation expense in connection with the fair value of deferred stock units granted to a newly appointed member of our Board of Directors during the second quarter of 2015, comprised of an initial award of $150,000 and a $56,000 annual award. In addition, there was an increase in professional fees of $93,000.

Interest and Other Income, net

Interest and other income, net was $410,000 in the quarter ended June 30, 2015, compared to $425,000 in the prior year’s quarter, a decrease of $15,000.

Interest and Debt Expense

Interest and debt expense was $6,924,000 in the quarter ended June 30, 2015, compared to $7,590,000 in the prior year’s quarter, a decrease of $666,000. This decrease was primarily due to higher capitalized interest costs during the current quarter related to the development of the Rego Park II apartment tower.

Income Tax Expense

Income tax expense was $1,000 in the quarter ended June 30, 2015 compared to $2,000 in the prior year’s quarter, a decrease of $1,000.

Results of Operations – Six Months Ended June 30, 2015, compared to June 30, 2014

Property Rentals

Property rentals were $69,055,000 in the six months ended June 30, 2015, compared to $68,182,000 in the prior year’s six months, an increase of $873,000.

Expense Reimbursements

Tenant expense reimbursements were $33,627,000 in the six months ended June 30, 2015, compared to $31,269,000 in the prior year’s six months, an increase of $2,358,000. This increase was primarily due to higher reimbursable real estate taxes and higher reimbursable operating expenses.

Operating Expenses

Operating expenses were $36,595,000 in the six months ended June 30, 2015, compared to $33,640,000 in the prior year’s six months, an increase of $2,955,000.  This increase was primarily due to (i) higher reimbursable real estate taxes of $2,100,000, (ii) $1,012,000 from the burn off of certain real estate tax benefits at our 731 Lexington property and (iii) higher reimbursable operating expenses of $496,000, partially offset by (iv) lower bad debt expense of $541,000.

Depreciation and Amortization

Depreciation and amortization was $14,691,000 in the six months ended June 30, 2015, compared to $14,541,000 in the prior year’s six months, an increase of $150,000.

General and Administrative Expenses

General and administrative expenses were $3,170,000 in the six months ended June 30, 2015, compared to $2,745,000 in the prior year’s six months, an increase of $425,000. This increase was due to higher stock-based compensation expense in connection with the fair value of deferred stock units granted to a newly appointed member of our Board of Directors during the second quarter of 2015, comprised of an initial award of $150,000 and a $56,000 annual award. In addition, there was an increase in professional fees of $180,000.

Interest and Other Income, net

Interest and other income, net was $810,000 in the six months ended June 30, 2015, compared to $826,000 in the prior year’s six months, a decrease of $16,000.

Interest and Debt Expense

Interest and debt expense was $13,869,000 in the six months ended June 30, 2015, compared to $17,274,000 in the prior year’s six months, a decrease of $3,405,000.  This decrease was primarily due to savings resulting from the refinancing of the office portion of 731 Lexington Avenue on February 28, 2014 at LIBOR plus 0.95% (1.14% as of June 30, 2015). The prior loan had a fixed rate of 5.33%. We intend to refinance the $320,000,000 4.93% fixed rate loan on the retail portion of 731 Lexington Avenue prior to its maturity in August 2015. In addition, there were higher capitalized interest costs during the current six-month period related to the development of the Rego Park II apartment tower.

Income Tax Expense

Income tax expense was $4,000 in the six months ended June 30, 2015, compared to $5,000 in the prior year’s six months, a decrease of $1,000.

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

In August 2015, the $320,000,000 mortgage loan on the retail portion of 731 Lexington Avenue matures. We expect to complete the refinancing of this loan in August 2015.

Development Project

We are constructing an apartment tower above our Rego Park II shopping center, containing 312 units aggregating 255,000 square feet. The estimated cost of this project is approximately $125,000,000, of which $103,307,000 has been incurred as of June 30, 2015. In July 2015, we received temporary certificates of occupancy (“TCOs”) for certain floors of the Rego Park II apartment tower where construction has been substantially completed. Construction of the remaining floors is expected to be substantially completed during 2015 and the related TCOs are expected to be obtained by December 31, 2015.

Six Months Ended June 30, 2015

Cash and cash equivalents were $211,230,000 as of June 30, 2015, compared to $227,815,000 as of December 31, 2014, a decrease of $16,585,000.  This decrease resulted from (i) $37,357,000 of net cash used in financing activities and (ii) $4,242,000 of net cash used in investing activities, partially offset by (iii) $25,014,000 of net cash provided by operating activities.

 Net cash provided by operating activities of $25,014,000 was comprised of net income of $35,163,000, adjustments for non-cash items of $15,718,000 and the net change in operating assets and liabilities of $25,867,000.  The adjustments for non-cash items were comprised of depreciation and amortization (including amortization of debt issuance costs) of $16,061,000, stock-based compensation expense of $600,000, partially offset by straight-lining of rental income of $943,000.

Net cash used in investing activities of $4,242,000 was primarily comprised of construction in progress and real estate additions of $29,356,000 (primarily related to the Rego Park II apartment tower) partially offset by proceeds of $24,998,000 from short-term investments that matured during the second quarter of 2015.

Net cash used in financing activities of $37,357,000 was primarily comprised of dividends paid of $35,780,000.

Liquidity and Capital Resources – continued

Six Months Ended June 30, 2014

Cash and cash equivalents were $307,929,000 as of June 30, 2014, compared to $347,718,000 as of December 31, 2013, a decrease of $39,789,000. This decrease resulted from $53,146,000 of net cash used in financing activities and $8,905,000 of net cash used in investing activities, partially offset by $22,262,000 of net cash provided by operating activities.

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

Liquidity and Capital Resources – continued

Rego Park I Litigation

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property.  Sears alleges that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserts various causes of actions for damages and seeks to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears seeks, among other things, damages of not less than $4 million and future damages it estimates will not be less than $25 million.  We intend to defend the claims vigorously. The amount or range of reasonably possible losses, if any, cannot be estimated.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of June 30, 2015.

Other

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

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

FFO for the Three and Six Months Ended June 30, 2015 and 2014

FFO for the quarter ended June 30, 2015 was $24,642,000, or $4.82 per diluted share, compared to $24,070,000, or $4.71 per diluted share for the prior year’s quarter.

FFO for the six months ended June 30, 2015 was $49,778,000, or $9.74 per diluted share, compared to $46,544,000, or $9.11 per diluted share for the prior year’s six months.

The following table reconciles our net income to FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2015	2014	2015	2014
Net income	$17,341	$16,828	$35,163	$32,072
Depreciation and amortization of real property	7,301	7,242	14,615	14,472
FFO	$24,642	$24,070	$49,778	$46,544

FFO per diluted share	$4.82	$4.71	$9.74	$9.11

Weighted average shares used in computing FFO per diluted share	5,112,026	5,110,369	5,111,616	5,110,045

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2015			2014
		Weighted	Effect of 1%		Weighted
	June 30,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $8 and $0,
respectively, due to Vornado)	$564,975	1.56%	$5,650	$566,534	1.54%
Fixed Rate	466,246	3.87%	-	466,246	3.87%
	$1,031,221		$5,650	$1,032,780

Total effect on diluted earnings per share			$1.11

As of June 30, 2015 we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of June 30, 2015 and December 31, 2014, the estimated fair value of our consolidated debt was $1,020,008,000 and $1,025,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: August 3, 2015	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX
Exhibit
No.
10.1		-	Third Omnibus Loan Modification and Extension Agreement, dated March 10, 2015, by and between Alexander’s Rego * Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender

10.2		-	Third Mortgage Modification Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, * Inc., as Mortgator and U. S. Bank National Association, as Mortgagee
15.1		-	Letter regarding unaudited interim financial information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

_________________ * Incorporated by reference from Form 10-Q filed on May 4, 2015.