Form 10-Q
period 2015-09-30
ALEXANDERS INC
filed 2015-11-02
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-06064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

☒Large Accelerated Filer	☐ Accelerated Filer
☐Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 30, 2015, there were 5,106,196 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	September 30, 2015 and December 31, 2014	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Nine Months Ended September 30, 2015 and 2014	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three and Nine Months Ended September 30, 2015 and 2014	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Nine Months Ended September 30, 2015 and 2014	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Nine Months Ended September 30, 2015 and 2014	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

Exhibit Index		27

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2015	2014
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	950,416	873,667
Development and construction in progress	40,189	75,289
Total	1,035,576	993,927
Accumulated depreciation and amortization	(229,498)	(210,025)
Real estate, net	806,078	783,902
Cash and cash equivalents	252,866	227,815
Short-term investments	-	24,998
Restricted cash	84,770	84,602
Marketable securities	41,119	44,646
Tenant and other receivables, net of allowance for doubtful accounts of $1,051 and $1,544, respectively	2,772	2,213
Receivable arising from the straight-lining of rents	181,215	179,939
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$31,796 and $33,974, respectively	43,756	46,561
Deferred debt issuance costs, net of accumulated amortization of $3,626 and $11,295, respectively	6,964	4,824
Other assets	37,161	23,716
	$1,456,701	$1,423,216

LIABILITIES AND EQUITY
Mortgages payable	$1,060,408	$1,032,780
Amounts due to Vornado	5,966	3,922
Accounts payable and accrued expenses	42,238	35,127
Other liabilities	2,965	2,988
Total liabilities	1,111,577	1,074,817

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	30,739	30,139
Retained earnings	298,664	299,004
Accumulated other comprehensive income	10,922	14,457
	345,498	348,773
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	345,124	348,399
	$1,456,701	$1,423,216

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Property rentals	$34,599	$33,984	$103,654	$102,166
Expense reimbursements	17,815	16,093	51,442	47,362
Total revenues	52,414	50,077	155,096	149,528

EXPENSES
Operating, including fees to Vornado of $1,081, $1,223,
$3,298 and $3,369, respectively	19,390	17,299	55,985	50,939
Depreciation and amortization	8,092	7,271	22,783	21,812
General and administrative, including management fees
to Vornado of $595 and $1,785 in each three and nine
month period, respectively	1,091	1,127	4,261	3,872
Total expenses	28,573	25,697	83,029	76,623

OPERATING INCOME	23,841	24,380	72,067	72,905

Interest and other income, net	427	409	1,237	1,235
Interest and debt expense	(6,094)	(7,446)	(19,963)	(24,720)
Income before income taxes	18,174	17,343	53,341	49,420
Income tax (expense) benefit	(2)	349	(6)	344
Net income	$18,172	$17,692	$53,335	$49,764

Net income per common share – basic and diluted	$3.55	$3.46	$10.43	$9.74

Weighted average shares outstanding – basic and diluted	5,113,077	5,111,201	5,112,108	5,110,435

Dividends per common share	$3.50	$3.25	$10.50	$9.75

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$18,172	$17,692	$53,335	$49,764
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	1,188	(1,563)	(3,527)	2,644
Change in value of interest rate cap	2	(30)	(8)	(183)
Comprehensive income	$19,362	$16,099	$49,800	$52,225

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2013	5,173	$5,173	$29,745	$297,515	$1,522	$(374)	$333,581
Net income	-	-	-	49,764	-	-	49,764
Dividends paid	-	-	-	(49,825)	-	-	(49,825)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	2,644	-	2,644
Change in value of interest rate cap	-	-	-	-	(183)	-	(183)
Deferred stock unit grants	-	-	394	-	-	-	394
Balance, September 30, 2014	5,173	$5,173	$30,139	$297,454	$3,983	$(374)	$336,375

Balance, December 31, 2014	5,173	$5,173	$30,139	$299,004	$14,457	$(374)	$348,399
Net income	-	-	-	53,335	-	-	53,335
Dividends paid	-	-	-	(53,675)	-	-	(53,675)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	(3,527)	-	(3,527)
Change in value of interest rate cap	-	-	-	-	(8)	-	(8)
Deferred stock unit grants	-	-	600	-	-	-	600
Balance, September 30, 2015	5,173	$5,173	$30,739	$298,664	$10,922	$(374)	$345,124

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net income	$53,335	$49,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	24,725	23,838
Straight-lining of rental income	(1,276)	(1,905)
Stock-based compensation expense	600	394
Reversal of income tax liability	-	(420)
Change in operating assets and liabilities:
Tenant and other receivables, net	(559)	538
Other assets	(13,969)	(14,345)
Amounts due to Vornado	(102)	872
Accounts payable and accrued expenses	9,527	7,686
Other liabilities	(23)	(13)
Net cash provided by operating activities	72,258	66,409

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(41,919)	(39,957)
Change in restricted cash	(168)	5,294
Proceeds from maturing short-term investments	24,998	-
Net cash used in investing activities	(17,089)	(34,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(322,372)	(316,418)
Proceeds from borrowing	350,000	300,000
Dividends paid	(53,675)	(49,825)
Debt issuance costs	(4,071)	(4,245)
Net cash used in financing activities	(30,118)	(70,488)

Net increase (decrease) in cash and cash equivalents	25,051	(38,742)
Cash and cash equivalents at beginning of period	227,815	347,718
Cash and cash equivalents at end of period	$252,866	$308,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $1,420 and $265, respectively	$18,065	$24,062

NON-CASH TRANSACTIONS
Liability for real estate additions (including $5,540 due to Vornado in 2015)	$13,259	$14,296
Write-off of fully amortized and/or depreciated assets	9,600	10,569

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             Significant Accounting Policy

Development and Construction in Progress – We are constructing an apartment tower, The Alexander, above our Rego Park II shopping center, containing 312 units aggregating 255,000 square feet. The estimated cost of this project, including initial leasing costs to achieve stabilized occupancy, is approximately $125,000,000, of which $113,000,000 has been incurred as of September 30, 2015. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense.  The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy (“TCO”). In the third quarter of  2015, we received a TCO for certain floors of the apartment tower where construction has been substantially completed. Accordingly, this portion of the apartment tower has been placed in service.  Construction of the remaining floors is expected to be substantially completed during the fourth quarter of 2015 and we expect to receive the related TCO by December 31, 2015.

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

5.             Relationship with Vornado

As of September 30, 2015, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

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

Other Agreements

We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our 731 Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties, for an annual fee equal to the cost of such services plus 6%.

The following is a summary of fees to Vornado under the various agreements discussed above.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5. Relationship with Vornado - continued
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2015	2014	2015	2014
Company management fees	$700	$700	$2,100	$2,100
Development fees	517	1,714	2,176	2,463
Leasing fees	21	911	419	1,275
Property management fees and payments for cleaning, engineering
and security services	838	1,012	2,621	2,723
	$2,076	$4,337	$7,316	$8,561

As of September 30, 2015, the amounts due to Vornado were $5,540,000 for development fees; $411,000 for management, property management, cleaning and security fees; and $15,000 for leasing fees. As of December 31, 2014, the amounts due to Vornado were $3,394,000 for development fees and $528,000 for management, property management and cleaning fees.

6.             Marketable Securities

As of September 30, 2015 and December 31, 2014, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC), which were received in connection with the sale of the Kings Plaza Regional Shopping Center (“Kings Plaza”) to Macerich in November 2012.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of September 30, 2015 and December 31, 2014, the fair value of these shares was $41,119,000 and $44,646,000, respectively, based on Macerich’s closing share price of $76.82 per share and $83.41 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $70,702,000 and $67,488,000, representing approximately 45% of our total revenues in each of the nine-month periods ended September 30, 2015 and 2014, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of five years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

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

9.             Mortgages Payable

On August 5, 2015, we completed a $350,000,000 refinancing of the retail portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 1.40% and matures in August 2020, with two one-year extension options.

The following is a summary of our outstanding mortgages payable as of September 30, 2015 and December 31, 2014.

				Balance at
			Interest Rate at	September 30,		December 31,
(Amounts in thousands)		Maturity(1)	September 30, 2015	2015		2014
First mortgages secured by:
	Rego Park I shopping center (100% cash
	collateralized)(2)	Mar. 2016	0.40%	$78,246		$78,246
	Paramus	Oct. 2018	2.90%	68,000		68,000
	Rego Park II shopping center(3)	Nov. 2018	2.04%	264,162		266,534
	731 Lexington Avenue, office space(4)	Mar. 2021	1.16%	300,000		300,000
	731 Lexington Avenue, retail space	Aug. 2022	1.61%	350,000	(5)	320,000
				$1,060,408		$1,032,780

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	Extended for one year from March 10, 2015.
(3)	Interest at LIBOR plus 1.85%.
(4)	Interest at LIBOR plus 0.95%.
(5)	Interest at LIBOR plus 1.40%.

10.          Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosuresdefines fair value and establishes a framework for measuring fair value.  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of September 30, 2015 and December 31, 2014, consist of marketable securities, short-term investments (treasury bills classified as available-for-sale) and an interest rate cap, which are presented in the table below, based on their level in the fair value hierarchy.  There were no financial liabilities measured at fair value as of September 30, 2015 and December 31, 2014.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10. Fair Value Measurements - continued

	As of September 30, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$41,119	$41,119	$-	$-
Total assets	$41,119	$41,119	$-	$-

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$44,646	$44,646	$-	$-
Short-term investments	24,998	24,998	-	-
Interest rate cap (included in other assets)	11	-	11	-
Total assets	$69,655	$69,644	$11	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, mortgages payable and leasing commissions due to Vornado.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The leasing commissions due to Vornado are carried at cost plus interest at variable rates, which approximate fair value.  The fair value of cash equivalents is classified as Level 1 and the fair values of mortgages payable and leasing commissions due to Vornado are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$221,539	$221,539	$111,590	$111,590

Liabilities:
Mortgages payable	$1,060,408	$1,054,200	$1,032,780	$1,025,000
Leasing commissions (included in amounts due to Vornado)	15	15	-	-
	$1,060,423	$1,054,215	$1,032,780	$1,025,000

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

Our mortgage loans are non-recourse to us and contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of September 30, 2015.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.          Commitments and Contingencies – continued

Other

On October 15, 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $20,300,000 of transfer taxes (including interest and penalties) in connection with the sale of Kings Plaza in November 2012.  We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment.  We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

12.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2015	2014	2015	2014
Net income	$18,172	$17,692	$53,335	$49,764

Weighted average shares outstanding – basic and diluted	5,113,077	5,111,201	5,112,108	5,110,435

Net income per common share – basic and diluted	$3.55	$3.46	$10.43	$9.74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2015, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2015 and 2014, and changes in equity and cash flows for the nine month periods ended September 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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
November 2, 2015

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2015 and 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Quarter Ended September 30, 2015 Financial Results Summary

Net income for the quarter ended September 30, 2015 was $18,172,000, or $3.55 per diluted share, compared to $17,692,000, or $3.46 per diluted share for the quarter ended September 30, 2014.  Funds from operations (“FFO”) for the quarter ended September 30, 2015 was $26,140,000, or $5.11 per diluted share, compared to $24,928,000, or $4.88 per diluted share for the quarter ended September 30, 2014.

Nine Months Ended September 30, 2015 Financial Results Summary

Net income for the nine months ended September 30, 2015 was $53,335,000, or $10.43 per diluted share, compared to $49,764,000, or $9.74 per diluted share for the nine months ended September 30, 2014. FFO for the nine months ended September 30, 2015 was $75,918,000, or $14.85 per diluted share, compared to $71,472,000, or $13.99 per diluted share for the nine months ended September 30, 2014.

Square Footage, Occupancy and Leasing Activity

As of September 30, 2015, our portfolio was comprised of seven properties aggregating 2,178,000 square feet that had an occupancy rate of 99.7%.

Financing

On March 10, 2015, we completed a one-year extension of the 100% cash collateralized loan on Rego Park I.  The interest-only loan has a fixed rate of 0.40% and matures in March 2016.

On August 5, 2015, we completed a $350,000,000 refinancing of the retail portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 1.40% and matures in August 2020, with two one-year extension options. The Company realized net proceeds of approximately $26,000,000 after repaying the existing loan and closing costs.

Significant Tenants

Bloomberg, L.P. (“Bloomberg”) accounted for revenue of $70,702,000 and $67,488,000, representing approximately 45% of our total revenues in each of the nine-month periods ended September 30, 2015 and 2014, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 covering 188,608 square feet of office space at our 731 Lexington Avenue property for a term of five years.  We are currently in negotiations with Bloomberg to determine the rental rate for the extension period.

Results of Operations – Three Months Ended September 30, 2015, compared to September 30, 2014

Property Rentals

Property rentals were $34,599,000 in the quarter ended September 30, 2015, compared to $33,984,000 in the prior year’s quarter, an increase of $615,000.  This increase is primarily due to higher straight-line rental income of $347,000 resulting from Bloomberg exercising its option to extend leases in October 2014 that were scheduled to expire in December 2015.  In addition, there was higher rental income of $147,000 from a new tenant at our Rego Park II property.

Expense Reimbursements

Tenant expense reimbursements were $17,815,000 in the quarter ended September 30, 2015, compared to $16,093,000 in the prior year’s quarter, an increase of $1,722,000. This increase was primarily due to higher reimbursable real estate taxes and reimbursable operating expenses.

Operating Expenses

Operating expenses were $19,390,000 in the quarter ended September 30, 2015, compared to $17,299,000 in the prior year’s quarter, an increase of $2,091,000. This increase was primarily comprised of  higher reimbursable real estate taxes of $1,211,000 and higher reimbursable operating expenses of $956,000, partially offset by lower bad debt expense of $76,000.

Depreciation and Amortization

Depreciation and amortization was $8,092,000 in the quarter ended September 30, 2015, compared to $7,271,000 in the prior year’s quarter, an increase of $821,000. This increase was primarily due to depreciation related to the portion of The Alexander apartment tower that was placed in service during the current quarter.

General and Administrative Expenses

General and administrative expenses were $1,091,000 in the quarter ended September 30, 2015, compared to $1,127,000 in the prior year’s quarter, a decrease of $36,000.

Interest and Other Income, net

Interest and other income, net was $427,000 in the quarter ended September 30, 2015, compared to $409,000 in the prior year’s quarter, an increase of $18,000.

Interest and Debt Expense

Interest and debt expense was $6,094,000 in the quarter ended September 30, 2015, compared to $7,446,000 in the prior year’s quarter, a decrease of $1,352,000. This decrease was primarily due to savings of $1,106,000 resulting from the refinancing of the retail portion of 731 Lexington Avenue on August 5, 2015 at LIBOR plus 1.40% (1.61% as of September 30, 2015).  The prior loan had a fixed rate of 4.93%.  In addition, there were higher capitalized interest costs of $223,000 during the current quarter related to the development of The Alexander apartment tower.

Income Taxes

Income tax expense was $2,000 in the quarter ended September 30, 2015 compared to an income tax benefit of $349,000 in the prior year’s quarter. The income tax benefit in the prior year’s quarter resulted from a reversal of tax liabilities after the expiration of the applicable statute of limitations.

Results of Operations – Nine Months Ended September 30, 2015, compared to September 30, 2014

Property Rentals

Property rentals were $103,654,000 in the nine months ended September 30, 2015, compared to $102,166,000 in the prior year’s nine months, an increase of $1,488,000.  This increase is primarily due to higher straight-line rental income of $1,015,000 resulting from Bloomberg exercising its option to extend leases in October 2014 that were scheduled to expire in December 2015.  In addition, there was higher rental income of $236,000 from a new tenant at our Rego Park II property and an increase in parking income of $224,000 at our Rego Park I property.

Expense Reimbursements

Tenant expense reimbursements were $51,442,000 in the nine months ended September 30, 2015, compared to $47,362,000 in the prior year’s nine months, an increase of $4,080,000. This increase was primarily due to higher reimbursable real estate taxes and higher reimbursable operating expenses.

Operating Expenses

Operating expenses were $55,985,000 in the nine months ended September 30, 2015, compared to $50,939,000 in the prior year’s nine months, an increase of $5,046,000.  This increase was primarily due to (i) higher reimbursable real estate taxes of $3,271,000, (ii) $939,000 from the burn off of certain real estate tax benefits at our 731 Lexington Avenue property, and (iii) higher reimbursable operating expenses of $1,453,000, partially offset by (iv) lower bad debt expense of $617,000.

Depreciation and Amortization

Depreciation and amortization was $22,783,000 in the nine months ended September 30, 2015, compared to $21,812,000 in the prior year’s nine months, an increase of $971,000.  This increase was primarily due to depreciation related to the portion of The Alexander apartment tower that was placed in service during the third quarter of 2015.

General and Administrative Expenses

General and administrative expenses were $4,261,000 in the nine months ended September 30, 2015, compared to $3,872,000 in the prior year’s nine months, an increase of $389,000. This increase was due to higher stock-based compensation expense in connection with the fair value of deferred stock units granted to a newly appointed member of our Board of Directors during the second quarter of 2015, comprised of an initial award of $150,000 and a $56,000 annual award.

Interest and Other Income, net

Interest and other income, net was $1,237,000 in the nine months ended September 30, 2015, compared to $1,235,000 in the prior year’s nine months, an increase of $2,000.

Interest and Debt Expense

Interest and debt expense was $19,963,000 in the nine months ended September 30, 2015, compared to $24,720,000 in the prior year’s nine months, a decrease of $4,757,000.  This decrease was primarily due to (i) savings of $1,977,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on February 28, 2014 at LIBOR plus 0.95% (1.16% as of September 30, 2015). The prior loan had a fixed rate of 5.33%; (ii) savings of $1,106,000 resulting from the refinancing of the retail portion of 731 Lexington Avenue on August 5, 2015 at LIBOR plus 1.40% (1.61% as of September 30, 2015).  The prior loan had a fixed rate of 4.93%; and (iii) higher capitalized interest costs of $1,155,000 during the current nine-month period related to the development of The Alexander apartment tower.

Income Taxes

Income tax expense was $6,000 in the nine months ended September 30, 2015, compared to an income tax benefit of $344,000 in the prior year’s nine months. The income tax benefit in the prior year’s nine months resulted from a reversal of tax liabilities after the expiration of the applicable statute of limitations.

Liquidity and Capital Resources

Cash Flows

Property rental income is our primary source of cash flow and is dependent on a number of factors, including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents.  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders.  Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.  We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization, recurring capital expenditures and development expenditures related to The Alexander apartment tower.

On August 5, 2015, we completed a $350,000,000 refinancing of the retail portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 1.40% and matures in August 2020, with two one-year extension options. The Company realized net proceeds of approximately $26,000,000 after repaying the existing loan and closing costs.

Development Project

We are constructing an apartment tower, The Alexander, above our Rego Park II shopping center, containing 312 units aggregating 255,000 square feet. The estimated cost of this project, including initial leasing costs to achieve stabilized occupancy, is approximately $125,000,000, of which $113,000,000 has been incurred as of September 30, 2015. In the third quarter of 2015, we received a temporary certificate of occupancy (“TCO”) for certain floors of the apartment tower where construction has been substantially completed. Accordingly, this portion of the apartment tower has been placed in service.  Construction of the remaining floors is expected to be substantially completed during the fourth quarter of 2015 and we expect to receive the related TCO by December 31, 2015.

Nine Months Ended September 30, 2015

Cash and cash equivalents were $252,866,000 as of September 30, 2015, compared to $227,815,000 as of December 31, 2014, an increase of $25,051,000.  This increase resulted from (i) $72,258,000 of net cash provided by operating activities partially offset by (ii) $30,118,000 of net cash used in financing activities and (iii) $17,089,000 of net cash used in investing activities.

 Net cash provided by operating activities of $72,258,000 was comprised of net income of $53,335,000, adjustments for non-cash items of $24,049,000 and the net change in operating assets and liabilities of $5,126,000.  The adjustments for non-cash items were comprised of depreciation and amortization (including amortization of debt issuance costs) of $24,725,000, stock-based compensation expense of $600,000, partially offset by straight-lining of rental income of $1,276,000.

Net cash used in investing activities of $17,089,000 was primarily comprised of construction in progress and real estate additions of $41,919,000 (primarily related to The Alexander apartment tower) partially offset by proceeds of $24,998,000 from short-term investments that matured during the second quarter of 2015.

Net cash used in financing activities of $30,118,000 was primarily comprised of (i) debt repayments of $322,372,000  (primarily  due  to  the  repayment of the prior loan on the retail  portion of 731 Lexington Avenue)  and (ii) dividends paid of  $53,675,000, partially offset by (iii) proceeds of $350,000,000 related to the August 2015 refinancing of the retail portion of 731 Lexington Avenue.

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

Net cash used in investing activities of $34,663,000 was comprised of capital expenditures of $39,957,000 (primarily related to The Alexander apartment tower), partially offset by a decrease in restricted cash of $5,294,000.

Net cash used in financing activities of $70,488,000 was primarily comprised of (i) debt repayments of $316,418,000 (primarily due to the repayment of the prior loan on the office portion of 731 Lexington Avenue) and (ii) dividends paid of $49,825,000, partially offset by (iii) $300,000,000 of proceeds from the refinancing of the office portion of 731 Lexington Avenue.

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

Our mortgage loans are non-recourse to us and contain customary covenants requiring us to maintain insurance.  Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of September 30, 2015.

Other

     On October 15, 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $20,300,000 of transfer taxes (including interest and penalties) in connection with the sale of Kings Plaza in November 2012.  We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment.  We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

FFO for the Three and Nine Months Ended September 30, 2015 and 2014

FFO for the quarter ended September 30, 2015 was $26,140,000, or $5.11 per diluted share, compared to $24,928,000, or $4.88 per diluted share for the prior year’s quarter.

FFO for the nine months ended September 30, 2015 was $75,918,000, or $14.85 per diluted share, compared to $71,472,000, or $13.99 per diluted share for the prior year’s nine months.

The following table reconciles our net income to FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2015	2014	2015	2014
Net income	$18,172	$17,692	$53,335	$49,764
Depreciation and amortization of real property	7,968	7,236	22,583	21,708
FFO	$26,140	$24,928	$75,918	$71,472

FFO per diluted share	$5.11	$4.88	$14.85	$13.99

Weighted average shares used in computing FFO per diluted share	5,113,077	5,111,201	5,112,108	5,110,435

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2015			2014
		Weighted	Effect of 1%		Weighted
	September 30,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate (including $15 and $0,
respectively, due to Vornado)	$914,177	1.59%	$9,142	$566,534	1.54%
Fixed Rate	146,246	1.56%	-	466,246	3.87%
	$1,060,423		$9,142	$1,032,780

Total effect on diluted earnings per share			$1.79

As of September 30, 2015 we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of September 30, 2015 and December 31, 2014, the estimated fair value of our consolidated debt was $1,054,215,000 and $1,025,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: November 2, 2015	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX
Exhibit
No.
10.1	-	Third Omnibus Loan Modification and Extension Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender	*
10.2	-	Third Mortgage Modification Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Mortgator and U. S. Bank National Association, as Mortgagee	*
10.3	-

Loan Agreement, dated as of August 5, 2015, by and between 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders

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