Form 10-K
period 2015-12-31
ALEXANDERS INC
filed 2016-02-16
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $862,931,000 at June 30, 2015.

As of January 31, 2016, there were 5,106,196 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016.

_____________________________

(1)     These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2015, portions of which are incorporated by reference herein.

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

•         731 Lexington Avenue, a 1,311,000 square foot multi-use building, comprising the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 889,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants;

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

•         The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet. In December 2015, we received an updated temporary certificate of occupancy (“TCO”) covering approximately 93% of the apartment tower where construction has been substantially completed, and accordingly 93% has been placed in service.  We expect to receive the TCO for the remaining 7% in 2016. During the year ended December 31, 2015, we leased 84 of the 312 units. We expect to reach stabilized occupancy in 2017;

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

As of December 31, 2015, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2015, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.2% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornado.

Significant Tenants

Bloomberg accounted for $94,468,000, $91,109,000 and $88,164,000, or approximately 45% of our total revenues in each of the years ended December 31, 2015, 2014 and 2013, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 for a term of five years, covering 192,000 square feet of office space at our 731 Lexington Avenue property. In January 2016, we entered into a lease amendment with Bloomberg which extends the lease term related to this space to be coterminous with the other 697,000 square feet of office space leased by Bloomberg through February 2029, with a ten-year extension option.  In connection with the lease amendment, Bloomberg provided a $200,000,000 letter of credit, which amount may be reduced in certain circumstances. We may draw on this letter of credit subject to certain terms of the lease amendment, including an event of default by Bloomberg.

Competition

We operate in a highly competitive environment.  All of our properties are located in the greater New York City metropolitan area.  We compete with a large number of property owners and developers.  Principal factors of competition are the amount of rent charged, attractiveness of location and quality and breadth of services provided.  Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

Employees

We currently have 73 employees.

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

On April 11, 2000, Vornado and Interstate filed with the SEC, the 26th amendment to a Form 13D indicating that they, as a group, own in excess of 51% of our common stock.  This ownership level makes us a “controlled” company for the purposes of the New York Stock Exchange, Inc.’s Corporate Governance Standards (the “NYSE Rules”).  This means that we are not required to, among other things, have a majority of the members of our Board of Directors be independent under the NYSE Rules, have all of the members of our Compensation Committee be independent under the NYSE Rules or to have a Nominating Committee.  While we have voluntarily complied with a majority of the independence requirements of the NYSE Rules, we are under no obligation to do so and this situation may change at any time.

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

•         changes in space utilization by our tenants due to technology, economic conditions and business environment;

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

Real estate is a competitive business.

We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments than we are.  Principal factors of competition include rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided.  Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.

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

We may be unable to renew leases or relet space as leases expire.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.

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

731 Lexington Avenue accounted for $137,411,000, $133,024,000 and $128,845,000, or approximately 65% of our total revenues in each of the years ended December 31, 2015, 2014 and 2013, respectively.  Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.

Bloomberg represents a significant portion of our revenues.  Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.

Bloomberg accounted for $94,468,000, $91,109,000 and $88,164,000, or approximately 45% of our total revenues in each of the years ended December 31, 2015, 2014 and 2013, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control and   similar requirements.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States and thereby restricts our doing business with such persons. We are required to comply with OFAC and related requirements and may be required to terminate or otherwise amend our leases, loans, and other agreements.  If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with which we are prohibited from doing business, we may be required to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

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

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons who access our systems from inside or outside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible ($348,000 effective January 1, 2016) and 15% of the balance (16% effective January 1, 2016) of a covered loss, and the Federal government is responsible for the remaining 85% (84% effective January 1, 2016) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

All of our revenues come from properties located in the greater New York City metropolitan area.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short-term or long-term.  Declines in the economy or declines in the real estate market in this area could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

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

All of our properties are located in the greater New York City metropolitan area, and our most significant property, 731 Lexington Avenue, is located on Lexington Avenue and 59th Street in Manhattan.  In response to a terrorist attack or the perceived threat of terrorism, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity and fewer customers may choose to patronize businesses in this area.  This would trigger a decrease in the demand for space in these markets, which could increase vacancies in our properties and force us to lease our properties on less favorable terms.  As a result, the value of our properties and the level of our revenues could decline materially.

Natural disasters and the effects of climate change could have a concentrated impact on the area which we operate and could adversely impact our results.

Our investments are in the greater New York City metropolitan area and since they are concentrated along the Eastern Seaboard, natural disasters, including hurricanes, could impact our properties.  Potentially adverse consequences of “global warming” could similarly have an impact on our properties.  As a result, we could become subject to significant losses and/or repair costs which may or may not be fully covered by insurance and to the risk of business interruption.  The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.

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

We have an investment in Macerich, a retail shopping center company.  As of December 31, 2015, this investment had a carrying amount of $43,191,000.  A significant decline in the value of this investment due to, among other reasons, Macerich’s operating performance or economic or market conditions, may result in the recognition of an impairment loss, which could be material.

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

As of December 31, 2015, we had outstanding mortgage indebtedness of $1,059,587,000, secured by four of our properties.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have a substantial amount of indebtedness that could affect our future operations.

As of December 31, 2015, total debt outstanding was $1,059,587,000. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

As of December 31, 2015, total debt outstanding was $1,059,587,000 and our ratio of total debt to total enterprise value was 38.4%.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2015, our scheduled cash payments for principal and interest were $25,547,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

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

As of December 31, 2015, Interstate and its partners owned approximately 7.1% of the common shares of beneficial interest of Vornado and approximately 26.3% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

As of December 31, 2015, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.3% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Dr. Richard West is a trustee of Vornado and a member of our Board of Directors and Joseph Macnow is our Executive Vice President and Chief Financial Officer and the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornado.

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

Vornado manages, develops and leases our properties under agreements that have one-year terms expiring in March of each year, which are automatically renewable.  Because we share common senior management with Vornado and because four of the trustees of Vornado are on our Board of Directors, the terms of the foregoing agreements and any future agreements may not be comparable to those we could have negotiated with an unaffiliated third party.

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

The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2015, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 6,881 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 887,859 shares are available for future grant under the terms of our 2006 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     properties

The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2015.

				Average
				Annualized			Lease Expiration (s)
	Land	Building	Occupancy	Rent Per			Original		Option
Property	Acreage	Square Feet	Rate	Square Foot	(1)	Tenants	Term	(2)	Term	(3)
Operating Properties:
731 Lexington Avenue
New York, New York
Office		889,000 (4)	100%	$107.10	(4)	Bloomberg L.P.	2029		2039

Retail		83,000				The Home Depot	2025		2035
		34,000				The Container Store	2021		N/A
		27,000				Hennes & Mauritz	2019		N/A
		30,000				Various	Various		Various
		174,000	100%	178.09
	1.9	1,063,000

Rego Park I
Queens, New York
		195,000				Sears	2021		N/A
		50,000				Burlington Coat Factory	2022		2027
		46,000				Bed Bath & Beyond	2021		N/A
		36,000				Marshalls	2021		N/A
		16,000				Old Navy	2021		N/A
	4.8	343,000	100%	37.97

Rego Park II
Queens, New York
		145,000				Costco	2034		2059
		135,000				Century 21	2030		2050
		133,000				Kohl’s	2030		2050
		47,000				Toys "R"Us/Babies "R" Us	2021		2036
		149,000				Various	Various		Various
	6.6	609,000	99%	44.01

The Alexander apartment tower, 312 units
Queens, New York	-	255,000	26%	43.91		Residential	(5)		N/A

Paramus
Paramus, New Jersey	30.3	-	100%	-		IKEA (ground lessee)	2041		N/A

Flushing
Queens, New York (ground leased
through January 2037)	1	167,000	100%	16.53		New World Mall LLC	2027		2037

Property to be Developed:
Rego Park III, adjacent to Rego Park II
Queens, New York	3.2	-	-	-		-	-		-
		2,437,000

(1)

Represents the contractual weighted average rent per square foot, which excludes the impact of tenant concessions (such as free rent and tenant reimbursements), as of
December 31, 2015.  For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.

(2)

Represents the year in which the tenant's lease expires, without consideration of any renewal or extension options. Lease expiration dates are based on noncancellable lease terms and do not extend beyond any early termination rights that tenants may have under their lease.

(3)		Represents the year in which the tenant's lease expires if all renewal or extension options are exercised.
(4)		Reflects building square feet and average annualized rent per square foot resulting from the January 2016 lease amendment. Refer to page 17 for further discussion.
(5)		Residential tenants have one year leases.

ITEM 2.        PROPERTIES – continued

Operating Properties

731 Lexington Avenue

731 Lexington Avenue, a 1,311,000 square foot multi-use building, comprises the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York, and is situated in the heart of one of Manhattan’s busiest business and shopping districts, with convenient access to several subway and bus lines. The property is located across the street from Bloomingdale’s flagship store and only a few blocks away from Fifth Avenue and 57th Street.  The building contains 889,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 for a term of five years, covering 192,000 square feet of office space at our 731 Lexington Avenue property. In January 2016, we entered into a lease amendment with Bloomberg which extends the lease term related to this space to be coterminous with the other 697,000 square feet of office space leased by Bloomberg through February 2029, with a ten-year extension option.  In connection with the lease amendment, Bloomberg provided a $200,000,000 letter of credit, which amount may be reduced in certain circumstances. We may draw on this letter of credit subject to certain terms of the lease amendment, including an event of default by Bloomberg.

The office portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $300,000,000 as of December 31, 2015.  The interest-only loan is at LIBOR plus 0.95% (1.28% as of December 31, 2015) and matures in March 2017, with four one-year extension options. In connection therewith, we purchased an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

In August 2015, we completed a $350,000,000 refinancing of the retail portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 1.40% (1.67% as of December 31, 2015) and matures in August 2020, with two one-year extension options.

Rego Park I

Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens, New York, is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls.  The center contains a parking deck (1,241 spaces) that provides for paid parking.

The center is encumbered by a 100% cash collateralized loan with a balance of $78,246,000 as of December 31, 2015.  The loan bears interest at 0.40%, is prepayable at any time without penalty and matures in March 2016.

Rego Park II

Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens, New York, is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado.  The center contains a parking deck (1,326 spaces) that provides for paid parking.

This center is encumbered by a first mortgage loan with a balance of $263,341,000 as of December 31, 2015.  The loan bears interest at LIBOR plus 1.85% (2.27% as of December 31, 2015) and matures in November 2018.

ITEM 2.        PROPERTIES – continued

The Alexander Apartment Tower

The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet. In December 2015, we received an updated temporary certificate of occupancy (“TCO”) covering approximately 93% of the apartment tower where construction has been substantially completed, and accordingly 93% has been placed in service.  We expect to receive the TCO for the remaining 7% in 2016. During the year ended December 31, 2015, we leased 84 of the 312 units. We expect to reach stabilized occupancy in 2017.

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

	Year Ended December 31,
	2015			2014
Quarter	High	Low	Dividends	High	Low	Dividends
First	$486.25	$411.49	$3.50	$392.54	$320.50	$3.25
Second	468.25	390.56	3.50	376.17	337.24	3.25
Third	434.50	356.00	3.50	411.75	361.41	3.25
Fourth	410.51	360.01	3.50	458.00	373.60	3.25

On January 20, 2016, we increased our regular quarterly dividend to $4.00 per share (a new indicated annual rate of $16.00 per share).  As of January 31, 2016, there were approximately 268 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2015, we did not sell any unregistered securities.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

During 2015, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2010 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2010	2011	2012	2013	2014	2015
Alexander’s	$100	$93	$117	$121	$166	$151
S&P 500 Index	100	102	118	157	178	181
The NAREIT All Equity Index	100	108	130	133	171	176

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

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2015	2014	2013	2012	2011

Total revenues	$207,915	$200,814	$196,459	$191,312	$185,246

Income from continuing operations(1)	$76,907	$67,396	$54,663	$50,041	$54,831
Income from discontinued operations(2)	-	529	2,252	624,952	26,215
Net income	76,907	67,925	56,915	674,993	81,046
Net income attributable to the noncontrolling interest	-	-	-	(606)	(1,623)
Net income attributable to Alexander’s	$76,907	$67,925	$56,915	$674,387	$79,423

Income per common share:
Income from continuing operations – basic	$15.04	$13.19	$10.70	$9.80	$10.74
Income from continuing operations – diluted	15.04	13.19	10.70	9.80	10.74
Net income per common share – basic	15.04	13.29	11.14	132.04	15.55
Net income per common share – diluted	15.04	13.29	11.14	132.04	15.55

Dividends per common share(3)	$14.00	$13.00	$11.00	$137.00	$12.00

Balance sheet data:
Total assets	$1,447,808	$1,418,392	$1,454,478	$1,476,288	$1,763,837
Real estate, at cost	1,029,472	993,927	919,576	911,792	906,907
Accumulated depreciation and amortization	225,533	210,025	185,375	160,826	136,460
Mortgages payable, net of deferred debt issuance	1,053,262	1,027,956	1,046,713	1,060,394	1,073,462
costs
Total equity	352,880	348,399	333,581	332,153	363,245

(1)	Includes the reversal of a portion of the liability for income taxes of $2,561 in 2011.
(2)	2012 includes a $599,628 net gain on sale of real estate.
(3)	2012 includes a special long-term capital gain dividend of $122.00 per share, to distribute the tax gain resulting from the sale of Kings Plaza.

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

We compete with a large number of property owners and developers.  Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

Year Ended December 31, 2015 Financial Results Summary

Net income for the year ended December 31, 2015 was $76,907,000, or $15.04 per diluted share, compared to $67,925,000, or $13.29 per diluted share for the year ended December 31, 2014.

Funds from operations (“FFO”) for the year ended December 31, 2015 was $107,648,000, or $21.06 per diluted share, compared to $96,980,000, or $18.98 per diluted share for the year ended December 31, 2014.

Quarter Ended December 31, 2015 Financial Results Summary

Net income for the quarter ended December 31, 2015 was $23,572,000, or $4.61 per diluted share, compared to $18,161,000, or $3.55 per diluted share for the quarter ended December 31, 2014.

FFO for the quarter ended December 31, 2015 was $31,730,000, or $6.21 per diluted share, compared to $25,508,000, or $4.99 per diluted share for the quarter ended December 31, 2014.

Overview – continued

Square Footage, Occupancy and Leasing Activity

As of December 31, 2015 our portfolio was comprised of seven properties aggregating 2,437,000 square feet.  As of December 31, 2015, our office and retail properties had an occupancy rate of 99.7% and the Alexander apartment tower had an occupancy rate of 25.6%.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for $94,468,000, $91,109,000 and $88,164,000, or approximately 45% of our total revenues in each of the years ended December 31, 2015, 2014 and 2013, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 for a term of five years, covering 192,000 square feet of office space at our 731 Lexington Avenue property. In January 2016, we entered into a lease amendment with Bloomberg which extends the lease term related to this space to be coterminous with the other 697,000 square feet of office space leased by Bloomberg through February 2029, with a ten-year extension option.  In connection with the lease amendment, Bloomberg provided a $200,000,000 letter of credit, which amount may be reduced in certain circumstances. We may draw on this letter of credit subject to certain terms of the lease amendment, including an event of default by Bloomberg.

 Financing

In August 2015, we completed a $350,000,000 refinancing of the retail portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 1.40% (1.67% as of December 31, 2015) and matures in August 2020, with two one-year extension options.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2015 and 2014, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $803,939,000 and $783,902,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($918,000 and $1,544,000 as of December 31, 2015 and 2014, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  If we fail to distribute the required amount of income to our stockholders, or fail to meet other REIT requirements, we may fail to qualify as a REIT, which may result in substantial adverse tax consequences.

Results of Operations – Year Ended December 31, 2015 compared to December 31, 2014

Property Rentals

Property rentals were $138,688,000 in the year ended December 31, 2015, compared to $136,628,000 in the prior year, an increase of $2,060,000.  This increase was primarily due to higher straight-line rental income of $979,000 at our 731 Lexington Avenue property resulting from the extensions of two of Bloomberg’s leases in October 2014 that were scheduled to expire in December 2015. In addition, there was higher straight-line rental income of $524,000 from a new tenant at our Rego Park II property and rental income of $364,000 from leasing activity at The Alexander apartment tower, of which 93% was placed in service during the second half of 2015.

Expense Reimbursements

Tenant expense reimbursements were $69,227,000 in the year ended December 31, 2015, compared to $64,186,000 in the prior year, an increase of $5,041,000. This increase was primarily due to higher reimbursable real estate taxes and higher reimbursable operating expenses.

Operating Expenses

Operating expenses were $76,218,000 in the year ended December 31, 2015, compared to $69,897,000 in the prior year, an increase of $6,321,000.  This increase was due to (i) higher real estate taxes of $4,438,000; (ii) higher reimbursable operating expenses of $1,904,000; and (iii) higher operating expenses of $1,565,000 related to The Alexander apartment tower; partially offset by (iv) lower bad debt expense of $1,019,000 and lower non-reimbursable expenses of $567,000.

Depreciation and Amortization

Depreciation and amortization was $31,086,000 in the year ended December 31, 2015, compared to $29,196,000 in the prior year, an increase of $1,890,000. This increase was primarily due to depreciation related to the portion of The Alexander apartment tower that was placed in service during the second half of 2015.

General and Administrative Expenses

General and administrative expenses were $5,406,000 in the year ended December 31, 2015, compared to $5,032,000 in the prior year, an increase of $374,000. This increase was primarily due to higher stock-based compensation expense as a result of deferred stock units granted to a newly appointed member of our Board of Directors during the second quarter of 2015, comprised of an initial award of $150,000 and a $56,000 annual award.

Interest and Other Income, net

Interest and other income, net was $5,949,000 in the year ended December 31, 2015, compared to $2,434,000 in the prior year, an increase of $3,515,000.  This increase was primarily due to (i) $2,141,000 of dividend income from our investment in common shares of Macerich and (ii) $2,100,000 of income in connection with a settlement agreement with a former bankrupt tenant at our Rego Park I property, partially offset by (iii) lease termination income of $800,000 in the prior year.

Interest and Debt Expense

Interest and debt expense was $24,239,000 in the year ended December 31, 2015, compared to $32,068,000 in the prior year, a decrease of $7,829,000.  This decrease was primarily due to (i) savings of $4,160,000 resulting from the refinancing of the retail portion of 731 Lexington Avenue on August 5, 2015 at LIBOR plus 1.40%, or 1.67% as of December 31, 2015 (the prior loan had a fixed rate of 4.93%); (ii) savings of $2,081,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on February 28, 2014 at LIBOR plus 0.95%, or 1.28% as of December 31, 2015 (the prior loan had a fixed rate of 5.33%); and (iii) higher capitalized interest costs of $883,000 during the current year related to the development of The Alexander apartment tower.

Income Taxes

Income tax expense was $8,000 in the year ended December 31, 2015, compared to an income tax benefit of $341,000 in the prior year. The income tax benefit in the prior year resulted from a reversal of tax liabilities after the expiration of the applicable statute of limitations.

Income from Discontinued Operations

Income from discontinued operations was $529,000 in the year ended December 31, 2014, representing the reversal of previously accrued liabilities related to Kings Plaza, which was sold in November 2012.

Results of Operations – Year Ended December 31, 2014 compared to December 31, 2013

Property Rentals

Property rentals were $136,628,000 in the year ended December 31, 2014, compared to $135,908,000 in the prior, an increase of $720,000.  This increase was primarily due to higher parking revenues.

Expense Reimbursements

Tenant expense reimbursements were $64,186,000 in the year ended December 31, 2014, compared to $60,551,000 in the year ended December 31, 2013, an increase of $3,635,000. This increase was primarily due to higher real estate taxes.

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

Income Tax Benefit

Income tax benefit was $341,000 in the year ended December 31, 2014, compared to $160,000 in the prior year, an increase of $181,000.  This increase resulted from a larger reversal of tax liabilities in 2014 as compared to 2013. These liabilities were reversed as a result of the expiration of the applicable statute of limitations.

Income from Discontinued Operations

Income from discontinued operations was $529,000 in the year ended December 31, 2014, compared to $2,252,000 in the year ended December 31, 2013, a decrease of $1,723,000. Income for 2014 and 2013 primarily represents the reversal of previously accrued liabilities related to Kings Plaza which was sold in November 2012.

Related Party Transactions

Vornado

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2015, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.2% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornando.

As of December 31, 2015, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 3 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.

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

Dividends

On January 20, 2016, we increased our regular quarterly dividend to $4.00 per share (a new indicated annual rate of $16.00 per share).  The new dividend, if continued for all of 2016, would require us to pay out approximately $82,000,000.

The Alexander Apartment Tower

The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.  The estimated cost of this project is approximately $125,000,000, of which $118,540,000 (including a development fee payable to Vornado) has been incurred as of December 31, 2015.  We expect to incur the remaining costs during the first quarter of 2016.  In December 2015, we received an updated TCO covering approximately 93% of the apartment tower where construction has been substantially completed, and accordingly 93% has been placed in service.  We expect to receive the TCO for the remaining 7% in 2016.  During the year ended December 31, 2015, we leased 84 of the 312 units. We expect to reach stabilized occupancy in 2017.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of December 31, 2015.  We intend to refinance our maturing debt as it comes due.

		Interest
(Amounts in thousands)	Balance	Rate	Maturity(1)
Rego Park I shopping center (100% cash collateralized)(2)	$78,246	0.40%	Mar. 2016
Paramus	68,000	2.90%	Oct. 2018
Rego Park II shopping center(3)	263,341	2.27%	Nov. 2018
731 Lexington Avenue, office space(4)	300,000	1.28%	Mar. 2021
731 Lexington Avenue, retail space(5)	350,000	1.67%	Aug. 2022
Total	1,059,587
Deferred debt issuance costs, net of accumulated amortization of $4,267	(6,325)
Total, net	$1,053,262
_________________________________________
(1) Represents the extended maturity where we have the unilateral right to extend.
(2) Extended for one year from March 10, 2015.
(3) This loan bears interest at LIBOR plus 1.85%.
(4) This loan bears interest at LIBOR plus 0.95%.
(5) This loan bears interest at LIBOR plus 1.40%.

Below is a summary of our contractual obligations and commitments as of December 31, 2015.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations (principal and interest(1)):
Long-term debt obligations	$1,141,723	$99,639	$362,339	$19,666	$660,079
Operating lease obligations	8,758	700	1,592	1,600	4,866
Purchase obligations (primarily construction
commitments)	45	45	-	-	-
	$1,150,526	$100,384	$363,931	$21,266	$664,945

Commitments:
Standby letters of credit	$2,074	$2,074	$-	$-	$-

(1)	Interest on variable rate debt is computed using rates in effect as of December 31, 2015.

Liquidity and Capital Resources – continued

Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible ($348,000 effective January 1, 2016) and 15% of the balance (16% effective January 1, 2016) of a covered loss, and the Federal government is responsible for the remaining 85% (84% effective January 1, 2016) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of December 31, 2015.

Other

In October 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $20,300,000 of transfer taxes (including interest and penalties) in connection with the sale of Kings Plaza in November 2012. We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment. We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Liquidity and Capital Resources – continued

Other – Continued

In October 2015, we entered into a settlement agreement with a former bankrupt tenant at our Rego Park I property. During the fourth quarter of 2015, we received approximately $2,100,000 from the bankruptcy estate, which is included as “interest and other income, net” in our consolidated statement of income for the year ended December 31, 2015.

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

Cash Flows

Cash and cash equivalents were $259,349,000 at December 31, 2015, compared to $227,815,000 at December 31, 2014, an increase of $31,534,000. This increase resulted from (i) $106,201,000 of net cash provided by operating activities partially offset by (ii) $48,839,000 of net cash used in financing activities and (iii) $25,828,000 of net cash used in investing activities.

Year Ended December 31, 2015

Net cash provided by operating activities of $106,201,000 was comprised of net income of $76,907,000 and $32,853,000 of adjustments for non-cash items, partially offset by $3,559,000 for the net change in operating assets and liabilities.  The adjustments for non-cash items were primarily comprised of depreciation and amortization of $33,671,000, partially offset by straight-lining of rental income of $1,418,000.

Net cash used in investing activities of $25,828,000 was primarily comprised of construction in progress and real estate additions of $50,121,000 (primarily related to The Alexander apartment tower) partially offset by proceeds of $24,998,000 from short-term investments that matured during the second quarter of 2015.

Net cash used in financing activities of $48,839,000 was primarily comprised of (i) debt repayments of $323,193,000 (primarily repayment of the prior loan on the retail portion of 731 Lexington Avenue) and (ii) dividends paid of $71,571,000, partially offset by (iii) $350,000,000 of proceeds from the refinancing of the retail portion of 731 Lexington Avenue in August 2015.

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

Net cash used in investing activities of $81,520,000 was primarily comprised of $61,964,000 of construction in progress and real estate additions, primarily related to the development of The Alexander apartment tower, and purchases of short-term investments of $24,998,000.

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

Funds from Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  A reconciliation of our net income to FFO is provided below.

FFO for the year ended December 31, 2015 was $107,648,000, or $21.06 per diluted share, compared to $96,980,000, or $18.98 per diluted share for the prior year.

FFO for the quarter ended December 31, 2015 was $31,730,000, or $6.21 per diluted share, compared to $25,508,000, or $4.99 per diluted share for the prior year’s quarter.

The following table reconciles our net income to FFO:

	For the Year Ended		For the Quarter Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2015	2014	2015	2014
Net income	$76,907	$67,925	$23,572	$18,161
Depreciation and amortization of real property	30,741	29,055	8,158	7,347
FFO	$107,648	$96,980	$31,730	$25,508

FFO per diluted share	$21.06	$18.98	$6.21	$4.99

Weighted average shares used in computing FFO per diluted share	5,112,352	5,110,628	5,113,077	5,111,201

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2015			2014
		Weighted	Effect of 1%		Weighted
	December 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$913,341	1.71%	$9,133	$566,534	1.54%
Fixed rate	146,246	1.56%	-	466,246	3.87%
	$1,059,587	1.69%	$9,133	$1,032,780	2.59%

Total effect on diluted earnings per share			$1.79

As of December 31, 2015 and 2014, we had an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of December 31, 2015 and 2014, the estimated fair value of our consolidated debt was $1,054,000,000 and $1,025,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Index to Consolidated Financial Statements	Number

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets as of December 31, 2015 and 2014	36

Consolidated Statements of Income for the
Years Ended December 31, 2015, 2014 and 2013	37

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2015, 2014 and 2013	38

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2015, 2014 and 2013	39

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2015, 2014 and 2013	40

Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander’s, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 16, 2016

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2015	2014
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	975,015	873,667
Development and construction in progress	9,486	75,289
Total	1,029,472	993,927
Accumulated depreciation and amortization	(225,533)	(210,025)
Real estate, net	803,939	783,902
Cash and cash equivalents	259,349	227,815
Short-term investments	-	24,998
Restricted cash	85,307	84,602
Marketable securities	43,191	44,646
Tenant and other receivables, net of allowance for doubtful accounts of $918 and $1,544, respectively	4,014	2,213
Receivable arising from the straight-lining of rents	181,357	179,939
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$33,482 and $33,974, respectively	45,840	46,561
Other assets	24,811	23,716
	$1,447,808	$1,418,392

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,053,262	$1,027,956
Amounts due to Vornado	8,551	3,922
Accounts payable and accrued expenses	30,158	35,127
Other liabilities	2,957	2,988
Total liabilities	1,094,928	1,069,993

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	30,739	30,139
Retained earnings	304,340	299,004
Accumulated other comprehensive income	13,002	14,457
	353,254	348,773
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	352,880	348,399
	$1,447,808	$1,418,392

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Property rentals	$138,688	$136,628	$135,908
Expense reimbursements	69,227	64,186	60,551
Total revenues	207,915	200,814	196,459

EXPENSES
Operating, including fees to Vornado of $4,476, $4,516, and $4,196, respectively	76,218	69,897	64,930
Depreciation and amortization	31,086	29,196	28,987
General and administrative, including management fees to Vornado of $2,380
in each year	5,406	5,032	5,026
Total expenses	112,710	104,125	98,943

OPERATING INCOME	95,205	96,689	97,516

Interest and other income, net	5,949	2,434	1,527
Interest and debt expense	(24,239)	(32,068)	(44,540)
Income before income taxes	76,915	67,055	54,503
Income tax (expense) benefit	(8)	341	160
Income from continuing operations	76,907	67,396	54,663
Income from discontinued operations	-	529	2,252
Net income	$76,907	$67,925	$56,915

Income per common share - basic and diluted:
Income from continuing operations	$15.04	$13.19	$10.70
Income from discontinued operations	-	0.10	0.44
Net income per common share	$15.04	$13.29	$11.14
Weighted average shares outstanding	5,112,352	5,110,628	5,109,055

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$76,907	$67,925	$56,915
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	(1,455)	13,124	316
Change in value of interest rate cap	-	(189)	-
Comprehensive income	$75,452	$80,860	$57,231

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2012	5,173	$5,173	$29,352	$296,797	$1,206	$(375)	$332,153
Net income	-	-	-	56,915	-	-	56,915
Dividends paid	-	-	-	(56,197)	-	-	(56,197)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	316	-	316
Deferred stock unit grant	-	-	394	-	-	-	394
Other	-	-	(1)	-	-	1	-
Balance, December 31, 2013	5,173	5,173	29,745	297,515	1,522	(374)	333,581
Net income	-	-	-	67,925	-	-	67,925
Dividends paid	-	-	-	(66,436)	-	-	(66,436)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	13,124	-	13,124
Change in value of interest rate cap	-	-	-	-	(189)	-	(189)
Deferred stock unit grant	-	-	394	-	-	-	394
Balance, December 31, 2014	5,173	5,173	30,139	299,004	14,457	(374)	348,399
Net income	-	-	-	76,907	-	-	76,907
Dividends paid	-	-	-	(71,571)	-	-	(71,571)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	(1,455)	-	(1,455)
Deferred stock unit grant	-	-	600	-	-	-	600
Balance, December 31, 2015	5,173	$5,173	$30,739	$304,340	$13,002	$(374)	$352,880

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,907	$67,925	$56,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	33,671	31,919	31,395
Straight-lining of rental income	(1,418)	(2,538)	(3,707)
Stock-based compensation expense	600	394	394
Reversal of income tax liability	-	(420)	(206)
Change in operating assets and liabilities:
Tenant and other receivables, net	(1,801)	712	(972)
Other assets	(4,777)	(4,334)	(472)
Amounts due to Vornado	2,228	(42,779)	(3,138)
Accounts payable and accrued expenses	822	(1,373)	(6,284)
Other liabilities	(31)	(19)	(42)
Net cash provided by operating activities	106,201	49,487	73,883

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(50,121)	(61,964)	(7,671)
Proceeds from maturing (purchases of) short-term investments	24,998	(24,998)	-
Restricted cash	(705)	5,442	351
Net cash used in investing activities	(25,828)	(81,520)	(7,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(323,193)	(317,179)	(15,957)
Proceeds from borrowing	350,000	300,000	-
Dividends paid	(71,571)	(66,436)	(56,197)
Debt issuance costs	(4,075)	(4,255)	(87)
Net cash used in financing activities	(48,839)	(87,870)	(72,241)

Net increase (decrease) in cash and cash equivalents	31,534	(119,903)	(5,678)
Cash and cash equivalents at beginning of year	227,815	347,718	353,396
Cash and cash equivalents at end of year	$259,349	$227,815	$347,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $1,486 and $603
in 2015 and 2014, respectively	$22,354	$30,656	$42,121

NON-CASH TRANSACTIONS
Liability for real estate additions, including $5,795 and $3,394 due to Vornado
in 2015 and 2014, respectively	$10,139	$13,529	$1,084
Write-off of fully amortized and/or depreciated assets	20,786	10,626	-

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

•         731 Lexington Avenue, a 1,311,000 square foot multi-use building, comprising the entire square block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 889,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants;

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

•         The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet. In December 2015, we received an updated temporary certificate of occupancy (“TCO”) covering approximately 93% of the apartment tower where construction has been substantially completed, and accordingly 93% has been placed in service.  We expect to receive the TCO for the remaining 7% in 2016. During the year ended December 31, 2015, we leased 84 of the 312 units. We expect to reach stabilized occupancy in 2017;

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets.  ASU 2015-03 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015.  We elected to early adopt ASU 2015-03 effective as of December 31, 2015 with retrospective application to our December 31, 2014 consolidating balance sheet.  The effect of the adoption of ASU 2015-03 was to reclassify deferred debt issuance costs, net of accumulated amortization, of approximately $4,824,000 as of December 31, 2014 from “deferred debt issuance costs” to a contra account as a deduction from the related mortgages payable.  There was no effect on our consolidated statements of income.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2015 and 2014, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $803,939,000 and $783,902,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a TCO. General and administrative costs are expensed as incurred.

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

Allowance for Doubtful Accounts – We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($918,000 and $1,544,000 as of December 31, 2015 and 2014, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2015 were characterized, for federal income taxes, as 97.3% ordinary income and 2.7% long-term capital gain income.  Dividends distributed for the years ended December 31, 2014 and 2013 were categorized, for federal income tax purposes, as ordinary income.

The following table reconciles our net income to estimated taxable income for the years ended December 31, 2015, 2014 and 2013.

(Unaudited and in thousands)	Year Ended December 31,
	2015	2014	2013
Net income	$76,907	$67,925	$56,915
Straight-line rent adjustments	(1,418)	(2,538)	(3,707)
Depreciation and amortization timing differences	2,477	2,283	2,134
Reversal of liability for income taxes	-	(420)	(206)
Other	751	765	(2,186)
Estimated taxable income	$78,717	$68,015	$52,950

As of December 31, 2015, the net basis of our assets and liabilities for tax purposes are approximately $200,876,000 lower than the amount reported for financial statement purposes.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS

As of December 31, 2015, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2015, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.2% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornado.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $289,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.  The payment of development fees for The Alexander apartment tower is due on substantial completion of the construction, as defined.

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

Other Agreements

We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS – continued

The following is a summary of fees to Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Company management fees	$2,800	$2,800	$2,800
Development fees	2,435	3,394	-
Leasing fees	2,950	1,430	1,126
Property management fees and payments for cleaning, engineering
and security services	3,614	3,658	3,415
	$11,799	$11,282	$7,341

As of December 31, 2015, the amounts due to Vornado were $5,795,000 for development fees; $283,000 for management, property management, cleaning and security fees; and $2,473,000 for leasing fees. As of December 31, 2014, the amounts due to Vornado were $3,394,000 for development fees and $528,000 for management, property management and cleaning fees.

4.     DISCONTINUED OPERATIONS

On November 28, 2012, we completed the sale of Kings Plaza Regional Shopping Center (“Kings Plaza”) located in Brooklyn, New York, to Macerich, for $751,000,000. Net proceeds from the sale, after repaying an existing loan and closing costs, were $479,000,000, of which $30,000,000 was in Macerich common shares. In connection with the sale, we deferred $2,348,000 of the net gain based upon our ownership of the Macerich common shares. The deferred gain will be recognized upon the disposition of the Macerich common shares.

In accordance with the provisions of ASC 360, Property, Plant and Equipment, we have classified the revenues and expenses of Kings Plaza as “income from discontinued operations” for all of the periods presented on our consolidated statements of income. As a result, our consolidated statements of income reflect $529,000 and $2,252,000 as “income from discontinued operations” for the years ended December 31, 2014 and 2013, respectively, representing interest and other income, net.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     MARKETABLE SECURITIES

As of December 31, 2015 and 2014, we owned 535,265 Macerich common shares, which were received in connection with the sale of Kings Plaza to Macerich.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of December 31, 2015 and 2014, the fair value of these shares were $43,191,000 and $44,646,000, respectively, based on Macerich’s closing share price of $80.69 per share and $83.41 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”  Other comprehensive income includes unrealized losses of $1,455,000 and unrealized gains of $13,124,000 for the years ended December 31, 2015 and 2014, respectively.

In October 2015, we recognized $2,141,000 of dividend income as a result of special common dividends declared by Macerich, which is included as a component of “interest and other income, net,” in our consolidated statement of income for the year ended December 31, 2015.

6.    MORTGAGES PAYABLE

In February 2014, we completed a $300,000,000 refinancing of the office portion of 731 Lexington Avenue.  The interest-only loan is at LIBOR plus 0.95% and matures in March 2017, with four one-year extension options. In connection therewith, we purchased an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

In August 2015, we completed a $350,000,000 refinancing of the retail portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 1.40% and matures in August 2020, with two one-year extension options.

The following is a summary of our outstanding mortgages payable. We intend to refinance our maturing debt as it comes due.

			Interest Rate at	Balance at December 31,
(Amounts in thousands)		Maturity(1)	December 31, 2015	2015		2014
First mortgages secured by:
	Rego Park I shopping center (100% cash	Mar. 2016	0.40%	$78,246		$78,246
	collateralized)(2)
	Paramus	Oct. 2018	2.90%	68,000		68,000
	Rego Park II shopping center(3)	Nov. 2018	2.27%	263,341		266,534
	731 Lexington Avenue, office space(4)	Mar. 2021	1.28%	300,000		300,000
	731 Lexington Avenue, retail space	Aug. 2022	1.67%	350,000	(5)	320,000
	Total			1,059,587		1,032,780
	Deferred debt issuance costs, net of accumulated
	amortization of $4,267 and $11,295, respectively			(6,325)		(4,824)
				$1,053,262		$1,027,956
___________________
(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	Extended for one year from March 10, 2015.
(3)	This loan bears interest at LIBOR plus 1.85%.
(4)	This loan bears interest at LIBOR plus 0.95%.
(5)	This loan bears interest at LIBOR plus 1.40%.

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $684,054,000 at December 31, 2015.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2015, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2016	$81,686
2017	3,707
2018	324,194
2019	-
2020	-
Thereafter	650,000

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of December 31, 2015 and 2014 consist of marketable securities, short-term investments (treasury bills classified as available-for-sale) and an interest rate cap, which are presented in the table below, based on their level in the fair value hierarchy.  There were no financial liabilities measured at fair value as of December 31, 2015 and 2014.

	As of December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$43,191	$43,191	$-	$-
Total assets	$43,191	$43,191	$-	$-

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$44,646	$44,646	$-	$-
Short-term investments	24,998	24,998	-	-
Interest rate cap (included in other assets)	11	-	11	-
Total assets	$69,655	$69,644	$11	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2015 and 2014.

	As of December 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$226,476	$226,476	$111,590	$111,590

Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,059,587	$1,054,000	$1,032,780	$1,025,000

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

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2016	$139,327
2017	137,695
2018	137,799
2019	136,879
2020	133,507
Thereafter	950,523

These future minimum amounts do not include additional rents based on a percentage of retail tenants’ sales.  For the years ended December 31, 2015, 2014, and 2013, these rents were $94,000, $108,000, and $416,000, respectively.

Bloomberg accounted for $94,468,000, $91,109,000 and $88,164,000, or approximately 45% of our total revenues in each of the years ended December 31, 2015, 2014 and 2013, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 for a term of five years covering 192,000 square feet of office space at our 731 Lexington Avenue property. In January 2016, we entered into a lease amendment with Bloomberg which extends the lease term related to this space to be coterminous with the other 697,000 square feet of office space leased by Bloomberg through February 2029, with a ten-year extension option.  In connection with the lease amendment, Bloomberg provided a $200,000,000 letter of credit, which amount may be reduced in certain circumstances. We may draw on this letter of credit subject to certain terms of the lease amendment, including an event of default by Bloomberg.  Upon execution of the lease amendment in January 2016, an $8,916,000 leasing commission was due of which $7,200,000 was to a third party broker and $1,716,000 was to Vornado.

As Lessee

We are a tenant under a long-term ground lease at our Flushing property, which expires in 2027 and has one 10-year extension option.  Future lease payments under this operating lease, excluding the extension option, are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2016	$700
2017	792
2018	800
2019	800
2020	800
Thereafter	4,866

Rent expense was $746,000 in each of the years ended December 31, 2015, 2014 and 2013.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    STOCK-BASED COMPENSATION

Our Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors.  As of December 31, 2015, there were 6,881 DSUs outstanding and 887,859 shares were available for future grant.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.

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

10.  COMMITMENTS AND CONTINGENCIES

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $275,000 deductible ($348,000 effective January 1, 2016) and 15% of the balance (16% effective January 1, 2016) of a covered loss, and the Federal government is responsible for the remaining 85% (84% effective January 1, 2016) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were issued and outstanding as of December 31, 2015.

Other

In October 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $20,300,000 of transfer taxes (including interest and penalties) in connection with the sale of Kings Plaza in November 2012. We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment. We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In October 2015, we entered into a settlement agreement with a former bankrupt tenant at our Rego Park I property. During the fourth quarter of 2015, we received approximately $2,100,000 from the bankruptcy estate, which is included as “interest and other income, net” in our consolidated statement of income for the year ended December 31, 2015.

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

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2015, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2015, 2014 and 2013 our subsidiaries contributed $144,000, $144,000 and $138,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2015, 2014 and 2013.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2015, 2014 and 2013 our subsidiaries contributed $554,000, $533,000 and $499,000, respectively, towards these plans.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2015, 2014 and 2013.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2015	2014	2013
Income from continuing operations	$76,907	$67,396	$54,663
Income from discontinued operations	-	529	2,252
Net income – basic and diluted	$76,907	$67,925	$56,915

Weighted average shares outstanding – basic and diluted	5,112,352	5,110,628	5,109,055

Income from continuing operations	$15.04	$13.19	$10.70
Income from discontinued operations	-	0.10	0.44
Net income per common share – basic and diluted	$15.04	$13.29	$11.14

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

				Net Income Per
				Common Share(1)
	(Amounts in thousands, except per share amounts)	Revenues	Net Income	Basic	Diluted
	2015
	December 31	$52,819	$23,572	$4.61	$4.61
	September 30	52,414	18,172	3.55	3.55
	June 30	50,646	17,341	3.39	3.39
	March 31	52,036	17,822	3.49	3.49

	2014
	December 31	$51,286	$18,161	$3.55	$3.55
	September 30	50,077	17,692	3.46	3.46
	June 30	49,983	16,828	3.29	3.29
	March 31	49,468	15,244	2.98	2.98
_______________________
(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 55 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 16, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 16, 2016

ITEM 9b.  other information

None.

PART III

ITEM 10.   directors, executive officers and corporate governance

Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2015.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)

Steven Roth	74

Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009;  a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Joseph Macnow	70

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, regarding our equity compensation.

Number of securities
	(a)		remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	6,881	$-	887,859
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,881	$-	887,859

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

Pages in this
Annual Report
on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended
December 31, 2015, 2014 and 2013	60

Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2015, 2014 and 2013	61

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

ALEXANDER’S, INC.
(Registrant)

Date: February 16, 2016	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 16, 2016
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Joseph Macnow	Executive Vice President and	February 16, 2016
	(Joseph Macnow)	Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 16, 2016
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 16, 2016
(David Mandelbaum)

By:	/s/Arthur Sonnenblick	Director	February 16, 2016
(Arthur Sonnenblick)

By:	/s/Neil Underberg	Director	February 16, 2016
(Neil Underberg)

By:	/s/Richard R. West	Director	February 16, 2016
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 16, 2016
(Russell B. Wight Jr)

By:	/s/Wendy Silverstein	Director	February 16, 2016
(Wendy Silverstein)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions:	Deductions:
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written Off	of Year

Allowance for doubtful accounts:
Year Ended December 31, 2015	$1,544	$(314)	$(312)	$918

Year Ended December 31, 2014	$1,993	$705	$(1,154)	$1,544

Year Ended December 31, 2013	$2,219	$348	$(574)	$1,993

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015
(Amounts in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
						Gross Amount at Which
						Carried at Close of Period							Depreciation
			Initial Cost to Company(2)		Costs			Development		Accumulated			in Latest
				Buildings	Capitalized		Buildings	and		Depreciation			Income
				and Leasehold	Subsequent		and Leasehold	Construction		and	Date of	Date	Statement
Description		Encumbrances(1)	Land	Improvements	to Acquisition	Land	Improvements	In Progress	Total(3)	Amortization	Construction	Acquired(2)	is Computed
New York, NY
	Rego Park I	$78,246	$1,647	$8,953	$51,942	$1,647	$60,512	$383	$62,542	$29,377	1959	1992	3-39 years
	Rego Park II	263,341	3,127	1,467	385,499	3,127	386,582	384	390,093	63,373	2009	1992	3-40 years
	The Alexander apartment tower	-	-	-	117,788	-	111,027	6,761	117,788	1,856	N/A	1992	3-39 years
	Rego Park III	-	779	-	2,462	779	504	1,958	3,241	158	N/A	1992	5-15 years
	Flushing	-	-	1,660	(107)	-	1,553	-	1,553	850	1975(4)	1992	N/A
	Lexington Avenue	650,000	14,432	12,355	415,547	27,497	414,837	-	442,334	129,919	2003	1992	9-39 years
Paramus, NJ		68,000	1,441	-	10,313	11,754	-	-	11,754	-	N/A	1992	N/A

Other Properties		-	167	1,804	(1,804)	167	-	-	167	-	N/A	1992	N/A
TOTAL		$1,059,587	$21,593	$26,239	$981,640	$44,971	$975,015	$9,486	$1,029,472	$225,533

	__________________________
(1)	Excludes deferred debt issuance costs, net of $6,325.
(2)	Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(3)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $200,876,000 lower than the amount reported for financial statement purposes.
(4)	Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

	December 31,
	2015	2014	2013
REAL ESTATE:
Balance at beginning of period	$993,927	$919,576	$911,792
Changes during the period:
Land	-	-	-
Buildings and leasehold improvements	112,538	4,043	5,072
Development and construction in progress	(65,803)	70,365	2,712
	1,040,662	993,984	919,576
Less: Fully depreciated assets	(11,190)	(57)	-
Balance at end of period	$1,029,472	$993,927	$919,576

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$210,025	$185,375	$160,826
Additions charged to operating expenses	26,698	24,707	24,549
	236,723	210,082	185,375
Less: Fully depreciated assets	(11,190)	(57)	-
Balance at end of period	$225,533	$210,025	$185,375

EXHIBIT INDEX
Exhibit
No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 3(ii) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

10.1		-

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
__________________ * Incorporated by reference. ** Management contract or compensatory agreement.

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

Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander's, Inc. and Vornado Realty, L.P.  Incorporated herein by reference from exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015

*
10.57	-

Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P. Incorporated herein by reference from exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015

*

__________________
	*	Incorporated by reference.

10.58	-

First Amendment to Rego II Real Estate Sub-Rentention Agreement, dated December 22, 2014 by and between Alexander's, Inc. and Vornado Realty L.P.  Incorporated herein by reference from exhibit 10.58 to the registrant's Annual Report on Form 10-K for the year December 31, 2014, filed on February 17, 2015

*

10.59	-

First Amendment to Real-Estate Sub-Retention  Agreement, dated December 22, 2014 by and between Alexander's Management LLC and Vornado Realty, L.P.  Incorporated herein by reference from exhibit 10.59 to the registrant's Annual Report on Form 10-K for the year December 31, 2014, filed on February 17, 2015

*

10.60	-

Third Omnibus Loan Modification and Extension Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2015

*
10.61	-

Third Mortgage Modification Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Mortgator and U. S. Bank National Association, as Mortgagee.  Incorporated herein by reference from exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2015

*
10.62	-

Loan Agreement, dated as of August 5, 2015, by and between 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders.  Incorporated herein by reference from exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2015

*
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