Form 10-Q
period 2016-03-31
ALEXANDERS INC
filed 2016-05-02
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-06064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2016, there were 5,106,196 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	March 31, 2016 and December 31, 2015	3

	Consolidated Statements of Income (Unaudited) for the
	Three Months Ended March 31, 2016 and 2015	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three Months Ended March 31, 2016 and 2015	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Three Months Ended March 31, 2016 and 2015	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Three Months Ended March 31, 2016 and 2015	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2016	2015
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	981,617	975,015
Development and construction in progress	3,597	9,486
Total	1,030,185	1,029,472
Accumulated depreciation and amortization	(232,622)	(225,533)
Real estate, net	797,563	803,939
Cash and cash equivalents	276,234	259,349
Restricted cash	83,641	85,307
Marketable securities	42,414	43,191
Tenant and other receivables, net of allowance for doubtful accounts of $1,002 and $918, respectively	3,309	4,014
Receivable arising from the straight-lining of rents	181,401	181,357
Deferred leasing costs, net, including unamortized leasing fees to Vornado
of $38,942 and $33,482, respectively	51,067	45,840
Other assets	12,808	24,811
	$1,448,437	$1,447,808

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,053,051	$1,053,262
Amounts due to Vornado	474	8,551
Accounts payable and accrued expenses	38,276	30,158
Other liabilities	2,950	2,957
Total liabilities	1,094,751	1,094,928

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	30,739	30,739
Retained earnings	305,907	304,340
Accumulated other comprehensive income	12,241	13,002
	354,060	353,254
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	353,686	352,880
	$1,448,437	$1,447,808

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015
REVENUES
Property rentals	$36,653	$34,501
Expense reimbursements	18,905	17,535
Total revenues	55,558	52,036

EXPENSES
Operating, including fees to Vornado of $1,255 and $1,146, respectively	19,654	19,046
Depreciation and amortization	8,333	7,350
General and administrative, including management fees to Vornado
of $595 in each period	1,235	1,270
Total expenses	29,222	27,666

OPERATING INCOME	26,336	24,370

Interest and other income, net	1,091	400
Interest and debt expense	(5,406)	(6,945)
Income before income taxes	22,021	17,825
Income tax expense	(2)	(3)
Net income	$22,019	$17,822

Net income per common share – basic and diluted	$4.31	$3.49

Weighted average shares outstanding – basic and diluted	5,113,077	5,111,201

Dividends per common share	$4.00	$3.50

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$22,019	$17,822
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	(777)	493
Change in value of interest rate cap	16	(6)
Comprehensive income	$21,258	$18,309

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2014	5,173	$5,173	$30,139	$299,004	$14,457	$(374)	$348,399
Net income	-	-	-	17,822	-	-	17,822
Dividends paid	-	-	-	(17,890)	-	-	(17,890)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	493	-	493
Change in value of interest rate cap	-	-	-	-	(6)	-	(6)
Balance, March 31, 2015	5,173	$5,173	$30,139	$298,936	$14,944	$(374)	$348,818

Balance, December 31, 2015	5,173	$5,173	$30,739	$304,340	$13,002	$(374)	$352,880
Net income	-	-	-	22,019	-	-	22,019
Dividends paid	-	-	-	(20,452)	-	-	(20,452)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	(777)	-	(777)
Change in value of interest rate cap	-	-	-	-	16	-	16
Balance, March 31, 2016	5,173	$5,173	$30,739	$305,907	$12,241	$(374)	$353,686

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net income	$22,019	$17,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	8,974	8,044
Straight-lining of rental income	(44)	(551)
Changes in operating assets and liabilities:
Tenant and other receivables, net	705	(1,212)
Other assets	5,548	11,165
Amounts due to Vornado	(2,318)	(29)
Accounts payable and accrued expenses	10,499	9,861
Other liabilities	(7)	(7)
Net cash provided by operating activities	45,376	45,093

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(8,853)	(14,908)
Change in restricted cash	1,666	(13)
Net cash used in investing activities	(7,187)	(14,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(836)	(776)
Dividends paid	(20,452)	(17,890)
Debt issuance costs	(16)	(9)
Net cash used in financing activities	(21,304)	(18,675)

Net increase in cash and cash equivalents	16,885	11,497
Cash and cash equivalents at beginning of period	259,349	227,815
Cash and cash equivalents at end of period	$276,234	$239,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $459 in 2015	$4,676	$6,220

NON-CASH TRANSACTIONS
Liability for real estate additions, including $36 and $4,159 for development fees due to Vornado
in 2016 and 2015, respectively	$1,931	$13,717
Write-off of fully amortized and/or depreciated assets	12	83

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

2.             Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             The Alexander Apartment Tower

The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet. The building is in lease up and we expect to reach stabilized occupancy in 2017.

4.             Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Recently Issued Accounting Literature - continued

In February 2016, the FASB issued (“ASU 2016-02”) Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation—Stock Compensation.  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

5.             Related Party Transactions

Vornado

As of March 31, 2016, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $289,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.  Accordingly, in March 2016 we paid Vornado a development fee of $5,784,000 related to The Alexander apartment tower.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Related Party Transactions - continued

		Three Months Ended
		March 31,
(Amounts in thousands)		2016	2015
Company management fees		$700	$700
Development fees		44	764
Leasing fees		6,458	382
Property management fees and payments for cleaning, engineering
	and security services	1,115	930
		$8,317	$2,776

As of March 31, 2016, the amounts due to Vornado were $36,000 for development fees; $434,000 for management, property management, cleaning and security fees; and $4,000 for leasing fees. As of December 31, 2015, the amounts due to Vornado were $5,795,000 for development fees; $283,000 for management, property management and cleaning fees; and $2,473,000 for leasing fees.

Toys “R” Us (“Toys”)

As of March 31, 2016, our affiliate, Vornado owned 32.5% of Toys.  Toys leases approximately 47,000 square feet of retail space at our Rego Park II shopping center.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, and Vornado’s Executive Vice President - Finance and Chief Administrative Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors.  During the quarter ended March 31, 2016, we recognized $713,000 of revenue related to the space leased by Toys.

6.             Marketable Securities

As of March 31, 2016 and December 31, 2015, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC), which were received in connection with the sale of the Kings Plaza Regional Shopping Center (“Kings Plaza”) to Macerich in November 2012.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of March 31, 2016 and December 31, 2015, the fair value of these shares was $42,414,000 and $43,191,000, respectively, based on Macerich’s closing share price of $79.24 per share and $80.69 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $26,506,000 and $23,402,000, representing approximately 48% and 45% of our total revenues for the three-month periods ended March 31, 2016 and 2015, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 for a term of five years covering 192,000 square feet of office space at our 731 Lexington Avenue property.  In January 2016, we entered into a lease amendment with Bloomberg which extends the lease term related to this space to be coterminous with the other 697,000 square feet of office space leased by Bloomberg through February 2029, with a ten-year extension option.  In connection with the lease amendment, Bloomberg provided a $200,000,000 letter of credit, which amount may be reduced in certain circumstances.  We may draw on this letter of credit subject to certain terms of the lease amendment, including an event of default by Bloomberg.  Upon execution of the lease amendment in January 2016, we paid an $8,916,000 leasing commission of which $7,200,000 was to a third party broker and $1,716,000 was to Vornado.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Mortgages Payable

The following is a summary of our outstanding mortgages payable as of March 31, 2016 and December 31, 2015.

				Balance at
			Interest Rate at	March 31,	December 31,
(Amounts in thousands)		Maturity(1)	March 31, 2016	2016	2015
First mortgages secured by:
	Rego Park I shopping center (100% cash
	collateralized)(2)	Mar. 2018	0.35%	$78,246	$78,246
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(3)	Nov. 2018	2.29%	262,505	263,341
	731 Lexington Avenue, office space(4)	Mar. 2021	1.39%	300,000	300,000
	731 Lexington Avenue, retail space(5)	Aug. 2022	1.84%	350,000	350,000
	Total			1,058,751	1,059,587
	Deferred debt issuance costs, net of accumulated
amortization of $4,898 and $4,267 respectively				(5,700)	(6,325)
				$1,053,051	$1,053,262

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	Extended in March 2016 for two years.
(3)	Interest at LIBOR plus 1.85%.
(4)	Interest at LIBOR plus 0.95%.
(5)	Interest at LIBOR plus 1.40%.

9.             Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of March 31, 2016 and December 31, 2015, consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy and an interest rate cap, which fair value was zero as of March 31, 2016 and December 31, 2015. There were no financial liabilities measured at fair value as of March 31, 2016 and December 31, 2015.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9. Fair Value Measurements - continued

	As of March 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$42,414	$42,414	$-	$-
Total assets	$42,414	$42,414	$-	$-

	As of December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$43,191	$43,191	$-	$-
Total assets	$43,191	$43,191	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash equivalents is classified as Level 1 and the fair values of mortgages payable are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$222,929	$222,929	$226,476	$226,476

Liabilities:
Mortgages payable (excluding deferred debt issuance costs)	$1,058,751	$1,044,000	$1,059,587	$1,054,000

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.          Commitments and Contingencies – continued

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $348,000 deductible and 16% of the balance of a covered loss, and the Federal government is responsible for the remaining 84% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.

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

Rego Park I Litigation

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears.  We intend to defend the remaining claim vigorously.  The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of March 31, 2016.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.          Commitments and Contingencies – continued

Other

On October 15, 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $20,100,000 of transfer taxes (including interest and penalties) in connection with the sale of Kings Plaza in November 2012.  We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment.  We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

11.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2016	2015
Net income	$22,019	$17,822

Weighted average shares outstanding – basic and diluted	5,113,077	5,111,201

Net income per common share – basic and diluted	$4.31	$3.49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three month periods ended March 31, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 2, 2016

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2015.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2016 and 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.  There have been no significant changes to these policies during 2016.

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

Quarter Ended March 31, 2016 Financial Results Summary

Net income for the quarter ended March 31, 2016 was $22,019,000, or $4.31 per diluted share, compared to $17,822,000, or $3.49 per diluted share for the quarter ended March 31, 2015.  Funds from operations (“FFO”) for the quarter ended March 31, 2016 was $30,250,000, or $5.92 per diluted share, compared to $25,136,000, or $4.92 per diluted share for the quarter ended March 31, 2015.

Square Footage, Occupancy and Leasing Activity

As of March 31, 2016, our portfolio was comprised of seven properties aggregating 2,437,000 square feet. As of March 31, 2016, our office and retail properties had an occupancy rate of 99.7% and The Alexander apartment tower had an occupancy rate of 42.1%.

Financing

In March 2016, we completed a two-year extension of the 100% cash collateralized loan on Rego Park I.  The interest-only loan has a fixed rate of 0.35%.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $26,506,000 and $23,402,000, representing approximately 48% and 45% of our total revenues for the three-month periods ended March 31, 2016 and 2015, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In October 2014, Bloomberg exercised its option to extend leases that were scheduled to expire in December 2015 for a term of five years covering 192,000 square feet of office space at our 731 Lexington Avenue property.  In January 2016, we entered into a lease amendment with Bloomberg which extends the lease term related to this space to be coterminous with the other 697,000 square feet of office space leased by Bloomberg through February 2029, with a ten-year extension option.  In connection with the lease amendment, Bloomberg provided a $200,000,000 letter of credit, which amount may be reduced in certain circumstances.  We may draw on this letter of credit subject to certain terms of the lease amendment, including an event of default by Bloomberg.  Upon execution of the lease amendment in January 2016, we paid an $8,916,000 leasing commission of which $7,200,000 was to a third party broker and $1,716,000 was to Vornado.

Results of Operations – Three Months Ended March 31, 2016, compared to March 31, 2015

Property Rentals

Property rentals were $36,653,000 in the quarter ended March 31, 2016, compared to $34,501,000 in the prior year’s quarter, an increase of $2,152,000.  This increase is primarily due to (i) higher rental income of $1,072,000 from the lease amendment with Bloomberg at 731 Lexington Avenue in January 2016 and (ii) rental income of $784,000 from The Alexander apartment tower, which was placed in service in phases beginning July 2015.

Expense Reimbursements

Tenant expense reimbursements were $18,905,000 in the quarter ended March 31, 2016, compared to $17,535,000 in the prior year’s quarter, an increase of $1,370,000. This increase is primarily due to $1,711,000 of higher recoveries of real estate taxes and operating expenses from Bloomberg at 731 Lexington Avenue, as a result of the lease amendment in January 2016, which converted 192,000 square feet from a gross rent basis to a net rent basis, partially offset by lower operating expense reimbursements during the current quarter.

Operating Expenses

Operating expenses were $19,654,000 in the quarter ended March 31, 2016, compared to $19,046,000 in the prior year’s quarter, an increase of $608,000. This increase was primarily comprised of (i) higher reimbursable real estate taxes of $638,000 and (ii) higher operating expenses of $867,000 related to The Alexander apartment tower; partially offset by (iii) lower utility expenses of $479,000 and (iv) lower insurance expenses of $261,000.

Depreciation and Amortization

Depreciation and amortization was $8,333,000 in the quarter ended March 31, 2016, compared to $7,350,000 in the prior year’s quarter, an increase of $983,000. This increase was primarily due to depreciation related to The Alexander apartment tower which was not in service during the prior year’s quarter.

General and Administrative Expenses

General and administrative expenses were $1,235,000 in the quarter ended March 31, 2016, compared to $1,270,000 in the prior year’s quarter, a decrease of $35,000.

Interest and Other Income, net

Interest and other income, net was $1,091,000 in the quarter ended March 31, 2016, compared to $400,000 in the prior year’s quarter, an increase of $691,000. This increase was primarily due to income in connection with a settlement agreement with a former tenant that went bankrupt at our Rego Park I property and a cost reimbursement settlement with a retail tenant at our 731 Lexington Avenue property.

Interest and Debt Expense

Interest and debt expense was $5,406,000 in the quarter ended March 31, 2016, compared to $6,945,000 in the prior year’s quarter, a decrease of $1,539,000. This decrease was primarily due to (i) savings of $2,330,000 resulting from the refinancing of the retail portion of 731 Lexington Avenue on August 5, 2015 at LIBOR plus 1.40% (1.84% as of March 31, 2016); as compared to the 4.93% fixed rate on the previous loan, partially offset by (ii) lower capitalized interest of $459,000 (The Alexander apartment tower) and (iii) an increase in LIBOR.

Income Taxes

Income tax expense was $2,000 in the quarter ended March 31, 2016 compared to $3,000 in the prior year’s quarter.

Liquidity and Capital Resources

Cash Flows

Property rental income is our primary source of cash flow and is dependent on a number of factors, including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents.  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders.  Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.  We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures.

Three Months Ended March 31, 2016

Cash and cash equivalents were $276,234,000 as of March 31, 2016, compared to $259,349,000 as of December 31, 2015, an increase of $16,885,000.  This increase resulted from (i) $45,376,000 of net cash provided by operating activities partially offset by (ii) $21,304,000 of net cash used in financing activities and (iii) $7,187,000 of net cash used in investing activities.

 Net cash provided by operating activities of $45,376,000 was comprised of net income of $22,019,000, adjustments for non-cash items of $8,930,000 and the net change in operating assets and liabilities of $14,427,000.  The adjustments for non-cash items were comprised of depreciation and amortization (including amortization of debt issuance costs) of $8,974,000,  partially offset by straight-lining of rental income of $44,000.

Net cash used in investing activities of $7,187,000 was comprised of construction in progress and real estate additions of $8,853,000 primarily related to The Alexander apartment tower, including the payment of a development fee to Vornado of $5,784,000, partially offset by the change in restricted cash of $1,666,000 related to tenant deposits.

Net cash used in financing activities of $21,304,000 was primarily comprised of dividends paid of $20,452,000.

Liquidity and Capital Resources – continued

Three Months Ended March 31, 2015

Net cash provided by operating activities of $45,093,000 was comprised of net income of $17,822,000, adjustments for non-cash items of $7,493,000 and the net change in operating assets and liabilities of $19,778,000.  The adjustments for non-cash items were comprised of depreciation and amortization of $8,044,000, partially offset by straight-lining of rental income of $551,000.

Net cash used in investing activities of $14,921,000 was primarily comprised of construction in progress and real estate additions of $14,908,000 (primarily The Alexander apartment tower).

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $348,000 deductible and 16% of the balance of a covered loss, and the Federal government is responsible for the remaining 84% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Liquidity and Capital Resources – continued

Rego Park I Litigation

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears.  We intend to defend the remaining claim vigorously.  The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of March 31, 2016.

Other

     On October 15, 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us  assessing an additional $20,100,000 of transfer taxes (including interest and penalties) in connection with the sale of Kings Plaza in November 2012.  We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment.  We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

FFO for the Three Months Ended March 31, 2016 and 2015

FFO for the quarter ended March 31, 2016 was $30,250,000, or $5.92 per diluted share, compared to $25,136,000, or $4.92 per diluted share for the prior year’s quarter.

The following table reconciles our net income to FFO:

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2016	2015
Net income	$22,019	$17,822
Depreciation and amortization of real property	8,231	7,314
FFO	$30,250	$25,136

FFO per diluted share	$5.92	$4.92

Weighted average shares used in computing FFO per diluted share	5,113,077	5,111,201

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2016			2015
		Weighted	Effect of 1%		Weighted
	March 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate	$912,505	1.82%	$9,125	$913,341	1.71%
Fixed Rate	146,246	1.54%	-	146,246	1.56%
	$1,058,751		$9,125	$1,059,587

Total effect on diluted earnings per share			$1.78

As of March 31, 2016 we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of March 31, 2016 and December 31, 2015, the estimated fair value of our consolidated debt was $1,044,000,000 and $1,054,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

Item 1A.  Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ALEXANDER’S, INC.
(Registrant)

Date: May 2, 2016	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX
Exhibit
No.
10.1	-	Second Amendment of Lease, dated as of the 12th of January 2016 by and between 731 Office One LLC and Bloomberg L.P.	*
10.2	-	Fourth Omnibus Loan Modification and Extension Agreement, dated and made effective as of March 8, 2016, by and between Alexander’s Rego Shopping Center and U.S. Bank National Association
10.3	-	Fourth Mortgage Modification Agreement, dated and made effective as of March 8, 2016, by and between Alexander’s Rego Shopping Center and U.S. Bank National Association
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

*

Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2.  The omitted confidential material has been filed separately.  The location of the redacted confidential information is indicated in the exhibit as "[redacted]".