Form 10-Q
period 2016-06-30
ALEXANDERS INC
filed 2016-08-01
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-06064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2016, there were 5,106,196 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	June 30, 2016 and December 31, 2015	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Six Months Ended June 30, 2016 and 2015	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three and Six Months Ended June 30, 2016 and 2015	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Six Months Ended June 30, 2016 and 2015	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Six Months Ended June 30, 2016 and 2015	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

Exhibit Index		27

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2016	2015
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	982,230	975,015
Development and construction in progress	3,169	9,486
Total	1,030,370	1,029,472
Accumulated depreciation and amortization	(239,047)	(225,533)
Real estate, net	791,323	803,939
Cash and cash equivalents	235,753	259,349
Restricted cash	87,888	85,307
Marketable securities	45,706	43,191
Tenant and other receivables, net of allowance for doubtful accounts of $1,044 and $918, respectively	2,519	4,014
Receivable arising from the straight-lining of rents	180,447	181,357
Deferred leasing costs, net, including unamortized leasing fees to Vornado
of $38,658 and $33,482, respectively	50,538	45,840
Other assets	51,661	24,811
	$1,445,835	$1,447,808

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,052,840	$1,053,262
Amounts due to Vornado	1,223	8,551
Accounts payable and accrued expenses	30,061	30,158
Other liabilities	2,942	2,957
Total liabilities	1,087,066	1,094,928

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	31,189	30,739
Retained earnings	307,221	304,340
Accumulated other comprehensive income	15,560	13,002
	359,143	353,254
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	358,769	352,880
	$1,445,835	$1,447,808

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Property rentals	$38,878	$34,554	$75,531	$69,055
Expense reimbursements	18,127	16,092	37,032	33,627
Total revenues	57,005	50,646	112,563	102,682

EXPENSES
Operating, including fees to Vornado of $1,048, $1,071,
$2,309 and $2,217, respectively	19,334	17,549	38,988	36,595
Depreciation and amortization	9,367	7,341	17,700	14,691
General and administrative, including management fees
to Vornado of $595 and $1,190 in each three and six
month period, respectively	1,825	1,900	3,060	3,170
Total expenses	30,526	26,790	59,748	54,456

OPERATING INCOME	26,479	23,856	52,815	48,226

Interest and other income, net	775	410	1,866	810
Interest and debt expense	(5,455)	(6,924)	(10,861)	(13,869)
Income before income taxes	21,799	17,342	43,820	35,167
Income tax expense	(32)	(1)	(34)	(4)
Net income	$21,767	$17,341	$43,786	$35,163

Net income per common share – basic and diluted	$4.26	$3.39	$8.56	$6.88

Weighted average shares outstanding – basic and diluted	5,113,844	5,112,026	5,113,461	5,111,616

Dividends per common share	$4.00	$3.50	$8.00	$7.00

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$21,767	$17,341	$43,786	$35,163
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	3,292	(5,208)	2,515	(4,715)
Change in value of interest rate cap	27	(4)	43	(10)
Comprehensive income	$25,086	$12,129	$46,344	$30,438

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2014	5,173	$5,173	$30,139	$299,004	$14,457	$(374)	$348,399
Net income	-	-	-	35,163	-	-	35,163
Dividends paid	-	-	-	(35,780)	-	-	(35,780)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	(4,715)	-	(4,715)
Change in value of interest rate cap	-	-	-	-	(10)	-	(10)
Deferred stock unit grants	-	-	600	-	-	-	600
Balance, June 30, 2015	5,173	$5,173	$30,739	$298,387	$9,732	$(374)	$343,657

Balance, December 31, 2015	5,173	$5,173	$30,739	$304,340	$13,002	$(374)	$352,880
Net income	-	-	-	43,786	-	-	43,786
Dividends paid	-	-	-	(40,905)	-	-	(40,905)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	2,515	-	2,515
Change in value of interest rate cap	-	-	-	-	43	-	43
Deferred stock unit grants	-	-	450	-	-	-	450
Balance, June 30, 2016	5,173	$5,173	$31,189	$307,221	$15,560	$(374)	$358,769

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net income	$43,786	$35,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	18,981	16,061
Straight-lining of rental income	910	(943)
Stock-based compensation expense	450	600
Changes in operating assets and liabilities:
Tenant and other receivables, net	1,495	(997)
Other assets	(34,112)	(23,769)
Amounts due to Vornado	(1,607)	(84)
Accounts payable and accrued expenses	2,851	(1,002)
Other liabilities	(15)	(15)
Net cash provided by operating activities	32,739	25,014

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(11,146)	(29,356)
Change in restricted cash	(2,581)	116
Proceeds from maturing short-term investments	-	24,998
Net cash used in investing activities	(13,727)	(4,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(1,687)	(1,567)
Dividends paid	(40,905)	(35,780)
Debt issuance costs	(16)	(10)
Net cash used in financing activities	(42,608)	(37,357)

Net decrease in cash and cash equivalents	(23,596)	(16,585)
Cash and cash equivalents at beginning of period	259,349	227,815
Cash and cash equivalents at end of period	$235,753	$211,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $1,017 in 2015	$9,496	$12,518

NON-CASH TRANSACTIONS
Liability for real estate additions, including $74 and $5,042 for development fees due to Vornado
in 2016 and 2015, respectively	$1,401	$15,662
Write-off of fully amortized and/or depreciated assets	1,591	83

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             The Alexander Apartment Tower

The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.  The building is in lease up and we expect to reach stabilized occupancy in 2017.

4.             Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. In August 2015, the FASB issued an update (“ASU 2015-14”) to ASC 606, Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2017.  In March 2016, the FASB issued an update (“ASU 2016-08”) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09.  In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-19.  In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial statements.

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

(UNAUDITED)

4.             Recently Issued Accounting Literature – continued

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

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

5.             Related Party Transactions

Vornado

As of June 30, 2016, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $297,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.  Accordingly, in March 2016 we paid Vornado a development fee of $5,784,000 related to The Alexander apartment tower.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5. Related Party Transactions - continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2016	2015	2016	2015
Company management fees	$700	$700	$1,400	$1,400
Development fees	75	895	119	1,659
Leasing fees	833	16	7,291	398
Property management fees and payments for cleaning, engineering
and security services	915	853	2,030	1,783
	$2,523	$2,464	$10,840	$5,240

As of June 30, 2016, the amounts due to Vornado were $74,000 for development fees; $318,000 for management, property management, cleaning and security fees; and $831,000 for leasing fees. As of December 31, 2015, the amounts due to Vornado were $5,795,000 for development fees; $283,000 for management, property management and cleaning fees; and $2,473,000 for leasing fees.

Toys “R” Us (“Toys”)

As of June 30, 2016, our affiliate, Vornado owned 32.5% of Toys.  Toys leases approximately 47,000 square feet of retail space at our Rego Park II shopping center.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, and Vornado’s Executive Vice President - Finance and Chief Administrative Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors.  During the six months ended June 30, 2016, we recognized $1,309,000 of revenue related to the space leased by Toys.

6.             Marketable Securities

As of June 30, 2016 and December 31, 2015, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC), which were received in connection with the sale of the Kings Plaza Regional Shopping Center (“Kings Plaza”) to Macerich in November 2012.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of June 30, 2016 and December 31, 2015, the fair value of these shares was $45,706,000 and $43,191,000, respectively, based on Macerich’s closing share price of $85.39 per share and $80.69 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $52,217,000 and $46,586,000, representing approximately 46% and 45% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718.  Our 2016 Omnibus Stock Plan, which was adopted in May 2016 replacing the expiring 2006 Omnibus Stock Plan, provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.

In May 2016, we granted each of the members of our Board of Directors 203 DSUs with a grant date fair value of $56,250 per grant, or $450,000 in the aggregate. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of June 30, 2016, there were 8,505 DSUs outstanding and 498,376 shares were available for future grant under the 2016 Omnibus Stock Plan.

9.             Mortgages Payable

The following is a summary of our outstanding mortgages payable as of June 30, 2016 and December 31, 2015.

				Balance at
			Interest Rate at	June 30,	December 31,
(Amounts in thousands)		Maturity(1)	June 30, 2016	2016	2015
First mortgages secured by:
	Rego Park I shopping center (100% cash
	collateralized)(2)	Mar. 2018	0.35%	$78,246	$78,246
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(3)	Nov. 2018	2.31%	261,654	263,341
	731 Lexington Avenue, office space(4)	Mar. 2021	1.39%	300,000	300,000
	731 Lexington Avenue, retail space(5)	Aug. 2022	1.86%	350,000	350,000
	Total			1,057,900	1,059,587
	Deferred debt issuance costs, net of accumulated
amortization of $5,539 and $4,267 respectively				(5,060)	(6,325)
				$1,052,840	$1,053,262

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	Extended in March 2016 for two years.
(3)	Interest at LIBOR plus 1.85%.
(4)	Interest at LIBOR plus 0.95%.
(5)	Interest at LIBOR plus 1.40%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.          Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of June 30, 2016 and December 31, 2015, consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap which fair value was insignificant, as of June 30, 2016 and December 31, 2015. There were no financial liabilities measured at fair value as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$45,706	$45,706	$-	$-
Total assets	$45,706	$45,706	$-	$-

	As of December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$43,191	$43,191	$-	$-
Total assets	$43,191	$43,191	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash equivalents is classified as Level 1 and the fair values of mortgages payable are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$204,157	$204,157	$226,476	$226,476

Liabilities:
Mortgages payable (excluding deferred debt issuance costs)	$1,057,900	$1,046,000	$1,059,587	$1,054,000

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of June 30, 2016.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.          Commitments and Contingencies – continued

Other

On October 15, 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $20,500,000 of transfer taxes (including interest and penalties) in connection with the sale of Kings Plaza in November 2012.  We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment.  We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

12.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2016	2015	2016	2015
Net income	$21,767	$17,341	$43,786	$35,163

Weighted average shares outstanding – basic and diluted	5,113,844	5,112,026	5,113,461	5,111,616

Net income per common share – basic and diluted	$4.26	$3.39	$8.56	$6.88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2016, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2016 and 2015, and changes in equity and cash flows for the six month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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
August 1, 2016

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2016 and 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

Quarter Ended June 30, 2016 Financial Results Summary

Net income for the quarter ended June 30, 2016 was $21,767,000, or $4.26 per diluted share, compared to $17,341,000, or $3.39 per diluted share for the quarter ended June 30, 2015.  Funds from operations (“FFO”) for the quarter ended June 30, 2016 was $30,999,000, or $6.06 per diluted share, compared to $24,642,000, or $4.82 per diluted share for the quarter ended June 30, 2015. FFO for the quarter ended June 30, 2016 included income of $2,257,000, or $0.44 per diluted share, resulting from a tenant lease termination at our Rego Park II property.

Six Months Ended June 30, 2016 Financial Results Summary

Net income for the six months ended June 30, 2016 was $43,786,000, or $8.56 per diluted share, compared to $35,163,000, or $6.88 per diluted share for the six months ended June 30, 2015.  FFO for the six months ended June 30, 2016 was $61,249,000, or $11.98 per diluted share, compared to $49,778,000, or $9.74 per diluted share for the six months ended June 30, 2015.  FFO for the six months ended June 30, 2016 included income of $2,257,000, or $0.44 per diluted share, resulting from a tenant lease termination at our Rego Park II property.

Square Footage, Occupancy and Leasing Activity

As of June 30, 2016, our portfolio was comprised of seven properties aggregating 2,437,000 square feet. As of June 30, 2016, our office and retail properties had an occupancy rate of 99.7% and The Alexander apartment tower, which is in lease up, had an occupancy rate of 77.2%.

Financing

In March 2016, we completed a two-year extension of the 100% cash collateralized loan on Rego Park I.  The interest-only loan has a fixed rate of 0.35%.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $52,217,000 and $46,586,000, representing approximately 46% and 45% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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

Results of Operations – Three Months Ended June 30, 2016, compared to June 30, 2015

Property Rentals

Property rentals were $38,878,000 in the quarter ended June 30, 2016, compared to $34,554,000 in the prior year’s quarter, an increase of $4,324,000. This increase is primarily due to (i) income of $2,257,000 resulting from a tenant lease termination at our Rego Park II property, (ii) rental income of $1,470,000 from The Alexander apartment tower, which was placed in service in phases beginning July 2015 and (iii) higher rental income of $842,000 from the January 2016 lease amendment with Bloomberg at 731 Lexington Avenue.

Expense Reimbursements

Tenant expense reimbursements were $18,127,000 in the quarter ended June 30, 2016, compared to $16,092,000 in the prior year’s quarter, an increase of $2,035,000. This increase is primarily due to (i) higher recoveries of real estate taxes and operating expenses from Bloomberg at 731 Lexington Avenue, as a result of the January 2016 lease amendment, which converted 192,000 square feet from a gross rent basis to a net rent basis and (ii) higher reimbursable real estate taxes.

Operating Expenses

Operating expenses were $19,334,000 in the quarter ended June 30, 2016, compared to $17,549,000 in the prior year’s quarter, an increase of $1,785,000. This increase was primarily due to (i) higher operating expenses of $1,134,000 related to The Alexander apartment tower and (ii) higher reimbursable real estate taxes of $776,000; partially offset by (iii) lower reimbursable operating expenses of $231,000.

Depreciation and Amortization

Depreciation and amortization was $9,367,000 in the quarter ended June 30, 2016, compared to $7,341,000 in the prior year’s quarter, an increase of $2,026,000. This increase was primarily due to (i) depreciation of $1,177,000 related to The Alexander apartment tower, which was placed in service in phases beginning July 2015 and (ii) additional depreciation and amortization of tenant improvements and deferred leasing costs of $1,077,000 related to a tenant lease termination at our Rego Park II property in June 2016.

General and Administrative Expenses

General and administrative expenses were $1,825,000 in the quarter ended June 30, 2016, compared to $1,900,000 in the prior year’s quarter.

Interest and Other Income, net

Interest and other income, net was $775,000 in the quarter ended June 30, 2016, compared to $410,000 in the prior year’s quarter, an increase of $365,000. This increase was primarily due to income in connection with a settlement agreement with a former bankrupt tenant at our Rego Park I property.

Interest and Debt Expense

Interest and debt expense was $5,455,000 in the quarter ended June 30, 2016, compared to $6,924,000 in the prior year’s quarter, a decrease of $1,469,000. This decrease was primarily due to (i) savings of $2,358,000 resulting from the refinancing of the retail portion of 731 Lexington Avenue on August 5, 2015 at LIBOR plus 1.40% (1.86% as of June 30, 2016); as compared to the 4.93% fixed rate on the previous loan, partially offset by (ii) lower capitalized interest as a result of completing the development of The Alexander apartment tower.

Income Taxes

Income tax expense was $32,000 in the quarter ended June 30, 2016, compared to $1,000 in the prior year’s quarter.

Results of Operations – Six Months Ended June 30, 2016, compared to June 30, 2015

Property Rentals

        Property rentals were $75,531,000 in the six months ended June 30, 2016, compared to $69,055,000 in the prior year’s six months, an increase of $6,476,000. This increase is primarily due to (i) income of $2,257,000 resulting from a tenant lease termination at our Rego Park II property, (ii) rental income of $2,254,000 from The Alexander apartment tower, which was placed in service in phases beginning July 2015 and (iii) higher rental income of $1,682,000 from the January 2016 lease amendment with Bloomberg at 731 Lexington Avenue.

Expense Reimbursements

        Tenant expense reimbursements were $37,032,000 in the six months ended June 30, 2016, compared to $33,627,000 in the prior year’s six months, an increase of $3,405,000. This increase is primarily due to (i) higher recoveries of real estate taxes and operating expenses from Bloomberg at 731 Lexington Avenue, as a result of the January 2016 lease amendment, which converted 192,000 square feet from a gross rent basis to a net rent basis and (ii) higher reimbursable real estate taxes.

Operating Expenses

        Operating expenses were $38,988,000 in the six months ended June 30, 2016, compared to $36,595,000 in the prior year’s six months, an increase of $2,393,000. This increase was primarily due to (i) higher operating expenses of $2,001,000 related to The Alexander apartment tower and (ii) higher reimbursable real estate taxes of $1,414,000; partially offset by (iii) lower reimbursable operating expenses of $1,015,000.

Depreciation and Amortization

        Depreciation and amortization was $17,700,000 in the six months ended June 30, 2016, compared to $14,691,000 in the prior year’s six months, an increase of $3,009,000. This increase was primarily due to (i) depreciation of $2,331,000 related to The Alexander apartment tower, which was placed in service in phases beginning July 2015 and (ii) additional depreciation and amortization of tenant improvements and deferred leasing costs of $1,077,000 related to a tenant lease termination at our Rego Park II property in June 2016.

General and Administrative Expenses

        General and administrative expenses were $3,060,000 in the six months ended June 30, 2016, compared to $3,170,000 in the prior year’s six months.

Interest and Other Income, net

        Interest and other income, net was $1,866,000 in the six months ended June 30, 2016, compared to $810,000 in the prior year’s six months, an increase of $1,056,000. This increase was primarily due to income in connection with a settlement agreement with a former bankrupt tenant at our Rego Park I property and a cost reimbursement settlement with a retail tenant at our 731 Lexington Avenue property.

Interest and Debt Expense

        Interest and debt expense was $10,861,000 in the six months ended June 30, 2016, compared to $13,869,000 in the prior year’s six months, a decrease of $3,008,000. This decrease was primarily due to (i) savings of $4,688,000 resulting from the refinancing of the retail portion of 731 Lexington Avenue on August 5, 2015 at LIBOR plus 1.40% (1.86% as of June 30, 2016); as compared to the 4.93% fixed rate on the previous loan, partially offset by (ii) lower capitalized interest as a result of completing the development of The Alexander apartment tower.

Income Taxes

        Income tax expense was $34,000 in the six months ended June 30, 2016, compared to $4,000 in the prior year’s six months.

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

Six Months Ended June 30, 2016

Cash and cash equivalents were $235,753,000 as of June 30, 2016, compared to $259,349,000 as of December 31, 2015, a decrease of $23,596,000.  This decrease resulted from (i) $42,608,000 of net cash used in financing activities,  (ii) $13,727,000 of net cash used in investing activities, partially offset by (iii) $32,739,000 of net cash provided by operating activities.

 Net cash provided by operating activities of $32,739,000 was comprised of net income of $43,786,000, adjustments for non-cash items of $20,341,000 and the net change in operating assets and liabilities of $31,388,000 (primarily due to prepaid real estate taxes).  The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $18,981,000, (ii) straight-lining of rental income of $910,000 and (iii) stock-based compensation expense of $450,000.

Net cash used in investing activities of $13,727,000 was primarily comprised of (i) construction in progress and real estate additions of $11,146,000 primarily related to The Alexander apartment tower, including the payment of a development fee to Vornado of $5,784,000 and (ii) an increase in restricted cash of $2,581,000 primarily related to lease termination funds recieved that are temporarily restricted by the Rego Park II mortgage.

Net cash used in financing activities of $42,608,000 was primarily comprised of dividends paid of $40,905,000.

Liquidity and Capital Resources – continued

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

Net cash provided by operating activities of $25,014,000 was comprised of net income of $35,163,000 and adjustments for non-cash items of $15,718,000, partially offset by the net change in operating assets and liabilities of $25,867,000 (primarily due to prepaid real estate taxes).  The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $16,061,000, (ii) stock-based compensation expense of $600,000, partially offset by (iii) straight-lining of rental income of $943,000.

Net cash used in investing activities of $4,242,000 was primarily comprised of construction in progress and real estate additions of $29,356,000 (primarily The Alexander apartment tower) partially offset by proceeds of $24,998,000 from short-term investments that matured during the second quarter of 2015.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of June 30, 2016.

Other

     On October 15, 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us  assessing an additional $20,500,000 of transfer taxes (including interest and penalties) in connection with the sale of Kings Plaza in November 2012.  We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment.  We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

FFO for the Three and Six Months Ended June 30, 2016 and 2015

FFO for the quarter ended June 30, 2016 was $30,999,000, or $6.06 per diluted share, compared to $24,642,000, or $4.82 per diluted share for the prior year’s quarter.

FFO for the six months ended June 30, 2016 was $61,249,000, or $11.98 per diluted share, compared to $49,778,000, or $9.74 per diluted share for the prior year's six months.

The following table reconciles our net income to FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2016	2015	2016	2015
Net income	$21,767	$17,341	$43,786	$35,163
Depreciation and amortization of real property	9,232	7,301	17,463	14,615
FFO	$30,999	$24,642	$61,249	$49,778

FFO per diluted share	$6.06	$4.82	$11.98	$9.74

Weighted average shares used in computing FFO per diluted share	5,113,844	5,112,026	5,113,461	5,111,616

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2016			2015
		Weighted	Effect of 1%		Weighted
	June 30,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate	$911,654	1.83%	$9,117	$913,341	1.71%
Fixed Rate	146,246	1.54%	-	146,246	1.56%
	$1,057,900		$9,117	$1,059,587

Total effect on diluted earnings per share			$1.78

As of June 30, 2016 we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of June 30, 2016 and December 31, 2015, the estimated fair value of our consolidated debt was $1,046,000,000 and $1,054,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: August 1, 2016	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX
Exhibit
No.
10.1	-	Second Amendment of Lease, dated as of the 12th of January 2016 by and between 731 Office One LLC and Bloomberg L.P.	*

10.2	-	Fourth Omnibus Loan Modification and Extension Agreement, dated and made effective as of March 8, 2016, by and between Alexander’s Rego Shopping Center and U.S. Bank National Association	**
10.3	-	Fourth Mortgage Modification Agreement, dated and made effective as of March 8, 2016, by and between Alexander’s Rego Shopping Center and U.S. Bank National Association	**
10.4	-	Form of Alexander’s Inc. 2016 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees	***
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase
_________________
*

Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”. Incorporated by reference from Form 10-Q filed on May 2, 2016.

**		Incorporated by reference from Form 10-Q filed on May 2, 2016.

***		Compensatory agreement