Form 10-Q
period 2016-09-30
ALEXANDERS INC
filed 2016-10-31
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-06064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

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

☑ Large Accelerated Filer	☐ Accelerated Filer
☐ -Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑  No

As of October 31, 2016, there were 5,106,196 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	September 30, 2016 and December 31, 2015	3

	Consolidated Statements of Income (Unaudited) for the
	Three and Nine Months Ended September 30, 2016 and 2015	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three and Nine Months Ended September 30, 2016 and 2015	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Nine Months Ended September 30, 2016 and 2015	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Nine Months Ended September 30, 2016 and 2015	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

Exhibit Index		27

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2016	2015
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	983,615	975,015
Development and construction in progress	3,631	9,486
Total	1,032,217	1,029,472
Accumulated depreciation and amortization	(245,851)	(225,533)
Real estate, net	786,366	803,939
Cash and cash equivalents	264,147	259,349
Restricted cash	85,032	85,307
Marketable securities	43,287	43,191
Tenant and other receivables, net of allowance for doubtful accounts of $1,214 and $918, respectively	2,933	4,014
Receivable arising from the straight-lining of rents	179,763	181,357
Deferred leasing costs, net, including unamortized leasing fees to Vornado
of $37,864 and $33,482, respectively	49,503	45,840
Other assets	40,568	24,811
	$1,451,599	$1,447,808

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,052,612	$1,053,262
Amounts due to Vornado	897	8,551
Accounts payable and accrued expenses	38,190	30,158
Other liabilities	2,935	2,957
Total liabilities	1,094,634	1,094,928

Commitments and contingencies	-	-

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	31,189	30,739
Retained earnings	307,799	304,340
Accumulated other comprehensive income	13,178	13,002
	357,339	353,254
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	356,965	352,880
	$1,451,599	$1,447,808

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Property rentals	$37,598	$34,599	$113,129	$103,654
Expense reimbursements	19,522	17,815	56,554	51,442
Total revenues	57,120	52,414	169,683	155,096

EXPENSES
Operating, including fees to Vornado of $1,082, $1,081,
$3,389 and $3,298, respectively	21,714	19,390	60,702	55,985
Depreciation and amortization	8,045	8,092	25,745	22,783
General and administrative, including management fees
to Vornado of $595 and $1,785 in each three and nine
month period, respectively	1,225	1,091	4,285	4,261
Total expenses	30,984	28,573	90,732	83,029

OPERATING INCOME	26,136	23,841	78,951	72,067

Interest and other income, net	522	427	2,388	1,237
Interest and debt expense	(5,615)	(6,094)	(16,476)	(19,963)
Income before income taxes	21,043	18,174	64,863	53,341
Income tax expense	(7)	(2)	(41)	(6)
Net income	$21,036	$18,172	$64,822	$53,335

Net income per common share – basic and diluted	$4.11	$3.55	$12.68	$10.43

Weighted average shares outstanding – basic and diluted	5,114,701	5,113,077	5,113,877	5,112,108

Dividends per common share	$4.00	$3.50	$12.00	$10.50

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$21,036	$18,172	$64,822	$53,335
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	(2,419)	1,188	96	(3,527)
Change in value of interest rate cap	37	2	80	(8)
Comprehensive income	$18,654	$19,362	$64,998	$49,800

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2014	5,173	$5,173	$30,139	$299,004	$14,457	$(374)	$348,399
Net income	-	-	-	53,335	-	-	53,335
Dividends paid	-	-	-	(53,675)	-	-	(53,675)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	(3,527)	-	(3,527)
Change in value of interest rate cap	-	-	-	-	(8)	-	(8)
Deferred stock unit grants	-	-	600	-	-	-	600
Balance, September 30, 2015	5,173	$5,173	$30,739	$298,664	$10,922	$(374)	$345,124

Balance, December 31, 2015	5,173	$5,173	$30,739	$304,340	$13,002	$(374)	$352,880
Net income	-	-	-	64,822	-	-	64,822
Dividends paid	-	-	-	(61,363)	-	-	(61,363)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	96	-	96
Change in value of interest rate cap	-	-	-	-	80	-	80
Deferred stock unit grants	-	-	450	-	-	-	450
Balance, September 30, 2016	5,173	$5,173	$31,189	$307,799	$13,178	$(374)	$356,965

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net income	$64,822	$53,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	27,666	24,725
Straight-lining of rental income	1,594	(1,276)
Stock-based compensation expense	450	600
Changes in operating assets and liabilities:
Tenant and other receivables, net	1,081	(559)
Other assets	(23,088)	(13,969)
Amounts due to Vornado	(1,951)	(102)
Accounts payable and accrued expenses	11,346	9,527
Other liabilities	(22)	(23)
Net cash provided by operating activities	81,898	72,258

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(13,441)	(41,919)
Change in restricted cash	275	(168)
Proceeds from maturing short-term investments	-	24,998
Net cash used in investing activities	(13,166)	(17,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(2,555)	(322,372)
Proceeds from borrowing	-	350,000
Dividends paid	(61,363)	(53,675)
Debt issuance costs	(16)	(4,071)
Net cash used in financing activities	(63,934)	(30,118)

Net increase in cash and cash equivalents	4,798	25,051
Cash and cash equivalents at beginning of period	259,349	227,815
Cash and cash equivalents at end of period	$264,147	$252,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $1,420 in 2015	$14,469	$18,065

NON-CASH TRANSACTIONS
Liability for real estate additions, including $92 and $5,540 for development fees due to Vornado
in 2016 and 2015, respectively	$1,053	$13,259
Write-off of fully amortized and/or depreciated assets	1,691	9,600

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             The Alexander Apartment Tower

The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet and is 97.4% leased as of September 30, 2016.

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

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows.  ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

5.             Related Party Transactions

Vornado

As of September 30, 2016, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

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

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2016	2015	2016	2015
Company management fees	$700	$700	$2,100	$2,100
Development fees	44	517	163	2,176
Leasing fees	106	21	7,397	419
Property management fees and payments for cleaning, engineering
and security services	938	838	2,969	2,621
	$1,788	$2,076	$12,629	$7,316

As of September 30, 2016, the amounts due to Vornado were $92,000 for development fees; $379,000 for management, property management, cleaning and security fees; and $426,000 for leasing fees. As of December 31, 2015, the amounts due to Vornado were $5,795,000 for development fees; $283,000 for management, property management and cleaning fees; and $2,473,000 for leasing fees. In March 2016, we paid Vornado a development fee of $5,784,000 related to The Alexander apartment tower.

Toys “R” Us (“Toys”)

As of September 30, 2016, our affiliate, Vornado owned 32.5% of Toys.  Toys leases approximately 47,000 square feet of retail space at our Rego Park II shopping center.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, and Vornado’s Executive Vice President - Finance and Chief Administrative Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors.  During the nine months ended September 30, 2016, we recognized $1,990,000 of revenue related to the space leased by Toys.

6.             Marketable Securities

As of September 30, 2016 and December 31, 2015, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC). These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of September 30, 2016 and December 31, 2015, the fair value of these shares was $43,287,000 and $43,191,000, respectively, based on Macerich’s closing share price of $80.87 per share and $80.69 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $78,567,000 and $70,702,000, representing approximately 46% and 45% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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

In May 2016, we granted each of the members of our Board of Directors 203 DSUs with a grant date fair value of $56,250 per grant, or $450,000 in the aggregate. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of September 30, 2016, there were 8,505 DSUs outstanding and 498,376 shares were available for future grant under the 2016 Omnibus Stock Plan.

9.             Mortgages Payable

The following is a summary of our outstanding mortgages payable as of September 30, 2016 and December 31, 2015.

				Balance at
			Interest Rate at	September 30,	December 31,
(Amounts in thousands)		Maturity(1)	September 30, 2016	2016	2015
First mortgages secured by:
	Rego Park I shopping center (100% cash
	collateralized)(2)	Mar. 2018	0.35%	$78,246	$78,246
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(3)	Nov. 2018	2.37%	260,786	263,341
	731 Lexington Avenue, office space(4)	Mar. 2021	1.48%	300,000	300,000
	731 Lexington Avenue, retail space(5)	Aug. 2022	1.92%	350,000	350,000
	Total			1,057,032	1,059,587
	Deferred debt issuance costs, net of accumulated
amortization of $6,178 and $4,267 respectively				(4,420)	(6,325)
				$1,052,612	$1,053,262

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	Extended in March 2016 for two years.
(3)	Interest at LIBOR plus 1.85%.
(4)	Interest at LIBOR plus 0.95%.
(5)	Interest at LIBOR plus 1.40%.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of September 30, 2016 and December 31, 2015, consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap which fair value was insignificant, as of September 30, 2016 and December 31, 2015. There were no financial liabilities measured at fair value as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$43,287	$43,287	$-	$-

	As of December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$43,191	$43,191	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash equivalents is classified as Level 1 and the fair values of mortgages payable are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$224,600	$224,600	$226,476	$226,476

Liabilities:
Mortgages payable (excluding deferred debt issuance costs)	$1,057,032	$1,045,000	$1,059,587	$1,054,000

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of September 30, 2016.

Other

On October 15, 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $20,900,000 of transfer taxes (including interest and penalties) in connection with the sale of Kings Plaza Regional Shopping Center in November 2012.  We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment.  We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2016	2015	2016	2015
Net income	$21,036	$18,172	$64,822	$53,335

Weighted average shares outstanding – basic and diluted	5,114,701	5,113,077	5,113,877	5,112,108

Net income per common share – basic and diluted	$4.11	$3.55	$12.68	$10.43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2016 and 2015, and changes in equity and cash flows for the nine month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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
October 31, 2016

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2016 and 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

Quarter Ended September 30, 2016 Financial Results Summary

Net income for the quarter ended September 30, 2016 was $21,036,000, or $4.11 per diluted share, compared to $18,172,000, or $3.55 per diluted share for the quarter ended September 30, 2015.  Funds from operations (“FFO”) for the quarter ended September 30, 2016 was $28,949,000, or $5.66 per diluted share, compared to $26,140,000, or $5.11 per diluted share for the quarter ended September 30, 2015.

Nine Months Ended September 30, 2016 Financial Results Summary

Net income for the nine months ended September 30, 2016 was $64,822,000, or $12.68 per diluted share, compared to $53,335,000, or $10.43 per diluted share for the nine months ended September 30, 2015.  FFO for the nine months ended September 30, 2016 was $90,198,000, or $17.64 per diluted share, compared to $75,918,000, or $14.85 per diluted share for the nine months ended September 30, 2015. FFO for the nine months ended Septembet 30, 2016 included income of $2,257,000, or $0.44 per diluted share, resulting from a tenant lease termination at our Rego Park II property.

Square Footage, Occupancy and Leasing Activity

As of September 30, 2016, our portfolio was comprised of seven properties aggregating 2,437,000 square feet. As of September 30, 2016, our office and retail properties had an occupancy rate of 100.0% and The Alexander apartment tower had an occupancy rate of 97.4%.

Financing

In March 2016, we completed a two-year extension of the 100% cash collateralized loan on Rego Park I.  The interest-only loan has a fixed rate of 0.35%.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $78,567,000 and $70,702,000, representing approximately 46% and 45% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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

Results of Operations – Three Months Ended September 30, 2016, compared to September 30, 2015

Property Rentals

Property rentals were $37,598,000 in the quarter ended September 30, 2016, compared to $34,599,000 in the prior year’s quarter, an increase of $2,999,000. This increase is primarily due to (i) rental income of $2,457,000 from The Alexander apartment tower, which was placed in service in phases beginning July 2015 and (ii) higher rental income of $842,000 from the January 2016 lease amendment with Bloomberg at 731 Lexington Avenue; partially offset by (iii) lower straight-line rental income of $254,000 related to a tenant lease termination at our Rego Park II property in June 2016.

Expense Reimbursements

Tenant expense reimbursements were $19,522,000 in the quarter ended September 30, 2016, compared to $17,815,000 in the prior year’s quarter, an increase of $1,707,000. This increase is primarily due to (i) higher recoveries of real estate taxes and operating expenses from Bloomberg at 731 Lexington Avenue, as a result of the January 2016 lease amendment, which converted 192,000 square feet from a gross rent basis to a net rent basis and (ii) higher reimbursable real estate taxes.

Operating Expenses

Operating expenses were $21,714,000 in the quarter ended September 30, 2016, compared to $19,390,000 in the prior year’s quarter, an increase of $2,324,000. This increase was primarily due to (i) higher operating expenses of $833,000 related to The Alexander apartment tower, which was placed in service in phases beginning July 2015, (ii) higher reimbursable real estate taxes of $1,017,000 and (iii) a $237,000 reversal of bad debt expense during the prior year’s quarter.

Depreciation and Amortization

Depreciation and amortization was $8,045,000 in the quarter ended September 30, 2016, compared to $8,092,000 in the prior year’s quarter.

General and Administrative Expenses

General and administrative expenses were $1,225,000 in the quarter ended September 30, 2016, compared to $1,091,000 in the prior year’s quarter, an increase of $134,000. This increase was primarily due to higher professional fees.

Interest and Other Income, net

Interest and other income, net was $522,000 in the quarter ended September 30, 2016, compared to $427,000 in the prior year’s quarter, an increase of $95,000. This increase was primarily due to higher average yields on our cash balances.

Interest and Debt Expense

Interest and debt expense was $5,615,000 in the quarter ended September 30, 2016, compared to $6,094,000 in the prior year’s quarter, a decrease of $479,000. This decrease was primarily due to a savings of $772,000 resulting from the refinancing of the retail portion of 731 Lexington Avenue on August 5, 2015 at LIBOR plus 1.40% (1.92% as of September 30, 2016); as compared to the 4.93% fixed rate on the previous loan, partially offset by lower capitalized interest as a result of completing the development of The Alexander apartment tower.

Income Taxes

Income tax expense was $7,000 in the quarter ended September 30, 2016, compared to $2,000 in the prior year’s quarter.

Results of Operations – Nine Months Ended September 30, 2016, compared to September 30, 2015

Property Rentals

Property rentals were $113,129,000 in the nine months ended September 30, 2016, compared to $103,654,000 in the prior year’s nine months, an increase of $9,475,000. This increase is primarily due to (i) income of $2,257,000 resulting from a tenant lease termination at our Rego Park II property, (ii) rental income of $4,711,000 from The Alexander apartment tower, which was placed in service in phases beginning July 2015 and (iii) higher rental income of $2,524,000 from the January 2016 lease amendment with Bloomberg at 731 Lexington Avenue.

Expense Reimbursements

Tenant expense reimbursements were $56,554,000 in the nine months ended September 30, 2016, compared to $51,442,000 in the prior year’s nine months, an increase of $5,112,000. This increase is primarily due to (i) higher recoveries of real estate taxes and operating expenses from Bloomberg at 731 Lexington Avenue, as a result of the January 2016 lease amendment, which converted 192,000 square feet from a gross rent basis to a net rent basis and (ii) higher reimbursable real estate taxes.

Operating Expenses

Operating expenses were $60,702,000 in the nine months ended September 30, 2016, compared to $55,985,000 in the prior year’s nine months, an increase of $4,717,000. This increase was primarily due to (i) higher operating expenses of $2,834,000 related to The Alexander apartment tower, which was placed in service in phases beginning July 2015, (ii) higher reimbursable real estate taxes of $2,431,000 and (iii) a $366,000 reversal of bad debt expense during the prior year; partially offset by (iii) lower reimbursable operating expenses of $1,027,000.

Depreciation and Amortization

Depreciation and amortization was $25,745,000 in the nine months ended September 30, 2016, compared to $22,783,000 in the prior year’s nine months, an increase of $2,962,000. This increase was primarily due to (i) additional depreciation of $2,514,000 related to The Alexander apartment tower, which was placed in service in phases beginning July 2015 and (ii) additional depreciation and amortization of tenant improvements and deferred leasing costs of $1,077,000 related to a tenant lease termination at our Rego Park II property in June 2016.

General and Administrative Expenses

General and administrative expenses were $4,285,000 in the nine months ended September 30, 2016, compared to $4,261,000 in the prior year’s nine months.

Interest and Other Income, net

Interest and other income, net was $2,388,000 in the nine months ended September 30, 2016, compared to $1,237,000 in the prior year’s nine months, an increase of $1,151,000. This increase was primarily due to income in connection with a settlement agreement with a former bankrupt tenant at our Rego Park I property and a cost reimbursement settlement with a retail tenant at our 731 Lexington Avenue property.

Interest and Debt Expense

Interest and debt expense was $16,476,000 in the nine months ended September 30, 2016, compared to $19,963,000 in the prior year’s nine months, a decrease of $3,487,000. This decrease was primarily due to savings of $5,460,000 resulting from the refinancing of the retail portion of 731 Lexington Avenue on August 5, 2015 at LIBOR plus 1.40% (1.92% as of September 30, 2016); as compared to the 4.93% fixed rate on the previous loan, partially offset by lower capitalized interest as a result of completing the development of The Alexander apartment tower.

Income Taxes

Income tax expense was $41,000 in the nine months ended September 30, 2016, compared to $6,000 in the prior year’s nine months.

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

Nine Months Ended September 30, 2016

Cash and cash equivalents were $264,147,000 as of September 30, 2016, compared to $259,349,000 as of December 31, 2015, an increase of $4,798,000.  This increase resulted from (i) $81,898,000 of net cash provided by operating activities, partially offset by (ii) $63,934,000 of net cash used in financing activities and (iii) $13,166,000 of net cash used in investing activities.

 Net cash provided by operating activities of $81,898,000 was comprised of net income of $64,822,000, adjustments for non-cash items of $29,710,000 and the net change in operating assets and liabilities of $12,634,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $27,666,000, (ii) straight-lining of rental income of $1,594,000 and (iii) stock-based compensation expense of $450,000.

 Net cash used in financing activities of $63,934,000 was primarily comprised of dividends paid of $61,363,000.

Net cash used in investing activities of $13,166,000 was primarily comprised of construction in progress and real estate additions of $13,441,000 primarily related to The Alexander apartment tower, including the payment of a development fee to Vornado of $5,784,000.

Liquidity and Capital Resources – continued

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of September 30, 2016.

Other

     On October 15, 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us  assessing an additional $20,900,000 of transfer taxes (including interest and penalties) in connection with the sale of Kings Plaza Regional Shopping Center in November 2012.  We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment.  We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

FFO for the Three and Nine Months Ended September 30, 2016 and 2015

FFO for the quarter ended September 30, 2016 was $28,949,000, or $5.66 per diluted share, compared to $26,140,000, or $5.11 per diluted share for the prior year’s quarter.

FFO for the nine months ended September 30, 2016 was $90,198,000, or $17.64 per diluted share, compared to $75,918,000, or $14.85 per diluted share for the prior year’s nine months.

The following table reconciles our net income to FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2016	2015	2016	2015
Net income	$21,036	$18,172	$64,822	$53,335
Depreciation and amortization of real property	7,913	7,968	25,376	22,583
FFO	$28,949	$26,140	$90,198	$75,918

FFO per diluted share	$5.66	$5.11	$17.64	$14.85

Weighted average shares used in computing FFO per diluted share	5,114,701	5,113,077	5,113,877	5,112,108

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2016			2015
		Weighted	Effect of 1%		Weighted
	September 30,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate	$910,786	1.90%	$9,108	$913,341	1.71%
Fixed Rate	146,246	1.54%	-	146,246	1.56%
	$1,057,032		$9,108	$1,059,587

Total effect on diluted earnings per share			$1.78

As of September 30, 2016 we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of September 30, 2016 and December 31, 2015, the estimated fair value of our consolidated debt was $1,045,000,000 and $1,054,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: October 31, 2016	By:	/s/ Joseph Macnow
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

*** Compensatory agreement.  Incorporated by reference from Form 10-Q filed on August 1, 2016.