Form 10-K
period 2016-12-31
ALEXANDERS INC
filed 2017-02-13
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $861,304,000 at June 30, 2016.

As of January 31, 2017, there were 5,107,290 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2017.

_____________________________

(1)     These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2016, portions of which are incorporated by reference herein.

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

•         731 Lexington Avenue, a 1,311,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 889,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants;

•         Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. In January 2017, Sears announced that it plans to close its store in the second quarter of 2017. Under the terms of the lease, Sears is obligated to pay rent through lease expiration in March of 2021;

•         Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado;

•         The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet and is 98.1% leased as of December 31, 2016;

•         Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA Property, Inc.; and

•         Flushing, a 167,000 square foot building, located at Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property to be developed

•         Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

Relationship with Vornado

We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements which expire in March of each year and are automatically renewable.  Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties.

As of December 31, 2016, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2016, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.2% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornado.

Significant Tenants

Bloomberg accounted for $104,590,000, $94,468,000 and $91,109,000, representing approximately 46%, 45% and 45% of our total revenues in each of the years ended December 31, 2016, 2015 and 2014, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In January 2016, we entered into a lease amendment with Bloomberg which extends the lease term related to 192,000 square feet of office space at our 731 Lexington Avenue property to be coterminous with the other 697,000 square feet of office space leased by Bloomberg through February 2029, with a ten-year extension option.  In connection with the lease amendment, Bloomberg provided a $200,000,000 letter of credit, which amount may be reduced in certain circumstances. We may draw on this letter of credit subject to certain terms of the lease amendment, including an event of default by Bloomberg.

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

We currently have 71 employees.

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

ITEM 1a.  risk factors

Material factors that may adversely affect our business and operations are summarized below.  The risks and uncertainties described herein may not be the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  See “Forward-Looking Statements” contained herein on page 4.

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

Certain of our properties are New York City retail properties.  As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, change in relative strengths of world currencies, unemployment rates, the threat of terrorism, increasing competition from discount retailers, outlet malls, retail websites and catalog companies, and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.

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

731 Lexington Avenue accounted for $147,567,000, $137,411,000 and $133,024,000, representing approximately 65%, 66% and 66% of our total revenues in each of the years ended December 31, 2016, 2015 and 2014, respectively.  Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.

Bloomberg represents a significant portion of our revenues.  Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.

Bloomberg accounted for $104,590,000, $94,468,000 and $91,109,000, representing approximately 46%, 45% and 45% of our total revenues in each of the years ended December 31, 2016, 2015 and 2014, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control and   similar requirements.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States and thereby restricts our doing business with such persons. In addition, our leases, loans and other agreements may require us to comply with OFAC and related requirements, and any failure to  do so may result in a breach of such agreements.  If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with whom we are prohibited from doing business, we may be required to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $348,000 deductible ($293,000 effective January 1, 2017) and 16% of the balance (17% effective January 1, 2017) of a covered loss, and the Federal government is responsible for the remaining 84% (83% effective January 1, 2017) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Our Rego Park I and II retail properties are anchored by well-known department stores and other tenants who generate shopping traffic.  The value of these properties would be adversely affected if our anchor tenants failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy.  If the sales of stores operating in our properties were to decline significantly due to economic conditions, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges.  In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord. In January 2017, Sears announced that it plans to close its store in the second quarter of 2017. Under the terms of the lease, Sears is obligated to pay rent through lease expiration in March of 2021.

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

•         changes in the number of domestic and international tourists to our markets (including, as a result of changes in the relative strengths of world currencies);

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

We have an investment in Macerich, a retail shopping center company.  As of December 31, 2016, this investment had a carrying amount of $37,918,000.  A significant decline in the value of this investment due to, among other reasons, Macerich’s operating performance or economic or market conditions, may result in the recognition of an impairment loss, which could be material.

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

As of December 31, 2016, we had outstanding mortgage indebtedness of $1,056,147,000, secured by four of our properties.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have a substantial amount of indebtedness that could affect our future operations.

As of December 31, 2016, total debt outstanding was $1,056,147,000. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

As of December 31, 2016, total debt outstanding was $1,056,147,000 and our ratio of total debt to total enterprise value was 35.8%.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2016, our scheduled cash payments for principal and interest were $22,957,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

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

As of December 31, 2016, Interstate and its partners owned approximately 7.1% of the common shares of beneficial interest of Vornado and approximately 26.3% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

As of December 31, 2016, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.3% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Dr. Richard West is a trustee of Vornado and a member of our Board of Directors and Joseph Macnow is our Executive Vice President and Chief Financial Officer and the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornado.

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

The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2016, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 8,505 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 498,376 shares are available for future grant under the terms of our 2016 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     properties

The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2016.

				Average
				Annualized				Lease Expiration (s)
	Land	Building	Occupancy	Rent Per				Original		Option
Property	Acreage	Square Feet	Rate	Square Foot	(1)	Tenants		Term	(2)	Term	(3)
Operating Properties:
731 Lexington Avenue
New York, New York
Office		889,000	100%	$113.95		Bloomberg L.P.		2029		2039

Retail		83,000				The Home Depot		2025		2035
		34,000				The Container Store		2021		N/A
		27,000				Hennes & Mauritz		2019		N/A
		30,000				Various		Various		Various
		174,000	100%	185.06
	1.9	1,063,000

Rego Park I
Queens, New York
		195,000				Sears	(4)	2021		N/A
		50,000				Burlington Coat Factory		2022		2027
		46,000				Bed Bath & Beyond		2021		N/A
		36,000				Marshalls		2021		N/A
		16,000				Old Navy		2021		N/A
	4.8	343,000	100%	40.55

Rego Park II
Queens, New York
		145,000				Costco		2034		2059
		135,000				Century 21		2030		2050
		133,000				Kohl’s		2030		2050
		47,000				Toys "R" Us/Babies "R" Us		2021		2036
		149,000				Various		Various		Various
	6.6	609,000	100%	44.79

The Alexander apartment tower, 312 units
Queens, New York	-	255,000	98%	44.74	(5)	Residential		(6)		N/A

Paramus
Paramus, New Jersey	30.3	-	100%	-		IKEA (ground lessee)		2041		N/A

Flushing
Queens, New York (ground leased
through January 2037)	1	167,000	100%	17.36		New World Mall LLC		2027		2037

Property to be Developed:
Rego Park III, adjacent to Rego Park II
Queens, New York	3.2	-	-	-		-		-		-
		2,437,000

(1)		Represents the contractual weighted average rent per square foot, which excludes the impact of tenant concessions (such as free rent) and tenant reimbursements, as of
December 31, 2016. For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.
(2)		Represents the year in which the tenant's lease expires, without consideration of any renewal or extension options. Lease expiration dates are based on noncancellable lease terms and do not extend beyond any early termination rights that tenants may have under their lease.
(3)		Represents the year in which the tenant's lease expires if all renewal or extension options are exercised.
(4)		In January 2017, Sears announced that it plans to close its store in the second quarter of 2017. Under the terms of the lease, Sears is obligated to pay rent through lease expiration in March of 2021.
(5)		Average monthly rent per unit is $3,041.
(6)		Residential tenants have one or two year leases.

ITEM 2.        PROPERTIES – continued

Operating Properties

731 Lexington Avenue

731 Lexington Avenue, a 1,311,000 square foot multi-use building, comprises the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York, and is situated in the heart of one of Manhattan’s busiest business and shopping districts, with convenient access to several subway and bus lines. The property is located across the street from Bloomingdale’s flagship store and only a few blocks away from Fifth Avenue and 57th Street.  The building contains 889,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants.

In January 2016, we entered into a lease amendment with Bloomberg which extends the lease term related to 192,000 square feet of office space at our 731 Lexington Avenue property to be coterminous with the other 697,000 square feet of office space leased by Bloomberg through February 2029, with a ten-year extension option.  In connection with the lease amendment, Bloomberg provided a $200,000,000 letter of credit, which amount may be reduced in certain circumstances. We may draw on this letter of credit subject to certain terms of the lease amendment, including an event of default by Bloomberg.

The office portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $300,000,000 as of December 31, 2016.  The interest-only loan is at LIBOR plus 0.95% (1.65% as of December 31, 2016) and matures in March 2017, with four one-year extension options. In connection therewith, we purchased an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $350,000,000 as of December 31, 2016. The interest-only loan is at LIBOR plus 1.40% (2.05% as of December 31, 2016) and matures in August 2020, with two one-year extension options.

Rego Park I

Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens, New York, is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. In January 2017, Sears announced that it plans to close its store in the second quarter of 2017. Under the terms of the lease, Sears is obligated to pay rent through lease expiration in March of 2021. The center contains a parking deck (1,241 spaces) that provides for paid parking.

In March 2016, we completed a two-year extension of the 100% cash collateralized loan with a balance of $78,246,000 as of December 31, 2016.  The loan bears interest at 0.35%, is prepayable at any time without penalty and matures in March 2018.

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

This center is encumbered by a first mortgage loan with a balance of $259,901,000 as of December 31, 2016.  The loan bears interest at LIBOR plus 1.85% (2.62% as of December 31, 2016) and matures in November 2018.

ITEM 2.        PROPERTIES – continued

The Alexander Apartment Tower

The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet and is 98.1% leased as of December 31, 2016.

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

Property to be Developed

Rego Park III

We own 140,000 square feet of land adjacent to the Rego Park II shopping center in Queens, New York, at the intersection of Junction Boulevard and the Horace Harding Service Road.  The land is currently being used for paid public parking. In 2016, the Company began the entitlement process.

ITEM 3.        LEGAL PROCEEDINGS

We are from time to time involved in legal actions arising in the ordinary course of business.  In our opinion, after consultation with our legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property alleging that the defendants are liable for harm Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonable possible losses, if any, is not expected to be greater than $650,000.

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

	Year Ended December 31,
	2016			2015
Quarter	High	Low	Dividends	High	Low	Dividends
First	$405.89	$350.03	$4.00	$486.25	$411.49	$3.50
Second	411.53	364.01	4.00	468.25	390.56	3.50
Third	450.04	405.14	4.00	434.50	356.00	3.50
Fourth	451.99	369.33	4.00	410.51	360.01	3.50

On January 18, 2017, we increased our regular quarterly dividend to $4.25 per share (a new indicated annual rate of $17.00 per share).  As of January 31, 2017, there were approximately 251 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2016, we did not sell any unregistered securities.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

During 2016, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2011 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2011	2012	2013	2014	2015	2016
Alexander’s	$100	$117	$121	$166	$151	$175
S&P 500 Index	100	116	154	175	177	198
The NAREIT All Equity Index	100	120	123	158	162	176

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

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2016	2015	2014	2013	2012

Total revenues	$226,936	$207,915	$200,814	$196,459	$191,312

Income from continuing operations	$86,477	$76,907	$67,396	$54,663	$50,041
Income from discontinued operations	-	-	529	2,252	624,952	(1)
Net income	86,477	76,907	67,925	56,915	674,993
Net income attributable to the noncontrolling interest	-	-	-	-	(606)
Net income attributable to Alexander’s	$86,477	$76,907	$67,925	$56,915	$674,387

Income per common share:
Income from continuing operations – basic	$16.91	$15.04	$13.19	$10.70	$9.80
Income from continuing operations – diluted	16.91	15.04	13.19	10.70	9.80
Net income per common share – basic	16.91	15.04	13.29	11.14	132.04
Net income per common share – diluted	16.91	15.04	13.29	11.14	132.04

Dividends per common share	$16.00	$14.00	$13.00	$11.00	$137.00	(2)

Balance sheet data:
Total assets	$1,451,230	$1,447,808	$1,418,392	$1,454,478	$1,476,288
Real estate, at cost	1,033,551	1,029,472	993,927	919,576	911,792
Accumulated depreciation and amortization	252,737	225,533	210,025	185,375	160,826
Mortgages payable, net of deferred debt issuance costs	1,052,359	1,053,262	1,027,956	1,046,713	1,060,394
Total equity	352,845	352,880	348,399	333,581	332,153

(1)	Includes a $599,628 net gain on sale of real estate.
(2)	Includes a special long-term capital gain dividend of $122.00 per share, to distribute the tax gain resulting from the sale of Kings Plaza.

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

Year Ended December 31, 2016 Financial Results Summary

Net income for the year ended December 31, 2016 was $86,477,000, or $16.91 per diluted share, compared to $76,907,000, or $15.04 per diluted share for the year ended December 31, 2015.

Funds from operations (“FFO”) for the year ended December 31, 2016 was $119,780,000, or $23.42 per diluted share, compared to $107,648,000, or $21.06 per diluted share for the year ended December 31, 2015.

Quarter Ended December 31, 2016 Financial Results Summary

Net income for the quarter ended December 31, 2016 was $21,655,000, or $4.23 per diluted share, compared to $23,572,000, or $4.61 per diluted share for the quarter ended December 31, 2015.

FFO for the quarter ended December 31, 2016 was $29,582,000, or $5.78 per diluted share, compared to $31,730,000, or $6.21 per diluted share for the quarter ended December 31, 2015.

Net income and FFO for the quarter ended December 31, 2015 included $3,911,000, or $0.77 per diluted share from a special dividend from an investment in marketable securities and higher income from bankruptcy recoveries.

Overview – continued

Square Footage, Occupancy and Leasing Activity

As of December 31, 2016 our portfolio was comprised of seven properties aggregating 2,437,000 square feet.  As of December 31, 2016, our properties had an occupancy rate of 99.8%.

Significant Tenants

Bloomberg accounted for $104,590,000, $94,468,000 and $91,109,000, representing approximately 46%, 45% and 45% of our total revenues in each of the years ended December 31, 2016, 2015 and 2014, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In January 2016, we entered into a lease amendment with Bloomberg which extends the lease term related to 192,000 square feet of office space at our 731 Lexington Avenue property to be coterminous with the other 697,000 square feet of office space leased by Bloomberg through February 2029, with a ten-year extension option.  In connection with the lease amendment, Bloomberg provided a $200,000,000 letter of credit, which amount may be reduced in certain circumstances. We may draw on this letter of credit subject to certain terms of the lease amendment, including an event of default by Bloomberg.

Financing

In March 2016 we completed a two-year extension of the 100% cash collateralized loan with a balance of $78,246,000 as of December 31, 2016. The loan bears interest at 0.35%, is prepayable at any time without penalty and matures in March 2018.

Critical Accounting Policies and Estimates

 Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated financial statements.  This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 – Summary of Significant Accounting Policies, to the consolidated financial statements in this Annual Report on Form 10-K.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2016 and 2015, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $780,814,000 and $803,939,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,473,000 and $918,000 as of December 31, 2016 and 2015, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•      Expense Reimbursements – revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties.  This revenue is recognized in the same periods as the expenses are incurred.

•      Parking income – revenue arising from the rental of parking space at our properties.  This income is recognized as the service is provided.

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

Results of Operations – Year Ended December 31, 2016 compared to December 31, 2015

Property Rentals

Property rentals were $151,444,000 in the year ended December 31, 2016, compared to $138,688,000 in the prior year, an increase of $12,756,000.  This increase was primarily due to (i) rental income of $7,271,000 from The Alexander apartment tower, which was placed in service in phases beginning July 2015, (ii) higher rental income of $3,366,000 from the January 2016 lease amendment with Bloomberg at 731 Lexington Avenue and (iii) income of $2,257,000 resulting from a tenant lease termination at our Rego Park II property.

Expense Reimbursements

Tenant expense reimbursements were $75,492,000 in the year ended December 31, 2016, compared to $69,227,000 in the prior year, an increase of $6,265,000. This increase was primarily due to (i) higher recoveries of real estate taxes and operating expenses from Bloomberg at 731 Lexington Avenue as a result of the January 2016 lease amendment, which converted 192,000 square feet from a gross basis to a net rent basis and (ii) higher reimbursable real estate taxes, partially offset by (iii) lower reimbursable operating expenses.

Operating Expenses

Operating expenses were $82,232,000 in the year ended December 31, 2016, compared to $76,218,000 in the prior year, an increase of $6,014,000.  This increase was primarily due to (i) higher operating expenses of $2,494,000 related to The Alexander apartment tower, which was placed in service in phases beginning July 2015, (ii) higher reimbursable real estate taxes of $3,703,000 and (iii) higher bad debt expense of $871,000, partially offset by (iv) lower reimbursable operating expenses of $1,068,000.

Depreciation and Amortization

Depreciation and amortization was $33,807,000 in the year ended December 31, 2016, compared to $31,086,000 in the prior year, an increase of $2,721,000. This increase was primarily due to additional depreciation related to The Alexander apartment tower, which was placed in service in phases beginning July 2015.

General and Administrative Expenses

General and administrative expenses were $5,436,000 in the year ended December 31, 2016, compared to $5,406,000 in the prior year, an increase of $30,000.

Interest and Other Income, net

Interest and other income, net was $3,305,000 in the year ended December 31, 2016, compared to $5,949,000 in the prior year, a decrease of $2,644,000.  This decrease was primarily due to $2,141,000 from a special dividend from our investment in common shares of Macerich in 2015 and lower income of $1,275,000 in connection with bankruptcy recoveries.

Interest and Debt Expense

Interest and debt expense was $22,241,000 in the year ended December 31, 2016, compared to $24,239,000 in the prior year, a decrease of $1,998,000.  This decrease was primarily due to savings of $5,631,000 resulting from the refinancing of the retail portion of 731 Lexington Avenue on August 5, 2015 at LIBOR plus 1.40%, or 2.05% as of December 31, 2016 (the prior loan had a fixed rate of 4.93%); partially offset by lower capitalized interest of $1,486,000 as a result of completing the development of The Alexander apartment tower and higher average LIBOR of $2,066,000.

Income Taxes

Income tax expense was $48,000 in the year ended December 31, 2016, compared to $8,000 in the prior year.

Results of Operations – Year Ended December 31, 2015 compared to December 31, 2014

Property Rentals

Property rentals were $138,688,000 in the year ended December 31, 2015, compared to $136,628,000 in the prior year, an increase of $2,060,000.  This increase was primarily due to higher straight-line rental income of $979,000 at our 731 Lexington Avenue property resulting from the extensions of two of Bloomberg’s leases in October 2014 that were scheduled to expire in December 2015. In addition, there was higher straight-line rental income of $524,000 from a new tenant at our Rego Park II property and rental income of $364,000 from leasing activity at The Alexander apartment tower, which was placed in service in phases beginning July 2015.

Expense Reimbursements

Tenant expense reimbursements were $69,227,000 in the year ended December 31, 2015, compared to $64,186,000 in the prior year, an increase of $5,041,000. This increase was primarily due to higher reimbursable real estate taxes and higher reimbursable operating expenses.

Operating Expenses

Operating expenses were $76,218,000 in the year ended December 31, 2015, compared to $69,897,000 in the prior year, an increase of $6,321,000.  This increase was due to (i) higher real estate taxes of $4,438,000; (ii) higher reimbursable operating expenses of $1,904,000; and (iii) higher operating expenses of $1,565,000 related to The Alexander apartment tower, which was placed in service in phases beginning July 2015, partially offset by (iv) lower bad debt expense of $1,019,000 and lower non-reimbursable expenses of $567,000.

Depreciation and Amortization

Depreciation and amortization was $31,086,000 in the year ended December 31, 2015, compared to $29,196,000 in the prior year, an increase of $1,890,000. This increase was primarily due to depreciation related to The Alexander apartment tower, which was placed in service in phases beginning July 2015.

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

Interest and Other Income, net

Interest and other income, net was $5,949,000 in the year ended December 31, 2015, compared to $2,434,000 in the prior year, an increase of $3,515,000.  This increase was primarily due to (i) $2,141,000 from a special dividend from our investment in common shares of Macerich and (ii) $2,100,000 of income in connection with bankruptcy recoveries, partially offset by (iii) lease termination income of $800,000 in the prior year.

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

Income from Discontinued Operations

Income from discontinued operations was $529,000 in the year ended December 31, 2014, representing the reversal of previously accrued liabilities related to Kings Plaza Regional Shopping Center (“Kings Plaza”), which was sold in 2012.

Related Party Transactions

Vornado

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2016, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.2% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornado.

As of December 31, 2016, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 3 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.

Toys “R” Us (“Toys”)

As of December 31, 2016, our affiliate, Vornado owned 32.5% of Toys.  Toys leases approximately 47,000 square feet of retail space at our Rego Park II shopping center.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, and Vornado’s Executive Vice President - Finance and Chief Administrative Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors.  During the year ended December 31, 2016, we recognized $2,675,000 of revenue related to the space leased by Toys.

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

Dividends

On January 18, 2017, we increased our regular quarterly dividend to $4.25 per share (a new indicated annual rate of $17.00 per share).  The new dividend, if continued for all of 2017, would require us to pay out approximately $86,900,000.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of December 31, 2016.  We intend to refinance our maturing debt as it comes due.

		Interest
(Amounts in thousands)	Balance	Rate	Maturity(1)
Rego Park I shopping center (100% cash collateralized)(2)	$78,246	0.35%	Mar. 2018
Paramus	68,000	2.90%	Oct. 2018
Rego Park II shopping center(3)	259,901	2.62%	Nov. 2018
731 Lexington Avenue, office space(4)	300,000	1.65%	Mar. 2021
731 Lexington Avenue, retail space(5)	350,000	2.05%	Aug. 2022
Total	1,056,147
Deferred debt issuance costs, net of accumulated amortization of $6,824	(3,788)
Total, net	$1,052,359

(1) Represents the extended maturity where we have the unilateral right to extend.
(2) Extended for two years from March 2016.
(3) This loan bears interest at LIBOR plus 1.85%.
(4) This loan bears interest at LIBOR plus 0.95%.
(5) This loan bears interest at LIBOR plus 1.40%.

Below is a summary of our contractual obligations and commitments as of December 31, 2016.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations (principal and interest(1)):
Long-term debt obligations	$1,154,324	$25,591	$441,263	$330,297	$357,173
Operating lease obligations	8,059	792	1,600	1,600	4,067
Purchase obligations (primarily construction
commitments)	242	242	-	-	-
	$1,162,625	$26,625	$442,863	$331,897	$361,240

Commitments:
Standby letters of credit	$2,074	$2,074	$-	$-	$-

(1)	Interest on variable rate debt is computed using rates in effect as of December 31, 2016.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $348,000 deductible ($293,000 effective January 1, 2017) and 16% of the balance (17% effective January 1, 2017) of a covered loss, and the Federal government is responsible for the remaining 84% (83% effective January 1, 2017) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Rego Park I Litigation

On June 24, 2014, Sears filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property alleging that the defendants are liable for harm Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonable possible losses, if any, is not expected to be greater than $650,000.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of December 31, 2016.

Other

In October 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $21,300,000 of transfer taxes (including interest and penalties as of December 31, 2016) in connection with the sale of Kings Plaza in 2012. We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment. We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Liquidity and Capital Resources – continued

Other – Continued

During the years ended December 31, 2016 and 2015, we received approximately $825,000 and $2,100,000 from bankruptcy recoveries, respectively, which is included as “interest and other income, net” in our consolidated statements of income.

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

Cash Flows

Cash and cash equivalents were $288,926,000 at December 31, 2016, compared to $259,349,000 at December 31, 2015, an increase of $29,577,000. This increase resulted from (i) $130,820,000 of net cash provided by operating activities, partially offset by (ii) $85,292,000 of net cash used in financing activities and (iii) $15,951,000 of net cash used in investing activities.

Year Ended December 31, 2016

Net cash provided by operating activities of $130,820,000 was comprised of net income of $86,477,000, adjustments for non-cash items of $39,171,000, and the net change in operating assets and liabilities of $5,172,000. The adjustments for non-cash items were primarily comprised of depreciation and amortization (including amortization of debt issuance costs) of $36,374,000 and straight-lining of rental income of $2,347,000.

Net cash used in investing activities of $15,951,000 was primarily comprised of construction in progress and real estate additions of $15,506,000 (primarily related to The Alexander apartment tower), including the payment of a development fee to Vornado of $5,784,000.

Net cash used in financing activities of $85,292,000 was primarily comprised of dividends paid of $81,822,000.

Year Ended December 31, 2015

Net cash provided by operating activities of $106,201,000 was comprised of net income of $76,907,000 and adjustments for non-cash items of $32,853,000, partially offset by the net change in operating assets and liabilities of $3,559,000.  The adjustments for non-cash items were primarily comprised of depreciation and amortization of $33,671,000, partially offset by straight-lining of rental income of $1,418,000.

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

Liquidity and Capital Resources – continued

Year Ended December 31, 2014

Net cash provided by operating activities of $49,487,000 was comprised of net income of $67,925,000 and adjustments for non-cash items of $29,355,000, partially offset by the net change in operating assets and liabilities of $47,793,000.  The adjustments for non-cash items were primarily comprised of depreciation and amortization of $31,919,000, partially offset by straight-lining of rental income of $2,538,000.  The change in operating assets and liabilities was primarily due to the payment of accrued leasing commissions to Vornado of $40,353,000.

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

Funds from Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of NAREIT.  NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.

The following table reconciles our net income to FFO:

	For the Year Ended		For the Quarter Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2016	2015	2016	2015
Net income	$86,477	$76,907	$21,655	$23,572
Depreciation and amortization of real property	33,303	30,741	7,927	8,158
FFO	$119,780	$107,648	$29,582	$31,730

FFO per diluted share	$23.42	$21.06	$5.78	$6.21

Weighted average shares used in computing FFO per diluted share	5,114,084	5,112,352	5,114,701	5,113,077

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2016			2015
		Weighted	Effect of 1%		Weighted
	December 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$909,901	2.08%	$9,099	$913,341	1.71%
Fixed rate	146,246	1.54%	-	146,246	1.56%
	$1,056,147	2.01%	$9,099	$1,059,587	1.69%

Total effect on diluted earnings per share			$1.78

As of December 31, 2016 and 2015, we had an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of December 31, 2016 and 2015, the estimated fair value of our consolidated debt was $1,045,000,000 and $1,054,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Index to Consolidated Financial Statements	Number

Report of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets as of December 31, 2016 and 2015	37

Consolidated Statements of Income for the
Years Ended December 31, 2016, 2015 and 2014	38

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2016, 2015 and 2014	39

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2016, 2015 and 2014	40

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2016, 2015 and 2014	41

Notes to Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander’s, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 13, 2017

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2016	2015
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	985,800	975,015
Development and construction in progress	2,780	9,486
Total	1,033,551	1,029,472
Accumulated depreciation and amortization	(252,737)	(225,533)
Real estate, net	780,814	803,939
Cash and cash equivalents	288,926	259,349
Restricted cash	85,752	85,307
Marketable securities	37,918	43,191
Tenant and other receivables, net of allowance for doubtful accounts of $1,473 and $918, respectively	3,056	4,014
Receivable arising from the straight-lining of rents	179,010	181,357
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$36,960 and $33,482, respectively	48,387	45,840
Other assets	27,367	24,811
	$1,451,230	$1,447,808

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,052,359	$1,053,262
Amounts due to Vornado	897	8,551
Accounts payable and accrued expenses	42,200	30,158
Other liabilities	2,929	2,957
Total liabilities	1,098,385	1,094,928

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,106,196 shares	5,173	5,173
Additional capital	31,189	30,739
Retained earnings	308,995	304,340
Accumulated other comprehensive income	7,862	13,002
	353,219	353,254
Treasury stock: 67,254 shares, at cost	(374)	(374)
Total equity	352,845	352,880
	$1,451,230	$1,447,808

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Property rentals	$151,444	$138,688	$136,628
Expense reimbursements	75,492	69,227	64,186
Total revenues	226,936	207,915	200,814

EXPENSES
Operating, including fees to Vornado of $4,590, $4,476, and $4,516, respectively	82,232	76,218	69,897
Depreciation and amortization	33,807	31,086	29,196
General and administrative, including management fees to Vornado of $2,380
in each year	5,436	5,406	5,032
Total expenses	121,475	112,710	104,125

OPERATING INCOME	105,461	95,205	96,689

Interest and other income, net	3,305	5,949	2,434
Interest and debt expense	(22,241)	(24,239)	(32,068)
Income before income taxes	86,525	76,915	67,055
Income tax (expense) benefit	(48)	(8)	341
Income from continuing operations	86,477	76,907	67,396
Income from discontinued operations	-	-	529
Net income	$86,477	$76,907	$67,925

Income per common share - basic and diluted:
Income from continuing operations	$16.91	$15.04	$13.19
Income from discontinued operations	-	-	0.10
Net income per common share	$16.91	$15.04	$13.29
Weighted average shares outstanding	5,114,084	5,112,352	5,110,628

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$86,477	$76,907	$67,925
Other comprehensive (loss) income:
Change in unrealized net gain on available-for-sale securities	(5,273)	(1,455)	13,124
Change in value of interest rate cap	133	-	(189)
Comprehensive income	$81,337	$75,452	$80,860

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2013	5,173	$5,173	$29,745	$297,515	$1,522	$(374)	$333,581
Net income	-	-	-	67,925	-	-	67,925
Dividends paid	-	-	-	(66,436)	-	-	(66,436)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	13,124	-	13,124
Change in value of interest rate cap	-	-	-	-	(189)	-	(189)
Deferred stock unit grant	-	-	394	-	-	-	394
Balance, December 31, 2014	5,173	5,173	30,139	299,004	14,457	(374)	348,399
Net income	-	-	-	76,907	-	-	76,907
Dividends paid	-	-	-	(71,571)	-	-	(71,571)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	(1,455)	-	(1,455)
Deferred stock unit grant	-	-	600	-	-	-	600
Balance, December 31, 2015	5,173	5,173	30,739	304,340	13,002	(374)	352,880
Net income	-	-	-	86,477	-	-	86,477
Dividends paid	-	-	-	(81,822)	-	-	(81,822)
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	(5,273)	-	(5,273)
Change in value of interest rate cap	-	-	-	-	133	-	133
Deferred stock unit grant	-	-	450	-	-	-	450
Balance, December 31, 2016	5,173	$5,173	$31,189	$308,995	$7,862	$(374)	$352,845

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,477	$76,907	$67,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	36,374	33,671	31,919
Straight-lining of rental income	2,347	(1,418)	(2,538)
Stock-based compensation expense	450	600	394
Reversal of income tax liability	-	-	(420)
Change in operating assets and liabilities:
Tenant and other receivables, net	958	(1,801)	712
Other assets	(9,894)	(4,777)	(4,334)
Amounts due to Vornado	(1,913)	2,228	(42,779)
Accounts payable and accrued expenses	16,049	822	(1,373)
Other liabilities	(28)	(31)	(19)
Net cash provided by operating activities	130,820	106,201	49,487

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(15,506)	(50,121)	(61,964)
Proceeds from maturing (purchases of) short-term investments	-	24,998	(24,998)
Restricted cash	(445)	(705)	5,442
Net cash used in investing activities	(15,951)	(25,828)	(81,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(3,440)	(323,193)	(317,179)
Proceeds from borrowing	-	350,000	300,000
Dividends paid	(81,822)	(71,571)	(66,436)
Debt issuance costs	(30)	(4,075)	(4,255)
Net cash used in financing activities	(85,292)	(48,839)	(87,870)

Net increase (decrease) in cash and cash equivalents	29,577	31,534	(119,903)
Cash and cash equivalents at beginning of year	259,349	227,815	347,718
Cash and cash equivalents at end of year	$288,926	$259,349	$227,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $1,486 in 2015	$19,517	$22,354	$30,656

NON-CASH TRANSACTIONS
Liability for real estate additions, including $54 and $5,795 due to Vornado
in 2016 and 2015, respectively	$322	$10,139	$13,529
Write-off of fully amortized and/or depreciated assets	1,691	20,786	10,626

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

•         731 Lexington Avenue, a 1,311,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 889,000 and 174,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet), The Container Store (34,000 square feet) and Hennes & Mauritz (27,000 square feet) are the principal retail tenants;

•         Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington Coat Factory, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. In January 2017, Sears announced that it plans to close its store in the second quarter of 2017. Under the terms of the lease, Sears is obligated to pay rent through lease expiration in March of 2021;

•         Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us, a one-third owned affiliate of Vornado;

•         The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet and is 98.1% leased as of December 31, 2016;

•         Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA Property, Inc.; and

•         Flushing, a 167,000 square foot building, located at Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property to be developed

•         Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

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

Recently Issued Accounting Literature – In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  In August 2015, the FASB issued an update (“ASU 2015-14”) to ASC 606, Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2017.  In March 2016, the FASB issued an update (“ASU 2016-08”) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09.  In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. We are permitted to use either the retrospective or the modified retrospective method when adopting these standards. We are evaluating the impact of the adoption of these standards on our consolidated financial statements, and have not yet concluded on the method of adoption.

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

In February 2016, the FASB issued (“ASU 2016-02”) Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. ASU 2016-02 will more significantly impact the accounting for leases in which we are a lessee. We will be required to record a right-of-use asset and lease liability for our Flushing property ground lease upon adoption of this standard. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements, including the timing of adopting this standard.

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

In November 2016, the FASB issued an update (“ASU 2016-18”) Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period balances on the statement of cash flows upon adoption of this standard. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.

In January 2017, the FASB issued an update (“ASU 2017-01”) Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. ASU 2017-01 provides a screen to determine when an asset acquired or group of assets acquired is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We have elected to early adopt this standard, effective as of October 1, 2016, for all future acquisitions.  The adoption of this standard will result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed.  There was no impact of the adoption of this standard in the fourth quarter of 2016, as there have been no acquisitions.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2016 and 2015, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $780,814,000 and $803,939,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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

Allowance for Doubtful Accounts  – We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,473,000 and $918,000 as of December 31, 2016 and 2015, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

Expense Reimbursements – revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties.  This revenue is recognized in the same periods as the expenses are incurred.

Parking Income – revenue arising from the rental of parking space at our properties.  This income is recognized as the service is provided.

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2016 were characterized, for federal income taxes, as 97.7% ordinary income and 2.3% long-term capital gain income. Dividends distributed for the year ended December 31, 2015 were characterized, for federal income taxes, as 97.3% ordinary income and 2.7% long-term capital gain income. Dividends distributed for the year ended December 31, 2014 were categorized, for federal income tax purposes, as ordinary income.

The following table reconciles our net income to estimated taxable income for the years ended December 31, 2016, 2015 and 2014.

(Unaudited and in thousands)	Year Ended December 31,
	2016	2015	2014
Net income	$86,477	$76,907	$67,925
Straight-line rent adjustments	2,347	(1,418)	(2,538)
Depreciation and amortization timing differences	(14,534)	2,477	2,283
Reversal of liability for income taxes	-	-	(420)
Other	2,975	751	765
Estimated taxable income	$77,265	$78,717	$68,015

As of December 31, 2016, the net basis of our assets and liabilities for tax purposes are approximately $208,622,000 lower than the amount reported for financial statement purposes.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS

Vornado

As of December 31, 2016, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2016, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.3% of our outstanding common stock, in addition to the 2.2% they indirectly own through Vornado.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, is the Executive Vice President – Finance and Chief Administrative Officer of Vornado.  Stephen W. Theriot, our Assistant Treasurer, is the Chief Financial Officer of Vornado.

Management and Development Agreements

We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $297,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RELATED PARTY TRANSACTIONS – continued

The following is a summary of fees to Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Company management fees	$2,800	$2,800	$2,800
Development fees	194	2,435	3,394
Leasing fees	7,401	2,950	1,430
Property management fees and payments for cleaning, engineering
and security services	4,033	3,614	3,658
	$14,428	$11,799	$11,282

As of December 31, 2016, the amounts due to Vornado were $54,000 for development fees; $428,000 for management, property management, cleaning and security fees; and $415,000 for leasing fees. As of December 31, 2015, the amounts due to Vornado were $5,795,000 for development fees; $283,000 for management, property management and cleaning fees; and $2,473,000 for leasing fees. In March 2016, we paid Vornado a development fee of $5,784,000 related to The Alexander apartment tower.

Toys “R” Us (“Toys”)

As of December 31, 2016, our affiliate, Vornado owned 32.5% of Toys.  Toys leases approximately 47,000 square feet of retail space at our Rego Park II shopping center.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, and Vornado’s Executive Vice President - Finance and Chief Administrative Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors.  During the year ended December 31, 2016, we recognized $2,675,000 of revenue related to the space leased by Toys.

4.     MARKETABLE SECURITIES

As of December 31, 2016 and 2015, we owned 535,265 Macerich common shares, which were received in connection with the sale of Kings Plaza Regional Shopping Center (“Kings Plaza”) to Macerich in 2012.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of December 31, 2016 and 2015, the fair value of these shares were $37,918,000 and $43,191,000, respectively, based on Macerich’s closing share price of $70.84 per share and $80.69 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”  Other comprehensive income includes unrealized losses of $5,273,000 and $1,455,000 for the years ended December 31, 2016 and 2015, respectively.

In October 2015, we recognized $2,141,000 of dividend income as a result of a special dividend declared by Macerich, which is included as a component of “interest and other income, net,” in our consolidated statement of income for the year ended December 31, 2015.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    MORTGAGES PAYABLE

The following is a summary of our outstanding mortgages payable. We intend to refinance our maturing debt as it comes due.

			Interest Rate at	Balance at December 31,
(Amounts in thousands)		Maturity(1)	December 31, 2016	2016	2015
First mortgages secured by:
	Rego Park I shopping center (100% cash	Mar. 2018	0.35%	$78,246	$78,246
	collateralized)(2)
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(3)	Nov. 2018	2.62%	259,901	263,341
	731 Lexington Avenue, office space(4)	Mar. 2021	1.65%	300,000	300,000
	731 Lexington Avenue, retail space(5)	Aug. 2022	2.05%	350,000	350,000
	Total			1,056,147	1,059,587
	Deferred debt issuance costs, net of accumulated
	amortization of $6,824 and $4,267, respectively			(3,788)	(6,325)
				$1,052,359	$1,053,262

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	Extended for two years from March 2016.
(3)	This loan bears interest at LIBOR plus 1.85%.
(4)	This loan bears interest at LIBOR plus 0.95%.
(5)	This loan bears interest at LIBOR plus 1.40%.

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $663,274,000 as of December 31, 2016.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2016, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2017	$3,707
2018	402,440
2019	-
2020	-
2021	300,000
Thereafter	350,000

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of December 31, 2016 and 2015 consist of marketable securities, which are presented in the table below, based on their level in the fair value hierarchy, and an interest rate cap which fair value is insignificant, as of December 31, 2016 and 2015. There were no financial liabilities measured at fair value as of December 31, 2016 and 2015.

	As of December 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$37,918	$37,918	$-	$-

	As of December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$43,191	$43,191	$-	$-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2016 and 2015.

	As of December 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$256,370	$256,370	$226,476	$226,476

Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,056,147	$1,045,000	$1,059,587	$1,054,000

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    LEASES

As Lessor

We lease space to tenants in an office building and in retail centers.  The rental terms range from approximately 5 to 25 years.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales. We also lease residential space at The Alexander apartment tower with one or two year lease terms.

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2017	$145,464
2018	139,371
2019	136,370
2020	134,689
2021	118,062
Thereafter	845,921

These future minimum amounts do not include additional rents based on a percentage of retail tenants’ sales.  For the years ended December 31, 2016, 2015, and 2014, these rents were $182,000, $94,000, and $108,000, respectively.

Bloomberg accounted for $104,590,000, $94,468,000 and $91,109,000, representing approximately 46%, 45% and 45% of our total revenues in each of the years ended December 31, 2016, 2015 and 2014, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

In January 2016, we entered into a lease amendment with Bloomberg which extends the lease term related to 192,000 square feet of office space at our 731 Lexington Avenue property to be coterminous with the other 697,000 square feet of office space leased by Bloomberg through February 2029, with a ten-year extension option.  In connection with the lease amendment, Bloomberg provided a $200,000,000 letter of credit, which amount may be reduced in certain circumstances. We may draw on this letter of credit subject to certain terms of the lease amendment, including an event of default by Bloomberg.  Upon execution of the lease amendment in January 2016, we paid an $8,916,000 leasing commission of which $7,200,000 was to a third party broker and $1,716,000 was to Vornado.

As Lessee
We are a tenant under a long-term ground lease at our Flushing property, which expires in 2027 and has one 10-year extension option.  Future lease payments under this operating lease, excluding the extension option, are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2017	$792
2018	800
2019	800
2020	800
2021	800
Thereafter	4,067

Rent expense was $746,000 in each of the years ended December 31, 2016, 2015 and 2014.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    STOCK-BASED COMPENSATION

Our 2016 Omnibus Stock Plan, which was adopted in May 2016 replacing the expiring 2006 Omnibus Stock Plan, provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado, and any other person or entity as designated by the Omnibus Stock Plan Committee of our Board of Directors.  As of December 31, 2016, there were 8,505 DSUs outstanding and 498,376 shares were available for future grant under the 2016 Omnibus Stock Plan.  We account for all stock-based compensation in accordance with ASC 718.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $348,000 deductible ($293,000 effective January 1, 2017) and 16% of the balance (17% effective January 1, 2017) of a covered loss, and the Federal government is responsible for the remaining 84% (83% effective January 1, 2017) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Rego Park I Litigation

On June 24, 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property alleging that the defendants are liable for harm Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonable possible losses, if any, is not expected to be greater than $650,000.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    COMMITMENTS AND CONTINGENCIES – continued

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were issued and outstanding as of December 31, 2016.

Other

In October 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $21,300,000 of transfer taxes (including interest and penalties as of December 31, 2016) in connection with the sale of Kings Plaza in 2012. We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment. We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

During the years ended December 31, 2016 and 2015, we received approximately $825,000 and $2,100,000 from bankruptcy recoveries, respectively, which is included as “interest and other income, net” in our consolidated statements of income.

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

10.  MULTIEMPLOYER BENEFIT PLANS

Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2016, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2016, 2015 and 2014 our subsidiaries contributed $147,000, $144,000 and $144,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2016, 2015 and 2014.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2016, 2015 and 2014 our subsidiaries contributed $539,000, $554,000 and $533,000, respectively, towards these plans.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2016, 2015 and 2014.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2016	2015	2014
Income from continuing operations	$86,477	$76,907	$67,396
Income from discontinued operations	-	-	529
Net income – basic and diluted	$86,477	$76,907	$67,925

Weighted average shares outstanding – basic and diluted	5,114,084	5,112,352	5,110,628

Income from continuing operations	$16.91	$15.04	$13.19
Income from discontinued operations	-	-	0.10
Net income per common share – basic and diluted	$16.91	$15.04	$13.29

12.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

				Net Income Per
				Common Share(1)
	(Amounts in thousands, except per share amounts)	Revenues	Net Income	Basic	Diluted
	2016
	December 31	$57,253	$21,655	$4.23	$4.23
	September 30	57,120	21,036	4.11	4.11
	June 30	57,005	21,767	4.26	4.26
	March 31	55,558	22,019	4.31	4.31

	2015
	December 31	$52,819	$23,572	$4.61	$4.61
	September 30	52,414	18,172	3.55	3.55
	June 30	50,646	17,341	3.39	3.39
	March 31	52,036	17,822	3.49	3.49
_______________________
(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

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

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 57 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alexander’s, Inc.

Paramus, New Jersey

We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 13, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 13, 2017

ITEM 9b.  other information

None.

PART III

ITEM 10.   directors, executive officers and corporate governance

Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2016.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)

Steven Roth	75

Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009;  a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Joseph Macnow	71

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, regarding our equity compensation.

Number of securities
	(a)		remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	8,505	$-	498,376
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,505	$-	498,376

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

Pages in this
Annual Report
on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended
December 31, 2016, 2015 and 2014	62

Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2016, 2015 and 2014	63

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

ALEXANDER’S, INC.
(Registrant)

Date: February 13, 2017	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 13, 2017
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Joseph Macnow	Executive Vice President and	February 13, 2017
	(Joseph Macnow)	Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 13, 2017
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 13, 2017
(David Mandelbaum)

By:	/s/Wendy Silverstein	Director	February 13, 2017
(Wendy Silverstein)

By:	/s/Arthur Sonnenblick	Director	February 13, 2017
(Arthur Sonnenblick)

By:	/s/Richard R. West	Director	February 13, 2017
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 13, 2017
(Russell B. Wight Jr)

ALEXANDER’S, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions:	Deductions:
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written Off	of Year

Allowance for doubtful accounts:
Year Ended December 31, 2016	$918	$557	$(2)	$1,473

Year Ended December 31, 2015	$1,544	$(314)	$(312)	$918

Year Ended December 31, 2014	$1,993	$705	$(1,154)	$1,544

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016
(Amounts in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
						Gross Amount at Which							Life on which
						Carried at Close of Period							Depreciation
			Initial Cost to Company(2)		Costs			Development		Accumulated			in Latest
				Buildings	Capitalized		Buildings	and		Depreciation			Income
				and Leasehold	Subsequent		and Leasehold	Construction		and	Date of	Date	Statement
Description		Encumbrances(1)	Land	Improvements	to Acquisition	Land	Improvements	In Progress	Total(3)	Amortization	Construction	Acquired(2)	is Computed
New York, NY
	Rego Park I	$78,246	$1,647	$8,953	$52,368	$1,647	$61,285	$36	$62,968	$31,212	1959	1992	3-39 years
	Rego Park II	259,901	3,127	1,467	386,655	3,127	387,999	123	391,249	73,186	2009	1992	3-40 years
	The Alexander apartment tower	-	-	-	119,105	-	119,105	-	119,105	6,081	2016	1992	3-39 years
	Rego Park III	-	779	-	3,124	779	503	2,621	3,903	198	N/A	1992	5-15 years
	Flushing	-	-	1,660	(107)	-	1,553	-	1,553	909	1975(4)	1992	N/A
	Lexington Avenue	650,000	14,432	12,355	416,065	27,497	415,355	-	442,852	141,151	2003	1992	9-39 years
Paramus, NJ		68,000	1,441	-	10,313	11,754	-	-	11,754	-	N/A	1992	N/A

Other Properties		-	167	1,804	(1,804)	167	-	-	167	-	N/A	1992	N/A
TOTAL		$1,056,147	$21,593	$26,239	$985,719	$44,971	$985,800	$2,780	$1,033,551	$252,737

	__________________________
(1)	Excludes deferred debt issuance costs, net of $3,788.
(2)	Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(3)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $208,622 lower than the amount reported for financial statement purposes.
(4)	Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

	December 31,
	2016	2015	2014
REAL ESTATE:
Balance at beginning of period	$1,029,472	$993,927	$919,576
Changes during the period:
Land	-	-	-
Buildings and leasehold improvements	12,464	112,538	4,043
Development and construction in progress	(6,706)	(65,803)	70,365
	1,035,230	1,040,662	993,984
Less: Fully depreciated assets	(1,679)	(11,190)	(57)
Balance at end of period	$1,033,551	$1,029,472	$993,927

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$225,533	$210,025	$185,375
Additions charged to operating expenses	28,883	26,698	24,707
	254,416	236,723	210,082
Less: Fully depreciated assets	(1,679)	(11,190)	(57)
Balance at end of period	$252,737	$225,533	$210,025

EXHIBIT INDEX
Exhibit
No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 3(ii) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

10.1		-

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

*
10.13	-

Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P.  Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.14	-

Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC.  Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007

*

10.15	-

First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008

*

10.16	-

Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year  ended December 31, 2007, filed on February 25, 2008

*

10.17	-

Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P.  Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year  ended December 31, 2007, filed on February 25, 2008

*

10.18	-

Loan Agreement dated as of March 10, 2009 between Alexander’s Rego Park Shopping Center Inc., as Borrower and U.S. Bank National Association, as Lender.  Incorporated herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*

10.19	-

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

*

10.20	-

Amended and Restated Promissory Note dated as of March 10, 2009, by Alexander’s Rego Shopping Center Inc., in favor of U.S. Bank National Association.  Incorporated herein by reference from Exhibit 10.57 to the registrant’s Quarterly Report on for 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009

*
10.21	-

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

*

___________________
*		Incorporated by reference.

10.23		-

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

*

10.25		-

Loan and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Borrower, and the Lender.  Incorporated herein by reference from Exhibit 10.50 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.26		-

Consolidated, Amended and Restated Promissory Note, dated November 30, 2011, by and between Rego II Borrower LLC, as Maker, and the Lender.  Incorporated herein by reference from Exhibit 10.51 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*

10.27		-

Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated November 30, 2011, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee.  Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012

*
10.28		-

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

*
10.31		-

Mortgage Modification Agreement dated March 12, 2012 by and between Alexander’s Rego Shopping Center, Inc., as Mortgagor and U.S. Bank National Association, as Mortgagee.  Incorporated herein by reference from Exhibit 10.56 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012

*
10.32		-

First Amendment and Modification of Loan and Security Agreement and Other Loan Documents, dated as of June 20, 2012 by and between Rego II Borrower LLC, as Borrower, and the Lender.  Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 6, 2012

*
10.33		-

Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012

*
__________________
	*		Incorporated by reference.

10.34	-

Contribution Agreement and Joint Escrow Instructions, dated as of October 21, 2012, by and between Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC and Kings Parking LLC, and Brooklyn Kings Plaza LLC

*
10.35	-	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp	*
10.36	-

Second Omnibus Loan Modification and Extension Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender.  Incorporated herein by reference from exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 6, 2013

*

10.37	-

Second Mortgage Modification Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Mortgator and U.S. Bank National Association, as Mortgagee.  Incorporated herein by reference from exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on May 6, 2013

*

10.38	-

Second Amendment and Modification of Loan Agreement and Other Loan Documents and Ratification of Guarantor, dated November 15, 2013, by and between Rego II Borrower LLC, as Borrower, and the Lender.  Incorporated herein by reference from exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014

*

10.39	-

Partial Release of Mortgage, dated November 15, 2013, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee.  Incorporated herein by reference from exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014

*

10.40	-

Partial Release of Assignment of Leases and Rents, dated November 15, 2013, by and between Rego II Borrower LLC, as Assignor, and the Assignee.  Incorporated herein by reference from exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014

*
10.41	-

Loan Agreement, date as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender.  Incorporated herein by reference from exhibit 10.1 to the registrant’s Quarterly report on Form 10-Q, filed on May 5, 2014

*
10.42	-

Consolidated, Amended and Restated Promissory Note, dated as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender.  Incorporated herein by reference from exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*
10.43	-

Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of February 28, 2014, by and between 731 Office One LLC, as Mortgagor, and German American Capital Corporation, as Mortgagee.  Incorporated herein by reference from exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*
10.44	-

Assignment of Leases and Rents dated as of February 28, 2014, by and between 731 Office One LLC, as Assignor, and German American Capital Corporation, as Assignee.  Incorporated herein by reference from exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*

10.45	-

Guaranty of Recourse Obligations dated as of February 28, 2014, by and between Alexander’s, Inc., as Guarantor, and German American Capital Corporation, as Lender.  Incorporated herein by reference from exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*
10.46	-

Environmental Indemnity Agreement dated as of February 28, 2014, by and between 731 Office One LLC, as Indemnitor, and German American Capital Corporation, as Indemnitee.  Incorporated herein by reference from exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2014

*
__________________
*		Incorporated by reference.

10.47	-

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

*
10.52	-

Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P. Incorporated herein by reference from exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015

*
10.53	-

First Amendment to Rego II Real Estate Sub-Rentention Agreement, dated December 22, 2014 by and between Alexander's, Inc. and Vornado Realty L.P. Incorporated herein by reference from exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015

*
10.54	-

First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander's Management LLC and Vornado Realty, L.P.  Incorporated herein by reference from exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015

*
10.55	-

Third Omnibus Loan Modification and Extension Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2015

*
10.56	-

Third Mortgage Modification Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Mortgator and U. S. Bank National Association, as Mortgagee.  Incorporated herein by reference from exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2015

*
10.57	-

Loan Agreement, dated as of August 5, 2015, by and between 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders.  Incorporated herein by reference from exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2015

*
__________________
*		Incorporated by reference.

10.58	+	-

Second Amendment of Lease, dated as of the 12th of January 2016 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 2, 2016

*
10.59		-

Four Omnibus Loan Modification and Extension Agreement, dated and made effective as of March 8, 2016, by and between Alexanders Rego Shopping Center and U.S. Bank National Association.  Incorporated herein by reference from exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 2, 2016

*
10.60		-

Fourth Mortgage Modification Agreement, dated and made effective as of March 8, 2016, by and between Alexander’s Rego Shopping Center and U.S. Bank National Association.  Incorporated herein by reference from exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on Mary 2, 2016

*
10.61	**	-

Form of Alexander’s Inc. 2016 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees. Incorporated herein by reference from exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on August 1, 2016

*
12		-	Computation of Ratios

21		-	Subsidiaries of Registrant

23		-	Consent of Independent Registered Public Accounting Firm

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase

__________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.
+

Portions of  this exhibit have been omitted pursuant to a  request for confidential treatment filed with the  Securities and  Exchange Commission under  Rule 24b-2. The omitted  confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “redacted”.