Form 10-Q
period 2017-03-31
ALEXANDERS INC
filed 2017-05-01
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-06064

ALEXANDER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

(201) 587-8541

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section  232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. o

☑ Large Accelerated Filer	☐ Accelerated Filer
☐ -Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company ☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑  No

As of April 30, 2017, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) as of
	March 31, 2017 and December 31, 2016	3

	Consolidated Statements of Income (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	5

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	6

	Consolidated Statements of Cash Flows (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	16

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

Exhibit Index		27

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2017	2016
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	987,165	985,800
Development and construction in progress	2,913	2,780
Total	1,035,049	1,033,551
Accumulated depreciation and amortization	(259,655)	(252,737)
Real estate, net	775,394	780,814
Cash and cash equivalents	306,530	288,926
Restricted cash	85,496	85,752
Marketable securities	34,471	37,918
Tenant and other receivables, net of allowance for doubtful accounts of $1,778 and $1,473, respectively	2,549	3,056
Receivable arising from the straight-lining of rents	177,940	179,010
Deferred leasing costs, net, including unamortized leasing fees to Vornado
of $36,087 and $36,960, respectively	47,271	48,387
Other assets	14,281	27,367
	$1,443,932	$1,451,230

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,051,973	$1,052,359
Amounts due to Vornado	542	897
Accounts payable and accrued expenses	39,111	42,200
Other liabilities	2,922	2,929
Total liabilities	1,094,548	1,098,385

Commitments and contingencies	-	-

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	-	-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares;
outstanding, 5,107,290 shares and 5,106,196 shares, respectively	5,173	5,173
Additional capital	31,183	31,189
Retained earnings	308,925	308,995
Accumulated other comprehensive income	4,471	7,862
	349,752	353,219
Treasury stock: 66,160 shares and 67,254 shares, respectively, at cost	(368)	(374)
Total equity	349,384	352,845
	$1,443,932	$1,451,230

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Property rentals	$38,273	$36,653
Expense reimbursements	18,956	18,905
Total revenues	57,229	55,558

EXPENSES
Operating, including fees to Vornado of
$1,128 and $1,255, respectively	20,921	19,654
Depreciation and amortization	8,045	8,333
General and administrative, including management fees
to Vornado of $595 in each period	1,156	1,235
Total expenses	30,122	29,222

OPERATING INCOME	27,107	26,336

Interest and other income, net	727	1,091
Interest and debt expense	(6,160)	(5,406)
Income before income taxes	21,674	22,021
Income tax expense	(7)	(2)
Net income	$21,667	$22,019

Net income per common share – basic and diluted	$4.24	$4.31

Weighted average shares outstanding – basic and diluted	5,114,701	5,113,077

Dividends per common share	$4.25	$4.00

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$21,667	$22,019
Other comprehensive (loss) income:
Change in unrealized net gain on available-for-sale securities	(3,447)	(777)
Change in value of interest rate cap	56	16
Comprehensive income	$18,276	$21,258

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Treasury	Total
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2015	5,173	$5,173	$30,739	$304,340	$13,002	$(374)	$352,880
Net income	-	-	-	22,019	-	-	22,019
Dividends paid	-	-	-	(20,452)	-	-	(20,452)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	(777)	-	(777)
Change in value of interest rate cap	-	-	-	-	16	-	16
Balance, March 31, 2016	5,173	$5,173	$30,739	$305,907	$12,241	$(374)	$353,686

Balance, December 31, 2016	5,173	$5,173	$31,189	$308,995	$7,862	$(374)	$352,845
Net income	-	-	-	21,667	-	-	21,667
Dividends paid	-	-	-	(21,737)	-	-	(21,737)
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	(3,447)	-	(3,447)
Change in value of interest rate cap	-	-	-	-	56	-	56
Other	-	-	(6)	-	-	6	-
Balance, March 31, 2017	5,173	$5,173	$31,183	$308,925	$4,471	$(368)	$349,384

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net income	$21,667	$22,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	8,569	8,974
Straight-lining of rents	1,070	(44)
Changes in operating assets and liabilities:
Tenant and other receivables, net	507	705
Other assets	13,131	5,548
Amounts due to Vornado	(353)	(2,318)
Accounts payable and accrued expenses	(2,961)	10,499
Other liabilities	(7)	(7)
Net cash provided by operating activities	41,623	45,376

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(1,628)	(8,853)
Net cash used in investing activities	(1,628)	(8,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(901)	(836)
Dividends paid	(21,737)	(20,452)
Debt issuance costs	(9)	(16)
Net cash used in financing activities	(22,647)	(21,304)

Net increase in cash and cash equivalents and restricted cash	17,348	15,219
Cash and cash equivalents and restricted cash at beginning of period	374,678	344,656
Cash and cash equivalents and restricted cash at end of period	$392,026	$359,875

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$288,926	$259,349
Restricted cash at beginning of period	85,752	85,307
Cash and cash equivalents and restricted cash at beginning of period	$374,678	$344,656

Cash and cash equivalents at end of period	$306,530	$276,234
Restricted cash at end of period	85,496	83,641
Cash and cash equivalents and restricted cash at end of period	$392,026	$359,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$5,386	$4,676

NON-CASH TRANSACTIONS
Liability for real estate additions, including $52 and $36 for development fees due to Vornado
in 2017 and 2016, respectively	$192	$1,931
Write-off of fully amortized and/or depreciated assets	-	12
Change in unrealized net gain on available-for-sale securities	(3,447)	(777)

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

2.             Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

We currently operate in one business segment.

3.             Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. When adopting this standard, we are permitted to use either the full retrospective method or the modified retrospective method. We will adopt this standard effective as of January 1, 2018 and currently expect to utilize the modified retrospective method of adoption. We have commenced the execution of our project plan for adopting this standard, which consists of gathering and evaluating the inventory of our revenue streams.  We expect this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases upon the adoption of (“ASU 2016-02”) Leases with no impact on “total revenues.” We also expect this standard will have an impact on the timing of gains on certain sales of real estate. We are continuing to evaluate the impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. While the adoption of this standard requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive income.”

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.             Recently Issued Accounting Literature – continued

In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements, including the timing of adopting this standard. ASU 2016-02 will more significantly impact the accounting for leases in which we are a lessee. Upon adoption of this standard, we will be required to record a right-of-use asset and lease liability for our Flushing property ground lease, equal to the present value of the remaining minimum lease payments.  We also expect that this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases with no impact on “total revenues.” In particular, lease components, such as reimbursable real estate taxes and insurance expenses, will be presented in “property rentals” and non-lease components, such as reimbursable operating expenses, will be presented in “expense reimbursements” on our consolidated statements of income.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation – Stock Compensation.  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016.  The adoption of this update as of January 1, 2017, did not have any impact on our consolidated financial statements.

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  We elected to early adopt ASU 2016-15 effective January 1, 2017. The adoption of this update did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued an update (“ASU 2016-18”) Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-18 effective January 1, 2017, with retrospective application to our consolidated statements of cash flows. Accordingly, the consolidated statements of cash flows present a reconciliation of the changes in cash and cash equivalents and restricted cash. Restricted cash primarily consists of cash held in a non-interest bearing escrow account in connection with our Rego Park I 100% cash collateralized mortgage, as well as security deposits and other cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.             Recently Issued Accounting Literature – continued

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

4.             Related Party Transactions

Vornado

As of March 31, 2017, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

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

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended
	March 31,
(Amounts in thousands)	2017	2016
Company management fees	$700	$700
Development fees	28	44
Leasing fees	11	6,458
Property management fees and payments for cleaning, engineering
and security services	988	1,115
	$1,727	$8,317

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.             Related Party Transactions – continued

As of March 31, 2017, the amounts due to Vornado were $52,000 for development fees; $489,000 for management, property management, cleaning and security fees; and $1,000 for leasing fees. As of December 31, 2016, the amounts due to Vornado were $54,000 for development fees; $428,000 for management, property management, cleaning and security fees; and $415,000 for leasing fees. In January 2016, we paid an $8,916,000 leasing commission related to the Bloomberg lease amendment, of which $7,200,000 was to a third party broker and $1,716,000 was to Vornado. In March 2016, we paid Vornado a development fee of $5,784,000 related to The Alexander apartment tower.

Toys “R” Us (“Toys”)

As of March 31, 2017, our affiliate, Vornado owned 32.5% of Toys.  Toys leases approximately 47,000 square feet of retail space at our Rego Park II shopping center.  Joseph Macnow, our Executive Vice President and Chief Financial Officer, and Vornado’s Executive Vice President and Chief Financial Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors. We recognized $884,000 and $713,000 of revenue related to the space leased by Toys for the three months ended March 31, 2017 and 2016, respectively.

5.             Marketable Securities

As of March 31, 2017 and December 31, 2016, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC). These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of March 31, 2017 and December 31, 2016, the fair value of these shares was $34,471,000 and $37,918,000, respectively, based on Macerich’s closing share price of $64.40 per share and $70.84 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income.”

6.             Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $26,010,000 and $26,506,000, representing approximately 45% and 48% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.             Mortgages Payable

The following is a summary of our outstanding mortgages payable as of March 31, 2017 and December 31, 2016.

				Balance as of
			Interest Rate as of	March 31,	December 31,
(Amounts in thousands)		Maturity(1)	March 31, 2017	2017	2016
First mortgages secured by:
	Rego Park I shopping center (100% cash
	collateralized)(2)	Mar. 2018	0.35%	$78,246	$78,246
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(3)	Nov. 2018	2.83%	259,000	259,901
	731 Lexington Avenue, office space(4)	Mar. 2021	1.86%	300,000	300,000
	731 Lexington Avenue, retail space(5)	Aug. 2022	2.23%	350,000	350,000
	Total			1,055,246	1,056,147
	Deferred debt issuance costs, net of accumulated
amortization of $7,348 and $6,824 respectively				(3,273)	(3,788)
				$1,051,973	$1,052,359

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	Extended in March 2016 for two years.
(3)	Interest at LIBOR plus 1.85%.
(4)	Interest at LIBOR plus 0.95%.
(5)	Interest at LIBOR plus 1.40%.

8.             Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of March 31, 2017 and December 31, 2016, consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap which fair value was insignificant, as of March 31, 2017 and December 31, 2016. There were no financial liabilities measured at fair value as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$34,471	$34,471	$-	$-

	As of December 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$37,918	$37,918	$-	$-

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.             Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash equivalents is classified as Level 1 and the fair values of mortgages payable are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$273,477	$273,477	$256,730	$256,730

Liabilities:
Mortgages payable (excluding deferred debt issuance costs)	$1,055,246	$1,042,000	$1,056,147	$1,045,000

9.             Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $293,000 deductible and 17% of the balance of a covered loss, and the Federal government is responsible for the remaining 83% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.

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

Tenant Matters

In April 2017, Sears closed its 195,000 square foot store it leases from us at our Rego Park I property. Annual revenue, including reimbursements, is approximately $10,337,000, under a lease which expires in March of 2021.  There is a straight-line rent receivable of approximately $4,757,000 and unamortized deferred leasing costs of approximately $499,000 on our consolidated balance sheet as of March 31, 2017. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.             Commitments and Contingencies – continued

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of March 31, 2017.

Other

On October 15, 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $21,700,000 of transfer taxes (including interest and penalties as of March 31, 2017) in connection with the sale of Kings Plaza Regional Shopping Center in 2012.  We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment.  We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

There are various other legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.          Earnings Per Share

The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2017	2016
Net income	$21,667	$22,019

Weighted average shares outstanding – basic and diluted	5,114,701	5,113,077

Net income per common share – basic and diluted	$4.24	$4.31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alexander’s, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 1, 2017

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A - Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2016.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2017 and 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.  There have been no significant changes to these policies during 2017.

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

Quarter Ended March 31, 2017 Financial Results Summary

Net income for the quarter ended March 31, 2017 was $21,667,000, or $4.24 per diluted share, compared to $22,019,000, or $4.31 per diluted share for the quarter ended March 31, 2016.  Funds from operations (“FFO”) for the quarter ended March 31, 2017 was $29,581,000, or $5.78 per diluted share, compared to $30,250,000, or $5.92 per diluted share for the quarter ended March 31, 2016.

Square Footage, Occupancy and Leasing Activity

As of March 31, 2017, our portfolio was comprised of seven properties aggregating 2,437,000 square feet and was 99.6% occupied.

Significant Tenants

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $26,010,000 and $26,506,000, representing approximately 45% and 48% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended March 31, 2017, compared to March 31, 2016

Property Rentals

Property rentals were $38,273,000 in the quarter ended March 31, 2017, compared to $36,653,000 in the prior year’s quarter, an increase of $1,620,000. This increase is primarily due to higher rental income from The Alexander apartment tower, which was placed in service in phases beginning July 2015 and leased up to stabilization in September 2016.

Expense Reimbursements

Tenant expense reimbursements were $18,956,000 in the quarter ended March 31, 2017, compared to $18,905,000 in the prior year’s quarter, an increase of $51,000.

Operating Expenses

Operating expenses were $20,921,000 in the quarter ended March 31, 2017, compared to $19,654,000 in the prior year’s quarter, an increase of $1,267,000. This increase was primarily due to higher reimbursable real estate taxes.

Depreciation and Amortization

Depreciation and amortization was $8,045,000 in the quarter ended March 31, 2017, compared to $8,333,000 in the prior year’s quarter, a decrease of $288,000.

General and Administrative Expenses

General and administrative expenses were $1,156,000 in the quarter ended March 31, 2017, compared to $1,235,000 in the prior year’s quarter, a decrease of $79,000.

Interest and Other Income, net

Interest and other income, net was $727,000 in the quarter ended March 31, 2017, compared to $1,091,000 in the prior year’s quarter, a decrease of $364,000. This decrease was primarily due to income in the prior year of $367,000 resulting from a cost reimbursement settlement with a retail tenant at our 731 Lexington Avenue property.

Interest and Debt Expense

Interest and debt expense was $6,160,000 in the quarter ended March 31, 2017, compared to $5,406,000 in the prior year’s quarter, an increase of $754,000. This increase was primarily due to higher average LIBOR.

Income Taxes

Income tax expense was $7,000 in the quarter ended March 31, 2017, compared to $2,000 in the prior year’s quarter.

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

Three Months Ended March 31, 2017

Cash and cash equivalents and restricted cash were $392,026,000 as of March 31, 2017, compared to $374,678,000 as of December 31, 2016, an increase of $17,348,000.  This increase resulted from (i) $41,623,000 of net cash provided by operating activities, partially offset by (ii) $22,647,000 of net cash used in financing activities and (iii) $1,628,000 of net cash used in investing activities.

Net cash provided by operating activities of $41,623,000 was comprised of net income of $21,667,000, adjustments for non-cash items of $9,639,000 and the net change in operating assets and liabilities of $10,317,000. The adjustments for non-cash items were comprised of depreciation and amortization (including amortization of debt issuance costs) of $8,569,000 and straight-lining of rental income of $1,070,000.

Net cash used in investing activities of $1,628,000 was comprised of construction in progress and real estate additions.

Net cash used in financing activities of $22,647,000 was primarily comprised of dividends paid of $21,737,000.

Liquidity and Capital Resources – continued

Three Months Ended March 31, 2016

        Cash and cash equivalents and restricted cash were $359,875,000 as of March 31, 2016, compared to $344,656,000 as of December 31, 2015, an increase of $15,219,000.  This increase resulted from (i) $45,376,000 of net cash provided by operating activities partially offset by (ii) $21,304,000 of net cash used in financing activities and (iii) $8,853,000 of net cash used in investing activities.

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

        Net cash used in investing activities of $8,853,000 was comprised of construction in progress and real estate additions primarily related to The Alexander apartment tower, including the payment of a development fee to Vornado of $5,784,000.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $293,000 deductible and 17% of the balance of a covered loss, and the Federal government is responsible for the remaining 83% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Liquidity and Capital Resources – continued

Tenant Matters

In April 2017, Sears closed its 195,000 square foot store it leases from us at our Rego Park I property. Annual revenue, including reimbursements, is approximately $10,337,000, under a lease which expires in March of 2021. There is a straight-line rent receivable of approximately $4,757,000 and unamortized deferred leasing costs of approximately $499,000 on our consolidated balance sheet as of March 31, 2017. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern.

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

Letters of Credit

Approximately $2,074,000 of standby letters of credit were outstanding as of March 31, 2017.

Other

     On October 15, 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us  assessing an additional $21,700,000 of transfer taxes (including interest and penalties as of March 31, 2017) in connection with the sale of Kings Plaza Regional Shopping Center in 2012.  We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment.  We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

FFO for the Three Months Ended March 31, 2017 and 2016

FFO for the quarter ended March 31, 2017 was $29,581,000, or $5.78 per diluted share, compared to $30,250,000, or $5.92 per diluted share for the prior year’s quarter.

The following table reconciles our net income to FFO:

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2017	2016
Net income	$21,667	$22,019
Depreciation and amortization of real property	7,914	8,231
FFO	$29,581	$30,250

FFO per diluted share	$5.78	$5.92

Weighted average shares used in computing FFO per diluted share	5,114,701	5,113,077

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2017			2016
		Weighted	Effect of 1%		Weighted
	March 31,	Average	Change in	December 31,	Average
(Amounts in thousands, except per share amounts)	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable Rate	$909,000	2.28%	$9,090	$909,901	2.08%
Fixed Rate	146,246	1.54%	-	146,246	1.54%
	$1,055,246	2.18%	$9,090	$1,056,147	2.01%

Total effect on diluted earnings per share			$1.78

As of March 31, 2017 we have an interest rate cap with a notional amount of $300,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of March 31, 2017 and December 31, 2016, the estimated fair value of our consolidated debt was $1,042,000,000 and $1,045,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

For a discussion of the litigation concerning our Rego Park I property, see “Part I – Financial Information, Item 1 – Financial Statements, Note 9 – Commitments and Contingencies.”

Item 1A.       Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

 Item 4.         Mine Safety Disclosures

Not applicable.

 Item 5.         Other Information

On April 26, 2017, the Board of Directors of Alexander’s, Inc. elected Matthew Iocco as its Chief Financial Officer, succeeding Joseph Macnow, effective May 2, 2017.  Mr. Iocco is currently and will continue as Executive Vice President – Chief Accounting Officer of Vornado Realty Trust (“Vornado”), our affiliate, and its Principal Accounting Officer for SEC reporting purposes.  Prior to becoming Executive Vice President – Chief Accounting Officer, Mr. Iocco was Senior Vice President – Financial Reporting at Vornado, where he has been employed since 1999.

 Item 6.        Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: May 1, 2017	By:	/s/ Joseph Macnow
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