Form 10-Q
period 2017-09-30
ALEXANDERS INC
filed 2017-10-30
CIK 3499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2017

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

As of October 30, 2017, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

ASSETS	September 30, 2017		December 31, 2016
Real estate, at cost:
Land	$	44,971	$	44,971
Buildings and leasehold improvements		988,261		985,800
Development and construction in progress		3,276		2,780

Total		1,036,508		1,033,551
Accumulated depreciation and amortization		(273,898)		(252,737)

Real estate, net		762,610		780,814
Cash and cash equivalents		280,010		288,926
Restricted cash		84,504		85,752
Rego Park II loan participation		199,275		-
Marketable securities		29,424		37,918
Tenant and other receivables, net of allowance for doubtful accounts of $1,476 and $1,473, respectively		4,003		3,056
Receivable arising from the straight-lining of rents		175,787		179,010
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $34,251 and $36,960, respectively		44,951		48,387
Other assets		41,493		27,367

	$	1,622,057	$	1,451,230

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$	1,240,069	$	1,052,359
Amounts due to Vornado		533		897
Accounts payable and accrued expenses		36,461		42,200
Other liabilities		2,908		2,929

Total liabilities		1,279,971		1,098,385

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none		-		-
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 and, 5,106,196 shares, respectively		5,173		5,173
Additional capital		31,577		31,189
Retained earnings		306,403		308,995
Accumulated other comprehensive (loss) income		(699)		7,862

		342,454		353,219
Treasury stock: 66,160 shares and 67,254 shares respectively, at cost		(368)		(374)

Total equity		342,086		352,845

	$	1,622,057	$	1,451,230

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017		2016
REVENUES
Property rentals	$37,970	$	37,598	$	114,507	$	113,129
Expense reimbursements	20,124		19,522		58,006		56,554

Total revenues	58,094		57,120		172,513		169,683

EXPENSES
Operating, including fees to Vornado of $1,146, $1,082, $3,365 and $3,389, respectively	21,272		21,714		62,937		60,702
Depreciation and amortization	8,430		8,045		24,613		25,745
General and administrative, including management fees to Vornado of $595 and $1,785 in each three and nine month period, respectively	1,228		1,225		4,080		4,285

Total expenses	30,930		30,984		91,630		90,732

OPERATING INCOME	27,164		26,136		80,883		78,951

Interest and other income, net	2,081		522		4,105		2,388
Interest and debt expense	(8,940)		(5,615)		(22,355)		(16,476)

Income before income taxes	20,305		21,043		62,633		64,863
Income tax expense	(6)		(7)		(7)		(41)

Net income	$20,299	$	21,036	$	62,626	$	64,822

Net income per common share – basic and diluted	$3.97	$	4.11	$	12.24	$	12.68

Weighted average shares outstanding – basic and diluted	5,115,982		5,114,701		5,115,339		5,113,877

Dividends per common share	$4.25	$	4.00	$	12.75	$	12.00

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net income	$	20,299	$	21,036	$	62,626	$	64,822
Other comprehensive (loss) income:
Change in unrealized net gain or loss on available-for-sale securities		(1,653)		(2,419)		(8,494)		96
Change in value of interest rate cap		(11)		37		(67)		80

Comprehensive income	$	18,635	$	18,654	$	54,065	$	64,998

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(Amounts in thousands)

								Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Capital		Retained Earnings				Treasury Stock		Total Equity
	Shares	Amount
Balance, December 31, 2015	5,173	$	5,173	$	30,739	$	304,340	$	13,002	$	(374)	$	352,880
Net income	-		-		-		64,822		-		-		64,822
Dividends paid	-		-		-		(61,363)		-		-		(61,363)
Change in unrealized net gain on available-for-sale securities	-		-		-		-		96		-		96
Change in value of interest rate cap	-		-		-		-		80		-		80
Deferred stock unit grants	-		-		450		-		-		-		450

Balance, September 30, 2016	5,173	$	5,173	$	31,189	$	307,799	$	13,178	$	(374)	$	356,965

Balance, December 31, 2016	5,173	$	5,173	$	31,189	$	308,995	$	7,862	$	(374)	$	352,845
Net income	-		-		-		62,626		-		-		62,626
Dividends paid	-		-		-		(65,218)		-		-		(65,218)
Change in unrealized net gain or loss on available-for-sale securities	-		-		-		-		(8,494)		-		(8,494)
Change in value of interest rate cap	-		-		-		-		(67)		-		(67)
Deferred stock unit grants	-		-		394		-		-		-		394
Other	-		-		(6)		-		-		6		-

Balance, September 30, 2017	5,173	$	5,173	$	31,577	$	306,403	$	(699)	$	(368)	$	342,086

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2017		2016
Net income	$	62,626	$	64,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs		27,049		27,666
Straight-lining of rental income		3,223		1,594
Stock-based compensation expense		394		450
Changes in operating assets and liabilities:
Tenant and other receivables, net		(947)		1,081
Other assets		(14,209)		(23,088)
Amounts due to Vornado		(334)		(1,951)
Accounts payable and accrued expenses		(5,571)		11,346
Other liabilities		(21)		(22)

Net cash provided by operating activities		72,210		81,898

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions		(3,155)		(13,441)
Rego Park II loan participation payment		(200,000)		-
Principal repayment proceeds from Rego Park II loan participation		725		-

Net cash used in investing activities		(202,430)		(13,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments		(302,754)		(2,555)
Proceeds from borrowing		500,000		-
Dividends paid		(65,218)		(61,363)
Debt issuance costs		(11,972)		(16)

Net cash provided by (used in) financing activities		120,056		(63,934)

Net (decrease) increase in cash and cash equivalents and restricted cash		(10,164)		4,523
Cash and cash equivalents and restricted cash at beginning of period		374,678		344,656

Cash and cash equivalents and restricted cash at end of period	$	364,514	$	349,179

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$	288,926	$	259,349
Restricted cash at beginning of period		85,752		85,307

Cash and cash equivalents and restricted cash at beginning of period	$	374,678	$	344,656

Cash and cash equivalents at end of period	$	280,010	$	264,147
Restricted cash at end of period		84,504		85,032

Cash and cash equivalents and restricted cash at end of period	$	364,514	$	349,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$	19,358	$	14,469

NON-CASH TRANSACTIONS
Liability for real estate additions, including $24 and $92 for development fees due to Vornado in 2017 and 2016, respectively	$	124	$	1,053
Write-off of fully amortized and/or depreciated assets		4,265		1,691
Change in unrealized net gain or loss on available-for-sale securities		(8,494)		96

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

We operate in one reportable segment.

3.	Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We will adopt this standard effective January 1, 2018, with the exception of the components of revenue from leases, which has been deferred until the adoption of the update ASU 2016-02 to ASC Topic 842, Leases, on January 1, 2019. We will utilize the modified retrospective method when adopting ASU 2014-09, which requires a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We have analyzed our revenue streams and identified the areas that we expect to be impacted by the adoption of this standard. We expect that this standard will have an impact on the classification of reimbursements of real estate taxes and insurance expenses and certain non-lease components of revenue (e.g., reimbursements of common area maintenance expenses) from leases on our consolidated statements of income, with no impact on “total revenues” for new leases executed on or after January 1, 2019. We are in the process of completing the evaluation of the overall impact of this standard on our consolidated financial statements, including required informational disclosures for our revenue streams beginning with the first reporting period after adoption.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments. ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. While the adoption of this standard requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive income (loss).”

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature – continued

In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and believe that the standard will more significantly impact the accounting for leases in which we are a lessee. We will be required to record a right-of-use asset and lease liability for our Flushing property ground lease, equal to the present value of the remaining minimum lease payments upon adoption of this standard. We also expect that this standard will require us to allocate total consideration from leases between lease and non-lease components based on the estimated stand-alone selling prices of the components. The lease components (e.g., base rent) will continue to be recognized on a straight-line basis over the term of the lease and certain non-lease components (e.g., reimbursements of common area maintenance expenses) will be accounted for under the new revenue recognition guidance of ASU 2014-09. As a result, we expect that this standard will have an impact on the classification of reimbursements of real estate taxes, insurance expenses and common area maintenance expenses on our consolidated statements of income, with no impact on “total revenues” for new leases executed on or after January 1, 2019. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt this standard as of January 1, 2019 under the modified retrospective approach and will elect to use the practical expedients provided by this standard.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The adoption of this update as of January 1, 2017, did not have any impact on our consolidated financial statements.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature – continued

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

In August 2017, the FASB issued an update (“ASU 2017-12”) Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

4.	Rego Park II Loan Participation

On July 28, 2017, we entered into a participation and servicing agreement with the lender on our Rego Park II shopping center loan, which matures on November 30, 2018. We paid $200,000,000 to participate in the loan and are entitled to interest of LIBOR plus 1.60% (2.84% as of September 30, 2017). The investment is presented as “Rego Park II loan participation” on our consolidated balance sheet as of September 30, 2017 and interest earned is recognized as “interest and other income, net” in our consolidated statements of income for the three and nine months ended September 30, 2017.

5.	Related Party Transactions

Vornado

As of September 30, 2017, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

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

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Related Party Transactions – continued

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Amounts in thousands)	2017		2016		2017		2016
Company management fees	$	700	$	700	$	2,100	$	2,100
Development fees		-		44		32		163
Leasing fees		3		106		18		7,397
Property management fees and payments for cleaning and security services		1,006		938		2,947		2,969

	$	1,709	$	1,788	$	5,097	$	12,629

As of September 30, 2017, the amounts due to Vornado were $24,000 for development fees; $507,000 for management, property management, cleaning and security fees; and $2,000 for leasing fees. As of December 31, 2016, the amounts due to Vornado were $54,000 for development fees; $428,000 for management, property management, cleaning and security fees; and $415,000 for leasing fees. In January 2016, we paid an $8,916,000 leasing commission related to the Bloomberg L.P. (“Bloomberg”) lease amendment, of which $7,200,000 was to a third party broker and $1,716,000 was to Vornado. In March 2016, we paid Vornado a development fee of $5,784,000 related to The Alexander apartment tower.

Toys “R” Us (“Toys”)

Our affiliate, Vornado, owns 32.5% of Toys. Joseph Macnow, Vornado’s Executive Vice President and Chief Financial Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors. Toys leases 47,000 square feet of retail space at our Rego Park II shopping center ($2,700,000 of annual revenue). On September 18, 2017, Toys filed for Chapter 11 bankruptcy relief. There are $1,617,000 of unamortized assets on our consolidated balance sheet related to the Toys lease as of September 30, 2017, including tenant improvements, deferred leasing costs and receivables arising from the straight-lining of rent.

6.	Marketable Securities

As of September 30, 2017 and December 31, 2016, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC). These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate. As of September 30, 2017 and December 31, 2016, the fair value of these shares was $29,424,000 and $37,918,000, respectively, based on Macerich’s closing share price of $54.97 per share and $70.84 per share, respectively. These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale. Available-for-sale securities are presented at fair value and unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive (loss) income.”

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Significant Tenant

Bloomberg accounted for revenue of $78,786,000 and $78,567,000 for the nine months ended September 30, 2017 and 2016, respectively, representing approximately 46% of our total revenues in each period. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

8.	Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718. Our 2016 Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.

On May 18, 2017, we granted each of the members of our Board of Directors 183 DSUs with a grant date fair value of $56,250 per grant, or $394,000 in the aggregate. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of September 30, 2017, there were 8,692 DSUs outstanding and 497,095 shares were available for future grant under the Plan.

9.	Mortgages Payable

On June 1, 2017, we completed a $500,000,000 refinancing of the office portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 0.90% and matures in June 2020, with four one-year extension options. In connection therewith, we purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%. The property was previously encumbered by a $300,000,000 interest-only mortgage at LIBOR plus 0.95% which was scheduled to mature in March 2021.

The following is a summary of our outstanding mortgages payable as of September 30, 2017 and December 31, 2016.

			Balance at
(Amounts in thousands)	Maturity(1)	Interest Rate at September 30, 2017	September 30, 2017		December 31, 2016
First mortgages secured by:
Rego Park I shopping center (100% cash collateralized)(2)	Mar. 2018	0.35%	$	78,246	$	78,246
Paramus	Oct. 2018	2.90%		68,000		68,000
Rego Park II shopping center(3)	Nov. 2018	3.09%		257,147		259,901
731 Lexington Avenue, retail space(4)	Aug. 2022	2.63%		350,000		350,000
731 Lexington Avenue, office space(5)	Jun. 2024	2.14%		500,000		300,000

Total				1,253,393		1,056,147
Deferred debt issuance costs, net of accumulated amortization of $4,995 and $6,824 respectively				(13,324)		(3,788)

			$	1,240,069	$	1,052,359

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	Extended in March 2016 for two years.
(3)	Interest at LIBOR plus 1.85%. See page 10 for details of our Rego Park II loan participation.
(4)	Interest at LIBOR plus 1.40%.
(5)	Interest at LIBOR plus 0.90%.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of September 30, 2017 and December 31, 2016, consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of September 30, 2017 and December 31, 2016. There were no financial liabilities measured at fair value as of September 30, 2017 and December 31, 2016.

		As of September 30, 2017
(Amounts in thousands)		Total	Level 1		Level 2		Level 3
Marketable securities	$	29,424	$	29,424	$	-	$	-

		As of December 31, 2016
(Amounts in thousands)		Total	Level 1		Level 2		Level 3
Marketable securities	$	37,918	$	37,918	$	-	$	-

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include the Rego Park II loan participation, mortgages payable, and cash equivalents. The fair values of the Rego Park II loan participation and mortgages payable are calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and are classified as Level 2. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and is classified as Level 1. The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017				As of December 31, 2016
(Amounts in thousands)	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Assets:
Rego Park II loan participation	$	199,275	$	199,275	$	-	$	-
Cash equivalents		246,541		246,541		256,370		256,370

	$	445,816	$	445,816	$	256,370	$	256,370

Liabilities:
Mortgages payable (excluding deferred debt issuance costs)	$	1,253,393	$	1,241,000	$	1,056,147	$	1,045,000

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Commitments and Contingencies

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

Tenant Matters

On April 4, 2017, Sears closed its 195,000 square foot store it leases from us at our Rego Park I property. Annual revenue is approximately $10,337,000, under a lease which expires in March of 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern. There is a straight-line rent receivable of approximately $4,160,000 and unamortized deferred leasing costs of approximately $437,000 on our consolidated balance sheet as of September 30, 2017 which we will continue to assess for recoverability.

On September 19, 2017, the bankruptcy court approved the terms of an order stipulation between Le Cirque, a restaurant operator which leases 13,000 square feet at our 731 Lexington Avenue property (approximately $1,200,000 of annual revenue), and the Company which terminates the lease on January 5, 2018 (original lease expiration was May of 2021). As a result, we began accelerating depreciation and amortization of approximately $2,780,000 of tenant improvements and deferred leasing costs over the new lease term, of which approximately $280,000 was recognized in the quarter ended September 30, 2017 and approximately $2,370,000 and $130,000 will be recognized in the quarters ending December 31, 2017 and March 31, 2018, respectively.

Rego Park I Litigation

In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000.

ALEXANDER’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Commitments and Contingencies – continued

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures on October 5, 2018. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $1,474,000 of standby letters of credit were outstanding as of September 30, 2017.

Other

In October 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $22,490,000 of transfer taxes (including interest and penalties as of September 30, 2017) in connection with the sale of Kings Plaza Regional Shopping Center in November 2012. We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment. We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2017		2016		2017		2016
Net income	$	20,299	$	21,036	$	62,626	$	64,822

Weighted average shares outstanding – basic and diluted		5,115,982		5,114,701		5,115,339		5,113,877

Net income per common share – basic and diluted	$	3.97	$	4.11	$	12.24	$	12.68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander’s, Inc.

Paramus, New Jersey

We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2017 and 2016, and changes in equity and cash flows for the nine month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

October 30, 2017

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2017 and 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Quarter Ended September 30, 2017 Financial Results Summary

Net income for the quarter ended September 30, 2017 was $20,299,000, or $3.97 per diluted share, compared to $21,036,000, or $4.11 per diluted share for the quarter ended September 30, 2016. Funds from operations (“FFO”) for the quarter ended September 30, 2017 was $28,598,000, or $5.59 per diluted share, compared to $28,949,000, or $5.66 per diluted share for the quarter ended September 30, 2016.

Nine Months Ended September 30, 2017 Financial Results Summary

Net income for the nine months ended September 30, 2017 was $62,626,000, or $12.24 per diluted share, compared to $64,822,000, or $12.68 per diluted share for the nine months ended September 30, 2016. FFO for the nine months ended September 30, 2017 was $86,846,000, or $16.98 per diluted share, compared to $90,198,000, or $17.64 per diluted share for the nine months ended September 30, 2016. Net income and FFO for the nine months ended September 30, 2016 included rental income of $2,257,000, or $0.44 per diluted share, resulting from a tenant lease termination at our Rego Park II property in September 2016. Net income for the nine months ended September 30, 2016 also included additional depreciation and amortization of tenant improvements and deferred leasing costs of $1,077,000, or $0.21 per diluted share, related to this lease termination.

Square Footage, Occupancy and Leasing Activity

As of September 30, 2017, our portfolio was comprised of seven properties aggregating 2,437,000 square feet and was 99.3% occupied.

Tenant Matters

On April 4, 2017, Sears closed its 195,000 square foot store it leases from us at our Rego Park I property. Annual revenue is approximately $10,337,000, under a lease which expires in March of 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern. There is a straight-line rent receivable of approximately $4,160,000 and unamortized deferred leasing costs of approximately $437,000 on our consolidated balance sheet as of September 30, 2017 which we will continue to assess for recoverability.

On September 18, 2017, Toys R Us (“Toys”), which leases 47,000 square feet of retail space at our Rego Park II shopping center ($2,700,000 of annual revenue) filed for Chapter 11 bankruptcy relief. There are $1,617,000 of unamortized assets on our consolidated balance sheet related to the Toys lease as of September 30, 2017, including tenant improvements, deferred leasing costs and receivables arising from the straight-lining of rent.

On September 19, 2017, the bankruptcy court approved the terms of an order stipulation between Le Cirque, a restaurant operator which leases 13,000 square feet at our 731 Lexington Avenue property (approximately $1,200,000 of annual revenue), and the Company which terminates the lease on January 5, 2018 (original lease expiration was May of 2021). As a result, we began accelerating depreciation and amortization of approximately $2,780,000 of tenant improvements and deferred leasing costs over the new lease term, of which approximately $280,000 was recognized in the quarter ended September 30, 2017 and approximately $2,370,000 and $130,000 will be recognized in the quarters ending December 31, 2017 and March 31, 2018, respectively.

Overview – continued

Rego Park II Loan Participation

On July 28, 2017, we entered into a participation and servicing agreement with the lender on our Rego Park II shopping center loan, which matures on November 30, 2018. We paid $200,000,000 to participate in the loan and are entitled to interest of LIBOR plus 1.60% (2.84% as of September 30, 2017).

Financing

On June 1, 2017, we completed a $500,000,000 refinancing of the office portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 0.90% and matures in June 2020, with four one-year extension options. In connection therewith, we purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%. The property was previously encumbered by a $300,000,000 interest-only mortgage at LIBOR plus 0.95% which was scheduled to mature in March 2021.

Significant Tenant

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $78,786,000 and $78,567,000 for the nine months ended September 30, 2017 and 2016, respectively, representing approximately 46% of our total revenues in each period. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended September 30, 2017, compared to September 30, 2016

Property Rentals

Property rentals were $37,970,000 in the quarter ended September 30, 2017, compared to $37,598,000 in the prior year’s quarter, an increase of $372,000. This increase was primarily due to higher rental income from The Alexander apartment tower, which was placed in service in phases beginning July 2015 and leased up to stabilization in September 2016.

Expense Reimbursements

Tenant expense reimbursements were $20,124,000 in the quarter ended September 30, 2017, compared to $19,522,000 in the prior year’s quarter, an increase of $602,000. This increase was primarily due to higher reimbursable real estate taxes and higher reimbursable operating expenses.

Operating Expenses

Operating expenses were $21,272,000 in the quarter ended September 30, 2017, compared to $21,714,000 in the prior year’s quarter, a decrease of $442,000. This decrease was primarily due to (i) lower bad debt expense of $539,000 and (ii) lower marketing expenses for The Alexander apartment tower of $330,000, partially offset by (iii) higher real estate taxes of $402,000.

Depreciation and Amortization

Depreciation and amortization was $8,430,000 in the quarter ended September 30, 2017, compared to $8,045,000 in the prior year’s quarter, an increase of $385,000. This increase was primarily due to additional depreciation and amortization of tenant improvements and deferred leasing costs related to Le Cirque’s lease termination agreement at our 731 Lexington Avenue property in September 2017.

General and Administrative Expenses

General and administrative expenses were $1,228,000 in the quarter ended September 30, 2017, compared to $1,225,000 in the prior year’s quarter, an increase of $3,000.

Interest and Other Income, net

Interest and other income, net was $2,081,000 in the quarter ended September 30, 2017, compared to $522,000 in the prior year’s quarter, an increase of $1,559,000. This increase was primarily due to higher interest income of $1,538,000 of which $899,000 was from higher average interest rates and $640,000 was from higher average investment balances.

Interest and Debt Expense

Interest and debt expense was $8,940,000 in the quarter ended September 30, 2017, compared to $5,615,000 in the prior year’s quarter, an increase of $3,325,000. This increase was primarily due to additional interest expense of (i) $1,507,000 due to higher average LIBOR, (ii) $1,198,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on June 1, 2017 for $500,000,000 at LIBOR plus 0.90% (previously a $300,000,000 loan at LIBOR plus 0.95%) and (iii) $642,000 of higher amortization of debt issuance costs.

Income Taxes

Income tax expense was $6,000 in the quarter ended September 30, 2017, compared to $7,000 in the prior year’s quarter.

Results of Operations – Nine Months Ended September 30, 2017, compared to September 30, 2016

Property Rentals

Property rentals were $114,507,000 in the nine months ended September 30, 2017, compared to $113,129,000 in the prior year’s nine months, an increase of $1,378,000. This increase was primarily due to higher rental income of $3,763,000 from The Alexander apartment tower, which was placed in service in phases beginning July 2015 and leased up to stabilization in September 2016, partially offset by income of $2,257,000 in the prior year’s nine months resulting from a tenant lease termination at our Rego Park II property in June 2016.

Expense Reimbursements

Tenant expense reimbursements were $58,006,000 in the nine months ended September 30, 2017, compared to $56,554,000 in the prior year’s nine months, an increase of $1,452,000. This increase was primarily due to higher reimbursable real estate taxes and higher reimbursable operating expenses.

Operating Expenses

Operating expenses were $62,937,000 in the nine months ended September 30, 2017, compared to $60,702,000 in the prior year’s nine months, an increase of $2,235,000. This increase was primarily due to (i) higher real estate taxes of $2,723,000 and (ii) higher reimbursable operating expenses of $555,000, partially offset by (iii) lower marketing costs for The Alexander apartment tower of $1,007,000 and (iv) lower bad debt expense of $270,000.

Depreciation and Amortization

Depreciation and amortization was $24,613,000 in the nine months ended September 30, 2017, compared to $25,745,000 in the prior year’s nine months, a decrease of $1,132,000. This decrease was primarily due to additional depreciation and amortization of tenant improvements and deferred leasing costs of $1,077,000 in the prior year’s nine months related to a tenant lease termination at our Rego Park II property in June 2016.

General and Administrative Expenses

General and administrative expenses were $4,080,000 in the nine months ended September 30, 2017, compared to $4,285,000 in the prior year’s nine months, a decrease of $205,000. This decrease was primarily due to lower directors’ fees and stock-based compensation expense as a result of having one less member on our Board of Directors than in the prior year’s nine months.

Interest and Other Income, net

Interest and other income, net was $4,105,000 in the nine months ended September 30, 2017, compared to $2,388,000 in the prior year’s nine months, an increase of $1,717,000. This increase was primarily due to higher interest income of $2,130,000 of which $1,530,000 was from higher average interest rates and $616,000 was from higher average investment balances, partially offset by income of $367,000 included in the prior year’s nine months from a cost reimbursement settlement with a retail tenant at our 731 Lexington Avenue property.

Interest and Debt Expense

Interest and debt expense was $22,355,000 in the nine months ended September 30, 2017, compared to $16,476,000 in the prior year’s nine months, an increase of $5,879,000. This increase was primarily due to additional interest expense of (i) $3,890,000 due to higher average LIBOR, (ii) $1,479,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on June 1, 2017 for $500,000,000 at LIBOR plus 0.90% (previously a $300,000,000 loan at LIBOR plus 0.95%) and (iii) $511,000 of higher amortization of debt issuance costs.

Income Taxes

Income tax expense was $7,000 in the nine months ended September 30, 2017, compared to $41,000 in the prior year’s nine months.

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

Nine Months Ended September 30, 2017

Cash and cash equivalents and restricted cash were $364,514,000 as of September 30, 2017, compared to $374,678,000 as of December 31, 2016, a decrease of $10,164,000. This decrease resulted from (i) $202,430,000 of net cash used in investing activities, partially offset by (ii) $120,056,000 of net cash provided by financing activities and (iii) $72,210,000 of net cash provided by operating activities.

Net cash used in investing activities of $202,430,000 was primarily comprised of the Rego Park II loan participation payment of $200,000,000 and construction in progress and real estate additions of $3,155,000.

Net cash provided by financing activities of $120,056,000 was primarily comprised of (i) $500,000,000 of proceeds from the refinancing of the office portion of 731 Lexington Avenue, partially offset by (ii) debt repayments of $302,754,000 (primarily the repayment of the former loan on the office portion of 731 Lexington Avenue) and (iii) dividends paid of $65,218,000.

Net cash provided by operating activities of $72,210,000 was comprised of (i) net income of $62,626,000, (ii) adjustments for non-cash items of $30,666,000 and (iii) the net change in operating assets and liabilities of $21,082,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $27,049,000, (ii) straight-lining of rental income of $3,223,000 and (iii) stock-based compensation expense of $394,000.

Liquidity and Capital Resources – continued

Nine Months Ended September 30, 2016

Cash and cash equivalents and restricted cash were $349,179,000 as of September 30, 2016, compared to $344,656,000 as of December 31, 2015, an increase of $4,523,000. This increase resulted from (i) $81,898,000 of net cash provided by operating activities, partially offset by (ii) $63,934,000 of net cash used in financing activities and (iii) $13,441,000 of net cash used in investing activities.

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

Net cash used in investing activities of $13,441,000 was comprised of construction in progress and real estate additions primarily due to The Alexander apartment tower, including the payment of a development fee to Vornado of $5,784,000.

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

Liquidity and Capital Resources – continued

Rego Park I Litigation

In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000.

Paramus

In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures on October 5, 2018. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit

Approximately $1,474,000 of standby letters of credit were outstanding as of September 30, 2017.

Other

In October 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $22,490,000 of transfer taxes (including interest and penalties as of September 30, 2017) in connection with the sale of Kings Plaza Regional Shopping Center in November 2012. We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment. We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

FFO for the Three and Nine Months Ended September 30, 2017 and 2016

FFO for the quarter ended September 30, 2017 was $28,598,000, or $5.59 per diluted share, compared to $28,949,000, or $5.66 per diluted share for the prior year’s quarter.

FFO for the nine months ended September 30, 2017 was $86,846,000, or $16.98 per diluted share, compared to $90,198,000, or $17.64 per diluted share for the prior year’s nine months.

The following table reconciles our net income to FFO:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2017		2016		2017		2016
Net income	$	20,299	$	21,036	$	62,626	$	64,822
Depreciation and amortization of real property		8,299		7,913		24,220		25,376

FFO	$	28,598	$	28,949	$	86,846	$	90,198

FFO per diluted share	$	5.59	$	5.66	$	16.98	$	17.64

Weighted average shares used in computing FFO per diluted share		5,115,982		5,114,701		5,115,339		5,113,877

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2017					2016
(Amounts in thousands, except per share amounts)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate
Variable Rate	$	1,107,147	2.52%	$	11,071	$	909,901	2.08%
Fixed Rate		146,246	1.54%		-		146,246	1.54%

	$	1,253,393	2.40%	$	11,071	$	1,056,147	2.01%

Total effect on diluted earnings per share				$	2.16

As of September 30, 2017, we have an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of September 30, 2017 and December 31, 2016, the estimated fair value of our mortgages payable was $1,241,000,000 and $1,045,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
10.1	-	Loan Agreement, dated as of June 1, 2017, between 731 Office One LLC, as Borrower, and Deutsche Bank AG, New York Branch and Citigroup Global Markets Realty Corp. collectively, as Lender*

10.2	-

Participation and Servicing Agreement for Loan and Security Agreement, dated July  28, 2017, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference from Form 10-Q filed on July 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: October 30, 2017	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and
principal financial and accounting officer)