Form 10-K
period 2017-12-31
ALEXANDERS INC
filed 2018-02-12
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

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

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $890,370,000 at June 30, 2017.

As of January 31, 2018, there were 5,107,290 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2018.

__________________________

(1)    These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2017, portions of which are incorporated by reference herein.

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

•
Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. On April 4, 2017, Sears closed its store at the property. Annual revenue from Sears is approximately $10,600,000, under a lease which expires in March 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern;

•
Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us (“Toys”), a one-third owned affiliate of Vornado. On September 18, 2017, Toys filed for Chapter 11 bankruptcy relief;

•	The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet and is 94.6% leased as of December 31, 2017;

•	Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA Property, Inc.; and

•	Flushing, a 167,000 square foot building, located at Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property to be developed

•	Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

Relationship with Vornado
We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements which expire in March of each year and are automatically renewable.  Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties.

As of December 31, 2017, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2017, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.2% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

Significant Tenant
Bloomberg accounted for revenue of $105,224,000, $104,590,000 and $94,468,000 in the years ended December 31, 2017, 2016, and 2015, respectively, representing approximately 46%, 46% and 45% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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
We currently have 77 employees.

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

In May 2009, Vornado and Interstate each filed with the SEC an amendment to their respective Schedule 13D indicating that they, as a group, own 47.2% of our common stock.  This ownership level, together with the shares owned by Messrs. Roth, Mandelbaum and Wight, makes us a “controlled” company for the purposes of the New York Stock Exchange, Inc.’s Corporate Governance Standards (the “NYSE Rules”).  This means that we are not required to, among other things, have a majority of the members of our Board of Directors be independent under the NYSE Rules, have all of the members of our Compensation Committee be independent under the NYSE Rules or to have a Nominating Committee.  While we have voluntarily complied with a majority of the independence requirements of the NYSE Rules, we are under no obligation to do so and this situation may change at any time.

ITEM 1A. RISK FACTORS
Material factors that may adversely affect our business, operations and financial condition are summarized below.  The risks and uncertainties described herein may not be the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, operations and financial condition. See “Forward-Looking Statements” contained herein on page 4.

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
All of our revenues come from properties located in the greater New York City metropolitan area.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term.  Declines in the economy or declines in the real estate market in this area could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

•	financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	changes in the number of domestic and international tourists to our markets (including, as a result of changes in the relative strengths of world currencies);

•	infrastructure quality;

•	changes in the treatment of the deductibility of state and local taxes; and

•	any oversupply of, or reduced demand for, real estate.

It is impossible for us to assess the future effects of trends in the economic and investment climates of the greater New York City metropolitan region, and more generally of the United States, on the real estate market in this area.  Local, national or global economic downturns would negatively affect our business and profitability.

We are subject to risks that affect the general and New York City retail environments.
Certain of our properties are New York City retail properties.  As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, change in relative strengths of world currencies, the threat of terrorism, increasing competition from discount retailers, outlet malls, retail websites and catalog companies and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations.

Terrorist attacks, such as those of September 11, 2001 in New York City, may adversely affect the value of our properties and our ability to generate cash flow.
All of our properties are located in the greater New York City metropolitan area, and our most significant property, 731 Lexington Avenue, is located on Lexington Avenue and 59th Street in Manhattan.  In response to a terrorist attack or the perceived threat of terrorism, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in this area. This, in turn, would trigger a decrease in the demand for space in these markets, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. Furthermore, we may experience increased costs for security, equipment and personnel. As a result, the value of our properties and the level of our revenues could decline materially.

Natural disasters and the effects of climate change could have a concentrated impact on the area which we operate and could adversely impact our results.
Our investments are in the greater New York City metropolitan area and since they are concentrated along the Eastern Seaboard, natural disasters, including hurricanes, could impact our properties.  Potentially adverse consequences of “global warming” could similarly have an impact on our properties. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.

REAL ESTATE INVESTMENTS’ VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.
The value of real estate fluctuates depending on conditions in the general economy and the real estate business.  These conditions may also adversely impact our revenues and cash flows.

The factors that affect the value of our real estate include, among other things:

•	global, national, regional and local economic conditions;

•	competition from other available space;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	how well we manage our properties;

•	the development and/or redevelopment of our properties;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	whether we are able to pass all or portions of any increases in operating costs through to tenants;

•	changes in real estate taxes and other expenses;

•	whether tenants and users such as customers and shoppers consider a property attractive;

•	changes in consumer preferences adversely affecting retailers and retail store values;

•	changes in space utilization by our tenants due to technology, economic conditions and business environment;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	availability of financing on acceptable terms or at all;

•	inflation or deflation;

•	fluctuations in interest rates;

•	our ability to obtain adequate insurance;

•	changes in zoning laws and taxation;

•	government regulation;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or individual acts of violence in public spaces, including retail centers;

•	potential liability under environmental or other laws or regulations;

•	natural disasters;

•	general competitive factors; and

•	climate changes.

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

Capital markets and economic conditions can materially affect our liquidity, financial condition and results of operations as well as the value of an investment in our debt and equity securities.
There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and economy.  Demand for office and retail space may decline nationwide as it did in 2008 and 2009 due to the economic downturn, bankruptcies, downsizing, layoffs and cost cutting.  Government action or inaction may adversely affect the state of the capital markets.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future.

U.S. federal tax reform legislation now and in the future could affect REITs generally, the geographic markets in which we operate, the trading of our shares and our results of operations, both positively and negatively, in ways that are difficult to anticipate.
The Tax Cuts and Jobs Act of 2017 (the “2017 Act”) represents sweeping tax reform legislation that makes significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules. As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs. Shareholders, however, are generally required to pay taxes on REIT dividends. The 2017 Act and future tax reform legislation could impact our share price or how shareholders and potential investors view an investment in REITs.  For example, the decrease in corporate tax rates in the 2017 Act could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs. In addition, while certain elements of the 2017 Act do not impact us directly as a REIT, they could impact the geographic markets in which we operate as well as our tenants in ways, both positive and negative, that are difficult to anticipate. For example, the limitation in the 2017 Act on the deductibility of certain state and local taxes may make operating in jurisdictions that impose such taxes at higher rates less desirable than operating in jurisdictions imposing such taxes at lower rates.  The overall impact of the 2017 Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities, and it is possible that future guidance could adversely impact us.

Real estate is a competitive business.
We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments.  Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and the quality of services provided.  Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.
Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms.  In addition, because a majority of our income is derived from renting real property, our income, funds available to pay indebtedness and funds available for distribution to stockholders will decrease if certain of our tenants cannot pay their rent or if we are not able to maintain our occupancy levels on favorable terms.  If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs.  During periods of economic adversity for retailers or otherwise, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates.

We may be unable to renew leases or relet space as leases expire.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to stockholders could be adversely affected.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future.  The bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property.  Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants.  As a result, the bankruptcy or insolvency of a major tenant or multiple tenants could result in a lower level of net income and funds available to pay our indebtedness or make distributions to stockholders.

731 Lexington Avenue accounts for a substantial portion of our revenues.  Loss of or damage to the building would adversely affect our financial condition and results of operations.
731 Lexington Avenue accounted for revenue of $148,324,000, $147,567,000 and $137,411,000 in the years ended December 31, 2017, 2016, and 2015, respectively, representing approximately 64%, 65% and 66% of our total revenues in each year, respectively.  Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.
Bloomberg represents a significant portion of our revenues.  Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.
Bloomberg accounted for revenue of $105,224,000, $104,590,000 and $94,468,000 in the years ended December 31, 2017, 2016, and 2015, respectively, representing approximately 46%, 46% and 45% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.

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

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships or reputation, all of which could negatively impact our financial results.
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
Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety.  Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property.  The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination.  These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release.  The presence of contamination or the failure to remediate contamination may also impair our ability to sell or lease real estate or to borrow using the real estate as collateral.  Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air.  The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws.  We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals.  We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.

Each of our properties has been subjected to varying degrees of environmental assessment.  To date, these environmental assessments have not revealed any environmental condition material to our business.  However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in clean-up or compliance requirements could result in significant costs to us.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $293,000 deductible ($306,000 effective January 1, 2018) and 17% of the balance (18% effective January 1, 2018) of a covered loss, and the Federal government is responsible for the remaining 83% (82% effective January 1, 2018) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.
The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. The Federal Reserve Bank said that the publication of these alternative rates is targeted to commence by mid-2018.
Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

We depend upon anchor tenants to attract shoppers at our Rego Park I and II retail properties.
Our Rego Park I and II retail properties are anchored by well-known department stores and other tenants who generate shopping traffic.  The value of these properties would be adversely affected if our anchor tenants failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy.  If the sales of stores operating in our properties were to decline significantly due to economic conditions, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges.  In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord. On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I property. Annual revenue from Sears is approximately $10,600,000, under a lease which expires in March 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern.

WE MAY ACQUIRE OR SELL ASSETS OR DEVELOP PROPERTIES.  OUR FAILURE OR INABILITY TO CONSUMMATE THESE TRANSACTIONS OR MANAGE THE RESULTS OF THESE TRANSACTIONS COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS.

We may acquire, develop, or redevelop properties and this may create risks.
Although our stated business strategy is not to engage in acquisitions, we may acquire or develop properties when we believe that an acquisition or development project is otherwise consistent with our business strategy.  We may not succeed in (i) developing, redeveloping or acquiring properties; (ii) completing these activities on time or within budget; and (iii) leasing or selling developed, redeveloped or acquired properties at amounts sufficient to cover our costs.  Competition in these activities could also significantly increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or types of properties where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, we may be exposed to the liabilities of properties acquired, some of which we may not be aware of at the time of acquisition.

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

We have an investment in marketable equity securities.  The value of this investment may decline as a result of operating performance or economic or market conditions.
We have an investment in Macerich, a retail shopping center company.  As of December 31, 2017, this investment had a carrying amount of $35,156,000.  A significant decline in the value of this investment due to, among other reasons, Macerich’s operating performance or economic or market conditions, may result in the recognition of an impairment loss, which could be material.

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
As of December 31, 2017, we had outstanding mortgage indebtedness of $1,252,440,000, secured by four of our properties.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have a substantial amount of indebtedness that could affect our future operations.
As of December 31, 2017 total debt outstanding was $1,252,440,000. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
As of December 31, 2017, total debt outstanding was $1,252,440,000 and our ratio of total debt to total enterprise value was 42.2%.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2017, our scheduled cash payments for principal and interest were $30,701,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

We might fail to qualify or remain qualified as a REIT, and may be required to pay income taxes at corporate rates.
Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might fail to remain qualified.  Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Internal Revenue Code (the “Code”) for which there are only limited judicial or administrative interpretations and depends on various facts and circumstances that are not entirely within our control.  In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to stockholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If we had to pay federal income tax, the amount of money available to distribute to stockholders and pay our indebtedness would be reduced for the year or years involved, and we would no longer be required to make distributions to stockholders in that taxable year and in future years until we were able to qualify as a REIT and did so. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions.

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

In addition, Alexander’s charter documents authorize the Board of Directors to:

•	cause Alexander’s to issue additional authorized but unissued common stock or preferred stock;

•	classify or reclassify, in one or more series, any unissued preferred stock; and

•	set the preferences, rights and other terms of any classified or reclassified stock that Alexander’s issues.

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

In addition, Vornado, Interstate and its three general partners (each of whom are both trustees of Vornado and Directors of Alexander’s) together beneficially own approximately 58.6% of our outstanding shares of common stock.  This degree of ownership is likely to reduce the possibility of a tender offer or an attempt to change control of the Company by a third party.

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
As of December 31, 2017, Interstate and its partners owned approximately 7.2% of the common shares of beneficial interest of Vornado and approximately 26.2% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

As of December 31, 2017, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.2% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Dr. Richard West is a trustee of Vornado and a member of our Board of Directors and Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco is our Chief Financial Officer and the Executive Vice President - Chief Accounting Officer of Vornado.

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
The trading price of our common shares has been volatile and may continue to fluctuate.
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

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of institutional investor interest in us;

•	the extent of short-selling of our common shares and the shares of our competitors;

•	fluctuations in the stock price and operating results of our competitors;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	domestic and international economic factors unrelated to our performance;

•	changes in tax laws and rules; and

•	all other risk factors addressed elsewhere in this Annual Report on Form 10-K.
A significant decline in our stock price could result in substantial losses for stockholders.
Alexander’s has additional shares of its common stock available for future issuance, which could decrease the market price of the common stock currently outstanding.
The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2017, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 8,692 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 497,095 shares are available for future grant under the terms of our 2016 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     PROPERTIES
The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2017.

				Average
				Annualized			Lease Expiration (s)
	Land	Building	Occupancy	Rent Per			Original		Option
Property	Acreage	Square Feet	Rate	Square Foot	(1)	Tenants	Term	(2)	Term	(3)
Operating Properties:
731 Lexington Avenue
New York, New York
Office		889,000	100%	$115.33		Bloomberg L.P.	2029		2039

Retail		83,000				The Home Depot	2025		2035
		34,000				The Container Store	2021		N/A
		27,000				Hennes & Mauritz	2019		N/A
		30,000				Various	Various		Various
		174,000	99%	181.72
	1.9	1,063,000

Rego Park I
Queens, New York
		195,000				Sears (4)	2021		N/A
		50,000				Burlington	2022		2027
		46,000				Bed Bath & Beyond	2021		N/A
		36,000				Marshalls	2021		N/A
		16,000				Old Navy	2021		N/A
	4.8	343,000	100%	40.78

Rego Park II
Queens, New York
		145,000				Costco	2034		2059
		135,000				Century 21	2030		2050
		133,000				Kohl’s	2030		2050
		47,000				Toys (5)	2021		2036
		149,000				Various	Various		Various
	6.6	609,000	100%	44.72

The Alexander apartment tower, 312 units
Queens, New York	—	255,000	95%	44.82	(6)	Residential	(7)		N/A

Paramus
Paramus, New Jersey	30.3	—	100%	—		IKEA (ground lessee)	2041		N/A

Flushing
Queens, New York (ground leased
through January 2037)	1	167,000	100%	17.36		New World Mall LLC	2027		2037
Property to be Developed:
Rego Park III, adjacent to Rego Park II
Queens, New York	3.2	—	—	—		—	—		—
		2,437,000

(1)
Represents the contractual weighted average rent per square foot, which excludes the impact of tenant concessions (such as free rent) and tenant reimbursements, as of December 31, 2017.  For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.

(2)
Represents  the year in  which the tenant’s lease  expires, without consideration of any renewal or extension options. Lease expiration dates are based on noncancellable lease terms and do not extend beyond any early termination rights that tenants may have under their lease.

(3)	Represents the year in which the tenant’s lease expires if all renewal or extension options are exercised.
(4)	On April 4, 2017, Sears closed its store at the property. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern.
(5)	On September 18, 2017, Toys filed for Chapter 11 bankruptcy relief.
(6)	Average monthly rent per unit is $3,078.
(7)	Residential tenants have one or two year leases.

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

The office portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $500,000,000 as of December 31, 2017.  The interest-only loan is at LIBOR plus 0.90% (2.38% as of December 31, 2017) and matures in June 2020, with four one-year extension options. In connection therewith, we purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.

The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $350,000,000 as of December 31, 2017. The interest-only loan is at LIBOR plus 1.40% (2.78% as of December 31, 2017) and matures in August 2020, with two one-year extension options.

Rego Park I
Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens, New York, is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. On April 4, 2017, Sears closed its store at the property. Annual revenue from Sears is approximately $10,600,000, under a lease which expires in March 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern. The center contains a parking deck (1,241 spaces) that provides for paid parking.

The center is encumbered by a 100% cash collateralized loan with a balance of $78,246,000 as of December 31, 2017.  The loan bears interest at 0.35%, is prepayable at any time without penalty and matures in March 2018.

Rego Park II
Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens, New York, is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys, a one-third owned affiliate of Vornado. On September 18, 2017, Toys filed for Chapter 11 bankruptcy relief. The center contains a parking deck (1,326 spaces) that provides for paid parking.

This center is encumbered by a first mortgage loan with a balance of $256,194,000 as of December 31, 2017.  The loan bears interest at LIBOR plus 1.85% (3.42% as of December 31, 2017) and matures in November 2018. On July 28, 2017, we invested $200,000,000 to participate in the loan and are entitled to interest at LIBOR plus 1.60% (3.17% as of December 31, 2017).

The Alexander Apartment Tower

The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet and is 94.6% leased as of December 31, 2017.

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

In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonable possible losses, if any, is not expected to be greater than $650,000. On April 4, 2017, Sears closed its store at the property.

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

	Year Ended December 31,
	2017			2016
Quarter	High	Low	Dividends	High	Low	Dividends
First	$441.54	$404.48	$4.25	$405.89	$350.03	$4.00
Second	440.50	406.51	4.25	411.53	364.01	4.00
Third	436.00	408.63	4.25	450.04	405.14	4.00
Fourth	436.80	388.60	4.25	451.99	369.33	4.00

On January 17, 2018, we increased our regular quarterly dividend to $4.50 per share (a new indicated annual rate of $18.00 per share).  As of January 31, 2018, there were approximately 232 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2017, we did not sell any unregistered securities.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

During 2017, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2012 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2012	2013	2014	2015	2016	2017
Alexander’s	$100	$103	$142	$129	$149	$144
S&P 500 Index	100	132	151	153	171	208
The NAREIT All Equity Index	100	103	132	135	147	160

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

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2017	2016	2015	2014	2013

Total revenues	$230,574	$226,936	$207,915	$200,814	$196,459

Income from continuing operations	$80,509	$86,477	$76,907	$67,396	$54,663
Income from discontinued operations	—	—	—	529	2,252
Net income	$80,509	$86,477	$76,907	$67,925	$56,915

Income per common share:
Income from continuing operations - basic	$15.74	$16.91	$15.04	$13.19	$10.70
Income from continuing operations - diluted	15.74	16.91	15.04	13.19	10.70
Net income per common share - basic	15.74	16.91	15.04	13.29	11.14
Net income per common share - diluted	15.74	16.91	15.04	13.29	11.14

Dividends per common share	$17.00	$16.00	$14.00	$13.00	$11.00

Balance sheet data:
Total assets	$1,632,395	$1,451,230	$1,447,808	$1,418,392	$1,454,478
Real estate, at cost	1,037,368	1,033,551	1,029,472	993,927	919,576
Accumulated depreciation and amortization	283,044	252,737	225,533	210,025	185,375
Mortgages payable, net of deferred debt issuance costs	1,240,222	1,052,359	1,053,262	1,027,956	1,046,713
Total equity	343,955	352,845	352,880	348,399	333,581

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

Year Ended December 31, 2017 Financial Results Summary
Net income for the year ended December 31, 2017 was $80,509,000, or $15.74 per diluted share, compared to $86,477,000, or $16.91 per diluted share for the year ended December 31, 2016. Funds from operations (“FFO”) (non-GAAP) for the year ended December 31, 2017 was $114,908,000, or $22.46 per diluted share, compared to $119,780,000, or $23.42 per diluted share for the year ended December 31, 2016. Net income for the year ended December 31, 2017 included additional depreciation and amortization of tenant improvements and deferred leasing costs of $2,444,000, or $0.48 per diluted share, resulting from a tenant lease termination at our 731 Lexington Avenue property. Net income and FFO (non-GAAP) for the year ended December 31, 2016 included rental income of $2,257,000, or $0.44 per diluted share, resulting from a tenant lease termination at our Rego Park II property. Net income for the year ended December 31, 2016 also included additional depreciation and amortization of tenant improvements and deferred leasing costs of $1,077,000, or $0.21 per diluted share, related to the tenant lease termination at our Rego Park II property.

Quarter Ended December 31, 2017 Financial Results Summary
Net income for the quarter ended December 31, 2017 was $17,883,000, or $3.50 per diluted share, compared to $21,655,000, or $4.23 per diluted share for the quarter ended December 31, 2016. FFO (non-GAAP) for the quarter ended December 31, 2017 was $28,062,000, or $5.49 per diluted share, compared to $29,582,000, or $5.78 per diluted share for the quarter ended December 31, 2016. Net income for the quarter ended December 31, 2017 included additional depreciation and amortization of tenant improvements and deferred leasing costs of $2,184,000, or $0.43 per diluted share, resulting from a tenant lease termination at our 731 Lexington Avenue property.

Square Footage, Occupancy and Leasing Activity

As of December 31, 2017 our portfolio was comprised of seven properties aggregating 2,437,000 square feet.  As of December 31, 2017, our properties had an occupancy rate of 99.3%.

Tenant Matters
On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I property. Annual revenue from Sears is approximately $10,600,000, under a lease which expires in March 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern. There are $3,865,000 of receivables arising from the straight-lining of rent and $406,000 of unamortized deferred leasing costs on our consolidated balance sheet related to the Sears lease as of December 31, 2017 which we will continue to assess for recoverability.
On September 18, 2017, Toys, which leases 47,000 square feet of retail space at our Rego Park II shopping center ($2,600,000 of annual revenue) filed for Chapter 11 bankruptcy relief. There are $694,000 of tenant improvements, $257,000 of unamortized deferred leasing costs and $544,000 of receivables arising from the straight-lining of rent on our consolidated balance sheet related to the Toys lease as of December 31, 2017.

Overview - continued
On September 19, 2017, the bankruptcy court approved the terms of an order stipulation between Le Cirque, a restaurant operator which leases 13,000 square feet at our 731 Lexington Avenue property (approximately $1,200,000 of annual revenue), and the Company which terminated the lease on January 5, 2018 (original lease expiration was May 2021). As a result, we began accelerating depreciation and amortization of approximately $2,780,000 of tenant improvements and deferred leasing costs over the new lease term, of which approximately $2,650,000 was recognized in the year ended December 31, 2017 and approximately $130,000 will be recognized in the quarter ending March 31, 2018.
Rego Park II Loan Participation
On July 28, 2017, we entered into a participation and servicing agreement with the lender on our Rego Park II shopping center loan, which matures on November 30, 2018. We invested $200,000,000 to participate in the loan and are entitled to interest at LIBOR plus 1.60% (3.17% as of December 31, 2017).

Financing
On June 1, 2017, we completed a $500,000,000 refinancing of the office portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 0.90% (2.38% as of December 31, 2017) and matures in June 2020, with four one-year extension options. In connection therewith, we purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%. The property was previously encumbered by a $300,000,000 interest-only mortgage at LIBOR plus 0.95% which was scheduled to mature in March 2021.

Significant Tenant
Bloomberg accounted for revenue of $105,224,000, $104,590,000 and $94,468,000 in the years ended December 31, 2017, 2016 and 2015, respectively, representing approximately 46%, 46% and 45% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2017 and 2016, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $754,324,000 and $780,814,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

Critical Accounting Policies and Estimates - continued
Our properties and related intangible assets, including properties to be developed in the future, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  For our development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value.  If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements.  Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,501,000 and $1,473,000 as of December 31, 2017 and 2016, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

Revenue Recognition
We have the following revenue sources and revenue recognition policies:

•
Base Rent – revenue arising from tenant leases.  These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and free rent abatements under the leases.  We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use.  In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease;

•
Percentage Rent – revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds.  These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved);

•
Expense Reimbursements – revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective properties.  This revenue is recognized in the same periods as the expenses are incurred;

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

Results of Operations – Year Ended December 31, 2017 compared to December 31, 2016

Property Rentals
Property rentals were $152,857,000 in the year ended December 31, 2017, compared to $151,444,000 in the prior year, an increase of $1,413,000.  This increase was primarily due to higher rental income of $3,730,000 from The Alexander apartment tower, which was placed in service in phases beginning July 2015 and leased up to stabilization in September 2016, partially offset by income of $2,257,000 in 2016 resulting from a tenant lease termination at our Rego Park II property.

Expense Reimbursements
Tenant expense reimbursements were $77,717,000 in the year ended December 31, 2017, compared to $75,492,000 in the prior year, an increase of $2,225,000. This increase was primarily due to higher reimbursable real estate taxes and higher reimbursable operating expenses.

Operating Expenses
Operating expenses were $85,127,000 in the year ended December 31, 2017, compared to $82,232,000 in the prior year, an increase of $2,895,000.  This increase was primarily due to (i) higher real estate taxes of $3,267,000 and (ii) higher reimbursable operating expenses of $903,000, partially offset by (iii) lower marketing costs for The Alexander apartment tower of $1,098,000 and (iv) lower bad debt expense of $504,000.

Depreciation and Amortization
Depreciation and amortization was $34,925,000 in the year ended December 31, 2017, compared to $33,807,000 in the prior year, an increase of $1,118,000. This increase was primarily due to additional depreciation and amortization of tenant improvements and deferred leasing costs of $2,444,000 related to a tenant lease termination at our 731 Lexington Avenue property in September 2017, partially offset by additional depreciation and amortization of tenant improvements and deferred leasing costs of $1,077,000 in 2016 related to a tenant lease termination at our Rego Park II property.

General and Administrative Expenses
General and administrative expenses were $5,252,000 in the year ended December 31, 2017, compared to $5,436,000 in the prior year, a decrease of $184,000. This decrease was primarily due to lower director’s fees and stock-based compensation expense as a result of having one less member on our Board of Directors in 2017.

Interest and Other Income, net
Interest and other income, net was $6,716,000 in the year ended December 31, 2017, compared to $3,305,000 in the prior year, an increase of $3,411,000. This increase was primarily due to higher interest income of (i) $2,453,000 from the Rego Park II loan participation, (ii) $1,418,000 from an increase in the average interest rates and (iii) $216,000 from an increase in the average investment balances, partially offset by (iv) lower income of $429,000 in connection with bankruptcy recoveries and (v) income of $367,000 in the prior year from a cost reimbursement settlement with a retail tenant at our 731 Lexington Avenue property.

Interest and Debt Expense
Interest and debt expense was $31,474,000 in the year ended December 31, 2017, compared to $22,241,000 in the prior year, an increase of $9,233,000.  This increase was primarily due to higher interest expense of (i) $5,289,000 due to an increase in average LIBOR, (ii) $2,658,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on June 1, 2017 for $500,000,000 at LIBOR plus 0.90% (previously a $300,000,000 loan at LIBOR plus 0.95%) and (iii) $1,188,000 of higher amortization of debt issuance costs.

Income Taxes
Income tax expense was $3,000 in the year ended December 31, 2017, compared to $48,000 in the prior year.

Results of Operations – Year Ended December 31, 2016 compared to December 31, 2015

Property Rentals
Property rentals were $151,444,000 in the year ended December 31, 2016, compared to $138,688,000 in the prior year, an increase of $12,756,000.  This increase was primarily due to (i) rental income of $7,271,000 from The Alexander apartment tower, which was placed in service in phases beginning July 2015 and leased up to stabilization in September 2016, (ii) higher rental income of $3,366,000 from the January 2016 lease amendment with Bloomberg at 731 Lexington Avenue and (iii) income of $2,257,000 resulting from a tenant lease termination at our Rego Park II property in June 2016.

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

Operating Expenses
Operating expenses were $82,232,000 in the year ended December 31, 2016, compared to $76,218,000 in the prior year, an increase of $6,014,000.  This increase was primarily due to (i) higher operating expenses of $2,494,000 related to The Alexander apartment tower, which was placed in service in phases beginning July 2015 and leased up to stabilization in September 2016, (ii) higher reimbursable real estate taxes of $3,703,000 and (iii) higher bad debt expense of $871,000, partially offset by (iv) lower reimbursable operating expenses of $1,068,000.

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

Interest and Debt Expense
Interest and debt expense was $22,241,000 in the year ended December 31, 2016, compared to $24,239,000 in the prior year, a decrease of $1,998,000.  This decrease was primarily due to savings of $5,631,000 resulting from the refinancing of the retail portion of 731 Lexington Avenue on August 5, 2015 at LIBOR plus 1.40%, or 2.05% as of December 31, 2016 (the prior loan had a fixed rate of 4.93%); partially offset by lower capitalized interest of $1,486,000 as a result of completing the development of The Alexander apartment tower, which was placed in service in phases beginning July 2015 and $2,066,000 due to an increase in average LIBOR.

Income Taxes
Income tax expense was $48,000 in the year ended December 31, 2016, compared to $8,000 in the prior year.

Related Party Transactions

Vornado
Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2017, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.2% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

As of December 31, 2017, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 4 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.

Toys
Our affiliate, Vornado, owns 32.5% of Toys.  Joseph Macnow, Vornado’s Executive Vice President - Chief Financial Officer and Chief Administrative Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors.  Toys leases 47,000 square feet of retail space at our Rego Park II shopping center ($2,600,000 of annual revenue). On September 18, 2017, Toys filed for Chapter 11 bankruptcy relief. There are $694,000 of tenant improvements, $257,000 of unamortized deferred leasing costs and $544,000 of receivables arising from the straight-lining of rent on our consolidated balance sheet related to the Toys lease as of December 31, 2017.

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

Dividends

On January 17, 2018, we increased our regular quarterly dividend to $4.50 per share (a new indicated annual rate of $18.00 per share).  The new dividend, when declared by the Board of Directors for all of 2018, will require us to pay out approximately $92,100,000.

Rego Park II Loan Participation

On July 28, 2017, we entered into a participation and servicing agreement with the lender on our Rego Park II shopping center loan, which matures on November 30, 2018. We invested $200,000,000 to participate in the loan and are entitled to interest at LIBOR plus 1.60% (3.17% as of December 31, 2017).

Financing Activities and Contractual Obligations

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

Liquidity and Capital Resources - continued

Below is a summary of our outstanding debt and maturities as of December 31, 2017.  We may refinance our maturing debt as it comes due or choose to repay it.

	Balance	Interest Rate	Maturity (1)
(Amounts in thousands)
Rego Park I shopping center (100% cash collateralized)	$78,246	0.35%	Mar. 2018
Paramus	68,000	2.90%	Oct. 2018
Rego Park II shopping center(2)	256,194	3.42%	Nov. 2018
731 Lexington Avenue, retail space(3)	350,000	2.78%	Aug. 2022
731 Lexington Avenue, office space(4)	500,000	2.38%	Jun. 2024
Total	1,252,440
Deferred debt issuance costs, net of accumulated amortization of $6,315	(12,218)
Total, net	$1,240,222

(1) Represents the extended maturity where we have the unilateral right to extend.
(2) This loan bears interest at LIBOR plus 1.85%. See page 29 for details of our Rego Park II loan participation.
(3) This loan bears interest at LIBOR plus 1.40%.
(4) This loan bears interest at LIBOR plus 0.90%.

Below is a summary of our contractual obligations and commitments as of December 31, 2017.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations (principal and interest)(1):
Long-term debt obligations	$1,385,231	$433,997	$43,921	$389,861	$517,452
Operating lease obligations	7,267	800	1,600	1,600	3,267
	$1,392,498	$434,797	$45,521	$391,461	$520,719
Commitments:
Standby letters of credit	$1,474	$1,474	$—	$—	$—

(1)	Interest on variable rate debt is computed using rates in effect as of December 31, 2017.

Commitments and Contingencies

Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $293,000 deductible ($306,000 effective January 1, 2018) and 17% of the balance (18% effective January 1, 2018) of a covered loss, and the Federal government is responsible for the remaining 83% (82% effective January 1, 2018) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

Liquidity and Capital Resources - continued

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

Rego Park I Litigation
In June 2014, Sears filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leases at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonable possible losses, if any, is not expected to be greater than $650,000.

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

Letters of Credit

Approximately $1,474,000 of standby letters of credit were outstanding as of December 31, 2017.

Other

In October 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $22,910,000 of transfer taxes (including interest and penalties as of December 31, 2017) in connection with the sale of Kings Plaza Regional Shopping Center in November 2012. We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment. We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

We received approximately $396,000, $825,000 and $2,100,000 from bankruptcy recoveries during the years ended December 31, 2017, 2016 and 2015, respectively, which is included as “interest and other income, net” in our consolidated statements of income.

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

Liquidity and Capital Resources - continued

Cash Flows for the Year Ended December 31, 2017
Cash and cash equivalents and restricted cash were $393,279,000 at December 31, 2017, compared to $374,678,000 at December 31, 2016, an increase of $18,601,000. This increase resulted from (i) $123,426,000 of net cash provided by operating activities, and (ii) $97,146,000 of net cash provided by financing activities, partially offset by (iii) $201,971,000 of net cash used in investing activities.

Net cash provided by operating activities of $123,426,000 was comprised of net income of $80,509,000 and adjustments for non-cash items of $43,372,000, partially offset by the net change in operating assets and liabilities of $455,000. The adjustments for non-cash items were primarily comprised of depreciation and amortization (including amortization of debt issuance costs) of $38,681,000 and straight-lining of rental income of $4,297,000.

Net cash provided by financing activities of $97,146,000 was primarily comprised of (i) $500,000,000 of proceeds from the refinancing of the office portion of 731 Lexington Avenue, partially offset by (ii) debt repayments of $303,707,000 (primarily the repayment of the former loan on the office portion of 731 Lexington Avenue) and (iii) dividends paid of $86,961,000.

Net cash used in investing activities of $201,971,000 was primarily comprised of the Rego Park II loan participation payment of $200,000,000 and construction in progress and real estate additions of $3,434,000.

Cash Flows for the Year Ended December 31, 2016
Cash and cash equivalents and restricted cash were $374,678,000 at December 31, 2016, compared to $344,656,000 at December 31, 2015, an increase of $30,022,000. This increase resulted from (i) $130,820,000 of net cash provided by operating activities, partially offset by (ii) $85,292,000 of net cash used in financing activities and (iii) $15,506,000 of net cash used in investing activities.

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

Net cash used in investing activities of $15,506,000 was comprised of construction in progress and real estate additions of $15,506,000 (primarily related to The Alexander apartment tower), including the payment of a development fee to Vornado of $5,784,000.

Cash Flows for the Year Ended December 31, 2015
Cash and cash equivalents and restricted cash were $344,656,000 at December 31, 2015, compared to $312,417,000 at December 31, 2014, an increase of $32,239,000. This increase resulted from (i) $106,201,000 of net cash provided by operating activities, partially offset by (ii) $48,839,000 of net cash used in financing activities and (iii) $25,123,000 of net cash used in investing activities.

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

Net cash used in investing activities of $25,123,000 was comprised of construction in progress and real estate additions of $50,121,000 (primarily related to The Alexander apartment tower) partially offset by proceeds of $24,998,000 from short-term investments that matured during the second quarter of 2015.

Funds from Operations (“FFO”) (non-GAAP)

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

The following table reconciles our net income to FFO (non-GAAP):

	For the Year Ended		For the Three Months Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2017	2016	2017	2016
Net income	$80,509	$86,477	$17,883	$21,655
Depreciation and amortization of real property	34,399	33,303	10,179	7,927
FFO (non-GAAP)	$114,908	$119,780	$28,062	$29,582

FFO per diluted share (non-GAAP)	$22.46	$23.42	$5.49	$5.78

Weighted average shares used in computing FFO per diluted share	5,115,501	5,114,084	5,115,982	5,114,701

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2017			2016
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

(Amounts in thousands, except per share amounts)
Variable rate	$1,106,194	2.75%	$11,062	$909,901	2.08%
Fixed rate	146,246	1.54%	—	146,246	1.54%
	$1,252,440	2.61%	$11,062	$1,056,147	2.01%

Total effect on diluted earnings per share			$2.16

As of December 31, 2017 we had an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of December 31, 2017 and 2016, the estimated fair value of our consolidated debt was $1,239,000,000 and $1,045,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets as of December 31, 2017 and 2016	37

Consolidated Statements of Income for the
Years Ended December 31, 2017, 2016 and 2015	38

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2017, 2016 and 2015	39

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2017, 2016 and 2015	40

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2017, 2016 and 2015	41

Notes to Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Alexander’s, Inc.
Paramus, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 12, 2018

We have served as the Company’s auditor since 1969.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2017	2016
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	988,846	985,800
Development and construction in progress	3,551	2,780
Total	1,037,368	1,033,551
Accumulated depreciation and amortization	(283,044)	(252,737)
Real estate, net	754,324	780,814
Cash and cash equivalents	307,536	288,926
Restricted cash	85,743	85,752
Rego Park II loan participation	198,537	—
Marketable securities	35,156	37,918
Tenant and other receivables, net of allowance for doubtful accounts of $1,501 and $1,473, respectively	2,693	3,056
Receivable arising from the straight-lining of rents	174,713	179,010
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$35,152 and $36,960, respectively	45,790	48,387
Other assets	27,903	27,367
	$1,632,395	$1,451,230

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,240,222	$1,052,359
Amounts due to Vornado	2,490	897
Accounts payable and accrued expenses	42,827	42,200
Other liabilities	2,901	2,929
Total liabilities	1,288,440	1,098,385

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares;
outstanding, 5,107,290 and 5,106,196 shares, respectively	5,173	5,173
Additional capital	31,577	31,189
Retained earnings	302,543	308,995
Accumulated other comprehensive income	5,030	7,862
	344,323	353,219
Treasury stock: 66,160 and 67,254 shares, respectively, at cost	(368)	(374)
Total equity	343,955	352,845
	$1,632,395	$1,451,230

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Property rentals	$152,857	$151,444	$138,688
Expense reimbursements	77,717	75,492	69,227
Total revenues	230,574	226,936	207,915
EXPENSES
Operating, including fees to Vornado of $4,671, $4,590, and $4,476, respectively	85,127	82,232	76,218
Depreciation and amortization	34,925	33,807	31,086
General and administrative, including management fees to Vornado of $2,380
in each year	5,252	5,436	5,406
Total expenses	125,304	121,475	112,710

OPERATING INCOME	105,270	105,461	95,205

Interest and other income, net	6,716	3,305	5,949
Interest and debt expense	(31,474)	(22,241)	(24,239)
Income before income taxes	80,512	86,525	76,915
Income tax expense	(3)	(48)	(8)
Net income	$80,509	$86,477	$76,907

Net income per common share - basic and diluted	$15.74	$16.91	$15.04

Weighted average shares outstanding- basic and diluted	5,115,501	5,114,084	5,112,352

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$80,509	$86,477	$76,907
Other comprehensive (loss) income:
Change in unrealized net gain on available-for-sale securities	(2,762)	(5,273)	(1,455)
Change in value of interest rate cap	(70)	133	—
Comprehensive income	$77,677	$81,337	$75,452

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Capital	Retained Earnings		Treasury Stock	Total Equity
	Shares	Amount
Balance, December 31, 2014	5,173	$5,173	$30,139	$299,004	$14,457	$(374)	$348,399
Net income	—	—	—	76,907	—	—	76,907
Dividends paid	—	—	—	(71,571)	—	—	(71,571)
Change in unrealized net gain
on available-for-sale securities	—	—	—	—	(1,455)	—	(1,455)
Deferred stock unit grant	—	—	600	—	—	—	600
Balance, December 31, 2015	5,173	5,173	30,739	304,340	13,002	(374)	352,880
Net income	—	—	—	86,477	—	—	86,477
Dividends paid	—	—	—	(81,822)	—	—	(81,822)
Change in unrealized net gain
on available-for-sale securities	—	—	—	—	(5,273)	—	(5,273)
Change in value of interest rate cap	—	—	—	—	133		133
Deferred stock unit grant	—	—	450	—	—	—	450
Balance, December 31, 2016	5,173	5,173	31,189	308,995	7,862	(374)	352,845
Net income	—	—	—	80,509	—	—	80,509
Dividends paid	—	—	—	(86,961)	—	—	(86,961)
Change in unrealized net gain
on available-for-sale securities	—	—	—	—	(2,762)	—	(2,762)
Change in value of interest rate cap	—	—	—	—	(70)	—	(70)
Deferred stock unit grant	—	—	394	—	—	—	394
Other	—	—	(6)	—	—	6	—
Balance, December 31, 2017	5,173	$5,173	$31,577	$302,543	$5,030	$(368)	$343,955

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80,509	$86,477	$76,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	38,681	36,374	33,671
Straight-lining of rental income	4,297	2,347	(1,418)
Stock-based compensation expense	394	450	600
Change in operating assets and liabilities:
Tenant and other receivables, net	363	958	(1,801)
Other assets	(2,627)	(9,894)	(4,777)
Amounts due to Vornado	1,626	(1,913)	2,228
Accounts payable and accrued expenses	211	16,049	822
Other liabilities	(28)	(28)	(31)
Net cash provided by operating activities	123,426	130,820	106,201

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(3,434)	(15,506)	(50,121)
Rego Park II loan participation payment	(200,000)	—	—
Proceeds from maturing short-term investments	—	—	24,998
Principal repayment proceeds from Rego Park II loan participation	1,463	—	—
Net cash used in investing activities	(201,971)	(15,506)	(25,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(303,707)	(3,440)	(323,193)
Proceeds from borrowing	500,000	—	350,000
Dividends paid	(86,961)	(81,822)	(71,571)
Debt issuance costs	(12,186)	(30)	(4,075)
Net cash provided by (used in) financing activities	97,146	(85,292)	(48,839)

Net increase in cash and cash equivalents and restricted cash	18,601	30,022	32,239
Cash and cash equivalents and restricted cash at beginning of year	374,678	344,656	312,417
Cash and cash equivalents and restricted cash at end of year	$393,279	$374,678	$344,656
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	288,926	259,349	227,815
Restricted cash at beginning of year	85,752	85,307	84,602
Cash and cash equivalents and restricted cash at beginning of year	374,678	344,656	312,417

Cash and cash equivalents at end of year	307,536	288,926	259,349
Restricted cash at end of year	85,743	85,752	85,307
Cash and cash equivalents and restricted cash at end of year	393,279	374,678	344,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, excluding capitalized interest of $1,486 in 2015	$26,994	$19,517	$22,354

NON-CASH TRANSACTIONS
Liability for real estate additions, including $21, $54 and $5,795 due to Vornado
in 2017, 2016 and 2015, respectively	$705	$322	$10,139
Write-off of fully amortized and/or depreciated assets	4,265	1,691	20,786
Change in unrealized net gain on available-for-sale securities	(2,762)	(5,273)	(1,455)

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

•
Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens.  The center is anchored by a 195,000 square foot Sears department store, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. On April 4, 2017, Sears closed its store at the property. Annual revenue from Sears is approximately $10,600,000, under a lease which expires in March 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern;

•
Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s.  In addition, 47,000 square feet is leased to Toys “R” Us/Babies “R” Us (“Toys”), a one-third owned affiliate of Vornado. On September 18, 2017, Toys filed for Chapter 11 bankruptcy relief;

•	The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet and is 94.6% leased as of December 31, 2017;

•	Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA Property, Inc.; and

•	Flushing, a 167,000 square foot building, located at Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property to be developed

•	Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

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

Recently Issued Accounting Literature – In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard effective January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We have completed our evaluation of the standard’s impact on our revenue streams. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments (“ASC 825”). ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this standard effective January 1, 2018 using the modified retrospective approach. While the adoption of this standard requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive (loss) income.” As a result, on January 1, 2018 we recorded an increase to retained earnings of $5,156,000 to recognize the unrealized gains previously recorded within “accumulated other comprehensive income.” Subsequent changes in the fair value of our marketable securities will be recorded to “interest and other income, net.”

In February 2016, the FASB issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and believe that the standard will more significantly impact the accounting for leases in which we are a lessee. We will be required to record a right-of-use asset and lease liability for our Flushing property ground lease, equal to the present value of the remaining minimum lease payments, and will continue to recognize expense on a straight-line basis upon adoption of this standard. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We will adopt this standard effective January 1, 2019 using the modified retrospective approach and will elect to use the practical expedients provided by this standard.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation - Stock Compensation (“ASC 718”).  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016.  The adoption of this update as of January 1, 2017 did not have a material impact on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-15 effective January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition, as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard on January 1, 2018 is not expected to have an impact on our consolidated financial statements.

In August 2017, the FASB issued an update (“ASU 2017-12”) Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard on January 1, 2019 is not expected to have a material impact on our consolidated financial statements.

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2017 and 2016, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $754,324,000 and $780,814,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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

Short-term Investments – Short-term investments consist of United States Treasury Bills with original maturities greater than three but less than six months. These highly liquid investments are classified as available-for-sale and are presented at fair value on our consolidated balance sheets. Prior to January 1, 2018, unrealized gains and losses resulting from these investments were included in “other comprehensive (loss) income.” Effective January 1, 2018, changes in the fair value of these investments are recognized in current period earnings in accordance with ASC 825.

Restricted Cash –  Restricted cash primarily consists of cash held in a non-interest bearing escrow account in connection with our Rego Park I 100% cash collateralized mortgage, as well as security deposits and other cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Marketable Securities – Our marketable securities consist of common shares of The Macerich Company (NYSE: MAC) (“Macerich”), which are classified as available-for-sale.  Available-for-sale securities are presented at fair value on our consolidated balance sheets.  Prior to January 1, 2018, unrealized gains and losses resulting from the mark-to-market of these securities were included in “other comprehensive (loss) income.” Effective January 1, 2018, changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825. We evaluate our marketable securities for impairment at the end of each reporting period.  If investments have unrealized losses, we evaluate the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline.  In our evaluation, we consider our ability and intent to hold our investment for a reasonable period of time sufficient for us to recover our cost basis, as well as the near-term prospects for the investment in relation to the severity and duration of the decline.

Allowance for Doubtful Accounts  – We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($1,501,000 and $1,473,000 as of December 31, 2017 and 2016, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2017 were characterized, for federal income taxes, as 99.5% ordinary income and 0.5% long-term capital gain income. Dividends distributed for the year ended December 31, 2016 were characterized, for federal income taxes, as 97.7% ordinary income and 2.3% long-term capital gain income. Dividends distributed for the year ended December 31, 2015 were categorized, for federal income tax purposes, as 97.3% ordinary income and 2.7% long-term capital gain income.

The following table reconciles our net income to estimated taxable income for the years ended December 31, 2017, 2016 and 2015.

(Unaudited and in thousands)	Year Ended December 31,
	2017	2016	2015
Net income	$80,509	$86,477	$76,907
Straight-line rent adjustments	4,250	2,347	(1,418)
Depreciation and amortization timing differences	3,084	(14,534)	2,477
Other	(343)	2,975	751
Estimated taxable income	$87,500	$77,265	$78,717

As of December 31, 2017, the net basis of our assets and liabilities for tax purposes are approximately $199,268,000 lower than the amount reported for financial statement purposes.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    REGO PARK II LOAN PARTICIPATION
On July 28, 2017, we entered into a participation and servicing agreement with the lender on our Rego Park II shopping center loan, which matures on November 30, 2018. We invested $200,000,000 to participate in the loan and are entitled to interest at LIBOR plus 1.60% (3.17% as of December 31, 2017). The investment is presented as “Rego Park II loan participation” on our consolidated balance sheet as of December 31, 2017 and interest earned is recognized as “interest and other income, net” in our consolidated statement of income for the year ended December 31, 2017.

4.    RELATED PARTY TRANSACTIONS
Vornado
As of December 31, 2017, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2017, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.2% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $306,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.

Leasing and Other Agreements
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 4.    RELATED PARTY TRANSACTIONS - continued

The following is a summary of fees to Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Company management fees	$2,800	$2,800	$2,800
Development fees	29	194	2,435
Leasing fees	1,829	7,401	2,950
Property management, cleaning, engineering
and security fees	4,114	4,033	3,614
	$8,772	$14,428	$11,799

As of December 31, 2017, the amounts due to Vornado were $1,811,000 for leasing fees; $658,000 for management, property management, cleaning, engineering and security fees; and $21,000 for development fees. As of December 31, 2016, the amounts due to Vornado were $428,000 for management, property management, cleaning, engineering and security fees; $415,000 for leasing fees; and $54,000 for development fees. In January 2016, we paid an $8,916,000 leasing commission related to a lease amendment signed with Bloomberg, of which $7,200,000 was to a third party broker and $1,716,000 was to Vornado. In March 2016, we paid Vornado a development fee of $5,784,000 related to The Alexander apartment tower.

Toys

Our affiliate, Vornado, owns 32.5% of Toys.  Joseph Macnow, Vornado’s Executive Vice President - Chief Financial Officer and Chief Administrative Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors.  Toys leases 47,000 square feet of retail space at our Rego Park II shopping center ($2,600,000 of annual revenue). On September 18, 2017, Toys filed for Chapter 11 bankruptcy relief. There are $694,000 of tenant improvements, $257,000 of unamortized deferred leasing costs and $544,000 of receivables arising from the straight-lining of rent on our consolidated balance sheet related to the Toys lease as of December 31, 2017.

5.     MARKETABLE SECURITIES
As of December 31, 2017 and 2016, we owned 535,265 common shares of Macerich.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of December 31, 2017 and 2016, the fair value of these shares was $35,156,000 and $37,918,000, respectively, based on Macerich’s closing share price of $65.68 per share and $70.84 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value on our consolidated balance sheets. Prior to January 1, 2018, unrealized gains and losses resulting from the mark-to-market of these securities were included in “other comprehensive (loss) income.”  Effective January 1, 2018, changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825. Other comprehensive (loss) income includes unrealized losses of $2,762,000, $5,273,000 and $1,455,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

In October 2015, we recognized $2,141,000 of dividend income as a result of a special dividend declared by Macerich, which is included as a component of “interest and other income, net,” in our consolidated statement of income for the year ended December 31, 2015.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    MORTGAGES PAYABLE
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

The following is a summary of our outstanding mortgages payable. We may refinance our maturing debt as it comes due or choose to repay it.

			Interest Rate at December 31, 2017	Balance at December 31,
(Amounts in thousands)		Maturity(1)		2017	2016
First mortgages secured by:
	Rego Park I shopping center (100% cash	Mar. 2018	0.35%	$78,246	$78,246
	collateralized)
	Paramus	Oct. 2018	2.90%	68,000	68,000
	Rego Park II shopping center(2)	Nov. 2018	3.42%	256,194	259,901
	731 Lexington Avenue, retail space(3)	Aug. 2022	2.78%	350,000	350,000
	731 Lexington Avenue, office space(4)	Jun. 2024	2.38%	500,000	300,000
	Total			1,252,440	1,056,147
	Deferred debt issuance costs, net of accumulated
	amortization of $6,315 and $6,824, respectively			(12,218)	(3,788)
				$1,240,222	$1,052,359

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	This loan bears interest at LIBOR plus 1.85%. See page 47 for details of our Rego Park II loan participation.
(3)	This loan bears interest at LIBOR plus 1.40%.
(4)	This loan bears interest at LIBOR plus 0.90%.

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $640,025,000 as of December 31, 2017.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2017, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2018	$402,440
2019	—
2020	—
2021	—
2022	350,000
Thereafter	500,000

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of December 31, 2017 and 2016 consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of December 31, 2017 and 2016. There were no financial liabilities measured at fair value as of December 31, 2017 and 2016.

	As of December 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$35,156	$35,156	—	—

	As of December 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$37,918	$37,918	—	—

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, the Rego Park II loan participation and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1.  The fair values of the Rego Park II loan participation and our mortgages payable are calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and are classified as Level 2.  The table below summarizes the carrying amount and fair value of these financial instruments as of December 31, 2017 and 2016.

	As of December 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$273,914	$273,914	$256,370	$256,370
Rego Park II loan participation	198,537	198,000	—	—
	472,451	471,914	256,370	256,370
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,252,440	$1,239,000	$1,056,147	$1,045,000

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    LEASES
As Lessor
We lease space to tenants in an office building and in retail centers.  The rental terms range from approximately 5 to 25 years.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales. We also lease residential space at The Alexander apartment tower with 1 or 2 year lease terms.

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2018	$144,712
2019	138,649
2020	136,536
2021	119,962
2022	111,533
Thereafter	783,019

These future minimum amounts do not include additional rents based on a percentage of retail tenants’ sales.  These rents were $174,000, $182,000 and $94,000, respectively, for the years ended December 31, 2017, 2016 and 2015.

Bloomberg accounted for revenue of $105,224,000, $104,590,000 and $94,468,000, in the years ended December 31, 2017, 2016 and 2015, respectively, representing approximately 46%, 46% and 45% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

As Lessee
We are a tenant under a long-term ground lease at our Flushing property, which expires in 2027 and has one 10-year extension option.  Future lease payments under this operating lease, excluding the extension option, are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2018	$800
2019	800
2020	800
2021	800
2022	800
Thereafter	3,267

Rent expense was $746,000 in each of the years ended December 31, 2017, 2016 and 2015.

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
On May 18, 2017, we granted each of the members of our Board of Directors 183 DSUs with a grant date fair value of $56,250 per grant, or $394,000 in the aggregate. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of December 31, 2017, there were 8,692 DSUs outstanding and 497,095 shares were available for future grant under the Plan.

10.    COMMITMENTS AND CONTINGENCIES
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $293,000 deductible ($306,000 effective January 1, 2018) and 17% of the balance (18% effective January 1, 2018) of a covered loss, and the Federal government is responsible for the remaining 83% (82% effective January 1, 2018) of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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
Tenant Matters
On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I property. Annual revenue from Sears is approximately $10,600,000, under a lease which expires in March 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern. There are $3,865,000 of receivables arising from the straight-lining of rent and $406,000 of unamortized deferred leasing costs on our consolidated balance sheet related to the Sears lease as of December 31, 2017 which we will continue to assess for recoverability.
On September 19, 2017, the bankruptcy court approved the terms of an order stipulation between Le Cirque, a restaurant operator which leases 13,000 square feet at our 731 Lexington Avenue property (approximately $1,200,000 of annual revenue), and the Company which terminated the lease on January 5, 2018 (original lease expiration was May 2021). As a result, we began accelerating depreciation and amortization of approximately $2,780,000 of tenant improvements and deferred leasing costs over the new lease term, of which approximately $2,650,000 was recognized in the year ended December 31, 2017 and approximately $130,000 will be recognized in the quarter ending March 31, 2018.

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

Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 2.90%, which matures on October 5, 2018. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20 years lease term.

Letters of Credit
Approximately $1,474,000 of standby letters of credit were issued and outstanding as of December 31, 2017.

Other
In October 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional $22,910,000 of transfer taxes (including interest and penalties as of December 31, 2017) in connection with the sale of Kings Plaza Regional Shopping Center in November 2012. We believe that the NYC DOF’s claim is without merit and intend to vigorously contest this assessment. We have determined that the likelihood of a loss related to this issue is not probable and, after consultation with legal counsel, that the outcome of this assessment is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

We received approximately $396,000, $825,000 and $2,100,000 from bankruptcy recoveries during the years ended December 31, 2017, 2016 and 2015, respectively, which is included as “interest and other income, net” in our consolidated statements of income.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  MULTIEMPLOYER BENEFIT PLANS - continued
Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2017, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2017, 2016 and 2015 our subsidiaries contributed $162,000, $147,000 and $144,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2017, 2016 and 2015.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2017, 2016 and 2015 our subsidiaries contributed $619,000, $539,000 and $554,000, respectively, towards these plans.

12.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2017	2016	2015
Net income	$80,509	$86,477	$76,907

Weighted average shares outstanding – basic and diluted	5,115,501	5,114,084	5,112,352

Net income per common share – basic and diluted	$15.74	$16.91	$15.04

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

				Net Income Per Common Share(1)
	(Amounts in thousands, except per share amounts)	Revenues	Net Income	Basic	Diluted
	2017
	December 31	$58,061	$17,883	$3.50	$3.50
	September 30	58,094	20,299	3.97	3.97
	June 30	57,190	20,660	4.04	4.04
	March 31	57,229	21,667	4.24	4.24

	2016
	December 31	$57,253	$21,655	$4.23	$4.23
	September 30	57,120	21,036	4.11	4.11
	June 30	57,005	21,767	4.26	4.26
	March 31	55,558	22,019	4.31	4.31
_______________________
(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

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

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 58 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Alexander’s, Inc.
Paramus, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 12, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 12, 2018

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2017.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)
Steven Roth	76
Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009;  a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Matthew Iocco	47
Chief Financial Officer since April 2017; Executive Vice President - Chief Accounting Officer of Vornado Realty Trust since May 2015; and Senior Vice President - Chief Accounting Officer of Vornado Realty Trust from May 2012 to May 2015.

We have a code of business conduct and ethics that applies to, among others, our Chief Executive Officer and Chief Financial Officer.  The code is posted on our website at www.alx-inc.com.  We intend to satisfy our disclosure obligation regarding amendments and waivers of this code applicable to our Chief Executive Officer and Chief Financial Officer by posting such information on our website.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,692	$—	497,095
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,692	$—	497,095

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

Pages in this Annual Report on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended
December 31, 2017, 2016 and 2015	62

Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2017, 2016 and 2015	63

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions: Charged Against Operations	Deductions: Uncollectible Accounts Written Off	Balance
Allowance for doubtful accounts:
Year Ended December 31, 2017	$1,473	$53	$(25)	$1,501

Year Ended December 31, 2016	$918	$557	$(2)	$1,473

Year Ended December 31, 2015	$1,544	$(314)	$(312)	$918

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross Amount at Which							Life on which Depreciation in Latest Income Statement is Computed
		Initial Cost to Company(2)		Costs Capitalized Subsequent to Acquisition	Carried at Close of Period				Accumulated Depreciation and Amortization
			Buildings and Leasehold Improvements			Buildings and Leasehold Improvements	Development and Construction In Progress
										Date of Construction	Date Acquired(2)
Description	Encumbrances(1)	Land			Land			Total(3)
New York, NY
Rego Park I	$78,246	$1,647	$8,953	$53,390	$1,647	$62,268	$75	$63,990	$33,073	1959	1992	3-39 years
Rego Park II	256,194	3,127	1,467	388,890	3,127	390,118	239	393,484	83,963	2009	1992	3-40 years
The Alexander apartment tower	—	—	—	119,112	—	119,112	—	119,112	9,856	2016	1992	3-39 years
Rego Park III	—	779	—	3,740	779	503	3,237	4,519	228	N/A	1992	5-15 years
Flushing	—	—	1,660	(107)	—	1,553	—	1,553	968	1975(4)	1992	N/A
Lexington Avenue	850,000	14,432	12,355	416,002	27,497	415,292	—	442,789	154,956	2003	1992	9-39 years
Paramus, NJ	68,000	1,441	—	10,313	11,754	—	—	11,754	—	N/A	1992	N/A

Other Properties	—	167	1,804	(1,804)	167	—	—	167	—	N/A	1992	N/A
TOTAL	$1,252,440	$21,593	$26,239	$989,536	$44,971	$988,846	$3,551	$1,037,368	$283,044

(1) Excludes deferred debt issuance costs, net of $12,218.
(2) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(3) The net basis of the Company’s assets and liabilities for tax purposes is approximately $199,268 lower than the amount reported for financial statement purposes.
(4) Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
	December 31,
	2017	2016	2015
REAL ESTATE:
Balance at beginning of period	$1,033,551	$1,029,472	$993,927
Changes during the period:
Land	—	—	—
Buildings and leasehold improvements	3,046	12,464	112,538
Development and construction in progress	771	(6,706)	(65,803)
	1,037,368	1,035,230	1,040,662
Less: Fully depreciated assets	—	(1,679)	(11,190)
Balance at end of period	$1,037,368	$1,033,551	$1,029,472
ACCUMULATED DEPRECIATION:
Balance at beginning of period	$252,737	$225,533	$210,025
Additions charged to operating expenses	30,307	28,883	26,698
	283,044	254,416	236,723
Less: Fully depreciated assets	—	(1,679)	(11,190)
Balance at end of period	$283,044	$252,737	$225,533

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued
(b)      Exhibits

Exhibit No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 3(ii) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

10.1		-
Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992
*

10.2		-
Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994
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
*

10.13		-
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
*

10.15		-
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
*

10.18		-
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
*
__________________
	*		Incorporated by reference.

10.23		-
Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012
*

10.24		-
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
*

10.30		-
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
*

10.32		-
Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012
*

10.33		-
Contribution Agreement and Joint Escrow Instructions, dated as of October 21, 2012, by and between Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC and Kings Parking LLC, and Brooklyn Kings Plaza LLC. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013
*
__________________
	*		Incorporated by reference.

10.34		-
Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013
*

10.35		-
Second Omnibus Loan Modification and Extension Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender.  Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013
*

10.36		-
Second Mortgage Modification Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Mortgator and U.S. Bank National Association, as Mortgagee.  Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013
*

10.37		-
Second Amendment and Modification of Loan Agreement and Other Loan Documents and Ratification of Guarantor, dated November 15, 2013, by and between Rego II Borrower LLC, as Borrower, and the Lender.  Incorporated herein by reference from Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014
*

10.38		-
Partial Release of Mortgage, dated November 15, 2013, by and between Rego II Borrower LLC, as Mortgagor, and the Mortgagee.  Incorporated herein by reference from Exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014
*

10.39		-
Partial Release of Assignment of Leases and Rents, dated November 15, 2013, by and between Rego II Borrower LLC, as Assignor, and the Assignee.  Incorporated herein by reference from Exhibit 10.62 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014
*

10.40		-
Loan Agreement, date as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender.  Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.41		-
Consolidated, Amended and Restated Promissory Note, dated as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender.  Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.42		-
Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of February 28, 2014, by and between 731 Office One LLC, as Mortgagor, and German American Capital Corporation, as Mortgagee.  Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.43		-
Assignment of Leases and Rents dated as of February 28, 2014, by and between 731 Office One LLC, as Assignor, and German American Capital Corporation, as Assignee.  Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.44		-
Guaranty of Recourse Obligations dated as of February 28, 2014, by and between Alexander’s, Inc., as Guarantor, and German American Capital Corporation, as Lender.  Incorporated herein by reference from Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.45		-
Environmental Indemnity Agreement dated as of February 28, 2014, by and between 731 Office One LLC, as Indemnitor, and German American Capital Corporation, as Indemnitee.  Incorporated herein by reference from Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*
__________________
	*		Incorporated by reference.

10.46		-
Termination Agreement dated as of February 28, 2014, by and among 731 Office One LLC, Alexander’s Management LLC, Vornado Realty L.P., 731 Office Two LLC, 731 Residential LLC, 731 Commercial LLC, 731 Retail One LLC and 731 Restaurant LLC.  Incorporated herein by reference from Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.47		-
Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent.  Incorporated herein by reference from Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.48		-
Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.49		-
Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.50		-
Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty, L.P.  Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015
*

10.51		-
Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015
*

10.52		-
First Amendment to Rego II Real Estate Sub-Rentention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015
*

10.53		-
First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s Management LLC and Vornado Realty, L.P.  Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015
*

10.54		-
Third Omnibus Loan Modification and Extension Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 4, 2015
*

10.55		-
Third Mortgage Modification Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Mortgator and U. S. Bank National Association, as Mortgagee.  Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 4, 2015
*

10.56		-
Loan Agreement, dated as of August 5, 2015, by and between 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders.  Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 2, 2015
*

10.57	+	-
Second Amendment of Lease, dated as of the 12th of January 2016 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016
*
__________________
	*		Incorporated by reference.
+
Portions of  this exhibit have been omitted pursuant to a  request for confidential treatment filed with the  Securities and  Exchange Commission under  Rule 24b-2. The omitted  confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “redacted.”

10.58		-
Four Omnibus Loan Modification and Extension Agreement, dated and made effective as of March 8, 2016, by and between Alexanders Rego Shopping Center and U.S. Bank National Association.  Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016
*

10.59		-
Fourth Mortgage Modification Agreement, dated and made effective as of March 8, 2016, by and between Alexander’s Rego Shopping Center and U.S. Bank National Association.  Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016
*

10.60	**	-
Form of Alexander’s Inc. 2016 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 1, 2016
*

10.61		-
Loan Agreement, dated as of June 1, 2017, between 731 Office One LLC, as Borrower, and Deutsche Bank AG, New York Branch and Citigroup Global Markets Realty Corp. collectively, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 31, 2017

*

10.62		-
Participation and Servicing Agreement for Loan and Security Agreement, dated July  28, 2017, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on October 30, 2017

*

12		-	Computation of Ratios	***

21		-	Subsidiaries of Registrant	***

23		-	Consent of Independent Registered Public Accounting Firm	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

101.INS		-	XBRL Instance Document	***

101.SCH		-	XBRL Taxonomy Extension Schema	***

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB		-	XBRL Taxonomy Extension Label Linkbase	***

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase	***

__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.
	***		Filed herewith.

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 12, 2018	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 12, 2018
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Matthew Iocco	Chief Financial Officer	February 12, 2018
	(Matthew Iocco)	(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 12, 2018
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 12, 2018
(David Mandelbaum)

By:	/s/Wendy Silverstein	Director	February 12, 2018
(Wendy Silverstein)

By:	/s/Arthur Sonnenblick	Director	February 12, 2018
(Arthur Sonnenblick)

By:	/s/Richard R. West	Director	February 12, 2018
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 12, 2018
(Russell B. Wight Jr)