Form 10-Q
period 2018-03-31
ALEXANDERS INC
filed 2018-04-30
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:     March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☑Large Accelerated Filer	☐Accelerated Filer
☐Non-Accelerated Filer (Do not check if smaller reporting company)	☐Smaller Reporting Company
☐Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 27, 2018, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	March 31, 2018	December 31, 2017
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	978,527	988,846
Development and construction in progress	3,530	3,551
Total	1,027,028	1,037,368
Accumulated depreciation and amortization	(278,894)	(283,044)
Real estate, net	748,134	754,324
Cash and cash equivalents	319,026	307,536
Restricted cash	87,190	85,743
Rego Park II loan participation	197,784	198,537
Marketable securities	29,986	35,156
Tenant and other receivables, net of allowance for doubtful accounts of $1,355 and $1,501, respectively	2,907	2,693
Receivable arising from the straight-lining of rents	173,268	174,713
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $34,219 and $35,152, respectively	44,580	45,790
Other assets	14,393	27,903
	$1,617,268	$1,632,395

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,240,564	$1,240,222
Amounts due to Vornado	718	2,490
Accounts payable and accrued expenses	38,046	42,827
Liability related to discontinued operations (see Note 8)	23,797	—
Other liabilities	2,862	2,901
Total liabilities	1,305,987	1,288,440

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	31,577	31,577
Retained earnings	274,977	302,543
Accumulated other comprehensive (loss) income	(78)	5,030
	311,649	344,323
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	311,281	343,955
	$1,617,268	$1,632,395

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018		2017
REVENUES
Property rentals	$38,241		$38,273
Expense reimbursements	19,639		18,956
Total revenues	57,880		57,229
EXPENSES
Operating, including fees to Vornado of $1,166 and $1,128, respectively	22,277		20,921
Depreciation and amortization	8,283		8,045
General and administrative, including management fees to Vornado of $595 in each period	1,261		1,156
Total expenses	31,821		30,122

OPERATING INCOME	26,059		27,107

Interest and other income, net	3,038		727
Interest and debt expense	(9,829)		(6,160)
Change in fair value of marketable securities (see Note 7)	(5,170)		—
Income before income taxes	14,098		21,674
Income tax expense	(1)		(7)
Income from continuing operations	14,097		21,667
Loss from discontinued operations (see Note 8)	(23,797)		—
Net (loss) income	$(9,700)	—	$21,667

(Loss) income per common share – basic and diluted:
Income from continuing operations	$2.75		$4.24
Loss from discontinued operations (see Note 8)	(4.65)		—
Net (loss) income per common share	$(1.90)		$4.24

Weighted average shares outstanding	5,115,982		5,114,701

Dividends per common share	$4.50		$4.25
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(9,700)	$21,667
Other comprehensive income (loss):
Change in fair value of marketable securities	—	(3,447)
Change in fair value of interest rate cap	48	56
Comprehensive (loss) income	$(9,652)	$18,276
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2016	5,173	$5,173	$31,189	$308,995	$7,862	$(374)	$352,845
Net income	—	—	—	21,667	—	—	21,667
Dividends paid	—	—	—	(21,737)	—	—	(21,737)
Change in fair value of marketable securities	—	—	—	—	(3,447)	—	(3,447)
Change in fair value of interest rate cap	—	—	—	—	56	—	56
Other	—	—	(6)	—	—	6	—
Balance, March 31, 2017	5,173	$5,173	$31,183	$308,925	$4,471	$(368)	$349,384

Balance, December 31, 2017	5,173	$5,173	$31,577	$302,543	$5,030	$(368)	$343,955
Net loss	—	—	—	(9,700)	—	—	(9,700)
Dividends paid	—	—	—	(23,022)	—	—	(23,022)
Cumulative effect of change in accounting principle (see Note 3)	—	—	—	5,156	(5,156)	—	—
Change in fair value of interest rate cap	—	—	—	—	48	—	48
Balance, March 31, 2018	5,173	$5,173	$31,577	$274,977	$(78)	$(368)	$311,281
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017
Net (loss) income	$(9,700)	$21,667
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	9,596	8,569
Straight-lining of rental income	1,445	1,070
Change in fair value of marketable securities (see Note 7)	5,170	—
Liability related to discontinued operations (see Note 8)	23,797	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	(214)	507
Other assets	13,558	13,131
Amounts due to Vornado	(1,778)	(353)
Accounts payable and accrued expenses	(5,030)	(2,961)
Other liabilities	(39)	(7)
Net cash provided by operating activities	36,805	41,623

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(628)	(1,628)
Principal repayment proceeds from Rego Park II loan participation	753	—
Net cash provided by (used in) investing activities	125	(1,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(971)	(901)
Dividends paid	(23,022)	(21,737)
Debt issuance costs	—	(9)
Net cash used in financing activities	(23,993)	(22,647)

Net increase in cash and cash equivalents and restricted cash	12,937	17,348
Cash and cash equivalents and restricted cash at beginning of period	393,279	374,678
Cash and cash equivalents and restricted cash at end of period	$406,216	$392,026

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$307,536	$288,926
Restricted cash at beginning of period	85,743	85,752
Cash and cash equivalents and restricted cash at beginning of period	$393,279	$374,678

Cash and cash equivalents at end of period	$319,026	$306,530
Restricted cash at end of period	87,190	85,496
Cash and cash equivalents and restricted cash at end of period	$406,216	$392,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$8,356	$5,386

NON-CASH TRANSACTIONS
Liability for real estate additions, including $27 and $52 for development fees due to Vornado in 2018 and 2017, respectively	$1,028	$192
Write-off of fully amortized and/or depreciated assets	11,223	—
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
The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries. All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.
We operate in one reportable segment.

3.	Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures (see Note 4). We adopted this standard effective January 1, 2018 using the modified retrospective approach, which allows us to apply the new standard to all existing contracts not yet completed as of the effective date and record a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments (“ASC 825”). ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update effective January 1, 2018 using the modified retrospective approach. While the adoption of this update requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive income (loss).” As a result, on January 1, 2018 we recorded an increase to retained earnings of $5,156,000 to recognize the unrealized gains previously recorded within “accumulated other comprehensive (loss) income.” For the three months ended March 31, 2018 we recorded a decrease in the fair value of our marketable securities of $5,170,000, resulting from The Macerich Company’s (“Macerich”) closing share price of $56.02 as of March 31, 2018, compared to $65.68 as of December 31, 2017.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In February 2016, the FASB issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and believe that the standard will more significantly impact the accounting for leases in which we are a lessee. We will be required to record a right-of-use asset and lease liability for our Flushing property ground lease, equal to the present value of the remaining minimum lease payments, and will continue to recognize expense on a straight-line basis upon adoption of this standard. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We will adopt this standard effective January 1, 2019 and will elect to use the practical expedients provided by this standard.

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition, as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update effective January 1, 2018 using the modified retrospective approach to all contracts not yet completed. The adoption of this update did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued an update (“ASU 2017-12”) Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. The update ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We elected to early adopt ASU 2017-12 effective January 1, 2018 using the modified retrospective approach. The adoption of this update did not have a material impact on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.	Revenue Recognition
Our revenues consist of property rentals and expense reimbursements. We have the following revenue sources and revenue recognition policies:

•
Base Rent is revenue arising from tenant leases.  These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and rent abatements.  We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use.  In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

•
Percentage Rent is revenue arising from retail tenant leases that is contingent upon the sales of tenants exceeding defined thresholds.  These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

•	Parking Revenue arising from the rental of parking spaces at our properties. This income is recognized as the services are provided.

•
Operating Expense Reimbursements is revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of our properties. Revenue is recognized in the same period as the related expenses are incurred.

•	Tenant Services is revenue arising from sub-metered electric, elevator and other services provided to tenants at their request. This revenue is recognized as the services are transferred.
Parking revenue and tenant services income represent revenue recognized from contracts with customers and are recognized in accordance with ASC 606. Base rent, percentage rent and operating expense reimbursements are recognized in accordance with ASC Topic 840, Leases.
The following is a summary of revenue sources for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Base rent	$36,700	$36,662
Percentage rent	234	197
Parking revenue	1,307	1,414
Property rentals	38,241	38,273

Operating expense reimbursements	18,680	18,020
Tenant services	959	936
Expense reimbursements	19,639	18,956
Total revenues	$57,880	$57,229

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	Rego Park II Loan Participation
On July 28, 2017, we entered into a participation and servicing agreement with the lender on our Rego Park II shopping center loan, which matures on November 30, 2018. We paid $200,000,000 to participate in the loan and are entitled to interest of LIBOR plus 1.60% (3.49% as of March 31, 2018). The investment is presented as “Rego Park II loan participation” on our consolidated balance sheets as of March 31, 2018 and December 31, 2017, and interest earned is recognized as “interest and other income, net” in our consolidated statement of income for the three months ended March 31, 2018.

6.	Related Party Transactions
Vornado
As of March 31, 2018, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Company management fees	$700	$700
Development fees	7	28
Leasing fees	—	11
Property management, cleaning, engineering and security fees	1,026	988
	$1,733	$1,727
As of March 31, 2018, the amounts due to Vornado were $27,000 for development fees and $691,000 for management, property management, cleaning, engineering and security fees. As of December 31, 2017, the amounts due to Vornado were $1,811,000 for leasing fees; $658,000 for management, property management, cleaning, engineering and security fees; and $21,000 for development fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.	Related Party Transactions - continued
Toys “R” Us, Inc. (“Toys”)
Our affiliate, Vornado, owns 32.5% of Toys. Joseph Macnow, Vornado’s Executive Vice President and Chief Financial Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors. Toys leases 47,000 square feet of retail space at our Rego Park II shopping center ($2,600,000 of annual revenue). On September 18, 2017, Toys filed for Chapter 11 bankruptcy relief. On March 15, 2018, Toys sought authorization to wind down U.S. operations, including closing U.S. stores and liquidating all U.S. inventory, which relief was granted on an interim basis on March 22, 2018. There are $588,000 of tenant improvements, $215,000 of unamortized deferred leasing costs and $500,000 of receivables arising from the straight-lining of rent on our consolidated balance sheet related to the Toys lease as of March 31, 2018. Pursuant to the bankruptcy court proceedings, Toys plans to close its store at our Rego Park II property by June 30, 2018. Consequently, we are accelerating depreciation and amortization of the remaining balances of tenant improvements and deferred leasing costs to the second quarter ending June 30, 2018. We have also reserved the Toys receivable arising from the straight-lining of rent as of March 31, 2018.

7.	Marketable Securities
As of March 31, 2018 and December 31, 2017, we owned 535,265 common shares of Macerich (NYSE: MAC). These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate. As of March 31, 2018 and December 31, 2017, the fair value of these shares was $29,986,000 and $35,156,000, respectively, based on Macerich’s closing share price of $56.02 per share and $65.68 per share, respectively. These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale. Available-for-sale securities are presented at fair value on our consolidated balance sheets. Prior to January 1, 2018, unrealized gains and losses resulting from the change in fair value of these securities were included in “other comprehensive income (loss).”  Effective January 1, 2018, changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825. For the three months ended March 31, 2018 we recorded a decrease in the fair value of our marketable securities of $5,170,000 resulting from Macerich’s closing share price of $56.02 as of March 31, 2018, compared to $65.68 as of December 31, 2017.

8.	Discontinued Operations
In 2012, we sold the Kings Plaza Regional Shopping Center (“Kings Plaza”) and paid real property transfer taxes to New York City in connection with the sale. In 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional New York City real property transfer tax amount, including interest, which we are contesting.
In 2014, in a case with similar facts, the NYC DOF issued a Notice of Determination to a Vornado joint venture assessing an additional New York City real property transfer tax amount, including interest. In January 2017, a New York City administrative law judge made a determination upholding the Vornado joint venture’s position that such additional real property transfer taxes were not due. On February 16, 2018, the New York City Tax Appeals Tribunal (the “Tribunal”) overturned the January 2017 determination. The Vornado joint venture is appealing the Tribunal’s decision to the Appellate Division of the Supreme Court of the State of New York.
Based on the precedent of the Tribunal’s decision, we accrued an expense for the potential additional real property transfer taxes of $23,797,000 ($15,874,000 of real property transfer tax and $7,923,000 of interest) during the three months ended March 31, 2018. On April 5, 2018, we paid this amount in order to stop the interest from accruing.  Our case is on hold pending the outcome of the Vornado joint venture’s appeal.
As the results related to Kings Plaza were previously classified as discontinued operations, we have classified the expense as “loss from discontinued operations” on our consolidated statement of income for the three months ended March 31, 2018 in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment. In addition, the accrued expense is reflected as “liability related to discontinued operations” on our consolidated balance sheet as of March 31, 2018 and on our consolidated statement of cash flows for the three months ended March 31, 2018.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $26,324,000 and $26,010,000 for the three months ended March 31, 2018 and 2017, respectively, representing approximately 45% of our total revenues in each period. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

10.	Mortgages Payable
The following is a summary of our outstanding mortgages payable as of March 31, 2018 and December 31, 2017. We may refinance our maturing debt as it comes due or choose to repay it.

			Balance at
(Amounts in thousands)	Maturity(1)	Interest Rate at March 31, 2018	March 31, 2018	December 31, 2017
First mortgages secured by:
Rego Park I shopping center (100% cash collateralized)(2)	May 2018	0.35%	$78,246	$78,246
Paramus	Oct. 2018	2.90%	68,000	68,000
Rego Park II shopping center(3)	Nov. 2018	3.74%	255,223	256,194
731 Lexington Avenue, retail space(4)	Aug. 2022	3.09%	350,000	350,000
731 Lexington Avenue, office space(5)	Jun. 2024	2.68%	500,000	500,000
Total			1,251,469	1,252,440
Deferred debt issuance costs, net of accumulated amortization of $7,628 and $6,315, respectively			(10,905)	(12,218)
			$1,240,564	$1,240,222

(1)	Represents the extended maturity where we have the unilateral right to extend.

(2)	Extended in March 2018 for two months.

(3)	Interest at LIBOR plus 1.85%. See Note 5 for details of our Rego Park II loan participation.

(4)	Interest at LIBOR plus 1.40%.

(5)	Interest at LIBOR plus 0.90%.

11.	Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value and establishes a framework for measuring fair value. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheets as of March 31, 2018 and December 31, 2017, consist of marketable securities and an interest rate cap, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$29,986	$29,986	$—	$—
Interest rate cap (included in other assets)	54	—	54	—
Total assets	$30,040	$29,986	$54	$—

	As of December 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$35,156	$35,156	$—	$—
Interest rate cap (included in other assets)	6	—	6	—
Total assets	$35,162	$35,156	$6	$—
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, the Rego Park II loan participation and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair values of the Rego Park II loan participation and our mortgages payable are calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018		As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$259,556	$259,556	$273,914	$273,914
Rego Park II loan participation	197,784	197,000	198,537	198,000
	$457,340	$456,556	$472,451	$471,914
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,251,469	$1,241,000	$1,252,440	$1,239,000

12.	Commitments and Contingencies
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	Commitments and Contingencies - continued
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $306,000 deductible and 18% of the balance of a covered loss, and the Federal government is responsible for the remaining 82% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I property. Annual revenue is approximately $10,400,000, under a lease which expires in March 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern. There are $3,568,000 of receivables arising from the straight-lining of rent and $374,000 of unamortized deferred leasing costs on our consolidated balance sheet related to the Sears lease as of March 31, 2018 which we will continue to assess for recoverability.
Letters of Credit
Approximately $1,040,000 of standby letters of credit were issued and outstanding as of March 31, 2018.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.	Earning Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2018	2017
Income from continuing operations	$14,097	$21,667
Loss from discontinued operations (see Note 8)	(23,797)	—
Net (loss) income	$(9,700)	$21,667

Weighted average shares outstanding – basic and diluted	5,115,982	5,114,701

Income from continuing operations	$2.75	$4.24
Loss from discontinued operations (see Note 8)	(4.65)	—
Net (loss) income per common share – basic and diluted	$(1.90)	$4.24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the "Company") as of March 31, 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey April 30, 2018

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2018 and 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the three months ended March 31, 2018, there were no material changes to these policies, other than the adoption of Accounting Standards Update (“ASU”) 2014-09, described in “Part I - Financial Information, Item 1 - Financial Statements, Note 3 - Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q.

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
Real Property Transfer Tax Litigation
In 2012, we sold the Kings Plaza Regional Shopping Center (“Kings Plaza”) and paid real property transfer taxes to New York City in connection with the sale. In 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional New York City real property transfer tax amount, including interest, which we are contesting.
In 2014, in a case with similar facts, the NYC DOF issued a Notice of Determination to a Vornado joint venture assessing an additional New York City real property transfer tax amount, including interest. In January 2017, a New York City administrative law judge made a determination upholding the Vornado joint venture’s position that such additional real property transfer taxes were not due. On February 16, 2018, the New York City Tax Appeals Tribunal (the “Tribunal”) overturned the January 2017 determination. The Vornado joint venture is appealing the Tribunal’s decision to the Appellate Division of the Supreme Court of the State of New York.
Based on the precedent of the Tribunal’s decision, we accrued an expense for the potential additional real property transfer taxes of $23,797,000 ($15,874,000 of real property transfer tax and $7,923,000 of interest) during the three months ended March 31, 2018. On April 5, 2018, we paid this amount in order to stop the interest from accruing.  Our case is on hold pending the outcome of the Vornado joint venture’s appeal.
Quarter Ended March 31, 2018 Financial Results Summary
Net loss for the quarter ended March 31, 2018 was $9,700,000, or $1.90 per diluted share, compared to net income of $21,667,000, or $4.24 per diluted share in the prior year’s quarter. Negative funds from operations (“FFO”) (non-GAAP) for the quarter ended March 31, 2018 was $1,549,000, or $0.30 per diluted share, compared to positive FFO (non-GAAP) of $29,581,000, or $5.78 per diluted share in the prior year’s quarter. Net loss and negative FFO for the quarter ended March 31, 2018 included (i) $23,797,000, or $4.65 per diluted share, of accrued expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza, which is being contested and (ii) $5,170,000, or $1.01 per diluted share, of expense from the decrease in the fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018. Previously, changes in the fair value of marketable securities were recognized through “accumulated other comprehensive (loss) income” on our consolidated balance sheets and did not impact our consolidated statements of income.
Square Footage, Occupancy and Leasing Activity
As of March 31, 2018, our portfolio was comprised of seven properties aggregating 2,437,000 square feet and was 99.1% occupied.

Overview - continued
Tenant Matters
On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I property. Annual revenue is approximately $10,400,000, under a lease which expires in March 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern. There are $3,568,000 of receivables arising from the straight-lining of rent and $374,000 of unamortized deferred leasing costs on our consolidated balance sheet related to the Sears lease as of March 31, 2018 which we will continue to assess for recoverability.
On September 18, 2017, Toys “R” Us, Inc. (“Toys”), which leases 47,000 square feet of retail space at our Rego Park II shopping center ($2,600,000 of annual revenue) filed for Chapter 11 bankruptcy relief. On March 15, 2018, Toys sought authorization to wind down U.S. operations, including closing U.S. stores and liquidating all U.S. inventory, which relief was granted on an interim basis on March 22, 2018. There are $588,000 of tenant improvements, $215,000 of unamortized deferred leasing costs and $500,000 of receivables arising from the straight-lining of rent on our consolidated balance sheet related to the Toys lease as of March 31, 2018. Pursuant to the bankruptcy court proceedings, Toys plans to close its store at our Rego II property by June 30, 2018. Consequently, we are accelerating depreciation and amortization of the remaining balances of tenant improvements and deferred leasing costs to the second quarter ending June 30, 2018. We have also reserved the Toys receivable arising from the straight-lining of rent as of March 31, 2018.
 Rego Park II Loan Participation
On July 28, 2017, we entered into a participation and servicing agreement with the lender on our Rego Park II shopping center loan, which matures on November 30, 2018. We paid $200,000,000 to participate in the loan and are entitled to interest of LIBOR plus 1.60% (3.49% as of March 31, 2018).
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $26,324,000 and $26,010,000 for the three months ended March 31, 2018 and 2017, respectively, representing approximately 45% of our total revenues in each period. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended March 31, 2018, compared to March 31, 2017
Property Rentals
Property rentals were $38,241,000 in the quarter ended March 31, 2018, compared to $38,273,000 in the prior year’s quarter, a decrease of $32,000.
Expense Reimbursements
Tenant expense reimbursements were $19,639,000 in the quarter ended March 31, 2018, compared to $18,956,000 in the prior year’s quarter, an increase of $683,000. This increase was primarily due to higher reimbursable real estate taxes and operating expenses.
Operating Expenses
Operating expenses were $22,277,000 in the quarter ended March 31, 2018, compared to $20,921,000 in the prior year’s quarter, an increase of $1,356,000. This increase was primarily due to (i) higher real estate taxes of $503,000, (ii) higher reimbursable operating expenses of $419,000 and (iii) higher bad debt expense of $407,000.
Depreciation and Amortization
Depreciation and amortization was $8,283,000 in the quarter ended March 31, 2018, compared to $8,045,000 in the prior year’s quarter, an increase of $238,000.
General and Administrative Expenses
General and administrative expenses were $1,261,000 in the quarter ended March 31, 2018, compared to $1,156,000 in the prior year’s quarter, an increase of $105,000.
Interest and Other Income, net
Interest and other income, net was $3,038,000 in the quarter ended March 31, 2018, compared to $727,000 in the prior year’s quarter, an increase of $2,311,000. This increase was primarily due to higher interest income of $1,585,000 from the Rego Park II loan participation and $609,000 from an increase in average interest rates.
Interest and Debt Expense
Interest and debt expense was $9,829,000 in the quarter ended March 31, 2018, compared to $6,160,000 in the prior year’s quarter, an increase of $3,669,000. This increase was primarily due to higher interest expense of (i) $1,689,000 due to an increase in average LIBOR, (ii) $1,334,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on June 1, 2017 for $500,000,000 at LIBOR plus 0.90% (previously a $300,000,000 loan at LIBOR plus 0.95%) and (iii) $789,000 of higher amortization of debt issuance costs.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $5,170,000 in the quarter ended March 31, 2018, resulting from The Macerich Company’s closing share price of $56.02 as of March 31, 2018, compared to $65.68 as of December 31, 2017, on 535,265 shares owned. See “Part I - Financial Information, Item 1 - Financial Statements, Note 3 - Recently Issued Accounting Literature.”
Income Taxes
Income tax expense was $1,000 in the quarter ended March 31, 2018, compared to $7,000 in the prior year’s quarter.
Loss from Discontinued Operations
Loss from discontinued operations was $23,797,000 in the quarter ended March 31, 2018. The loss was due to an accrual of potential additional real property transfer taxes from the 2012 sale of Kings Plaza which is being contested. See “Part I - Financial Information, Item 1 - Financial Statements, Note 8 - Discontinued Operations.”

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
Three Months Ended March 31, 2018
Cash and cash equivalents and restricted cash were $406,216,000 as of March 31, 2018, compared to $393,279,000 as of December 31, 2017, an increase of $12,937,000. This increase resulted from (i) $36,805,000 of net cash provided by operating activities and (ii) $125,000 of net cash provided by investing activities, partially offset by (iii) $23,993,000 of net cash used in financing activities.
Net cash provided by operating activities of $36,805,000 was comprised of (i) adjustments for non-cash items of $40,008,000 and (ii) the net change in operating assets and liabilities of $6,497,000, partially offset by (iii) net loss of $9,700,000. The adjustments for non-cash items were comprised of (i) liability related to discontinued operations of $23,797,000, (ii) depreciation and amortization (including amortization of debt issuance costs) of $9,596,000, (iii) the change in fair value of marketable securities of $5,170,000 and (iv) straight-lining of rental income of $1,445,000.
Net cash provided by investing activities of $125,000 was comprised of principal repayment proceeds from the Rego Park II loan participation of $753,000, partially offset by construction in progress and real estate additions of $628,000.
Net cash used in financing activities of $23,993,000 was primarily comprised of dividends paid of $23,022,000.
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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $306,000 deductible and 18% of the balance of a covered loss, and the Federal government is responsible for the remaining 82% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.

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
Letters of Credit
Approximately $1,040,000 of standby letters of credit were issued and outstanding as of March 31, 2018.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

Funds from Operations (“FFO”) (non-GAAP)
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. A reconciliation of our net (loss) income to (negative FFO) FFO is provided below.
(Negative FFO) FFO (non-GAAP) for the three months ended March 31, 2018 and 2017
Negative FFO (non-GAAP) for the quarter ended March 31, 2018 was $1,549,000, or $0.30 per diluted share, compared to positive FFO (non-GAAP) of $29,581,000, or $5.78 per diluted share in the prior year’s quarter. Negative FFO for the quarter ended March 31, 2018 included (i) $23,797,000, or $4.65 per diluted share, of accrued expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza, which is being contested and (ii) $5,170,000, or $1.01 per diluted share, of expense from the decrease in the fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018. Previously, changes in the fair value of marketable securities were recognized through “accumulated other comprehensive (loss) income” on our consolidated balance sheets and did not impact our consolidated statements of income.
The following table reconciles our net (loss) income to (negative FFO) FFO (non-GAAP):

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2018	2017
Net (loss) income	$(9,700)	$21,667
Depreciation and amortization of real property	8,151	7,914
(Negative FFO) FFO (non-GAAP)	$(1,549)	$29,581

(Negative FFO) FFO per diluted share (non-GAAP)	$(0.30)	$5.78

Weighted average shares used in computing (negative FFO) FFO per diluted share	5,115,982	5,114,701

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2018			2017
(Amounts in thousands, except per share amounts)	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$1,105,223	3.05%	$11,052	$1,106,194	2.75%
Fixed Rate	146,246	1.54%	—	146,246	1.54%
	$1,251,469	2.88%	$11,052	$1,252,440	2.61%

Total effect on diluted earnings per share			$2.16
As of March 31, 2018, we have an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of March 31, 2018 and December 31, 2017, the estimated fair value of our mortgages payable was $1,241,000,000 and $1,239,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
For a discussion of the litigation concerning our Rego Park I property, see “Part I – Financial Information, Item 1 – Financial Statements, Note 12 – Commitments and Contingencies.”

Item 1A.	Risk Factors
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
10.1	-	Fifth Omnibus Loan Modification and Extension Agreement, dated and made effective as of March 12, 2018, by and between Alexander’s Rego Shopping Center, Inc. and U.S. Bank National Association

10.2	-	Sixth Omnibus Loan Modification and Extension Agreement, dated and made effective as of April 12, 2018, by and between Alexander’s Rego Shopping Center, Inc. and U.S. Bank National Association

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: April 30, 2018	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)