Form 10-Q
period 2018-06-30
ALEXANDERS INC
filed 2018-07-30
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:     June 30, 2018
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
☐Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 27, 2018, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	June 30, 2018	December 31, 2017
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	976,342	988,846
Development and construction in progress	3,695	3,551
Total	1,025,008	1,037,368
Accumulated depreciation and amortization	(283,885)	(283,044)
Real estate, net	741,123	754,324
Cash and cash equivalents	293,840	307,536
Restricted cash	6,243	85,743
Rego Park II loan participation	197,018	198,537
Marketable securities	30,419	35,156
Tenant and other receivables, net of allowance for doubtful accounts of $1,433 and $1,501, respectively	3,022	2,693
Receivable arising from the straight-lining of rents	172,675	174,713
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $33,108 and $35,152, respectively	43,234	45,790
Other assets	36,683	27,903
	$1,524,257	$1,632,395

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,162,632	$1,240,222
Amounts due to Vornado	434	2,490
Accounts payable and accrued expenses	41,873	42,827
Other liabilities	13,147	2,901
Total liabilities	1,218,086	1,288,440

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	31,971	31,577
Retained earnings	269,525	302,543
Accumulated other comprehensive (loss) income	(130)	5,030
	306,539	344,323
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	306,171	343,955
	$1,524,257	$1,632,395

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Property rentals	$38,618	$38,264	$76,859	$76,537
Expense reimbursements	19,635	18,926	39,274	37,882
Total revenues	58,253	57,190	116,133	114,419
EXPENSES
Operating, including fees to Vornado of $1,109, $1,091, $2,275 and $2,219, respectively	21,511	20,744	43,788	41,665
Depreciation and amortization	8,700	8,138	16,983	16,183
General and administrative, including management fees to Vornado of $595 and $1,190 in each three and six month period, respectively	1,689	1,696	2,950	2,852
Total expenses	31,900	30,578	63,721	60,700

OPERATING INCOME	26,353	26,612	52,412	53,719

Interest and other income, net	1,730	1,297	4,768	2,024
Interest and debt expense	(10,945)	(7,255)	(20,774)	(13,415)
Change in fair value of marketable securities (see Note 7)	433	—	(4,737)	—
Income before income taxes	17,571	20,654	31,669	42,328
Income tax (expense) benefit	(1)	6	(2)	(1)
Income from continuing operations	17,570	20,660	31,667	42,327
Loss from discontinued operations (see Note 8)	—	—	(23,797)	—
Net income	$17,570	$20,660	$7,870	$42,327

Income per common share – basic and diluted:
Income from continuing operations	$3.43	$4.04	$6.19	$8.28
Loss from discontinued operations (see Note 8)	—	—	(4.65)	—
Net income per common share	$3.43	$4.04	$1.54	$8.28

Weighted average shares outstanding	5,116,657	5,115,320	5,116,321	5,115,012

Dividends per common share	$4.50	$4.25	$9.00	$8.50
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$17,570	$20,660	$7,870	$42,327
Other comprehensive loss:
Change in fair value of marketable securities (see Note 7)	—	(3,394)	—	(6,841)
Change in fair value of interest rate cap	(52)	(112)	(4)	(56)
Comprehensive income	$17,518	$17,154	$7,866	$35,430
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2016	5,173	$5,173	$31,189	$308,995	$7,862	$(374)	$352,845
Net income	—	—	—	42,327	—	—	42,327
Dividends paid	—	—	—	(43,474)	—	—	(43,474)
Change in fair value of marketable securities	—	—	—	—	(6,841)	—	(6,841)
Change in fair value of interest rate cap	—	—	—	—	(56)	—	(56)
Deferred stock unit grants	—	—	394	—	—	—	394
Other	—	—	(6)	—	—	6	—
Balance, June 30, 2017	5,173	$5,173	$31,577	$307,848	$965	$(368)	$345,195

Balance, December 31, 2017	5,173	$5,173	$31,577	$302,543	$5,030	$(368)	$343,955
Net income	—	—	—	7,870	—	—	7,870
Dividends paid	—	—	—	(46,044)	—	—	(46,044)
Cumulative effect of change in accounting principle (see Note 3)	—	—	—	5,156	(5,156)	—	—
Change in fair value of interest rate cap	—	—	—	—	(4)	—	(4)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, June 30, 2018	5,173	$5,173	$31,971	$269,525	$(130)	$(368)	$306,171
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017
Net income	$7,870	$42,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	19,740	17,334
Straight-lining of rental income	2,038	2,149
Stock-based compensation	394	394
Change in fair value of marketable securities (see Note 7)	4,737	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	(329)	280
Other assets	(8,785)	(26,191)
Amounts due to Vornado	(2,064)	(319)
Accounts payable and accrued expenses	(382)	(155)
Other liabilities	10,246	(14)
Net cash provided by operating activities	33,465	35,805

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(1,789)	(2,205)
Principal repayment proceeds from Rego Park II loan participation	1,519	—
Net cash used in investing activities	(270)	(2,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(158,452)	(301,819)
Proceeds from borrowing	78,246	500,000
Dividends paid	(46,044)	(43,474)
Debt issuance costs	(141)	(11,962)
Net cash (used in) provided by financing activities	(126,391)	142,745

Net (decrease) increase in cash and cash equivalents and restricted cash	(93,196)	176,345
Cash and cash equivalents and restricted cash at beginning of period	393,279	374,678
Cash and cash equivalents and restricted cash at end of period	$300,083	$551,023

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$307,536	$288,926
Restricted cash at beginning of period	85,743	85,752
Cash and cash equivalents and restricted cash at beginning of period	$393,279	$374,678

Cash and cash equivalents at end of period	$293,840	$466,456
Restricted cash at end of period	6,243	84,567
Cash and cash equivalents and restricted cash at end of period	$300,083	$551,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$17,782	$11,758

NON-CASH TRANSACTIONS
Liability for real estate additions, including $29 and $27 for development fees due to Vornado in 2018 and 2017, respectively	$209	$115
Write-off of fully amortized and/or depreciated assets	13,742	4,265
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.
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

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments (“ASC 825”). ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update effective January 1, 2018 using the modified retrospective approach. While the adoption of this update requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive loss.” As a result, on January 1, 2018 we recorded an increase to retained earnings of $5,156,000 to recognize the unrealized gains previously recorded within “accumulated other comprehensive (loss) income.” For the three months ended June 30, 2018 we recorded an increase in the fair value of our marketable securities of $433,000, resulting from The Macerich Company’s (“Macerich”) closing share price of $56.83 as of June 30, 2018, compared to $56.02 as of March 31, 2018. For the six months ended June 30, 2018 we recorded a decrease in the fair value of our marketable securities of $4,737,000, resulting from Macerich’s closing share price of $56.83 as of June 30, 2018, compared to $65.68 as of December 31, 2017.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In February 2016, the FASB issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases, as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and believe that the standard will more significantly impact the accounting for leases in which we are a lessee. We will be required to record a right-of-use asset and lease liability for our Flushing property ground lease, equal to the present value of the remaining minimum lease payments, and will continue to recognize expense on a straight-line basis upon adoption of this standard. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We will adopt this standard effective January 1, 2019 and will elect to use the practical expedients provided by this standard.

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
The following is a summary of revenue sources for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Base rent	$37,210	$36,751	$73,910	$73,413
Percentage rent	—	(34)	234	163
Parking revenue	1,408	1,547	2,715	2,961
Property rentals	38,618	38,264	76,859	76,537

Operating expense reimbursements	18,696	17,830	37,376	35,850
Tenant services	939	1,096	1,898	2,032
Expense reimbursements	19,635	18,926	39,274	37,882
Total revenues	$58,253	$57,190	$116,133	$114,419

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	Rego Park II Loan Participation
On July 28, 2017, we entered into a participation and servicing agreement with the lender on our Rego Park II shopping center loan, which matures on November 30, 2018. We paid $200,000,000 to participate in the loan and are entitled to interest of LIBOR plus 1.60% (3.69% as of June 30, 2018). The investment is presented as “Rego Park II loan participation” on our consolidated balance sheets as of June 30, 2018 and December 31, 2017, and interest earned is recognized as “interest and other income, net” in our consolidated statements of income for the three and six months ended June 30, 2018.

6.	Related Party Transactions
Vornado
As of June 30, 2018, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $315,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. Vornado is also entitled to a development fee equal to 6% of development costs, as defined.
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
The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Company management fees	$700	$700	$1,400	$1,400
Development fees	2	4	9	32
Leasing fees	—	4	—	15
Property management, cleaning, engineering and security fees	939	953	1,965	1,941
	$1,641	$1,661	$3,374	$3,388
As of June 30, 2018, the amounts due to Vornado were $29,000 for development fees and $405,000 for management, property management, cleaning, engineering and security fees. As of December 31, 2017, the amounts due to Vornado were $1,811,000 for leasing fees; $658,000 for management, property management, cleaning, engineering and security fees; and $21,000 for development fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.	Related Party Transactions - continued
Toys “R” Us, Inc. (“Toys”)
Our affiliate, Vornado, owns 32.5% of Toys. Joseph Macnow, Vornado’s Executive Vice President and Chief Financial Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors. In connection with the Toys Chapter 11 bankruptcy, its 47,000 square foot lease at our Rego Park II shopping center ($2,600,000 of annual revenue) was rejected effective June 30, 2018 and possession of the space was returned to us. Consequently, we accelerated depreciation and amortization of the remaining balances of $588,000 of tenant improvements and $215,000 of deferred leasing costs during the three months ended June 30, 2018. We also wrote off the Toys receivable arising from the straight-lining of rent of $500,000 during the six months ended June 30, 2018.

7.	Marketable Securities
As of June 30, 2018 and December 31, 2017, we owned 535,265 common shares of Macerich (NYSE: MAC). These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate. As of June 30, 2018 and December 31, 2017, the fair value of these shares was $30,419,000 and $35,156,000, respectively, based on Macerich’s closing share price of $56.83 per share and $65.68 per share, respectively. These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale. Available-for-sale securities are presented at fair value on our consolidated balance sheets. Prior to January 1, 2018, unrealized gains and losses resulting from the change in fair value of these securities were included in “other comprehensive loss.”  Effective January 1, 2018, changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825. For the three months ended June 30, 2018 we recorded an increase in the fair value of our marketable securities of $433,000, resulting from Macerich’s closing share price of $56.83 as of June 30, 2018, compared to $56.02 as of March 31, 2018. For the six months ended June 30, 2018 we recorded a decrease in the fair value of our marketable securities of $4,737,000, resulting from Macerich’s closing share price of $56.83 as of June 30, 2018, compared to $65.68 as of December 31, 2017.

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
As the results related to Kings Plaza were previously classified as discontinued operations, we have classified the expense as “loss from discontinued operations” on our consolidated statement of income for the six months ended June 30, 2018 in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $52,672,000 and $52,187,000 for the six months ended June 30, 2018 and 2017, respectively, representing approximately 45% and 46% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

10.	Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Our 2016 Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.
In May 2018, we granted each of the members of our Board of Directors 195 DSUs with a grant date fair value of $56,250 per grant, or $394,000 in the aggregate. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of June 30, 2018, there were 10,057 DSUs outstanding and 495,730 shares were available for future grant under the Plan.

11.	Mortgages Payable
The following is a summary of our outstanding mortgages payable as of June 30, 2018 and December 31, 2017. We may refinance our maturing debt as it comes due or choose to repay it.

			Balance at
(Amounts in thousands)	Maturity(1)	Interest Rate at June 30, 2018	June 30, 2018	December 31, 2017
First mortgages secured by:
Paramus	Oct. 2018	2.90%	$68,000	$68,000
Rego Park II shopping center(2)	Nov. 2018	3.94%	254,234	256,194
731 Lexington Avenue, retail space(3)	Aug. 2022	3.41%	350,000	350,000
731 Lexington Avenue, office space(4)	Jun. 2024	2.97%	500,000	500,000
Rego Park I shopping center (100% cash collateralized)(5)	—	—	—	78,246
Total			1,172,234	1,252,440
Deferred debt issuance costs, net of accumulated amortization of $8,915 and $6,315, respectively			(9,602)	(12,218)
			$1,162,632	$1,240,222

(1)	Represents the extended maturity where we have the unilateral right to extend.

(2)	Interest at LIBOR plus 1.85%. See Note 5 for details of our Rego Park II loan participation.

(3)	Interest at LIBOR plus 1.40%.

(4)	Interest at LIBOR plus 0.90%.

(5)	Refinanced on May 11, 2018 and repaid on June 6, 2018.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	Fair Value Measurements
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
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheets as of June 30, 2018 and December 31, 2017, consist of marketable securities and an interest rate cap, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$30,419	$30,419	$—	$—
Interest rate cap (included in other assets)	2	—	2	—
Total assets	$30,421	$30,419	$2	$—

	As of December 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$35,156	$35,156	$—	$—
Interest rate cap (included in other assets)	6	—	6	—
Total assets	$35,162	$35,156	$6	$—
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, the Rego Park II loan participation and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair values of the Rego Park II loan participation and our mortgages payable are calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018		As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$259,774	$259,774	$273,914	$273,914
Rego Park II loan participation	197,018	197,000	198,537	198,000
	$456,792	$456,774	$472,451	$471,914
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,172,234	$1,162,000	$1,252,440	$1,239,000

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.	Commitments and Contingencies
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
On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I property. Annual revenue is approximately $10,400,000, under a lease which expires in March 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern. There are $3,271,000 of receivables arising from the straight-lining of rent and $343,000 of unamortized deferred leasing costs on our consolidated balance sheet related to the Sears lease as of June 30, 2018 which we will continue to assess for recoverability.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.	Commitments and Contingencies - continued
Letters of Credit
Approximately $1,040,000 of standby letters of credit were issued and outstanding as of June 30, 2018.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

14.	Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2018	2017	2018	2017
Income from continuing operations	$17,570	$20,660	$31,667	$42,327
Loss from discontinued operations (see Note 8)	—	—	(23,797)	—
Net income	$17,570	$20,660	$7,870	$42,327

Weighted average shares outstanding – basic and diluted	5,116,657	5,115,320	5,116,321	5,115,012

Income from continuing operations	$3.43	$4.04	$6.19	$8.28
Loss from discontinued operations (see Note 8)	—	—	(4.65)	—
Net income per common share – basic and diluted	$3.43	$4.04	$1.54	$8.28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the "Company") as of June 30, 2018, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and changes in equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 30, 2018

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2018 and 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the six months ended June 30, 2018, there were no material changes to these policies, other than the adoption of Accounting Standards Update (“ASU”) 2014-09, described in “Part I - Financial Information, Item 1 - Financial Statements, Note 3 - Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q.

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
Quarter Ended June 30, 2018 Financial Results Summary
Net income for the quarter ended June 30, 2018 was $17,570,000, or $3.43 per diluted share, compared to $20,660,000, or $4.04 per diluted share in the prior year’s quarter. Funds from operations (“FFO”) (non-GAAP) for the quarter ended June 30, 2018 was $26,138,000, or $5.11 per diluted share, compared to $28,667,000, or $5.60 per diluted share in the prior year’s quarter.
Six Months Ended June 30, 2018 Financial Results Summary
Net income for the six months ended June 30, 2018 was $7,870,000, or $1.54 per diluted share, compared to $42,327,000, or $8.28 per diluted share in the prior year’s six months. FFO (non-GAAP) for the six months ended June 30, 2018 was $24,589,000, or $4.81 per diluted share, compared to $58,248,000, or $11.39 per diluted share in the prior year’s six months. Net income and FFO for the six months ended June 30, 2018 included (i) $23,797,000, or $4.65 per diluted share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza Regional Shopping Center (“Kings Plaza”), which is being contested and (ii) $4,737,000, or $0.92 per diluted share, of expense from the decrease in the fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018. Previously, changes in the fair value of marketable securities were recognized through “accumulated other comprehensive (loss) income” on our consolidated balance sheets and did not impact our consolidated statements of income.
Square Footage, Occupancy and Leasing Activity
As of June 30, 2018, our portfolio was comprised of seven properties aggregating 2,437,000 square feet and was 99.5% occupied.
Real Property Transfer Tax Litigation
In 2012, we sold Kings Plaza and paid real property transfer taxes to New York City in connection with the sale. In 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional New York City real property transfer tax amount, including interest, which we are contesting.
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

Overview - continued
Tenant Matters
On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I property. Annual revenue is approximately $10,400,000, under a lease which expires in March 2021. In its 2016 annual report on Form 10-K, Sears indicated that substantial doubt exists related to its ability to continue as a going concern. There are $3,271,000 of receivables arising from the straight-lining of rent and $343,000 of unamortized deferred leasing costs on our consolidated balance sheet related to the Sears lease as of June 30, 2018 which we will continue to assess for recoverability.
In connection with the Toys “R” Us (“Toys”) Chapter 11 bankruptcy, its 47,000 square foot lease at our Rego Park II shopping center ($2,600,000 of annual revenue) was rejected effective June 30, 2018 and possession of the space was returned to us. Consequently, we accelerated depreciation and amortization of the remaining balances of $588,000 of tenant improvements and $215,000 of deferred leasing costs during the three months ended June 30, 2018. We also wrote off the Toys receivable arising from the straight-lining of rent of $500,000 during the six months ended June 30, 2018.
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $52,672,000 and $52,187,000 for the six months ended June 30, 2018 and 2017, respectively, representing approximately 45% and 46% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended June 30, 2018, compared to June 30, 2017
Property Rentals
Property rentals were $38,618,000 in the quarter ended June 30, 2018, compared to $38,264,000 in the prior year’s quarter, an increase of $354,000.
Expense Reimbursements
Tenant expense reimbursements were $19,635,000 in the quarter ended June 30, 2018, compared to $18,926,000 in the prior year’s quarter, an increase of $709,000. This increase was primarily due to higher reimbursable real estate taxes and operating expenses.
Operating Expenses
Operating expenses were $21,511,000 in the quarter ended June 30, 2018, compared to $20,744,000 in the prior year’s quarter, an increase of $767,000. This increase was primarily due to higher real estate taxes of $505,000.
Depreciation and Amortization
Depreciation and amortization was $8,700,000 in the quarter ended June 30, 2018, compared to $8,138,000 in the prior year’s quarter, an increase of $562,000. This increase was primarily due to acceleration of depreciation and amortization related to the Toys lease termination.
General and Administrative Expenses
General and administrative expenses were $1,689,000 in the quarter ended June 30, 2018, compared to $1,696,000 in the prior year’s quarter, a decrease of $7,000.
Interest and Other Income, net
Interest and other income, net was $1,730,000 in the quarter ended June 30, 2018, compared to $1,297,000 in the prior year’s quarter, an increase of $433,000. This increase was primarily due to $1,776,000 of higher interest income from the Rego Park II loan participation entered into in July 2017, partially offset by $1,600,000 of expense from a litigation settlement.
Interest and Debt Expense
Interest and debt expense was $10,945,000 in the quarter ended June 30, 2018, compared to $7,255,000 in the prior year’s quarter, an increase of $3,690,000. This increase was primarily due to higher interest expense of (i) $2,075,000 due to an increase in average LIBOR, (ii) $802,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on June 1, 2017 for $500,000,000 at LIBOR plus 0.90% (previously a $300,000,000 loan at LIBOR plus 0.95%) and (iii) $817,000 of higher amortization of debt issuance costs.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $433,000 in the quarter ended June 30, 2018, resulting from The Macerich Company’s (“Macerich”) closing share price of $56.83 as of June 30, 2018, compared to $56.02 as of March 31, 2018, on 535,265 shares owned.
Income Taxes
Income tax expense was $1,000 in the quarter ended June 30, 2018, compared to income tax benefit of $6,000 in the prior year’s quarter.

Results of Operations - Six Months Ended June 30, 2018, compared to June 30, 2017
Property Rentals
Property rentals were $76,859,000 in the six months ended June 30, 2018, compared to $76,537,000 in the prior year’s six months, an increase of $322,000.
Expense Reimbursements
Tenant expense reimbursements were $39,274,000 in the six months ended June 30, 2018, compared to $37,882,000 in the prior year’s six months, an increase of $1,392,000. This increase was primarily due to higher reimbursable real estate taxes and operating expenses.
Operating Expenses
Operating expenses were $43,788,000 in the six months ended June 30, 2018, compared to $41,665,000 in the prior year’s six months, an increase of $2,123,000. This increase was primarily due to (i) higher real estate taxes of $1,008,000, (ii) higher reimbursable operating expenses of $450,000 and (iii) higher bad debt expense of $398,000.
Depreciation and Amortization
Depreciation and amortization was $16,983,000 in the six months ended June 30, 2018, compared to $16,183,000 in the prior year’s six months, an increase of $800,000. This increase was primarily due to acceleration of depreciation and amortization related to the Toys lease termination.
General and Administrative Expenses
General and administrative expenses were $2,950,000 in the six months ended June 30, 2018, compared to $2,852,000 in the prior year’s six months, an increase of $98,000.
Interest and Other Income, net
Interest and other income, net was $4,768,000 in the six months ended June 30, 2018, compared to $2,024,000 in the prior year’s six months, an increase of $2,744,000. This increase was primarily due to (i) higher interest income of $3,361,000 from the Rego Park II loan participation and (ii) $1,438,000 from an increase in average interest rates, partially offset by (iii) $1,600,000 of expense from a litigation settlement, (iv) $231,000 of lower bankruptcy recoveries and (v) $211,000 of lower interest income due to lower average investment balances.
Interest and Debt Expense
Interest and debt expense was $20,774,000 in the six months ended June 30, 2018, compared to $13,415,000 in the prior year’s six months, an increase of $7,359,000. This increase was primarily due to higher interest expense of (i) $3,701,000 due to an increase in average LIBOR, (ii) $2,181,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on June 1, 2017 for $500,000,000 at LIBOR plus 0.90% (previously a $300,000,000 loan at LIBOR plus 0.95%) and (iii) $1,606,000 of higher amortization of debt issuance costs.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $4,737,000 in the six months ended June 30, 2018, resulting from Macerich’s closing share price of $56.83 as of June 30, 2018, compared to $65.68 as of December 31, 2017, on 535,265 shares owned. See “Part I - Financial Information, Item 1 - Financial Statements, Note 3 - Recently Issued Accounting Literature.”
Income Taxes
Income tax expense was $2,000 in the six months ended June 30, 2018, compared to $1,000 in the prior year’s six months.
Loss from Discontinued Operations
Loss from discontinued operations was $23,797,000 in the six months ended June 30, 2018. The loss was due to a payment of potential additional real property transfer taxes from the 2012 sale of Kings Plaza which is being contested. See “Part I - Financial Information, Item 1 - Financial Statements, Note 8 - Discontinued Operations.”

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
Six Months Ended June 30, 2018
Cash and cash equivalents and restricted cash were $300,083,000 as of June 30, 2018, compared to $393,279,000 as of December 31, 2017, a decrease of $93,196,000. This decrease resulted from (i) $126,391,000 of net cash used in financing activities and (ii) $270,000 of net cash used in investing activities, partially offset by (iii) $33,465,000 of net cash provided by operating activities.
Net cash used in financing activities of $126,391,000 was primarily comprised of debt repayments of $80,206,000 (primarily the refinancing and subsequent repayment of the mortgage loan on our Rego Park I shopping center) and dividends paid of $46,044,000.
Net cash used in investing activities of $270,000 was comprised of construction in progress and real estate additions of $1,789,000, partially offset by principal repayment proceeds from the Rego Park II loan participation of $1,519,000.
Net cash provided by operating activities of $33,465,000 was comprised of (i) net income of $7,870,000 and (ii) adjustments for non-cash items of $26,909,000, partially offset by (iii) the net change in operating assets and liabilities of $1,314,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $19,740,000, (ii) the change in fair value of marketable securities of $4,737,000, (iii) straight-lining of rental income of $2,038,000 and (iv) stock-based compensation expense of $394,000.
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

Liquidity and Capital Resources - continued
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $306,000 deductible and 18% of the balance of a covered loss, and the Federal government is responsible for the remaining 82% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
Letters of Credit
Approximately $1,040,000 of standby letters of credit were issued and outstanding as of June 30, 2018.
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
FFO (non-GAAP) for the three and six months ended June 30, 2018 and 2017
FFO (non-GAAP) for the quarter ended June 30, 2018 was $26,138,000, or $5.11 per diluted share, compared to $28,667,000, or $5.60 per diluted share in the prior year’s quarter.
FFO (non-GAAP) for the six months ended June 30, 2018 was $24,589,000, or $4.81 per diluted share, compared to $58,248,000, or $11.39 per diluted share in the prior year’s six months. FFO for the six months ended June 30, 2018 included (i) $23,797,000, or $4.65 per diluted share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza, which is being contested and (ii) $4,737,000, or $0.92 per diluted share, of expense from the decrease in the fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018. Previously, changes in the fair value of marketable securities were recognized through “accumulated other comprehensive (loss) income” on our consolidated balance sheets and did not impact our consolidated statements of income.
The following table reconciles our net income to FFO (non-GAAP):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2018	2017	2018	2017
Net income	$17,570	$20,660	$7,870	$42,327
Depreciation and amortization of real property	8,568	8,007	16,719	15,921
FFO (non-GAAP)	$26,138	$28,667	$24,589	$58,248

FFO per diluted share (non-GAAP)	$5.11	$5.60	$4.81	$11.39

Weighted average shares used in computing FFO per diluted share	5,116,657	5,115,320	5,116,321	5,115,012

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2018			2017
(Amounts in thousands, except per share amounts)	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$1,104,234	3.33%	$11,042	$1,106,194	2.75%
Fixed Rate	68,000	2.90%	—	146,246	1.54%
	$1,172,234	3.31%	$11,042	$1,252,440	2.61%

Total effect on diluted earnings per share			$2.16
As of June 30, 2018, we have an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of June 30, 2018 and December 31, 2017, the estimated fair value of our mortgages payable was $1,162,000,000 and $1,239,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
For a discussion of the litigation concerning our Rego Park I property, see “Part I – Financial Information, Item 1 – Financial Statements, Note 13 – Commitments and Contingencies.”

Item 1A.	Risk Factors
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
10.1	-	Fifth Omnibus Loan Modification and Extension Agreement, dated and made effective as of March 12, 2018, by and between Alexander’s Rego Shopping Center, Inc. and U.S. Bank National Association	*

10.2	-	Sixth Omnibus Loan Modification and Extension Agreement, dated and made effective as of April 12, 2018, by and between Alexander’s Rego Shopping Center, Inc. and U.S. Bank National Association	*

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase
* Incorporated by reference from Form 10-Q filed on April 30, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: July 30, 2018	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)