Form 10-Q
period 2018-09-30
ALEXANDERS INC
filed 2018-10-29
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:     September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☑Large Accelerated Filer	☐Accelerated Filer
☐Non-Accelerated Filer	☐Smaller Reporting Company
☐Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 26, 2018, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	September 30, 2018	December 31, 2017
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	976,434	988,846
Development and construction in progress	4,239	3,551
Total	1,025,644	1,037,368
Accumulated depreciation and amortization	(290,660)	(283,044)
Real estate, net	734,984	754,324
Cash and cash equivalents	303,710	307,536
Restricted cash	5,537	85,743
Rego Park II loan participation	196,237	198,537
Marketable securities	29,595	35,156
Tenant and other receivables, net of allowance for doubtful accounts of $1,117 and $1,501, respectively	3,631	2,693
Receivable arising from the straight-lining of rents	169,124	174,713
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $31,908 and $35,152, respectively	41,792	45,790
Other assets	16,262	27,903
	$1,500,872	$1,632,395

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,162,928	$1,240,222
Amounts due to Vornado	441	2,490
Accounts payable and accrued expenses	36,318	42,827
Other liabilities	3,040	2,901
Total liabilities	1,202,727	1,288,440

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	31,971	31,577
Retained earnings	261,500	302,543
Accumulated other comprehensive (loss) income	(131)	5,030
	298,513	344,323
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	298,145	343,955
	$1,500,872	$1,632,395

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Property rentals	$38,250	$37,970	$115,109	$114,507
Expense reimbursements	20,875	20,124	60,149	58,006
Total revenues	59,125	58,094	175,258	172,513
EXPENSES
Operating, including fees to Vornado of $1,158, $1,146, $3,433 and $3,365, respectively	26,419	21,272	70,207	62,937
Depreciation and amortization	8,225	8,430	25,208	24,613
General and administrative, including management fees to Vornado of $595 and $1,785 in each three and nine month period, respectively	1,125	1,228	4,075	4,080
Total expenses	35,769	30,930	99,490	91,630

OPERATING INCOME	23,356	27,164	75,768	80,883

Interest and other income, net	3,813	2,081	8,581	4,105
Interest and debt expense	(11,341)	(8,940)	(32,115)	(22,355)
Change in fair value of marketable securities (see Note 7)	(824)	—	(5,561)	—
Income before income taxes	15,004	20,305	46,673	62,633
Income tax expense	(1)	(6)	(3)	(7)
Income from continuing operations	15,003	20,299	46,670	62,626
Loss from discontinued operations (see Note 8)	—	—	(23,797)	—
Net income	$15,003	$20,299	$22,873	$62,626

Income per common share – basic and diluted:
Income from continuing operations	$2.93	$3.97	$9.12	$12.24
Loss from discontinued operations (see Note 8)	—	—	(4.65)	—
Net income per common share	$2.93	$3.97	$4.47	$12.24

Weighted average shares outstanding	5,117,347	5,115,982	5,116,667	5,115,339

Dividends per common share	$4.50	$4.25	$13.50	$12.75
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$15,003	$20,299	$22,873	$62,626
Other comprehensive loss:
Change in fair value of marketable securities (see Note 7)	—	(1,653)	—	(8,494)
Change in fair value of interest rate cap	(1)	(11)	(5)	(67)
Comprehensive income	$15,002	$18,635	$22,868	$54,065
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2016	5,173	$5,173	$31,189	$308,995	$7,862	$(374)	$352,845
Net income	—	—	—	62,626	—	—	62,626
Dividends paid	—	—	—	(65,218)	—	—	(65,218)
Change in fair value of marketable securities	—	—	—	—	(8,494)	—	(8,494)
Change in fair value of interest rate cap	—	—	—	—	(67)	—	(67)
Deferred stock unit grants	—	—	394	—	—	—	394
Other	—	—	(6)	—	—	6	—
Balance, September 30, 2017	5,173	$5,173	$31,577	$306,403	$(699)	$(368)	$342,086

Balance, December 31, 2017	5,173	$5,173	$31,577	$302,543	$5,030	$(368)	$343,955
Net income	—	—	—	22,873	—	—	22,873
Dividends paid	—	—	—	(69,072)	—	—	(69,072)
Cumulative effect of change in accounting principle (see Note 3)	—	—	—	5,156	(5,156)	—	—
Change in fair value of interest rate cap	—	—	—	—	(5)	—	(5)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, September 30, 2018	5,173	$5,173	$31,971	$261,500	$(131)	$(368)	$298,145
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017
Net income	$22,873	$62,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	29,323	27,049
Straight-lining of rental income	5,589	3,223
Stock-based compensation	394	394
Change in fair value of marketable securities (see Note 7)	5,561	—
Changes in operating assets and liabilities:
Tenant and other receivables, net	(938)	(947)
Other assets	11,622	(14,209)
Amounts due to Vornado	(2,075)	(334)
Accounts payable and accrued expenses	(5,835)	(5,571)
Other liabilities	139	(21)
Net cash provided by operating activities	66,653	72,210

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(2,514)	(3,155)
Rego Park II loan participation payment	—	(200,000)
Principal repayment proceeds from Rego Park II loan participation	2,300	725
Net cash used in investing activities	(214)	(202,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(159,460)	(302,754)
Proceeds from borrowing	78,246	500,000
Dividends paid	(69,072)	(65,218)
Debt issuance costs	(185)	(11,972)
Net cash (used in) provided by financing activities	(150,471)	120,056

Net decrease in cash and cash equivalents and restricted cash	(84,032)	(10,164)
Cash and cash equivalents and restricted cash at beginning of period	393,279	374,678
Cash and cash equivalents and restricted cash at end of period	$309,247	$364,514

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$307,536	$288,926
Restricted cash at beginning of period	85,743	85,752
Cash and cash equivalents and restricted cash at beginning of period	$393,279	$374,678

Cash and cash equivalents at end of period	$303,710	$280,010
Restricted cash at end of period	5,537	84,504
Cash and cash equivalents and restricted cash at end of period	$309,247	$364,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$27,728	$19,358

NON-CASH TRANSACTIONS
Write-off of fully amortized and/or depreciated assets	$13,791	$4,265
Liability for real estate additions, including $26 and $24 for development fees due to Vornado in 2018 and 2017, respectively	36	124
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.
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

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments (“ASC 825”). ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update effective January 1, 2018 using the modified retrospective approach. While the adoption of this update requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive loss.” As a result, on January 1, 2018 we recorded an increase to retained earnings of $5,156,000 to recognize the unrealized gains previously recorded within “accumulated other comprehensive (loss) income.” For the three months ended September 30, 2018 we recorded a decrease in the fair value of our marketable securities of $824,000, resulting from The Macerich Company’s (“Macerich”) closing share price of $55.29 as of September 30, 2018, compared to $56.83 as of June 30, 2018. For the nine months ended September 30, 2018 we recorded a decrease in the fair value of our marketable securities of $5,561,000, resulting from Macerich’s closing share price of $55.29 as of September 30, 2018, compared to $65.68 as of December 31, 2017.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In February 2016, the FASB issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases, as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and believe that the standard will more significantly impact the accounting for leases in which we are a lessee. For our Flushing property ground lease, which is classified as an operating lease, we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments, and will continue to recognize expense on a straight-line basis upon adoption of this standard. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued an update ASU 2018-11 Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. We plan to utilize this transition option when we adopt this standard on January 1, 2019 and plan to elect to use the transition practical expedients package available to us under this new standard.

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition, as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update effective January 1, 2018 using the modified retrospective approach to all contracts not yet completed. The adoption of this update did not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued an update (“ASU 2018-13”) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. An entity is permitted to early adopt by modifying existing disclosures and delay adoption of the additional disclosures until the effective date. The adoption of this update is not expected to have a material impact on our consolidated financial statements and disclosures.

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
The following is a summary of revenue sources for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
Base rent	$36,844	$36,584	$110,754	$109,997
Percentage rent	—	11	234	174
Parking revenue	1,406	1,375	4,121	4,336
Property rentals	38,250	37,970	115,109	114,507

Operating expense reimbursements	19,995	19,029	57,371	54,879
Tenant services	880	1,095	2,778	3,127
Expense reimbursements	20,875	20,124	60,149	58,006
Total revenues	$59,125	$58,094	$175,258	$172,513

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	Rego Park II Loan Participation
On July 28, 2017, we entered into a participation and servicing agreement with the lender on our Rego Park II shopping center loan, which matures on November 30, 2018. We paid $200,000,000 to participate in the loan and are entitled to interest of LIBOR plus 1.60% (3.86% as of September 30, 2018). The investment is presented as “Rego Park II loan participation” on our consolidated balance sheets as of September 30, 2018 and December 31, 2017, and interest earned is recognized as “interest and other income, net” in our consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

6.	Related Party Transactions
Vornado
As of September 30, 2018, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
Company management fees	$700	$700	$2,100	$2,100
Development fees	17	—	26	32
Leasing fees	13	3	13	18
Property management, cleaning, engineering and security fees	1,012	1,006	2,977	2,947
	$1,742	$1,709	$5,116	$5,097
As of September 30, 2018, the amounts due to Vornado were $13,000 for leasing fees; $47,000 for development fees; and $381,000 for management, property management, cleaning, engineering and security fees. As of December 31, 2017, the amounts due to Vornado were $1,811,000 for leasing fees; $658,000 for management, property management, cleaning, engineering and security fees; and $21,000 for development fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.	Related Party Transactions - continued
Toys “R” Us, Inc. (“Toys”)
Our affiliate, Vornado, owns 32.5% of Toys. Joseph Macnow, Vornado’s Executive Vice President and Chief Financial Officer and Wendy A. Silverstein, a member of our Board of Directors, represent Vornado as members of Toys’ Board of Directors. In connection with the Toys Chapter 11 bankruptcy, its 47,000 square foot lease at our Rego Park II shopping center ($2,600,000 of annual revenue) was rejected effective June 30, 2018 and possession of the space was returned to us. Consequently, we accelerated depreciation and amortization of the remaining balances of $588,000 of tenant improvements and $215,000 of deferred leasing costs during the nine months ended September 30, 2018. We also wrote off the Toys receivable arising from the straight-lining of rent of $500,000 during the nine months ended September 30, 2018.

7.	Marketable Securities
As of September 30, 2018 and December 31, 2017, we owned 535,265 common shares of Macerich (NYSE: MAC). These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate. As of September 30, 2018 and December 31, 2017, the fair value of these shares was $29,595,000 and $35,156,000, respectively, based on Macerich’s closing share price of $55.29 per share and $65.68 per share, respectively. These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale. Available-for-sale securities are presented at fair value on our consolidated balance sheets. Prior to January 1, 2018, unrealized gains and losses resulting from the change in fair value of these securities were included in “other comprehensive loss.”  Effective January 1, 2018, changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825. For the three months ended September 30, 2018 we recorded a decrease in the fair value of our marketable securities of $824,000, resulting from Macerich’s closing share price of $55.29 as of September 30, 2018, compared to $56.83 as of June 30, 2018. For the nine months ended September 30, 2018 we recorded a decrease in the fair value of our marketable securities of $5,561,000, resulting from Macerich’s closing share price of $55.29 as of September 30, 2018, compared to $65.68 as of December 31, 2017.

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
As the results related to Kings Plaza were previously classified as discontinued operations, we have classified the expense as “loss from discontinued operations” on our consolidated statement of income for the nine months ended September 30, 2018 in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $80,024,000 and $78,786,000 for the nine months ended September 30, 2018 and 2017, respectively, representing approximately 46% of our total revenues in each period. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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
On May 17, 2018, we granted each of the members of our Board of Directors 195 DSUs with a grant date fair value of $56,250 per grant, or $394,000 in the aggregate. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of September 30, 2018, there were 10,057 DSUs outstanding and 495,730 shares were available for future grant under the Plan.

11.	Mortgages Payable
The following is a summary of our outstanding mortgages payable as of September 30, 2018 and December 31, 2017. We may refinance our maturing debt as it comes due or choose to repay it.

			Balance at
(Amounts in thousands)	Maturity(1)	Interest Rate at September 30, 2018	September 30, 2018	December 31, 2017
First mortgages secured by:
Paramus	Oct. 2018(2)	2.90%	$68,000	$68,000
Rego Park II shopping center(3)	Nov. 2018	4.11%	253,226	256,194
731 Lexington Avenue, retail space(4)	Aug. 2022	3.51%	350,000	350,000
731 Lexington Avenue, office space(5)	Jun. 2024	3.06%	500,000	500,000
Rego Park I shopping center (100% cash collateralized)(6)	—	—	—	78,246
Total			1,171,226	1,252,440
Deferred debt issuance costs, net of accumulated amortization of $10,219 and $6,315, respectively			(8,298)	(12,218)
			$1,162,928	$1,240,222

(1)	Represents the extended maturity where we have the unilateral right to extend.

(2)	On October 3, 2018, the loan was extended to October 4, 2021 at a fixed rate of 4.72%.

(3)	Interest at LIBOR plus 1.85%. See Note 5 for details of our Rego Park II loan participation.

(4)	Interest at LIBOR plus 1.40%.

(5)	Interest at LIBOR plus 0.90%.

(6)	Refinanced on May 11, 2018 and repaid on June 6, 2018.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	Fair Value Measurements
ASC 820 defines fair value and establishes a framework for measuring fair value. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheets as of September 30, 2018 and December 31, 2017, consist of marketable securities and an interest rate cap, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$29,595	$29,595	$—	$—
Interest rate cap (included in other assets)	1	—	1	—
Total assets	$29,596	$29,595	$1	$—

	As of December 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$35,156	$35,156	$—	$—
Interest rate cap (included in other assets)	6	—	6	—
Total assets	$35,162	$35,156	$6	$—
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, the Rego Park II loan participation and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair values of the Rego Park II loan participation and our mortgages payable are calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018		As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$268,414	$268,414	$273,914	$273,914
Rego Park II loan participation	196,237	196,000	198,537	198,000
	$464,651	$464,414	$472,451	$471,914
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,171,226	$1,163,000	$1,252,440	$1,239,000

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.	Commitments and Contingencies
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
Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan, with a fixed rate (2.90% as of September 30, 2018). On October 3, 2018, the interest-only loan was extended to October 4, 2021 at a fixed rate of 4.72%. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
Rego Park I Litigation
In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4,000,000 and future damages it estimated would not be less than $25,000,000. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000.
On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I shopping center ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and announced its intention to reject its lease. Consequently, we wrote off the remaining balance of the Sears receivable arising from the straight-lining of rent of $2,973,000 during the three months ended September 30, 2018. In addition, we accelerated depreciation and amortization of the remaining balance of $312,000 of deferred leasing costs during the three months ended September 30, 2018.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.	Commitments and Contingencies - continued
Letters of Credit
Approximately $1,040,000 of standby letters of credit were issued and outstanding as of September 30, 2018.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

14.	Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2018	2017	2018	2017
Income from continuing operations	$15,003	$20,299	$46,670	$62,626
Loss from discontinued operations (see Note 8)	—	—	(23,797)	—
Net income	$15,003	$20,299	$22,873	$62,626

Weighted average shares outstanding – basic and diluted	5,117,347	5,115,982	5,116,667	5,115,339

Income from continuing operations	$2.93	$3.97	$9.12	$12.24
Loss from discontinued operations (see Note 8)	—	—	(4.65)	—
Net income per common share – basic and diluted	$2.93	$3.97	$4.47	$12.24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2018, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and changes in equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
October 29, 2018

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2018 and 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the nine months ended September 30, 2018, there were no material changes to these policies, other than the adoption of Accounting Standards Update (“ASU”) 2014-09, described in “Part I - Financial Information, Item 1 - Financial Statements, Note 3 - Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q.

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
Quarter Ended September 30, 2018 Financial Results Summary
Net income for the quarter ended September 30, 2018 was $15,003,000, or $2.93 per diluted share, compared to $20,299,000, or $3.97 per diluted share in the prior year’s quarter. Funds from operations (“FFO”) (non-GAAP) for the quarter ended September 30, 2018 was $23,121,000, or $4.52 per diluted share, compared to $28,598,000, or $5.59 per diluted share in the prior year’s quarter. Net income and FFO (non-GAAP) for the three months ended September 30, 2018 included $2,973,000, or $0.58 per diluted share, of expense from the write-off of straight-line rent receivable from Sears at Rego Park I shopping center as a result of its Chapter 11 bankruptcy filing and intention to reject its lease.
Nine Months Ended September 30, 2018 Financial Results Summary
Net income for the nine months ended September 30, 2018 was $22,873,000, or $4.47 per diluted share, compared to $62,626,000, or $12.24 per diluted share in the prior year’s nine months. FFO (non-GAAP) for the nine months ended September 30, 2018 was $47,710,000, or $9.32 per diluted share, compared to $86,846,000, or $16.98 per diluted share in the prior year’s nine months. Net income and FFO (non-GAAP) for the nine months ended September 30, 2018 included (i) $23,797,000, or $4.65 per diluted share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza Regional Shopping Center (“Kings Plaza”), which is being contested and (ii) $5,561,000, or $1.09 per diluted share, of expense from the decrease in the fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018. Previously, changes in the fair value of marketable securities were recognized through “accumulated other comprehensive (loss) income” on our consolidated balance sheets and did not impact our consolidated statements of income. Net income and FFO (non-GAAP) for the nine months ended September 30, 2018 also included $2,973,000, or $0.58 per diluted share, of expense from the write-off of straight-line rent receivable from Sears at Rego Park I shopping center as a result of its Chapter 11 bankruptcy filing and intention to reject its lease.
Square Footage, Occupancy and Leasing Activity
As of September 30, 2018, our portfolio was comprised of seven properties aggregating 2,437,000 square feet and was 99.3% occupied.
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

Overview - continued
Tenant Matters
On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I shopping center ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and announced its intention to reject its lease. Consequently, we wrote off the remaining balance of the Sears receivable arising from the straight-lining of rent of $2,973,000 during the three months ended September 30, 2018. In addition, we accelerated depreciation and amortization of the remaining balance of $312,000 of deferred leasing costs during the three months ended September 30, 2018.
In connection with the Toys “R” Us (“Toys”) Chapter 11 bankruptcy, its 47,000 square foot lease at our Rego Park II shopping center ($2,600,000 of annual revenue) was rejected effective June 30, 2018 and possession of the space was returned to us. Consequently, we accelerated depreciation and amortization of the remaining balances of $588,000 of tenant improvements and $215,000 of deferred leasing costs during the nine months ended September 30, 2018. We also wrote off the Toys receivable arising from the straight-lining of rent of $500,000 during the nine months ended September 30, 2018.
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $80,024,000 and $78,786,000 for the nine months ended September 30, 2018 and 2017, respectively, representing approximately 46% of our total revenues in each period. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended September 30, 2018, compared to September 30, 2017
Property Rentals
Property rentals were $38,250,000 in the quarter ended September 30, 2018, compared to $37,970,000 in the prior year’s quarter, an increase of $280,000.
Expense Reimbursements
Tenant expense reimbursements were $20,875,000 in the quarter ended September 30, 2018, compared to $20,124,000 in the prior year’s quarter, an increase of $751,000. This increase was primarily due to higher reimbursable real estate taxes and operating expenses.
Operating Expenses
Operating expenses were $26,419,000 in the quarter ended September 30, 2018, compared to $21,272,000 in the prior year’s quarter, an increase of $5,147,000. This increase was primarily due to (i) higher bad debt expense of $3,909,000 (primarily due to Sears bankruptcy), (ii) higher reimbursable operating expenses of $804,000 and (iii) higher real estate taxes of $443,000.
Depreciation and Amortization
Depreciation and amortization was $8,225,000 in the quarter ended September 30, 2018, compared to $8,430,000 in the prior year’s quarter, a decrease of $205,000.
General and Administrative Expenses
General and administrative expenses were $1,125,000 in the quarter ended September 30, 2018, compared to $1,228,000 in the prior year’s quarter, a decrease of $103,000. This decrease was primarily due to lower professional fees.
Interest and Other Income, net
Interest and other income, net was $3,813,000 in the quarter ended September 30, 2018, compared to $2,081,000 in the prior year’s quarter, an increase of $1,732,000. This increase was primarily due to (i) $988,000 of higher interest income due to an increase in average interest rates and (ii) $844,000 of higher interest income from the Rego Park II loan participation entered into in July 2017, partially offset by (iii) $243,000 of lower interest income due to a decrease in average investment balances.
Interest and Debt Expense
Interest and debt expense was $11,341,000 in the quarter ended September 30, 2018, compared to $8,940,000 in the prior year’s quarter, an increase of $2,401,000, resulting from an increase in average LIBOR.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $824,000 in the quarter ended September 30, 2018, resulting from The Macerich Company’s (“Macerich”) closing share prices of $55.29 and $56.83 as of September 30, 2018 and June 30, 2018, respectively, on 535,265 shares owned. See “Part I - Financial Information, Item 1 - Financial Statements, Note 3 - Recently Issued Accounting Literature.”
Income Taxes
Income tax expense was $1,000 in the quarter ended September 30, 2018, compared to $6,000 in the prior year’s quarter.

Results of Operations - Nine Months Ended September 30, 2018, compared to September 30, 2017
Property Rentals
Property rentals were $115,109,000 in the nine months ended September 30, 2018, compared to $114,507,000 in the prior year’s nine months, an increase of $602,000.
Expense Reimbursements
Tenant expense reimbursements were $60,149,000 in the nine months ended September 30, 2018, compared to $58,006,000 in the prior year’s nine months, an increase of $2,143,000. This increase was primarily due to higher reimbursable real estate taxes and operating expenses.
Operating Expenses
Operating expenses were $70,207,000 in the nine months ended September 30, 2018, compared to $62,937,000 in the prior year’s nine months, an increase of $7,270,000. This increase was primarily due to (i) higher bad debt expense of $4,307,000 (primarily due to Sears bankruptcy), (ii) higher real estate taxes of $1,451,000 and (iii) higher reimbursable operating expenses of $1,255,000.
Depreciation and Amortization
Depreciation and amortization was $25,208,000 in the nine months ended September 30, 2018, compared to $24,613,000 in the prior year’s nine months, an increase of $595,000.
General and Administrative Expenses
General and administrative expenses were $4,075,000 in the nine months ended September 30, 2018, compared to $4,080,000 in the prior year’s nine months, a decrease of $5,000.
Interest and Other Income, net
Interest and other income, net was $8,581,000 in the nine months ended September 30, 2018, compared to $4,105,000 in the prior year’s nine months, an increase of $4,476,000. This increase was primarily due to (i) higher interest income of $4,205,000 from the Rego Park II loan participation entered into in July 2017 and (ii) $2,416,000 from an increase in average interest rates, partially offset by (iii) $1,600,000 of expense from a litigation settlement and (iv) $425,000 of lower interest income due to lower average investment balances.
Interest and Debt Expense
Interest and debt expense was $32,115,000 in the nine months ended September 30, 2018, compared to $22,355,000 in the prior year’s nine months, an increase of $9,760,000. This increase was primarily due to higher interest expense of (i) $5,747,000 resulting from an increase in average LIBOR, (ii) $2,564,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on June 1, 2017 for $500,000,000 at LIBOR plus 0.90% (previously a $300,000,000 loan at LIBOR plus 0.95%) and (iii) $1,669,000 of higher amortization of debt issuance costs.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $5,561,000 in the nine months ended September 30, 2018, resulting from Macerich’s closing share prices of $55.29 and $65.68 as of September 30, 2018 and December 31, 2017, respectively, on 535,265 shares owned. See “Part I - Financial Information, Item 1 - Financial Statements, Note 3 - Recently Issued Accounting Literature.”
Income Taxes
Income tax expense was $3,000 in the nine months ended September 30, 2018, compared to $7,000 in the prior year’s nine months.
Loss from Discontinued Operations
Loss from discontinued operations was $23,797,000 in the nine months ended September 30, 2018. The loss was due to a payment of potential additional real property transfer taxes from the 2012 sale of Kings Plaza which is being contested. See “Part I - Financial Information, Item 1 - Financial Statements, Note 8 - Discontinued Operations.”

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
Nine Months Ended September 30, 2018
Cash and cash equivalents and restricted cash were $309,247,000 as of September 30, 2018, compared to $393,279,000 as of December 31, 2017, a decrease of $84,032,000. This decrease resulted from (i) $150,471,000 of net cash used in financing activities and (ii) $214,000 of net cash used in investing activities, partially offset by (iii) $66,653,000 of net cash provided by operating activities.
Net cash used in financing activities of $150,471,000 was primarily comprised of debt repayments of $81,214,000 (primarily the refinancing and subsequent repayment of the mortgage loan on our Rego Park I shopping center) and dividends paid of $69,072,000.
Net cash used in investing activities of $214,000 was comprised of construction in progress and real estate additions of $2,514,000, partially offset by principal repayment proceeds from the Rego Park II loan participation of $2,300,000.
Net cash provided by operating activities of $66,653,000 was comprised of (i) net income of $22,873,000, (ii) adjustments for non-cash items of $40,867,000 and (iii) the net change in operating assets and liabilities of $2,913,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $29,323,000, (ii) the change in fair value of marketable securities of $5,561,000, (iii) straight-lining of rental income of $5,589,000 and (iv) stock-based compensation expense of $394,000.
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
Net cash provided by financing activities of $120,056,000 was comprised of (i) $500,000,000 of proceeds from the refinancing of the office portion of 731 Lexington Avenue, partially offset by (ii) debt repayments of $302,754,000 (primarily the repayment of the former loan on the office portion of 731 Lexington Avenue), (iii) dividends paid of $65,218,000 and (iv) debt issuance costs of $11,972,000.
Net cash provided by operating activities of $72,210,000 was comprised of (i) net income of $62,626,000 and (ii) adjustments for non-cash items of $30,666,000, partially offset by (iii) the net change in operating assets and liabilities of $21,082,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $27,049,000, (ii) straight-lining of rental income of $3,223,000 and (iii) stock-based compensation expense of $394,000.
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
Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan, with a fixed rate (2.90% as of September 30, 2018). On October 3, 2018, the interest-only loan was extended to October 4, 2021 at a fixed rate of 4.72%. The annual triple-net rent is the sum of $700,000 plus the amount of debt service on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
Rego Park I Litigation
In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4,000,000 and future damages it estimated would not be less than $25,000,000. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000.
Letters of Credit
Approximately $1,040,000 of standby letters of credit were issued and outstanding as of September 30, 2018.
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
FFO (non-GAAP) for the three and nine months ended September 30, 2018 and 2017
FFO (non-GAAP) for the quarter ended September 30, 2018 was $23,121,000, or $4.52 per diluted share, compared to $28,598,000, or $5.59 per diluted share in the prior year’s quarter. FFO (non-GAAP) for the three months ended September 30, 2018 included $2,973,000, or $0.58 per diluted share, of expense from the write-off of straight-line rent receivable from Sears at Rego Park I shopping center as a result of its Chapter 11 bankruptcy filing and intention to reject its lease.
FFO (non-GAAP) for the nine months ended September 30, 2018 was $47,710,000, or $9.32 per diluted share, compared to $86,846,000, or $16.98 per diluted share in the prior year’s nine months. FFO (non-GAAP) for the nine months ended September 30, 2018 included (i) $23,797,000, or $4.65 per diluted share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza, which is being contested and (ii) $5,561,000, or $1.09 per diluted share, of expense from the decrease in the fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018. Previously, changes in the fair value of marketable securities were recognized through “accumulated other comprehensive (loss) income” on our consolidated balance sheets and did not impact our consolidated statements of income. FFO (non-GAAP) for the nine months ended September 30, 2018 also included $2,973,000, or $0.58 per diluted share, of expense from the write-off of straight-line rent receivable from Sears at Rego Park I shopping center as a result of its Chapter 11 bankruptcy filing and intention to reject its lease.
The following table reconciles our net income to FFO (non-GAAP):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2018	2017	2018	2017
Net income	$15,003	$20,299	$22,873	$62,626
Depreciation and amortization of real property	8,118	8,299	24,837	24,220
FFO (non-GAAP)	$23,121	$28,598	$47,710	$86,846

FFO per diluted share (non-GAAP)	$4.52	$5.59	$9.32	$16.98

Weighted average shares used in computing FFO per diluted share	5,117,347	5,115,982	5,116,667	5,115,339

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2018			2017
(Amounts in thousands, except per share amounts)	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$1,103,226	3.44%	$11,032	$1,106,194	2.75%
Fixed Rate	68,000	2.90%	—	146,246	1.54%
	$1,171,226	3.41%	$11,032	$1,252,440	2.61%

Total effect on diluted earnings per share			$2.16
As of September 30, 2018, we have an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of September 30, 2018 and December 31, 2017, the estimated fair value of our mortgages payable was $1,163,000,000 and $1,239,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: October 29, 2018	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)