Form 10-K
period 2018-12-31
ALEXANDERS INC
filed 2019-02-11
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDER’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0100517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
210 Route 4 East, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	New York Stock Exchange

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

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $810,094,000 at June 30, 2018.

As of January 31, 2019, there were 5,107,290 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2019.

__________________________

(1)    These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2018, portions of which are incorporated by reference herein.

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

•
Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens. On April 4, 2017, Sears closed its 195,000 square foot anchor store at the property ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease. The center is also anchored by a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

•
Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s. On January 10, 2019, Kohl’s announced that it plans to close and sublease its store at the property; Kohl’s remains obligated to us under its lease which expires in January 2031. On September 18, 2017, Toys “R” Us, Inc. (“Toys”), a one-third owned affiliate of Vornado as of December 31, 2018, filed for Chapter 11 bankruptcy relief. On June 30, 2018, Toys rejected its 47,000 square foot lease at the property ($2,600,000 of annual revenue) and possession of the space was returned to us;

•	The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet;

•	Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA Property, Inc.; and

•	Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property to be developed

•	Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

Relationship with Vornado
We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements which expire in March of each year and are automatically renewable.  Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties.

Relationship with Vornado - continued
As of December 31, 2018, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2018, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.2% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

Significant Tenant
Bloomberg accounted for revenue of $107,356,000, $105,224,000 and $104,590,000 in the years ended December 31, 2018, 2017, and 2016, respectively, representing approximately 46% of our total revenues in each year.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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
We currently have 70 employees.

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
All of our revenues come from properties located in the greater New York City metropolitan area.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term.  Declines in the economy or declines in the real estate market in this area could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

•	financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	changes in the number of domestic and international tourists to our markets (including, as a result of changes in the relative strengths of world currencies);

•	infrastructure quality;

•	changes in the rates or treatment of the deductibility of state and local taxes; and

•	any oversupply of, or reduced demand for, real estate.

It is impossible for us to assess the future effects of trends in the economic and investment climates of the greater New York City metropolitan region, and more generally of the United States, on the real estate market in this area.  Local, national or global economic downturns could negatively affect our business and profitability.

We are subject to risks that affect the general and New York City retail environments.
Certain of our properties are New York City retail properties.  As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, change in relative strengths of world currencies, the threat of terrorism, increasing competition from discount retailers, outlet malls, retail websites and catalog companies and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations.

Terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.
All of our properties are located in the greater New York City metropolitan area, and our most significant property, 731 Lexington Avenue, is located on Lexington Avenue and 59th Street in Manhattan.  In response to a terrorist attack or the perceived threat of terrorism, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in this area. This, in turn, could trigger a decrease in the demand for space in these markets, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. Furthermore, we may experience increased costs for security, equipment and personnel. As a result, the value of our properties and the level of our revenues could decline materially.

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

The factors that affect the value of our real estate include, among other things:

•	global, national, regional and local economic conditions;

•	competition from other available space;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	how well we manage our properties;

•	the development and/or redevelopment of our properties;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	whether we are able to pass all or portions of any increases in operating costs through to tenants;

•	changes in real estate taxes and other expenses;

•	whether tenants and users such as customers and shoppers consider a property attractive;

•	changes in consumer preferences adversely affecting retailers and retail store values;

•	changes in space utilization by our tenants due to technology, economic conditions and business environment;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	trends in office real estate;

•	the impact on our retail tenants and demand for retail space at our properties due to increased competition from online shopping;

•	availability of financing on acceptable terms or at all;

•	inflation or deflation;

•	fluctuations in interest rates;

•	our ability to obtain adequate insurance;

•	changes in zoning laws and taxation;

•	government regulation;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or individual acts of violence in public spaces, including retail centers;

•	potential liability under environmental or other laws or regulations;

•	natural disasters;

•	general competitive factors; and

•	climate changes.

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
There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and economy.  Demand for office and retail space may decline nationwide due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting.  Government action or inaction may adversely affect the state of the capital markets.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future.

U.S. federal tax reform legislation now and in the future could affect REITs generally, the geographic markets in which we operate, the trading of our shares and our results of operations, both positively and negatively, in ways that are difficult to anticipate.
The Tax Cuts and Jobs Act of 2017 (the “2017 Act”) represented sweeping tax reform legislation that made significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules. As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs. Shareholders, however, are generally required to pay taxes on REIT dividends. The 2017 Act and future tax reform legislation could impact our share price or how shareholders and potential investors view an investment in REITs.  For example, the decrease in corporate tax rates in the 2017 Act could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs. In addition, while certain elements of the 2017 Act do not impact us directly as a REIT, they could impact the geographic markets in which we operate as well as our tenants in ways, both positive and negative, that are difficult to anticipate. For example, the limitation in the 2017 Act on the deductibility of certain state and local taxes may make operating in jurisdictions that impose such taxes at higher rates less desirable than operating in jurisdictions imposing such taxes at lower rates.  The overall impact of the 2017 Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities, and it is possible that future guidance could adversely impact us.

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

We may be adversely affected by trends in office real estate.
Telecommuting, flexible work schedules, open workplaces and teleconferencing are becoming more common. These practices enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of these trends could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.
Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms.  In addition, because a majority of our income is derived from renting real property, our income, funds available to pay indebtedness and for distributions to stockholders will decrease if certain of our tenants cannot pay their rent or if we are not able to maintain our occupancy levels on favorable terms.  If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs. During periods of economic adversity for retailers or otherwise, there may be an increase in the number of tenants that cannot pay their rent, become insolvent or file for bankruptcy, all of which can result in an increase in vacancy rates and lower income and funds available to pay indebtedness and for distributions to stockholders.

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

We depend upon anchor tenants to attract shoppers at our Rego Park I and II retail properties and decisions made by these tenants, or adverse developments in the businesses of these tenants, could materially affect our financial condition and results of operations.
Our Rego Park I and II retail properties are anchored by well-known department stores and other tenants who generate shopping traffic.  The value of these properties would be adversely affected if our anchor tenants failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy.  If the level of sales of stores operating in our properties were to decline significantly due to economic conditions, increased competition from online shopping, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges.  In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord. Additionally, closure of an anchor or major tenant could result in lease terminations by, or reductions of rent from, other tenants if the other tenants’ leases have co-tenancy clauses. On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I shopping center ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease. On January 10, 2019, Kohl’s announced that it plans to close and sublease its 133,000 square foot store at our Rego Park II shopping center; Kohl’s remains obligated to us under its lease which expires in January 2031.

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
731 Lexington Avenue accounted for revenue of $151,834,000, $148,324,000 and $147,567,000 in the years ended December 31, 2018, 2017, and 2016, respectively, representing approximately 65%, 64% and 65% of our total revenues in each year, respectively.  Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.
Bloomberg represents a significant portion of our revenues.  Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.
Bloomberg accounted for revenue of $107,356,000, $105,224,000 and $104,590,000 in the years ended December 31, 2018, 2017, and 2016, respectively, representing approximately 46% of our total revenues in each year.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control and similar requirements.
Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States and thereby restricts our doing business with such persons. In addition, our leases, loans and other agreements may require us to comply with OFAC and related requirements, and any failure to  do so may result in a breach of such agreements.  If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with whom we are prohibited from doing business, we may be required to terminate the lease or other agreement or face other penalties.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

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
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons who access our systems from inside or outside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we have not experienced cyber incidents that are individually, or in the aggregate, material, we have experienced cyber attacks in the past, which have thus far been mitigated by preventative, detective, and responsive measures that we have put in place. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that result; subject us to litigation claims for breach of contract, damages, credits, fines, penalties, governmental investigations and enforcement actions or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

A cyber attack could interfere with our ability to comply with the financial reporting requirements, which could adversely affect us. A cyber attack could also compromise the confidential information of our employees, tenants, customers and vendors. A successful attack could disrupt and materially affect our business operations, including damaging relationships with tenants, customers and vendors. Any compromise of our information security systems could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary and/or commercially sensitive in nature) and a loss of confidence in our security measures, which could harm our business.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $323,000 deductible and 19% of the balance of a covered loss, and the Federal government is responsible for the remaining 81% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism or other events.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.  We are responsible for uninsured losses and for deductibles and losses in excess of our insurance coverage, which could be material.

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

Compliance or failure to comply with the Americans with Disabilities Act (“ADA”) or other safety regulations and requirements could result in substantial costs.
The ADA generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons.  Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel.  If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to stockholders.

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
Any changes announced by the FCA, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

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
We have an investment in Macerich, a retail shopping center company.  As of December 31, 2018, this investment had a carrying amount of $23,166,000. A decline in the value of this investment due to, among other reasons, Macerich’s operating performance or economic or market conditions, would result in recognized GAAP losses, which could be material.

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
As of December 31, 2018, we had outstanding mortgage indebtedness of $1,170,544,000, secured by three of our properties.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have a substantial amount of indebtedness that could affect our future operations.
As of December 31, 2018, total debt outstanding was $1,170,544,000. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
As of December 31, 2018, total debt outstanding was $1,170,544,000 and our ratio of total debt to total enterprise value was 47.9%.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2018, our scheduled cash payments for principal and interest were $41,881,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

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
From time to time changes in tax laws or regulations are enacted, which may result in an increase in our tax liability.  The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes.  If such changes occur, we may be required to pay additional taxes on our assets or income.  These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.

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
As of December 31, 2018, Interstate and its partners owned approximately 7.1% of the common shares of beneficial interest of Vornado and approximately 26.2% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

As of December 31, 2018, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.2% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Dr. Richard West is a trustee of Vornado and a member of our Board of Directors and Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco is our Chief Financial Officer and the Executive Vice President - Chief Accounting Officer of Vornado.

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
The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2018, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 10,057 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 495,730 shares are available for future grant under the terms of our 2016 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     PROPERTIES
The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2018.

				Average
				Annualized			Lease Expiration (s)
	Land	Building	Occupancy	Rent Per			Original		Option
Property	Acreage	Square Feet	Rate	Square Foot	(1)	Tenants	Term	(2)	Term	(3)
Operating Properties:
731 Lexington Avenue
New York, New York
Office		889,000	100%	$117.66		Bloomberg L.P.	2029		2039

Retail		83,000				The Home Depot	2025		2035
		34,000				The Container Store	2021		N/A
		27,000				Hennes & Mauritz	2019		N/A
		30,000				Various	Various		Various
		174,000	99%	193.81
	1.9	1,063,000

Rego Park I
Queens, New York
		50,000				Burlington	2022		2027
		46,000				Bed Bath & Beyond	2021		N/A
		36,000				Marshalls	2021		N/A
		16,000				Old Navy	2021		N/A
		195,000				(4)	N/A		N/A
	4.8	343,000	43%	46.93

Rego Park II
Queens, New York
		145,000				Costco	2034		2059
		135,000				Century 21	2031		2051
		133,000				Kohl’s (5)	2031		2051
		47,000				(6)	N/A		N/A
		149,000				Various	Various		Various
	6.6	609,000	100%	44.73

The Alexander apartment tower, 312 units
Queens, New York	—	255,000	96%	45.09	(7)	Residential	(8)		N/A

Paramus
Paramus, New Jersey	30.3	—	100%	—		IKEA (ground lessee)	2041		N/A

Flushing
Queens, New York (9)	1	167,000	100%	18.22		New World Mall LLC	2027		2037
Property to be Developed:
Rego Park III, adjacent to Rego Park II
Queens, New York	3.2	—	—	—		—	—		—
		2,437,000

(1)
Represents the contractual weighted average rent per square foot, which excludes the impact of tenant concessions (such as free rent) and tenant reimbursements, as of December 31, 2018.  For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.

(2)
Represents  the year in  which the tenant’s lease  expires, without consideration of any renewal or extension options. Lease expiration dates are based on non-cancelable lease terms and do not extend beyond any early termination rights that tenants may have under their lease.

(3)	Represents the year in which the tenant’s lease expires if all renewal or extension options are exercised.
(4)	Formerly occupied by Sears. On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease.
(5)	On January 10, 2019, Kohl’s announced that it plans to close and sublease its store at the property; Kohl’s remains obligated to us under its lease which expires in January 2031.
(6)
Formerly occupied by Toys. On September 18, 2017, Toys filed for Chapter 11 bankruptcy relief. On June 30, 2018, Toys rejected its lease and possession of the space was returned to us. Occupied by a temporary tenant as of December 31, 2018.

(7)	Average monthly rent per unit is $3,075.
(8)	Residential tenants have one or two year leases.
(9)	Ground leased through January 2027 with one 10-year extension option.

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

The office portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $500,000,000 as of December 31, 2018.  The interest-only loan is at LIBOR plus 0.90% (3.36% as of December 31, 2018) and matures in June 2020, with four one-year extension options. In connection therewith, we purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.

The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $350,000,000 as of December 31, 2018. The interest-only loan is at LIBOR plus 1.40% (3.78% as of December 31, 2018) and matures in August 2020, with two one-year extension options.

Rego Park I
Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens. On April 4, 2017, Sears closed its 195,000 square foot anchor store at the property ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease. The center is also anchored by a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. The center contains a parking deck (1,241 spaces) that provides for paid parking.

Rego Park II
Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s. On January 10, 2019, Kohl’s announced that it plans to close and sublease its store at the property; Kohl’s remains obligated to us under its lease which expires in January 2031. On September 18, 2017, Toys, a one-third owned affiliate of Vornado as of December 31, 2018, filed for Chapter 11 bankruptcy relief. On June 30, 2018, Toys rejected its 47,000 square foot lease at the property ($2,600,000 of annual revenue) and possession of the space was returned to us. The center contains a parking deck (1,326 spaces) that provides for paid parking.

This center is encumbered by a mortgage loan with a balance of $252,544,000 as of December 31, 2018.  The loan bears interest at LIBOR plus 1.35% (3.87% as of December 31, 2018) and matures in December 2025. We hold a $195,708,000 participation in the loan at LIBOR plus 1.35%.

The Alexander Apartment Tower

The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.

Operating Properties - continued

Paramus

We own 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey.  The land is located directly across from the Garden State Plaza regional shopping mall and is within two miles of three other regional shopping malls and ten miles of New York City.  The land has been ground leased to IKEA Property, Inc. since 2001.  The lease expires in 2041, with a purchase option in 2021 for $75,000,000.  The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures in October 2021.  The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan.  If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000.  If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

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

Property to be Developed

Rego Park III
We own a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, New York, at the intersection of Junction Boulevard and the Horace Harding Service Road.  The land is currently being used for paid public parking. In 2016, the Company began the entitlement process.

ITEM 3.        LEGAL PROCEEDINGS
We are from time to time involved in legal actions arising in the ordinary course of business.  In our opinion, after consultation with our legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonable possible losses, if any, is not expected to be greater than $650,000. On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief resulting in an automatic stay of this case.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “ALX.”

As of January 31, 2019, there were 220 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2018, we did not sell any unregistered securities.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

During 2018, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2013 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2013	2014	2015	2016	2017	2018
Alexander’s	$100	$137	$125	$144	$139	$113
S&P 500 Index	100	114	115	129	157	150
The NAREIT All Equity Index	100	128	132	143	155	149

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

		Year Ended December 31,
	(Amounts in thousands, except per share amounts)	2018	2017	2016	2015	2014

	Total revenues	$232,825	$230,574	$226,936	$207,915	$200,814

	Income from continuing operations (1)	$56,641	$80,509	$86,477	$76,907	$67,396
	(Loss) income from discontinued operations	(23,797)	—	—	—	529
	Net income	$32,844	$80,509	$86,477	$76,907	$67,925

	Income per common share:
	Income from continuing operations - basic	$11.07	$15.74	$16.91	$15.04	$13.19
	Income from continuing operations - diluted	11.07	15.74	16.91	15.04	13.19
	Net income per common share - basic	6.42	15.74	16.91	15.04	13.29
	Net income per common share - diluted	6.42	15.74	16.91	15.04	13.29

	Dividends per common share	$18.00	$17.00	$16.00	$14.00	$13.00

	Balance sheet data:
	Total assets	$1,481,257	$1,632,395	$1,451,230	$1,447,808	$1,418,392
	Real estate, at cost	1,027,691	1,037,368	1,033,551	1,029,472	993,927
	Accumulated depreciation and amortization	297,421	283,044	252,737	225,533	210,025
	Mortgages payable, net of deferred debt issuance costs	1,161,534	1,240,222	1,052,359	1,053,262	1,027,956
	Total equity	285,092	343,955	352,845	352,880	348,399

(1)
2018 includes $11,990 from the decrease in the fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018. Previously, changes in the fair value of marketable securities were recognized through “accumulated other comprehensive (loss) income” on our consolidated balance sheets and did not impact our consolidated statements of income.

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

Year Ended December 31, 2018 Financial Results Summary
Net income for the year ended December 31, 2018 was $32,844,000 or $6.42 per diluted share, compared to $80,509,000, or $15.74 per diluted share for the year ended December 31, 2017. Net income for the year ended December 31, 2018 included (i) $23,797,000, or $4.65 per diluted share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza Regional Shopping Center (“Kings Plaza”) which is being contested and (ii) $11,990,000, or $2.34 per diluted share, from the decrease in the fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018. Previously, changes in the fair value of marketable securities were recognized through “accumulated other comprehensive (loss) income” on our consolidated balance sheets and did not impact our consolidated statements of income.

Funds from operations (“FFO”) (non-GAAP) for the year ended December 31, 2018 was $77,429,000, or $15.13 per diluted share, compared to $114,908,000, or $22.46 per diluted share for the year ended December 31, 2017. FFO (non-GAAP) for the year ended December 31, 2018 included $23,797,000, or $4.65 per diluted share, of expense for the contested Kings Plaza transfer taxes.

Quarter Ended December 31, 2018 Financial Results Summary
Net income for the quarter ended December 31, 2018 was $9,971,000, or $1.95 per diluted share, compared to $17,883,000, or $3.50 per diluted share for the quarter ended December 31, 2017. Net income for the quarter ended December 31, 2018 included $6,429,000, or $1.26 per diluted share, from the decrease in the fair value of marketable securities.

FFO (non-GAAP) for the quarter ended December 31, 2018 was $24,158,000, or $4.72 per diluted share, compared to $28,062,000, or $5.49 per diluted share for the quarter ended December 31, 2017.

Square Footage, Occupancy and Leasing Activity

As of December 31, 2018, our portfolio was comprised of seven properties aggregating 2,437,000 square feet.  As of December 31, 2018, our properties had an occupancy rate of 91.4%.

 Overview - continued

Real Property Transfer Tax Litigation
In 2012, we sold Kings Plaza and paid real property transfer taxes to New York City in connection with the sale. In 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional New York City real property transfer tax amount, including interest, which we are contesting.
In 2014, in a case with similar facts, the NYC DOF issued a Notice of Determination to a Vornado joint venture assessing an additional New York City real property transfer tax amount, including interest. In January 2017, a New York City administrative law judge made a determination upholding the Vornado joint venture’s position that such additional real property transfer taxes were not due. On February 16, 2018, the New York City Tax Appeals Tribunal (the “Tribunal”) overturned the January 2017 determination. The Vornado joint venture is appealing the Tribunal’s decision to the Appellate Division of the Supreme Court of the State of New York which is scheduled to be heard in the first half of 2019.
In 2018, based on the precedent of the Tribunal’s decision, we recorded an expense for the potential additional real property transfer taxes of $23,797,000 ($15,874,000 of real property transfer tax and $7,923,000 of interest) and paid this amount in order to stop the interest from accruing.  Our case is on hold pending the outcome of the Vornado joint venture’s appeal.

Tenant Matters

On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I shopping center ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease. Consequently, we wrote off the remaining balance of the Sears receivable arising from the straight-lining of rent of $2,973,000 during the year ended December 31, 2018. In addition, we accelerated depreciation and amortization of the remaining balance of $312,000 of deferred leasing costs during the year ended December 31, 2018.

On September 18, 2017, Toys filed for Chapter 11 bankruptcy relief. On June 30, 2018, Toys rejected its 47,000 square foot lease at our Rego Park II shopping center ($2,600,000 of annual revenue) and possession of the space was returned to us. Consequently, we accelerated depreciation and amortization of the remaining balances of $588,000 of tenant improvements and $215,000 of deferred leasing costs during the year ended December 31, 2018. We also wrote off the Toys receivable arising from the straight-lining of rent of $500,000 during the year ended December 31, 2018.
On January 10, 2019, Kohl’s announced that it plans to close and sublease its 133,000 square foot store at our Rego Park II shopping center; Kohl’s remains obligated to us under its lease which expires in January 2031.
Financing
On October 3, 2018, we extended our mortgage loan on our Paramus property. The $68,000,000 interest-only loan has a fixed rate of 4.72% and matures in October 2021. Previously the loan bore interest at a fixed rate of 2.90%. The tenant pays all of the interest on this mortgage loan as part of its rent.
On December 12, 2018, we completed a $252,544,000 refinancing of our Rego Park II shopping center. The interest-only loan is at LIBOR plus 1.35% (3.87% as of December 31, 2018) and matures in December 2025. The previous loan bore interest at LIBOR plus 1.85% and was scheduled to mature in January 2019. As of December 31, 2018, we hold a $195,708,000 participation in the mortgage loan, earning interest at LIBOR plus 1.35%. The participation in the previous mortgage loan earned interest at LIBOR plus 1.60%.
Significant Tenant
Bloomberg accounted for revenue of $107,356,000, $105,224,000 and $104,590,000 in the years ended December 31, 2018, 2017 and 2016, respectively, representing approximately 46% of our total revenues in each year.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2018 and 2017, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $730,270,000 and $754,324,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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

Allowance for Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($671,000 and $1,501,000 as of December 31, 2018 and 2017, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•	Parking Revenue arising from the rental of parking space at our properties. This income is recognized as the services are provided.

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

Results of Operations – Year Ended December 31, 2018 compared to December 31, 2017

Property Rentals
Property rentals were $152,795,000 in the year ended December 31, 2018, compared to $152,857,000 in the prior year, a decrease of $62,000. This decrease was primarily due to lower revenue from Sears at our Rego Park I property and Toys at our Rego Park II property, partially offset by higher revenue from a new restaurant tenant at our 731 Lexington Avenue property.

Expense Reimbursements
Tenant expense reimbursements were $80,030,000 in the year ended December 31, 2018, compared to $77,717,000 in the prior year, an increase of $2,313,000. This increase was primarily due to higher real estate taxes and higher operating expenses.

Operating Expenses
Operating expenses were $93,775,000 in the year ended December 31, 2018, compared to $85,127,000 in the prior year, an increase of $8,648,000.  This increase was primarily due to (i) higher bad debt expense of $4,406,000, (ii) higher real estate taxes of $2,180,000 and (iii) higher operating expenses of $1,664,000.

Depreciation and Amortization
Depreciation and amortization was $33,089,000 in the year ended December 31, 2018, compared to $34,925,000 in the prior year, a decrease of $1,836,000. This decrease was primarily due to additional depreciation and amortization of tenant improvements and deferred leasing costs of $2,444,000 related to a tenant lease termination at our 731 Lexington Avenue property in 2017.

General and Administrative Expenses
General and administrative expenses were $5,339,000 in the year ended December 31, 2018, compared to $5,252,000 in the prior year, an increase of $87,000.

Interest and Other Income, net
Interest and other income, net was $12,546,000 in the year ended December 31, 2018, compared to $6,716,000 in the prior year, an increase of $5,830,000. This increase was primarily due to (i) $4,673,000 of higher interest income from the Rego Park II loan participation entered into in July 2017 and (ii) $3,693,000 of higher interest income due to an increase in average interest rates, partially offset by (iii) $1,600,000 of expense from a litigation settlement and (iv) $760,000 of lower interest income due to lower average investment balances.

Interest and Debt Expense
Interest and debt expense was $44,533,000 in the year ended December 31, 2018, compared to $31,474,000 in the prior year, an increase of $13,059,000.  This increase was primarily due to (i) $8,482,000 resulting from an increase in average LIBOR, (ii) $2,620,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on June 1, 2017 for $500,000,000 at LIBOR plus 0.90% (previously a $300,000,000 loan at LIBOR plus 0.95%) and (iii) $1,641,000 of higher amortization of debt issuance costs.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $11,990,000 in the year ended December 31, 2018, resulting from Macerich’s closing share prices of $43.28 and $65.68 as of December 31, 2018 and 2017, respectively, on 535,265 shares owned. See Note 5 – Marketable Securities, to our consolidated financial statements in this Annual Report on Form 10-K.

Income Taxes
Income tax expense was $4,000 in the year ended December 31, 2018, compared to $3,000 in the prior year.
Loss from Discontinued Operations
Loss from discontinued operations was $23,797,000 in the year ended December 31, 2018. The loss was due to a payment of potential additional real property transfer taxes from the 2012 sale of Kings Plaza which is being contested. See Note 6 – Discontinued Operations, to our consolidated financial statements in this Annual Report on Form 10-K.

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

Expense Reimbursements
Tenant expense reimbursements were $77,717,000 in the year ended December 31, 2017, compared to $75,492,000 in the prior year, an increase of $2,225,000. This increase was primarily due to higher real estate taxes and higher operating expenses.

Operating Expenses
Operating expenses were $85,127,000 in the year ended December 31, 2017, compared to $82,232,000 in the prior year, an increase of $2,895,000.  This increase was primarily due to (i) higher real estate taxes of $3,267,000 and (ii) higher operating expenses of $903,000, partially offset by (iii) lower marketing costs for The Alexander apartment tower of $1,098,000 and (iv) lower bad debt expense of $504,000.

Depreciation and Amortization
Depreciation and amortization was $34,925,000 in the year ended December 31, 2017, compared to $33,807,000 in the prior year, an increase of $1,118,000. This increase was primarily due to additional depreciation and amortization of tenant improvements and deferred leasing costs of $2,444,000 related to a tenant lease termination at our 731 Lexington Avenue property in 2017, partially offset by additional depreciation and amortization of tenant improvements and deferred leasing costs of $1,077,000 in 2016 related to a tenant lease termination at our Rego Park II property.

General and Administrative Expenses
General and administrative expenses were $5,252,000 in the year ended December 31, 2017, compared to $5,436,000 in the prior year, a decrease of $184,000. This decrease was primarily due to lower director’s fees and stock-based compensation expense as a result of having one less member on our Board of Directors in 2017.

Interest and Other Income, net
Interest and other income, net was $6,716,000 in the year ended December 31, 2017, compared to $3,305,000 in the prior year, an increase of $3,411,000. This increase was primarily due to higher interest income of (i) $2,453,000 from the Rego Park II loan participation, (ii) $1,418,000 from an increase in the average interest rates and (iii) $216,000 from an increase in the average investment balances, partially offset by (iv) lower income of $429,000 in connection with bankruptcy recoveries and (v) income of $367,000 in 2016 from a cost reimbursement settlement with a retail tenant at our 731 Lexington Avenue property.

Interest and Debt Expense
Interest and debt expense was $31,474,000 in the year ended December 31, 2017, compared to $22,241,000 in the prior year, an increase of $9,233,000.  This increase was primarily due to (i) $5,289,000 resulting from an increase in average LIBOR, (ii) $2,658,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on June 1, 2017 for $500,000,000 at LIBOR plus 0.90% (previously a $300,000,000 loan at LIBOR plus 0.95%) and (iii) $1,188,000 of higher amortization of debt issuance costs.

Income Taxes
Income tax expense was $3,000 in the year ended December 31, 2017, compared to $48,000 in the prior year.

Related Party Transactions

Vornado
As of December 31, 2018, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 4 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2018, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.2% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

Toys
Our affiliate, Vornado, owned 32.5% of Toys as of December 31, 2018. On February 1, 2019, in connection with the Toys Chapter 11 bankruptcy, the plan of reorganization for Toys was declared effective and Vornado’s ownership in Toys was canceled and Toys’ Board of Directors was dissolved. Joseph Macnow, Vornado’s Executive Vice President and Chief Financial Officer and Wendy A. Silverstein, a member of our Board of Directors, represented Vornado as members of Toys’ Board of Directors. Also in connection with the Toys Chapter 11 bankruptcy, Toys rejected its 47,000 square foot lease at our Rego Park II shopping center ($2,600,000 of annual revenue) effective June 30, 2018 and possession of the space was returned to us. Consequently, we accelerated depreciation and amortization of the remaining balances of $588,000 of tenant improvements and $215,000 of deferred leasing costs during the year ended December 31, 2018. We also wrote off the Toys receivable arising from the straight-lining of rent of $500,000 during the year ended December 31, 2018.

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

Dividends

On January 16, 2019, we set our regular quarterly dividend to $4.50 per share (an indicated annual rate of $18.00 per share).  The dividend, when declared by the Board of Directors for all of 2019, will require us to pay out approximately $92,100,000.

Financing Activities and Contractual Obligations

On June 1, 2017, we completed a $500,000,000 refinancing of the office portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 0.90% (3.36% as of December 31, 2018) and matures in June 2020, with four one-year extension options. In connection therewith, we purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%. The property was previously encumbered by a $300,000,000 interest-only mortgage at LIBOR plus 0.95% which was scheduled to mature in March 2021.

On October 3, 2018, we extended our mortgage loan on our Paramus property. The $68,000,000 interest-only loan has a fixed rate of 4.72% and matures in October 2021. Previously the loan bore interest at a fixed rate of 2.90%. The tenant pays all of the interest on this mortgage loan as part of its rent.

Liquidity and Capital Resources - continued

On December 12, 2018, we completed a $252,544,000 refinancing of our Rego Park II shopping center. The interest-only loan is at LIBOR plus 1.35% (3.87% as of December 31, 2018) and matures in December 2025. The previous loan bore interest at LIBOR plus 1.85% and was scheduled to mature in January 2019. As of December 31, 2018, we hold a $195,708,000 participation in the mortgage loan, earning interest at LIBOR plus 1.35%. The participation in the previous mortgage loan earned interest at LIBOR plus 1.60%.
Below is a summary of our outstanding debt and maturities as of December 31, 2018.  We may refinance our maturing debt as it comes due or choose to repay it.

	Balance	Interest Rate	Maturity (1)
(Amounts in thousands)
Paramus	$68,000	4.72%	Oct. 2021
731 Lexington Avenue, retail space(2)	350,000	3.78%	Aug. 2022
731 Lexington Avenue, office space(3)	500,000	3.36%	Jun. 2024
Rego Park II shopping center(4)	252,544	3.87%	Dec. 2025
Total	1,170,544
Deferred debt issuance costs, net of accumulated amortization of $9,212	(9,010)
Total, net	$1,161,534

(1) Represents the extended maturity where we have the unilateral right to extend.
(2) Interest at LIBOR plus 1.40%.
(3) Interest at LIBOR plus 0.90%.
(4) Interest at LIBOR plus 1.35%. See above for details of our Rego Park II loan participation.

Below is a summary of our contractual obligations and commitments as of December 31, 2018.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations (principal and interest)(1):
Long-term debt obligations	$1,388,931	$43,602	$154,502	$411,860	$778,967
Operating lease obligations	6,467	800	1,600	1,600	2,467
	$1,395,398	$44,402	$156,102	$413,460	$781,434
Commitments:
Standby letters of credit	$1,030	$1,020	$10	$—	$—

(1)	Interest on variable rate debt is computed using rates in effect as of December 31, 2018.

Commitments and Contingencies

Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $323,000 deductible and 19% of the balance of a covered loss, and the Federal government is responsible for the remaining 81% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

Liquidity and Capital Resources - continued

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism or other events.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.  We are responsible for uninsured losses and for deductibles and losses in excess of our insurance coverage, which could be material.

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

Rego Park I Litigation
In June 2014, Sears filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage.  Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises.  In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonable possible losses, if any, is not expected to be greater than $650,000. On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief resulting in an automatic stay of this case.

Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures in October 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Letters of Credit
Approximately $1,030,000 of standby letters of credit were outstanding as of December 31, 2018.

Other
We received $165,000, $396,000 and $825,000 from bankruptcy recoveries during the years ended December 31, 2018, 2017 and 2016, respectively, which is included as “interest and other income, net” in our consolidated statements of income.

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

Liquidity and Capital Resources - continued
Cash Flows for the Year Ended December 31, 2018
Cash and cash equivalents and restricted cash were $289,495,000 at December 31, 2018, compared to $393,279,000 at December 31, 2017, a decrease of $103,784,000. This decrease resulted from (i) $176,185,000 of net cash used in financing activities and (ii) $1,137,000 of net cash used in investing activities, partially offset by (iii) $73,538,000 of net cash provided by operating activities.
Net cash used in financing activities of $176,185,000 was primarily comprised of net debt repayments of $81,896,000 (primarily the refinancing and subsequent repayment of the mortgage loan on our Rego Park I shopping center) and dividends paid of $92,100,000.
Net cash used in investing activities of $1,137,000 was comprised of construction in progress and real estate additions of $3,966,000, partially offset by repayment of Rego Park II loan participation of $2,829,000.
Net cash provided by operating activities of $73,538,000 was comprised of (i) net income of $32,844,000 and (ii) adjustments for non-cash items of $56,807,000, partially offset by (iii) the net change in operating assets and liabilities of $16,113,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $38,499,000, (ii) the change in fair value of marketable securities of $11,990,000, (iii) straight-lining of rental income of $5,924,000 and (iv) stock-based compensation expense of $394,000.
Cash Flows for the Year Ended December 31, 2017
Cash and cash equivalents and restricted cash were $393,279,000 at December 31, 2017, compared to $374,678,000 at December 31, 2016, an increase of $18,601,000. This increase resulted from (i) $123,426,000 of net cash provided by operating activities and (ii) $97,146,000 of net cash provided by financing activities, partially offset by (iii) $201,971,000 of net cash used in investing activities.
Net cash provided by operating activities of $123,426,000 was comprised of (i) net income of $80,509,000 and (ii) adjustments for non-cash items of $43,372,000, partially offset by (iii) the net change in operating assets and liabilities of $455,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $38,681,000, (ii) straight-lining of rental income of $4,297,000 and (iii) stock-based compensation expense of $394,000.
Net cash provided by financing activities of $97,146,000 was primarily comprised of (i) $500,000,000 of proceeds from the refinancing of the office portion of 731 Lexington Avenue, partially offset by (ii) debt repayments of $303,707,000 (primarily the repayment of the former loan on the office portion of 731 Lexington Avenue) and (iii) dividends paid of $86,961,000.
Net cash used in investing activities of $201,971,000 was comprised of (i) Rego Park II loan participation of $200,000,000 and (ii) construction in progress and real estate additions of $3,434,000, partially offset by (iii) principal repayment proceeds from the Rego Park II loan participation of $1,463,000.
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
Net cash provided by operating activities of $130,820,000 was comprised of (i) net income of $86,477,000, (ii) adjustments for non-cash items of $39,171,000, and (iii) the net change in operating assets and liabilities of $5,172,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $36,374,000, (ii) straight-lining of rental income of $2,347,000 and (iii) stock-based compensation expense of $450,000.
Net cash used in financing activities of $85,292,000 was primarily comprised of dividends paid of $81,822,000.
Net cash used in investing activities of $15,506,000 was comprised of construction in progress and real estate additions of $15,506,000 (primarily related to The Alexander apartment tower), including the payment of a development fee to Vornado of $5,784,000.

Funds from Operations (“FFO”) (non-GAAP)

FFO is computed in accordance with the December 2018 restated definition adopted by the Board of Governors of NAREIT.  NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies. A reconciliation of our net income to FFO is provided below.

In accordance with the NAREIT December 2018 restated definition of FFO, we have elected to exclude the mark-to-market adjustments of marketable securities from the calculation of FFO. Our FFO for the nine months ended September 30, 2018 has been adjusted to exclude the $5,561,000, or $1.08 per diluted share, from the decrease in fair value of marketable securities previously reported. Net income for the year and quarter ended December 31, 2018 included $11,990,000, or $2.34 per diluted share, and $6,429,000, or $1.26 per diluted share, respectively, from the decrease in fair value of marketable securities.

FFO (non-GAAP) for the years and quarters ended December 31, 2018 and 2017

FFO (non-GAAP) for the year ended December 31, 2018 was $77,429,000, or $15.13 per diluted share, compared to $114,908,000, or $22.46 per diluted share for the year ended December 31, 2017. FFO (non-GAAP) for the year ended December 31, 2018 included $23,797,000, or $4.65 per diluted share, of expense for the potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza which is being contested.

FFO (non-GAAP) for the quarter ended December 31, 2018 was $24,158,000, or $4.72 per diluted share, compared to $28,062,000, or $5.49 per diluted share for the quarter ended December 31, 2017.

The following table reconciles our net income to FFO (non-GAAP):

	For the Year Ended		For the Three Months Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2018	2017	2018	2017
Net income	$32,844	$80,509	$9,971	$17,883
Depreciation and amortization of real property	32,595	34,399	7,758	10,179
Change in fair value of marketable securities	11,990	—	6,429	—
FFO (non-GAAP)	$77,429	$114,908	$24,158	$28,062

FFO per diluted share (non-GAAP)	$15.13	$22.46	$4.72	$5.49

Weighted average shares used in computing FFO per diluted share	5,116,838	5,115,501	5,117,347	5,115,982

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2018			2017
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

(Amounts in thousands, except per share amounts)
Variable rate	$1,102,544	3.61%	$11,025	$1,106,194	2.75%
Fixed rate	68,000	4.72%	—	146,246	1.54%
	$1,170,544	3.67%	$11,025	$1,252,440	2.61%

Total effect on diluted earnings per share			$2.15

As of December 31, 2018 we had an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of December 31, 2018 and 2017, the estimated fair value of our consolidated debt was $1,165,000,000 and $1,239,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets as of December 31, 2018 and 2017	39

Consolidated Statements of Income for the
Years Ended December 31, 2018, 2017 and 2016	40

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2018, 2017 and 2016	41

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2018, 2017 and 2016	42

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2018, 2017 and 2016	43

Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Alexander’s, Inc.
Paramus, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 11, 2019

We have served as the Company’s auditor since 1969.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2018	2017
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	978,474	988,846
Development and construction in progress	4,246	3,551
Total	1,027,691	1,037,368
Accumulated depreciation and amortization	(297,421)	(283,044)
Real estate, net	730,270	754,324
Cash and cash equivalents	283,056	307,536
Restricted cash	6,439	85,743
Rego Park II loan participation	195,708	198,537
Marketable securities	23,166	35,156
Tenant and other receivables, net of allowance for doubtful accounts of $671 and $1,501, respectively	4,075	2,693
Receivable arising from the straight-lining of rents	168,789	174,713
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$31,039 and $35,152, respectively	40,669	45,790
Other assets	29,085	27,903
	$1,481,257	$1,632,395

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,161,534	$1,240,222
Amounts due to Vornado	708	2,490
Accounts payable and accrued expenses	30,889	42,827
Other liabilities	3,034	2,901
Total liabilities	1,196,165	1,288,440

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	31,971	31,577
Retained earnings	248,443	302,543
Accumulated other comprehensive (loss) income	(127)	5,030
	285,460	344,323
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	285,092	343,955
	$1,481,257	$1,632,395

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Property rentals	$152,795	$152,857	$151,444
Expense reimbursements	80,030	77,717	75,492
Total revenues	232,825	230,574	226,936
EXPENSES
Operating, including fees to Vornado of $4,700, $4,671 and $4,590, respectively	93,775	85,127	82,232
Depreciation and amortization	33,089	34,925	33,807
General and administrative, including management fees to Vornado of $2,380
in each year	5,339	5,252	5,436
Total expenses	132,203	125,304	121,475

OPERATING INCOME	100,622	105,270	105,461

Interest and other income, net	12,546	6,716	3,305
Interest and debt expense	(44,533)	(31,474)	(22,241)
Change in fair value of marketable securities (see Note 5)	(11,990)	—	—
Income before income taxes	56,645	80,512	86,525
Income tax expense	(4)	(3)	(48)
Income from continuing operations	56,641	80,509	86,477
Loss from discontinued operations (see Note 6)	(23,797)	—	—
Net income	$32,844	$80,509	$86,477

Income per common share - basic and diluted:
Income from continuing operations	$11.07	$15.74	$16.91
Loss from discontinued operations (see Note 6)	(4.65)	—	—
Net income per common share	$6.42	$15.74	$16.91

Weighted average shares outstanding- basic and diluted	5,116,838	5,115,501	5,114,084

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$32,844	$80,509	$86,477
Other comprehensive (loss) income:
Change in fair value of marketable securities (see Note 5)	—	(2,762)	(5,273)
Change in value of interest rate cap	(1)	(70)	133
Comprehensive income	$32,843	$77,677	$81,337

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Capital	Retained Earnings		Treasury Stock	Total Equity
	Shares	Amount
Balance, December 31, 2015	5,173	$5,173	$30,739	$304,340	$13,002	$(374)	$352,880
Net income	—	—	—	86,477	—	—	86,477
Dividends paid	—	—	—	(81,822)	—	—	(81,822)
Change in fair value of marketable securities	—	—	—	—	(5,273)	—	(5,273)
Change in fair value of interest rate cap	—	—	—	—	133	—	133
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, December 31, 2016	5,173	5,173	31,189	308,995	7,862	(374)	352,845
Net income	—	—	—	80,509	—	—	80,509
Dividends paid	—	—	—	(86,961)	—	—	(86,961)
Change in fair value of marketable securities	—	—	—	—	(2,762)	—	(2,762)
Change in fair value of interest rate cap	—	—	—	—	(70)		(70)
Deferred stock unit grants	—	—	394	—	—	—	394
Other	—	—	(6)	—	—	6	—
Balance, December 31, 2017	5,173	5,173	31,577	302,543	5,030	(368)	343,955
Net income	—	—	—	32,844	—	—	32,844
Dividends paid	—	—	—	(92,100)	—	—	(92,100)
Cumulative effect of change in accounting
principle (see Note 2)	—	—	—	5,156	(5,156)	—	—
Change in fair value of interest rate cap	—	—	—	—	(1)	—	(1)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, December 31, 2018	5,173	$5,173	$31,971	$248,443	$(127)	$(368)	$285,092

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,844	$80,509	$86,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	38,499	38,681	36,374
Straight-lining of rental income	5,924	4,297	2,347
Stock-based compensation expense	394	394	450
Change in fair value of marketable securities (see Note 5)	11,990	—	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(1,382)	363	958
Other assets	(1,197)	(2,627)	(9,894)
Amounts due to Vornado	(1,907)	1,626	(1,913)
Accounts payable and accrued expenses	(11,760)	211	16,049
Other liabilities	133	(28)	(28)
Net cash provided by operating activities	73,538	123,426	130,820

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(3,966)	(3,434)	(15,506)
Rego Park II loan participation	—	(200,000)	—
Repayment of Rego Park II loan participation	2,829	1,463	—
Net cash used in investing activities	(1,137)	(201,971)	(15,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(160,142)	(303,707)	(3,440)
Proceeds from borrowing	78,246	500,000	—
Dividends paid	(92,100)	(86,961)	(81,822)
Debt issuance costs	(2,189)	(12,186)	(30)
Net cash (used in) provided by financing activities	(176,185)	97,146	(85,292)

Net (decrease) increase in cash and cash equivalents and restricted cash	(103,784)	18,601	30,022
Cash and cash equivalents and restricted cash at beginning of year	393,279	374,678	344,656
Cash and cash equivalents and restricted cash at end of year	$289,495	$393,279	$374,678

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$307,536	$288,926	$259,349
Restricted cash at beginning of year	85,743	85,752	85,307
Cash and cash equivalents and restricted cash at beginning of year	$393,279	$374,678	$344,656

Cash and cash equivalents at end of year	$283,056	$307,536	$288,926
Restricted cash at end of year	6,439	85,743	85,752
Cash and cash equivalents and restricted cash at end of year	$289,495	$393,279	$374,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$38,231	$26,994	$19,517

NON-CASH TRANSACTIONS
Write-off of fully amortized and/or depreciated assets	$16,090	$4,265	$1,691
Liability for real estate additions, including $125, $21 and $54 for development fees due to
Vornado in 2018, 2017 and 2016, respectively	631	705	322

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

•
Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens. On April 4, 2017, Sears closed its 195,000 square foot anchor store at the property ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease. The center is also anchored by a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

•
Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s. On January 10, 2019, Kohl’s announced that it plans to close and sublease its store at the property; Kohl’s remains obligated to us under its lease which expires in January 2031. On September 18, 2017, Toys “R” Us, Inc. (“Toys”), a one-third owned affiliate of Vornado as of December 31, 2018, filed for Chapter 11 bankruptcy relief. On June 30, 2018, Toys rejected its 47,000 square foot lease at the property ($2,600,000 of annual revenue) and possession of the space was returned to us;

•	The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet;

•	Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA Property, Inc.; and

•	Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property to be developed

•	Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries.  All intercompany amounts have been eliminated.  Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Certain prior year balances have been reclassified in order to conform to the current year presentation.

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

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments (“ASC 825”). ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update effective January 1, 2018 using the modified retrospective approach. While the adoption of this update requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive (loss) income.” As a result, on January 1, 2018 we recorded an increase to retained earnings of $5,156,000 to recognize the unrealized gains previously recorded within “accumulated other comprehensive (loss) income.” For the year ended December 31, 2018 we recorded a decrease in the fair value of our marketable securities of $11,990,000, resulting from The Macerich Company’s (“Macerich”) closing share price of $43.28 as of December 31, 2018, compared to $65.68 as of December 31, 2017.

In February 2016, the FASB issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases (“ASC 842”), as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We adopted this standard effective January 1, 2019. We completed our evaluation of the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and accounting policies. In transitioning to ASC 842, we elected to use the practical expedient package available to us and did not elect to use hindsight. For our Flushing property ground lease, which is classified as an operating lease, we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments, and will continue to recognize expense on a straight-line basis upon adoption of this standard. On January 1, 2019, we recorded the Flushing right-of-use asset and corresponding lease liability of approximately $5,400,000 as a result of the adoption of this standard.

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

In October 2018, the FASB issued an update (“ASU 2018-16”) Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to ASC 815. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this update effective January 1, 2019. The adoption of this update did not have a material impact on our consolidated financial statements.

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2018 and 2017, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $730,270,000 and $754,324,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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

Restricted Cash –  Restricted cash primarily consists of security deposits and other cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements. Prior to repayment in June 2018, restricted cash also consisted of cash held in a non-interest bearing escrow account in connection with our Rego Park I 100% cash collateralized mortgage.

Marketable Securities – Our marketable securities consist of common shares of Macerich (NYSE: MAC), which are classified as available-for-sale.  Available-for-sale securities are presented at fair value on our consolidated balance sheets.  Prior to January 1, 2018, unrealized gains and losses resulting from the mark-to-market of these securities were included in “other comprehensive (loss) income.” Effective January 1, 2018, changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825 (see Note 5).

Allowance for Doubtful Accounts – We periodically evaluate the collectibility of amounts due from tenants, including the receivable arising from the straight-lining of rents, and maintain an allowance for doubtful accounts ($671,000 and $1,501,000 as of December 31, 2018 and 2017, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

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

Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2018 were characterized, for federal income tax purposes, as 100.0% ordinary income. Dividends distributed for the year ended December 31, 2017 were characterized, for federal income tax purposes, as 99.5% ordinary income and 0.5% long-term capital gain income. Dividends distributed for the year ended December 31, 2016 were categorized, for federal income tax purposes, as 97.7% ordinary income and 2.3% long-term capital gain income.

The following table reconciles our net income to estimated taxable income for the years ended December 31, 2018, 2017 and 2016.

(Unaudited and in thousands)	Year Ended December 31,
	2018	2017	2016
Net income	$32,844	$80,509	$86,477
Straight-line rent adjustments	5,870	4,250	2,347
Depreciation and amortization timing differences	(6,586)	3,084	(14,534)
Change in fair value of marketable securities (see Note 5)	11,990	—	—
Loss from discontinued operations (see Note 6)	23,797	—	—
Other	440	(343)	2,975
Estimated taxable income	$68,355	$87,500	$77,265

As of December 31, 2018, the net basis of our assets and liabilities for tax purposes is approximately $186,559,000 lower than the amount reported for financial statement purposes.

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
The following is a summary of revenue sources for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Base rent	$146,881	$146,833	$145,293
Percentage rent	234	174	182
Parking revenue	5,680	5,850	5,969
Property rentals	152,795	152,857	151,444

Operating expense reimbursements	76,273	73,757	71,699
Tenant services	3,757	3,960	3,793
Expense reimbursements	80,030	77,717	75,492
Total revenues	$232,825	$230,574	$226,936

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    RELATED PARTY TRANSACTIONS
Vornado
As of December 31, 2018, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2018, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.2% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $315,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.

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

The following is a summary of fees to Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Company management fees	$2,800	$2,800	$2,800
Development fees	125	29	194
Leasing fees	13	1,829	7,401
Property management, cleaning, engineering
and security fees	4,101	4,114	4,033
	$7,039	$8,772	$14,428

As of December 31, 2018, the amounts due to Vornado were $549,000 for management, property management, cleaning, engineering and security fees; $146,000 for development fees; and $13,000 for leasing fees. As of December 31, 2017, the amounts due to Vornado were $1,811,000 for leasing fees; $658,000 for management, property management, cleaning, engineering and security fees; and $21,000 for development fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 4.    RELATED PARTY TRANSACTIONS - continued

Toys

Our affiliate, Vornado, owned 32.5% of Toys as of December 31, 2018. On February 1, 2019, in connection with the Toys Chapter 11 bankruptcy, the plan of reorganization for Toys was declared effective and Vornado’s ownership in Toys was canceled and Toys’ Board of Directors was dissolved. Joseph Macnow, Vornado’s Executive Vice President and Chief Financial Officer and Wendy A. Silverstein, a member of our Board of Directors, represented Vornado as members of Toys’ Board of Directors. Also in connection with the Toys Chapter 11 bankruptcy, Toys rejected its 47,000 square foot lease at our Rego Park II shopping center ($2,600,000 of annual revenue) effective June 30, 2018 and possession of the space was returned to us. Consequently, we accelerated depreciation and amortization of the remaining balances of $588,000 of tenant improvements and $215,000 of deferred leasing costs during the year ended December 31, 2018. We also wrote off the Toys receivable arising from the straight-lining of rent of $500,000 during the year ended December 31, 2018.

5.     MARKETABLE SECURITIES
As of December 31, 2018 and 2017, we owned 535,265 common shares of Macerich.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of December 31, 2018 and 2017, the fair value of these shares was $23,166,000 and $35,156,000, respectively, based on Macerich’s closing share price of $43.28 per share and $65.68 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value on our consolidated balance sheets. Prior to January 1, 2018, unrealized gains and losses resulting from the mark-to-market of these securities were included in “other comprehensive (loss) income.”  Effective January 1, 2018, changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825. For the year ended December 31, 2018 we recorded a decrease in the fair value of our marketable securities of $11,990,000, resulting from Macerich’s closing share price of $43.28 as of December 31, 2018, compared to $65.68 as of December 31, 2017.

6.     DISCONTINUED OPERATIONS
In 2012, we sold the Kings Plaza Regional Shopping Center (“Kings Plaza”) and paid real property transfer taxes to New York City in connection with the sale. In 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional New York City real property transfer tax amount, including interest, which we are contesting.
In 2014, in a case with similar facts, the NYC DOF issued a Notice of Determination to a Vornado joint venture assessing an additional New York City real property transfer tax amount, including interest. In January 2017, a New York City administrative law judge made a determination upholding the Vornado joint venture’s position that such additional real property transfer taxes were not due. On February 16, 2018, the New York City Tax Appeals Tribunal (the “Tribunal”) overturned the January 2017 determination. The Vornado joint venture is appealing the Tribunal’s decision to the Appellate Division of the Supreme Court of the State of New York which is scheduled to be heard in the first half of 2019.
In 2018, based on the precedent of the Tribunal’s decision, we recorded an expense for the potential additional real property transfer taxes of $23,797,000 ($15,874,000 of real property transfer tax and $7,923,000 of interest) and paid this amount in order to stop the interest from accruing.  Our case is on hold pending the outcome of the Vornado joint venture’s appeal.
As the results related to Kings Plaza were previously classified as discontinued operations, we have classified the expense as “loss from discontinued operations” on our consolidated statement of income for the year ended December 31, 2018 in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    MORTGAGES PAYABLE
On October 3, 2018, we extended our mortgage loan on our Paramus property. The $68,000,000 interest-only loan has a fixed rate of 4.72% and matures in October 2021. Previously the loan bore interest at a fixed rate of 2.90%.
On December 12, 2018, we completed a $252,544,000 refinancing of our Rego Park II shopping center. The interest-only loan is at LIBOR plus 1.35% (3.87% as of December 31, 2018) and matures in December 2025. The previous loan bore interest at LIBOR plus 1.85% and was scheduled to mature in January 2019.

The following is a summary of our outstanding mortgages payable. We may refinance our maturing debt as it comes due or choose to repay it.

			Interest Rate at December 31, 2018	Balance at December 31,
(Amounts in thousands)		Maturity(1)		2018		2017
First mortgages secured by:
	Paramus	Oct. 2021	4.72%	$68,000		$68,000
	731 Lexington Avenue, retail space(2)	Aug. 2022	3.78%	350,000		350,000
	731 Lexington Avenue, office space(3)	Jun. 2024	3.36%	500,000		500,000
	Rego Park II shopping center	Dec. 2025	3.87%	252,544	(4)	256,194
	Rego Park I shopping center (100% cash
	collateralized)(5)	—	—	—		78,246
	Total			1,170,544		1,252,440
	Deferred debt issuance costs, net of accumulated
	amortization of $9,212 and $6,315, respectively			(9,010)		(12,218)
				$1,161,534		$1,240,222

(1)	Represents the extended maturity where we have the unilateral right to extend.
(2)	Interest at LIBOR plus 1.40%.
(3)	Interest at LIBOR plus 0.90%.
(4)	Interest at LIBOR plus 1.35%. See Note 8 for details of our Rego Park II loan participation.
(5)	Refinanced on May 11, 2018 and repaid on June 6, 2018.

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $589,492,000 as of December 31, 2018.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2018, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2019	$—
2020	—
2021	68,000
2022	350,000
2023	—
Thereafter	752,544

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    REGO PARK II LOAN PARTICIPATION
We hold a participation in the Rego Park II shopping center loan and are entitled to interest at LIBOR plus 1.35% (3.87% as of December 31, 2018).  The participation in the previous loan, which was refinanced on December 12, 2018, earned interest at LIBOR plus 1.60%.  As of December 31, 2018 and 2017, our loan participation balance was $195,708,000 and $198,537,000, respectively, and the investment is presented as “Rego Park II loan participation” on our consolidated balance sheets.  Interest earned on the loan participation is recognized as “interest and other income, net” on our consolidated statements of income for the years ended December 31, 2018 and 2017.

9.    FAIR VALUE MEASUREMENTS
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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of December 31, 2018 and 2017 consist of marketable securities and an interest rate cap, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of December 31, 2018 and 2017.

	As of December 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$23,166	$23,166	$—	$—
Interest rate cap (included in other assets)	—	—	—	—
Total assets	$23,166	$23,166	$—	$—

	As of December 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$35,156	$35,156	$—	$—
Interest rate cap (included in other assets)	6	—	6	—
Total assets	$35,162	$35,156	$6	$—

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    FAIR VALUE MEASUREMENTS - continued
Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents, the Rego Park II loan participation and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1.  The fair values of the Rego Park II loan participation and our mortgages payable are calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and are classified as Level 2.  The table below summarizes the carrying amount and fair value of these financial instruments as of December 31, 2018 and 2017.

	As of December 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$173,858	$173,858	$273,914	$273,914
Rego Park II loan participation	195,708	196,000	198,537	198,000
	$369,566	$369,858	$472,451	$471,914
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,170,544	$1,165,000	$1,252,440	$1,239,000

10.    LEASES
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

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2019	$138,784
2020	131,647
2021	120,450
2022	111,532
2023	111,962
Thereafter	671,111

These future minimum amounts do not include additional rents based on a percentage of retail tenants’ sales.  These rents were $234,000, $174,000 and $182,000, respectively, for the years ended December 31, 2018, 2017 and 2016.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    LEASES - continued
Bloomberg accounted for revenue of $107,356,000, $105,224,000 and $104,590,000 in the years ended December 31, 2018, 2017 and 2016, respectively, representing approximately 46% of our total revenues in each year.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

As Lessee
We are a tenant under a long-term ground lease at our Flushing property, which expires in 2027 and has one 10-year extension option. In accordance with ASC 842, on January 1, 2019 we recorded a right-of-use asset and lease liability related to this ground lease equal to the present value of the remaining minimum lease payments of approximately $5,400,000. Future lease payments under this operating lease, excluding the extension option, are as follows:

(Amounts in thousands)

Year Ending December 31,	Amount
2019	$800
2020	800
2021	800
2022	800
2023	800
Thereafter	2,467

Rent expense was $746,000 in each of the years ended December 31, 2018, 2017 and 2016.

11.    STOCK-BASED COMPENSATION
We account for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Our 2016 Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.
On May 17, 2018, we granted each of the members of our Board of Directors 195 DSUs with a grant date fair value of $56,250 per grant, or $394,000 in the aggregate. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of December 31, 2018, there were 10,057 DSUs outstanding and 495,730 shares were available for future grant under the Plan.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    COMMITMENTS AND CONTINGENCIES
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $323,000 deductible and 19% of the balance of a covered loss, and the Federal government is responsible for the remaining 81% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism or other events.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.  We are responsible for uninsured losses and for deductibles and losses in excess of our insurance coverage, which could be material.

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

Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures in October 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
Rego Park I Litigation

In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to space that Sears leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4 million and future damages it estimated would not be less than $25 million. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000. On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief resulting in an automatic stay of this case.

On April 4, 2017, Sears closed its 195,000 square foot store at the property ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease. Consequently, we wrote off the remaining balance of the Sears receivable arising from the straight-lining of rent of $2,973,000 during the year ended December 31, 2018. In addition, we accelerated depreciation and amortization of the remaining balance of $312,000 of deferred leasing costs during the year ended December 31, 2018.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    COMMITMENTS AND CONTINGENCIES - continued
Tenant Matter

On January 10, 2019, Kohl’s announced that it plans to close and sublease its 133,000 square foot store at our Rego Park II shopping center; Kohl’s remains obligated to us under its lease which expires in January 2031.

Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of December 31, 2018.

Other
We received approximately $165,000, $396,000 and $825,000 from bankruptcy recoveries during the years ended December 31, 2018, 2017 and 2016, respectively, which is included as “interest and other income, net” in our consolidated statements of income.

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

13.  MULTIEMPLOYER BENEFIT PLANS
Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.

 Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2018, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2018, 2017 and 2016 our subsidiaries contributed $161,000, $162,000 and $147,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2018, 2017 and 2016.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2018, 2017 and 2016 our subsidiaries contributed $649,000, $619,000 and $539,000, respectively, towards these plans.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2018	2017	2016
Income from continuing operations	$56,641	$80,509	$86,477
Loss from discontinued operations (see Note 6)	(23,797)	—	—
Net income	$32,844	$80,509	$86,477

Weighted average shares outstanding – basic and diluted	5,116,838	5,115,501	5,114,084

Income from continuing operations	$11.07	$15.74	$16.91
Loss from discontinued operations (see Note 6)	(4.65)	—	—
Net income per common share – basic and diluted	$6.42	$15.74	$16.91

15.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

					Net Income (Loss) Per Common Share(1)
	(Amounts in thousands, except per share amounts)	Revenues	Net Income (Loss)		Basic		Diluted
	2018
	December 31	$57,567	$9,971		$1.95		$1.95
	September 30	59,125	15,003		2.93		2.93
	June 30	58,253	17,570		3.43		3.43
	March 31	57,880	(9,700)	(2)	(1.90)	(2)	(1.90)	(2)

	2017
	December 31	$58,061	$17,883		$3.50		$3.50
	September 30	58,094	20,299		3.97		3.97
	June 30	57,190	20,660		4.04		4.04
	March 31	57,229	21,667		4.24		4.24
_______________________
(1)	The total for the year may differ from the sum of the quarters as a result of weighting.
(2)	Includes $23,797, or $4.65 per common share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza which is being contested.

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

As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 60 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Alexander’s, Inc.
Paramus, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 11, 2019, expressed an unqualified opinion on those financial statements.
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
February 11, 2019

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2018.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)
Steven Roth	77
Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Matthew Iocco	48
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

Equity Compensation Plan Information

The following table provides information as of December 31, 2018, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,057	$—	495,730
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	10,057	$—	495,730

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

Pages in this Annual Report on Form 10-K
Schedule II – Valuation and Qualifying Accounts – years ended
December 31, 2018, 2017 and 2016	64

Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2018, 2017 and 2016	65

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions: Charged Against Operations	Deductions: Uncollectible Accounts Written Off	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2018	$1,501	$4,459	$(5,289)	$671

Year Ended December 31, 2017	$1,473	$53	$(25)	$1,501

Year Ended December 31, 2016	$918	$557	$(2)	$1,473

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
						Gross Amount at Which							Life on which Depreciation in Latest Income Statement is Computed
			Initial Cost to Company(1)		Costs Capitalized Subsequent to Acquisition	Carried at Close of Period				Accumulated Depreciation and Amortization
				Buildings and Leasehold Improvements			Buildings and Leasehold Improvements	Development and Construction In Progress
											Date of Construction	Date Acquired(1)
Description	Encumbrances(2)		Land			Land			Total(3)
New York, NY
Rego Park I	$—		$1,647	$8,953	$54,456	$1,647	$62,836	$573	$65,056	$34,987	1959	1992	3-39 years
Rego Park II	252,544	(4)	3,127	1,467	387,884	3,127	389,191	160	392,478	93,011	2009	1992	3-40 years
The Alexander apartment tower	—		—	—	119,112	—	119,112	—	119,112	13,631	2016	1992	3-39 years
Rego Park III	—		779	—	4,016	779	503	3,513	4,795	259	N/A	1992	5-15 years
Flushing	—		—	1,660	(107)	—	1,553	—	1,553	1,028	1975(5)	1992	N/A
Lexington Avenue	850,000		14,432	12,355	405,989	27,497	405,279	—	432,776	154,505	2003	1992	9-39 years
Paramus, NJ	68,000		1,441	—	10,313	11,754	—	—	11,754	—	N/A	1992	N/A

Other Properties	—		167	1,804	(1,804)	167	—	—	167	—	N/A	1992	N/A
TOTAL	$1,170,544		$21,593	$26,239	$979,859	$44,971	$978,474	$4,246	$1,027,691	$297,421

(1) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2) Excludes deferred debt issuance costs, net of $9,010.
(3) The net basis of the Company’s assets and liabilities for tax purposes is approximately $186,559 lower than the amount reported for financial statement purposes.
(4) We hold a $195,708 participation in the loan.
(5) Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
	December 31,
	2018	2017	2016
REAL ESTATE:
Balance at beginning of period	$1,037,368	$1,033,551	$1,029,472
Changes during the period:
Land	—	—	—
Buildings and leasehold improvements	3,218	3,046	12,464
Development and construction in progress	695	771	(6,706)
	1,041,281	1,037,368	1,035,230
Less: Fully depreciated assets	(13,590)	—	(1,679)
Balance at end of period	$1,027,691	$1,037,368	$1,033,551

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$283,044	$252,737	$225,533
Additions charged to operating expenses	27,967	30,307	28,883
	311,011	283,044	254,416
Less: Fully depreciated assets	(13,590)	—	(1,679)
Balance at end of period	$297,421	$283,044	$252,737

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued
(b)      Exhibits

Exhibit No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 3(ii) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

10.1		-
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
Loan Agreement dated as of March 10, 2009 between Alexander’s Rego Shopping Center Inc., as Borrower and U.S. Bank National Association, as Lender.  Incorporated herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009
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
*

10.25		-
Mortgage Modification Agreement dated March 12, 2012 by and between Alexander’s Rego Shopping Center, Inc., as Mortgagor and U.S. Bank National Association, as Mortgagee.  Incorporated herein by reference from Exhibit 10.56 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012
*

10.26		-
Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012
*

10.27		-
Contribution Agreement and Joint Escrow Instructions, dated as of October 21, 2012, by and between Alexander’s Kings Plaza LLC, Alexander’s of Kings LLC and Kings Parking LLC, and Brooklyn Kings Plaza LLC. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013
*

10.28		-
Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013
*

10.29		-
Second Omnibus Loan Modification and Extension Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender.  Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013
*

10.30		-
Second Mortgage Modification Agreement, dated March 8, 2013, by and between Alexander’s Rego Shopping Center, Inc., as Mortgagor and U.S. Bank National Association, as Mortgagee.  Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013
*

10.31		-
Loan Agreement, date as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender.  Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.32		-
Consolidated, Amended and Restated Promissory Note, dated as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender.  Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.33		-
Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of February 28, 2014, by and between 731 Office One LLC, as Mortgagor, and German American Capital Corporation, as Mortgagee.  Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.34		-
Assignment of Leases and Rents dated as of February 28, 2014, by and between 731 Office One LLC, as Assignor, and German American Capital Corporation, as Assignee.  Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*
__________________
	*		Incorporated by reference.

10.35		-
Guaranty of Recourse Obligations dated as of February 28, 2014, by and between Alexander’s, Inc., as Guarantor, and German American Capital Corporation, as Lender.  Incorporated herein by reference from Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.36		-
Environmental Indemnity Agreement dated as of February 28, 2014, by and between 731 Office One LLC, as Indemnitor, and German American Capital Corporation, as Indemnitee.  Incorporated herein by reference from Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.37		-
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
*

10.38		-
Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent.  Incorporated herein by reference from Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.39		-
Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp.  Incorporated herein by reference from Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014
*

10.40		-
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
*

10.42		-
Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015
*

10.43		-
First Amendment to Rego II Real Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015
*

10.44		-
First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s Management LLC and Vornado Realty, L.P.  Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015
*

10.45		-
Third Omnibus Loan Modification and Extension Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Borrower and U.S. Bank National Association, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 4, 2015
*

10.46		-
Third Mortgage Modification Agreement, dated March 10, 2015, by and between Alexander’s Rego Shopping Center, Inc., as Mortgagor and U. S. Bank National Association, as Mortgagee.  Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 4, 2015
*
__________________
	*		Incorporated by reference.

10.47		-
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
*

10.48	+	-
Second Amendment of Lease, dated as of the 12th of January 2016 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016
*

10.49		-
Fourth Omnibus Loan Modification and Extension Agreement, dated and made effective as of March 8, 2016, by and between Alexander’s Rego Shopping Center and U.S. Bank National Association. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016
*

10.50		-
Fourth Mortgage Modification Agreement, dated and made effective as of March 8, 2016, by and between Alexander’s Rego Shopping Center and U.S. Bank National Association.  Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016
*

10.51	**	-
Form of Alexander’s Inc. 2016 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 1, 2016
*

10.52		-
Loan Agreement, dated as of June 1, 2017, between 731 Office One LLC, as Borrower, and Deutsche Bank AG, New York Branch and Citigroup Global Markets Realty Corp. collectively, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 31, 2017

*

10.53		-
Fifth Omnibus Loan Modification and Extension Agreement, dated and made effective as of March 12, 2018, by and between Alexander’s Rego Shopping Center, Inc., as Borrower, and U.S. Bank National Association, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 30, 2018
*

10.54		-
Sixth Omnibus Loan Modification and Extension Agreement, dated and made effective as of April 12, 2018, by and between Alexander’s Rego Shopping Center, Inc., as Borrower, and U.S. Bank National Association, as Lender. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 30, 2018
*

10.55		-	Amended and Restated Loan and Security Agreement, dated and made effective as of December 12, 2018, by and between Rego II Borrower LLC, as Borrower, and Bank of China, New York Branch, as Lender	***

10.56		-	Second Amended and Restated Promissory Note, dated December 12, 2018, by and between Rego II Borrower LLC, as Maker, and Bank of China, New York Branch, as Lender	***

10.57		-
Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated December 12, 2018, by and between Rego II Borrower LLC, as Mortgagor, and Bank of China, New York Branch, as Mortgagee
***

10.58		-	Amended and Restated Guaranty of Recourse Carveouts, dated December 12, 2018, by Alexander’s, Inc., as Guarantor, to and for the benefit of Bank of China, New York Branch, as Lender	***

__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.
	***		Filed herewith.
+
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “redacted.”

10.59		-
Amended and Restated Environmental Indemnity Agreement, dated December 12, 2018, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of Bank of China, New York Branch, as Lender
***

10.60		-
Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated December 12, 2018, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder
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

ALEXANDER’S, INC.
(Registrant)

Date: February 11, 2019	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 11, 2019
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Matthew Iocco	Chief Financial Officer	February 11, 2019
	(Matthew Iocco)	(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 11, 2019
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 11, 2019
(David Mandelbaum)

By:	/s/Wendy Silverstein	Director	February 11, 2019
(Wendy Silverstein)

By:	/s/Arthur Sonnenblick	Director	February 11, 2019
(Arthur Sonnenblick)

By:	/s/Richard R. West	Director	February 11, 2019
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 11, 2019
(Russell B. Wight Jr.)