Form 10-Q
period 2019-03-31
ALEXANDERS INC
filed 2019-04-29
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    March 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-06064
ALEXANDERS INC
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
☐Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 26, 2019, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	March 31, 2019	December 31, 2018
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	980,103	978,474
Development and construction in progress	6,292	4,246
Total	1,031,366	1,027,691
Accumulated depreciation and amortization	(304,207)	(297,421)
Real estate, net	727,159	730,270
Cash and cash equivalents	302,944	283,056
Restricted cash	9,790	6,439
Marketable securities	23,204	23,166
Tenant and other receivables	5,198	4,075
Receivable arising from the straight-lining of rents	168,144	168,789
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $30,897 and $31,039, respectively	40,290	40,669
Other assets	18,983	29,085
	$1,295,712	$1,285,549

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$967,112	$965,826
Amounts due to Vornado	1,442	708
Accounts payable and accrued expenses	38,905	30,889
Other liabilities	8,311	3,034
Total liabilities	1,015,770	1,000,457

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	31,971	31,971
Retained earnings	243,280	248,443
Accumulated other comprehensive loss	(114)	(127)
	280,310	285,460
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	279,942	285,092
	$1,295,712	$1,285,549

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES
Rental revenues	$56,778	$57,880
EXPENSES
Operating, including fees to Vornado of $1,249 and $1,166, respectively	(21,849)	(22,277)
Depreciation and amortization	(7,828)	(8,283)
General and administrative, including management fees to Vornado of $595 in each period	(1,245)	(1,262)
Total expenses	(30,922)	(31,822)

Interest and other income, net	2,130	3,038
Interest and debt expense	(10,159)	(9,829)
Change in fair value of marketable securities	38	(5,170)
Income from continuing operations	17,865	14,097
Loss from discontinued operations (see Note 7)	—	(23,797)
Net income (loss)	$17,865	$(9,700)

Income (loss) per common share – basic and diluted:
Income from continuing operations	$3.49	$2.75
Loss from discontinued operations (see Note 7)	—	(4.65)
Net income (loss) per common share	$3.49	$(1.90)

Weighted average shares outstanding	5,117,347	5,115,982
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$17,865	$(9,700)
Other comprehensive income:
Change in fair value of interest rate cap	13	48
Comprehensive income (loss)	$17,878	$(9,652)
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2017	5,173	$5,173	$31,577	$302,543	$5,030	$(368)	$343,955
Net loss	—	—	—	(9,700)	—	—	(9,700)
Dividends paid ($4.50 per common share)	—	—	—	(23,022)	—	—	(23,022)
Cumulative effect of change in accounting principle	—	—	—	5,156	(5,156)	—	—
Change in fair value of interest rate cap	—	—	—	—	48	—	48
Balance, March 31, 2018	5,173	$5,173	$31,577	$274,977	$(78)	$(368)	$311,281

Balance, December 31, 2018	5,173	$5,173	$31,971	$248,443	$(127)	$(368)	$285,092
Net income	—	—	—	17,865	—	—	17,865
Dividends paid ($4.50 per common share)	—	—	—	(23,028)	—	—	(23,028)
Change in fair value of interest rate cap	—	—	—	—	13	—	13
Balance, March 31, 2019	5,173	$5,173	$31,971	$243,280	$(114)	$(368)	$279,942
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net income (loss)	$17,865	$(9,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	9,118	9,596
Straight-lining of rental income	645	1,445
Change in fair value of marketable securities	(38)	5,170
Liability related to discontinued operations (see Note 7)	—	23,797
Changes in operating assets and liabilities:
Tenant and other receivables, net	(1,123)	(214)
Other assets	13,340	13,558
Amounts due to Vornado	710	(1,778)
Accounts payable and accrued expenses	7,717	(5,030)
Other liabilities	(151)	(39)
Net cash provided by operating activities	48,083	36,805

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(1,816)	(628)
Repayment of Rego Park II loan participation	—	753
Net cash (used in) provided by investing activities	(1,816)	125

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	—	(971)
Dividends paid	(23,028)	(23,022)
Net cash used in financing activities	(23,028)	(23,993)

Net increase in cash and cash equivalents and restricted cash	23,239	12,937
Cash and cash equivalents and restricted cash at beginning of period	289,495	393,279
Cash and cash equivalents and restricted cash at end of period	$312,734	$406,216

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$283,056	$307,536
Restricted cash at beginning of period	6,439	85,743
Cash and cash equivalents and restricted cash at beginning of period	$289,495	$393,279

Cash and cash equivalents at end of period	$302,944	$319,026
Restricted cash at end of period	9,790	87,190
Cash and cash equivalents and restricted cash at end of period	$312,734	$406,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$8,965	$8,356

NON-CASH TRANSACTIONS
Lease liability arising from the recognition of right-of-use asset	$5,428	$—
Reclassification of prepaid real estate taxes to construction in progress for property in redevelopment	1,466	—
Liability for real estate additions, including $24 and $27 for development fees due to Vornado in 2019 and 2018, respectively	829	1,028
Write-off of fully amortized and/or depreciated assets	—	11,223
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
The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries. All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.
Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2018, we determined that the $195,708,000 participation in our Rego Park II shopping center mortgage loan was incorrectly classified as an asset, presented as “Rego Park II loan participation,” instead of as a reduction to “mortgages payable, net of deferred debt issuance costs” on our consolidated balance sheet as of December 31, 2018. On December 12, 2018, we refinanced this mortgage loan and the interest rate on the existing loan participation was adjusted to equal the interest rate on the refinanced loan. Consequently, we should have considered $195,708,000 of the Rego Park II shopping center mortgage loan liability extinguished as the participation interest is considered the reacquisition of our debt. Accordingly, our consolidated balance sheet for the year ended December 31, 2018 has been restated to reclassify $195,708,000 from “Rego Park II loan participation” to “mortgages payable, net of deferred debt issuance costs.” This reclassification had no impact to our consolidated statements of income, comprehensive income, changes in equity, or cash flows for the three months ending March 31, 2018.
Certain prior year balances have been reclassified in order to conform to the current period presentation. For the three months ended March 31, 2018, “property rentals” and “expense reimbursements” of $38,241,000 and $19,639,000, respectively, were grouped into “rental revenues” on our consolidated statement of income in accordance with Accounting Standards Codification (“ASC”) Topic 205 Presentation of Financial Statements.
We operate in one reportable segment.

3.	Recently Issued Accounting Literature

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases (“ASC 842”), as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability equal to the present value of future minimum lease payments, less adjustments to the right-of-use asset for accrued rent expense, initial direct costs and prepaid lease payments for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to the previously existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under ASC Topic 840, Leases (“ASC 840”). We adopted this standard effective January 1, 2019 using the modified retrospective approach. In transitioning to ASC 842, we elected to use the practical expedient package available to us and did not elect to use hindsight. These elections have been applied consistently to all of our leases. On January 1, 2019, for our Flushing property ground lease, which is classified as an operating lease, we recorded a right-of-use asset of $5,058,000 (included in “other assets”) and a lease liability of $5,428,000 (included in “other liabilities”) (see Note 11 - Leases).

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In August 2018, the FASB issued an update (“ASU 2018-13”) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. We elected to early adopt ASU 2018-13 effective January 1, 2019. The adoption of this update did not have a material impact on our consolidated financial statements and disclosures.

In October 2018, the FASB issued an update (“ASU 2018-16”) Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to ASC Topic 815, Derivatives and Hedging. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We adopted this update effective January 1, 2019. The adoption of this update did not have a material impact on our consolidated financial statements.

4.	Revenue Recognition
Our rental revenues include revenues from the leasing of space to tenants at our properties and revenues from parking and tenant services. We have the following revenue recognition policies:

•
Lease revenues from the leasing of space to tenants at our properties. Revenues derived from base rent are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements. We commence rental revenue recognition when the underlying asset is available for use by the lessee. In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease. Revenue derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred. As lessor, we have elected to combine the lease components (base and variable rent), non-lease components (reimbursements of common area maintenance expenses) and reimbursement of real estate taxes and insurance expenses from our operating lease agreements and account for the components as a single lease component in accordance with ASC 842.

•
Parking revenue arising from the rental of parking spaces at our properties.  This income is recognized as the services are transferred in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

•
Tenant services is revenue arising from sub-metered electric, elevator and other services provided to tenants at their request. This revenue is recognized as the services are transferred in accordance with ASC 606.

The following is a summary of revenue sources for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Lease revenues	$54,496	$55,614
Parking revenue	1,495	1,307
Tenant services	787	959
Rental revenues	$56,778	$57,880

The components of lease revenues for the three months ended March 31, 2019 are as follows:

(Amounts in thousands)	Three Months Ended March 31, 2019
Fixed lease revenues	$35,729
Variable lease revenues	18,767
Lease revenues	$54,496

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	Related Party Transactions
Vornado
As of March 31, 2019, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Company management fees	$657	$700
Development fees	24	7
Leasing fees	737	—
Property management, cleaning, engineering and security fees	1,147	1,026
	$2,565	$1,733

As of March 31, 2019, the amounts due to Vornado were $729,000 for leasing fees; $543,000 for management, property management, cleaning, engineering and security fees; and $170,000 for development fees. As of December 31, 2018, the amounts due to Vornado were $549,000 for management, property management, cleaning, engineering and security fees; $146,000 for development fees; and $13,000 for leasing fees.
Toys “R” Us, Inc. (“Toys”)

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.	Marketable Securities
As of March 31, 2019 and December 31, 2018, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC). These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate. As of March 31, 2019 and December 31, 2018, the fair value of these shares was $23,204,000 and $23,166,000, respectively, based on Macerich’s closing share price of $43.35 per share and $43.28 per share, respectively. These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale. Available-for-sale securities are presented at fair value on our consolidated balance sheets and gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

7.	Discontinued Operations
In 2012, we sold the Kings Plaza Regional Shopping Center (“Kings Plaza”) and paid real property transfer taxes to New York City in connection with the sale. In 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional New York City real property transfer tax amount, including interest.
In 2014, in a case with similar facts, the NYC DOF issued a Notice of Determination to a Vornado joint venture assessing an additional New York City real property transfer tax amount, including interest. In January 2017, a New York City administrative law judge made a determination upholding the Vornado joint venture’s position that such additional real property transfer taxes were not due. On February 16, 2018, the New York City Tax Appeals Tribunal (the “Tribunal”) overturned the January 2017 determination. The Vornado joint venture appealed the Tribunal’s decision to the Appellate Division of the Supreme Court of the State of New York and on April 25, 2019, the Tribunal’s decision was unanimously upheld. We are currently evaluating our options relating to this matter.
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

8.	Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $27,004,000 and $26,324,000 for the three months ended March 31, 2019 and 2018, respectively, representing approximately 48% and 45% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	Mortgages Payable
The following is a summary of our outstanding mortgages payable as of March 31, 2019 and December 31, 2018. We may refinance our maturing debt as it comes due or choose to repay it.

			Balance at
(Amounts in thousands)	Maturity(1)	Interest Rate at March 31, 2019	March 31, 2019	December 31, 2018
First mortgages secured by:
Paramus	Oct. 2021	4.72%	$68,000	$68,000
731 Lexington Avenue, retail space(2)	Aug. 2022	3.88%	350,000	350,000
731 Lexington Avenue, office space(3)	Jun. 2024	3.38%	500,000	500,000
Rego Park II shopping center(4)	Dec. 2025	3.85%	56,836	56,836
Total			974,836	974,836
Deferred debt issuance costs, net of accumulated amortization of $10,498 and $9,212, respectively			(7,724)	(9,010)
			$967,112	$965,826

(1)	Represents the extended maturity where we have the unilateral right to extend.

(2)	Interest at LIBOR plus 1.40%.

(3)	Interest at LIBOR plus 0.90%.

(4)	Interest at LIBOR plus 1.35%. The amount of this loan is net of our $195,708 loan participation (see Note 2 - Basis of Presentation).

10.	Fair Value Measurements
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
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheets as of March 31, 2019 and December 31, 2018, consist of marketable securities and an interest rate cap, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$23,204	$23,204	$—	$—
Interest rate cap (included in other assets)	—	—	—	—
Total assets	$23,204	$23,204	$—	$—

	As of December 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$23,166	$23,166	$—	$—
Interest rate cap (included in other assets)	—	—	—	—
Total assets	$23,166	$23,166	$—	$—

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10.	Fair Value Measurements - continued
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019		As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$267,925	$267,925	$173,858	$173,858
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$974,836	$970,000	$974,836	$969,000

11.	Leases
As Lessor
We lease space to tenants under operating leases in an office building and in retail centers.  The rental terms range from approximately 5 to 25 years.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales. We also lease residential space at The Alexander apartment tower with 1 or 2 year lease terms. We have elected to account for lease revenues (including fixed and variable rent) and the reimbursement of common area maintenance expenses as a single lease component presented as “rental revenues” in our consolidated statements of income.

Future undiscounted cash flows under our non-cancelable operating leases are as follows:

Under ASC 842
(Amounts in thousands)	As of March 31, 2019
For the remainder of 2019	$104,848
For the year ending December 31,
2020	133,847
2021	123,219
2022	113,987
2023	114,550
2024	122,621
Thereafter	557,784

Under ASC 840
(Amounts in thousands)	As of December 31, 2018
For the year ending December 31,
2019	$138,784
2020	131,647
2021	120,450
2022	111,532
2023	111,962
Thereafter	671,111

These amounts do not include reimbursements or additional rents based on a percentage of retail tenants’ sales.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.	Leases - continued

As Lessee
We are the lessee under a ground lease at our Flushing property, classified as an operating lease, which expires in 2027 and has one 10-year extension option. On January 1, 2019, we recorded a right-of-use asset and lease liability related to this ground lease equal to the present value of the remaining minimum lease payments. As of March 31, 2019, the right-of-use asset of $4,928,000 and the lease liability of $5,284,000, are included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet. The discount rate applied to measure the right-of-use asset and lease liability is based on the incremental borrowing rate (“IBR”) for the property of 4.20%. We initially consider the general economic environment and factor in various financing and asset specific adjustments so that the IBR is appropriate to the intended use of the underlying lease. As we did not elect to apply hindsight, the lease term assumption determined under ASC 840 was carried forward and applied in calculating our lease liability recorded under ASC 842.

Future lease payments under this operating lease, excluding the extension option, are as follows:

Under ASC 842
(Amounts in thousands)	As of March 31, 2019
For the remainder of 2019	$600
For the year ending December 31,
2020	800
2021	800
2022	800
2023	800
2024	800
Thereafter	1,600
Total undiscounted cash flows	6,200
Present value discount	(916)
Lease liability as of March 31, 2019	$5,284

Under ASC 840
(Amounts in thousands)	As of December 31, 2018
For the year ending December 31,
2019	$800
2020	800
2021	800
2022	800
2023	800
Thereafter	2,467

We recognize rent expense as a component of “operating expenses” on our consolidated statements of income on a straight-line basis. Rent expense was $186,000 in each of the quarters ended March 31, 2019 and 2018. Cash paid for rent expense was $200,000 in each of the quarters ended March 31, 2019 and 2018.

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
Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan, with a fixed rate of 4.72%, which matures in October 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
Rego Park I Litigation
In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to the 195,000 square foot store that Sears leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4,000,000 and future damages it estimated would not be less than $25,000,000. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000.
On April 4, 2017, Sears closed its store at Rego Park I ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease resulting in an automatic stay of this case.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	Commitments and Contingencies - continued
Tenant Matter

On April 13, 2019, Kohl’s closed its 133,000 square foot store at our Rego Park II shopping center. Kohl’s plans to sublease its store and remains obligated to us under its lease which expires in January 2031.
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of March 31, 2019.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

13.	Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2019	2018
Income from continuing operations	$17,865	$14,097
Loss from discontinued operations (see Note 7)	—	(23,797)
Net income (loss)	$17,865	$(9,700)

Weighted average shares outstanding – basic and diluted	5,117,347	5,115,982

Income from continuing operations	$3.49	$2.75
Loss from discontinued operations (see Note 7)	—	(4.65)
Net income (loss) per common share – basic and diluted	$3.49	$(1.90)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey April 29, 2019

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2019 and 2018. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the three months ended March 31, 2019, there were no material changes to these policies, other than the adoption of Accounting Standards Update 2016-02, described in “Part I - Financial Information, Item 1 - Financial Statements, Note 3 - Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q.

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
Quarter Ended March 31, 2019 Financial Results Summary
Net income for the quarter ended March 31, 2019 was $17,865,000, or $3.49 per diluted share, compared to a net loss of $9,700,000, or $1.90 per diluted share in the prior year’s quarter. Net loss for the quarter ended March 31, 2018 included $23,797,000, or $4.65 per diluted share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza Regional Shopping Center (“Kings Plaza”).
Funds from operations (“FFO”) (non-GAAP) for the quarter ended March 31, 2019 was $25,531,000, or $4.99 per diluted share, compared to $3,621,000, or $0.71 per diluted share in the prior year’s quarter. FFO (non-GAAP) for the quarter ended March 31, 2018 included $23,797,000, or $4.65 per diluted share, of expense for the Kings Plaza transfer taxes.
Square Footage, Occupancy and Leasing Activity
As of March 31, 2019, our portfolio was comprised of seven properties aggregating 2,437,000 square feet, of which 2,242,000 square feet was in service and 195,000 square feet was out of service due to redevelopment. The in service square feet was 97.3% occupied as of March 31, 2019.
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $27,004,000 and $26,324,000 for the three months ended March 31, 2019 and 2018, respectively, representing approximately 48% and 45% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended March 31, 2019, compared to March 31, 2018
Rental Revenues
Rental revenues were $56,778,000 in the quarter ended March 31, 2019, compared to $57,880,000 in the prior year’s quarter, a decrease of $1,102,000. This decrease was primarily due to the Sears vacancy effective October 2018 at our Rego Park I property and the Toys “R” Us vacancy effective June 2018 at our Rego Park II property, partially offset by higher revenue from a new tenant at our 731 Lexington Avenue property.
Operating Expenses
Operating expenses were $21,849,000 in the quarter ended March 31, 2019, compared to $22,277,000 in the prior year’s quarter, a decrease of $428,000. This decrease was primarily due to bad debt in the prior year’s quarter from the write-off of the Toys “R” Us receivable arising from the straight-lining of rent. As a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective January 1, 2019, bad debt ($7,000 for the quarter ended March 31, 2019) is recorded as a reduction of “rental revenues.”
Depreciation and Amortization
Depreciation and amortization was $7,828,000 in the quarter ended March 31, 2019, compared to $8,283,000 in the prior year’s quarter, a decrease of $455,000.
General and Administrative Expenses
General and administrative expenses were $1,245,000 in the quarter ended March 31, 2019, compared to $1,262,000 in the prior year’s quarter, a decrease of $17,000.
Interest and Other Income, net
Interest and other income, net was $2,130,000 in the quarter ended March 31, 2019, compared to $3,038,000 in the prior year’s quarter, a decrease of $908,000. This decrease was primarily due to $1,608,000 of lower interest income due to a decrease in average investment balances, partially offset by $811,000 of higher interest income due to an increase in average interest rates.
Interest and Debt Expense
Interest and debt expense was $10,159,000 in the quarter ended March 31, 2019, compared to $9,829,000 in the prior year’s quarter, an increase of $330,000. This increase was primarily due to $2,047,000 of higher interest expense resulting from an increase in average interest rates, partially offset by $1,796,000 of lower interest expense from our Rego Park II shopping center loan. On December 12, 2018, we refinanced this mortgage loan. GAAP requires that this be treated as an extinguishment of the $252,544,000 mortgage loan to the extent of our $195,708,000 loan participation.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $38,000 in the quarter ended March 31, 2019, resulting from The Macerich Company’s (“Macerich”) closing share prices of $43.35 and $43.28 as of March 31, 2019 and December 31, 2018, respectively, on 535,265 shares owned. Change in fair value of marketable securities was an expense of $5,170,000 in the prior year’s quarter, resulting from Macerich’s closing share prices of $56.02 and $65.68 as of March 31, 2018 and December 31, 2017, respectively, on 535,265 shares owned.
Loss from Discontinued Operations
Loss from discontinued operations was $23,797,000 in the quarter ended March 31, 2018. The loss was due to an expense for potential additional real property transfer taxes from the 2012 sale of Kings Plaza. See “Part I - Financial Information, Item 1 - Financial Statements, Note 7 - Discontinued Operations.”

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
Three Months Ended March 31, 2019
Cash and cash equivalents and restricted cash were $312,734,000 as of March 31, 2019, compared to $289,495,000 as of December 31, 2018, an increase of $23,239,000. This increase resulted from (i) $48,083,000 of net cash provided by operating activities, partially offset by (ii) $23,028,000 of net cash used in financing activities and (iii) $1,816,000 of net cash used in investing activities.
Net cash provided by operating activities of $48,083,000 was comprised of (i) net income of $17,865,000, (ii) adjustments for non-cash items of $9,725,000 and (iii) the net change in operating assets and liabilities of $20,493,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $9,118,000, (ii) straight-lining of rental income of $645,000, partially offset by (iii) the change in fair value of marketable securities of $38,000.
Net cash used in financing activities was comprised of dividends paid of $23,028,000.
Net cash used in investing activities was comprised of construction in progress and real estate additions of $1,816,000.
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
Net cash provided by operating activities of $36,805,000 was comprised of (i) adjustments for non-cash items of $40,008,000 and (ii) the net change in operating assets and liabilities of $6,497,000, partially offset by (iii) a net loss of $9,700,000. The adjustments for non-cash items were comprised of (i) liability related to discontinued operations of $23,797,000, (ii) depreciation and amortization (including amortization of debt issuance costs) of $9,596,000, (iii) the change in fair value of marketable securities of $5,170,000 and (iv) straight-lining of rental income of $1,445,000.
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
Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan, with a fixed rate of 4.72%, which matures in October 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
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
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of March 31, 2019.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

Funds from Operations (“FFO”) (non-GAAP)

FFO is computed in accordance with the December 2018 restated definition adopted by the Board of Governors of NAREIT.  NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies. A reconciliation of our net income (loss) to FFO is provided below.

In accordance with the NAREIT December 2018 restated definition of FFO, we have elected to exclude the mark-to-market adjustments of marketable securities from the calculation of FFO. Our FFO for the quarter ended March 31, 2018 has been adjusted to exclude $5,170,000, or $1.01 per diluted share, from the decrease in fair value of marketable securities previously reported.
FFO (non-GAAP) for the quarter ended March 31, 2019 and 2018
FFO (non-GAAP) for the quarter ended March 31, 2019 was $25,531,000, or $4.99 per diluted share, compared to $3,621,000, or $0.71 per diluted share in the prior year’s quarter. FFO (non-GAAP) for the quarter ended March 31, 2018 included $23,797,000, or $4.65 per diluted share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza.
The following table reconciles our net income (loss) to FFO (non-GAAP):

	Quarter Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2019	2018
Net income (loss)	$17,865	$(9,700)
Depreciation and amortization of real property	7,704	8,151
Change in fair value of marketable securities	(38)	5,170
FFO (non-GAAP)	$25,531	$3,621

FFO per diluted share (non-GAAP)	$4.99	$0.71

Weighted average shares used in computing FFO per diluted share	5,117,347	5,115,982

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2019			2018
(Amounts in thousands, except per share amounts)	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$906,836	3.60%	$9,068	$906,836	3.55%
Fixed Rate	68,000	4.72%	—	68,000	4.72%
	$974,836	3.68%	$9,068	$974,836	3.64%

Total effect on diluted earnings per share			$1.77
As of March 31, 2019, we have an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of March 31, 2019 and December 31, 2018, the estimated fair value of our mortgages payable was $970,000,000 and $969,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema Document

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: April 29, 2019	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)