Form 10-Q
period 2019-09-30
ALEXANDERS INC
filed 2019-10-28
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 25, 2019, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	September 30, 2019	December 31, 2018
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	981,136	978,474
Development and construction in progress	9,414	4,246
Total	1,035,521	1,027,691
Accumulated depreciation and amortization	(317,751)	(297,421)
Real estate, net	717,770	730,270
Cash and cash equivalents	304,229	283,056
Restricted cash	9,548	6,439
Marketable securities	16,909	23,166
Tenant and other receivables	5,624	4,075
Receivable arising from the straight-lining of rents	166,839	168,789
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $32,591 and $31,039, respectively	41,583	40,669
Other assets	20,881	29,085
	$1,283,383	$1,285,549

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$969,673	$965,826
Amounts due to Vornado	4,638	708
Accounts payable and accrued expenses	38,973	30,889
Other liabilities	8,008	3,034
Total liabilities	1,021,292	1,000,457

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	32,365	31,971
Retained earnings	224,994	248,443
Accumulated other comprehensive loss	(73)	(127)
	262,459	285,460
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	262,091	285,092
	$1,283,383	$1,285,549

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Rental revenues	$57,760	$59,125	$170,470	$175,258
EXPENSES
Operating, including fees to Vornado of $1,310, $1,158, $3,930 and $3,433, respectively	(23,389)	(26,419)	(66,905)	(70,207)
Depreciation and amortization	(7,831)	(8,225)	(23,528)	(25,208)
General and administrative, including management fees to Vornado of $595 and $1,785 in each three and nine month period, respectively	(1,333)	(1,126)	(4,471)	(4,078)
Total expenses	(32,553)	(35,770)	(94,904)	(99,493)

Interest and other income, net	2,075	3,813	6,428	8,581
Interest and debt expense	(9,772)	(11,341)	(30,096)	(32,115)
Change in fair value of marketable securities	(1,017)	(824)	(6,257)	(5,561)
Income from continuing operations	16,493	15,003	45,641	46,670
Loss from discontinued operations (see Note 7)	—	—	—	(23,797)
Net income	$16,493	$15,003	$45,641	$22,873

Income per common share – basic and diluted:
Income from continuing operations	$3.22	$2.93	$8.92	$9.12
Loss from discontinued operations (see Note 7)	—	—	—	(4.65)
Net income per common share	$3.22	$2.93	$8.92	$4.47

Weighted average shares outstanding	5,118,698	5,117,347	5,118,030	5,116,667
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$16,493	$15,003	$45,641	$22,873
Other comprehensive income (loss):
Change in fair value of interest rate cap	22	(1)	54	(5)
Comprehensive income	$16,515	$15,002	$45,695	$22,868
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount
Three Months Ended September 30, 2019
Balance, June 30, 2019	5,173	$5,173	$32,365	$231,535	$(95)	$(368)	$268,610
Net income	—	—	—	16,493	—	—	16,493
Dividends paid ($4.50 per common share)	—	—	—	(23,034)	—	—	(23,034)
Change in fair value of interest rate cap	—	—	—	—	22	—	22
Balance, September 30, 2019	5,173	$5,173	$32,365	$224,994	$(73)	$(368)	$262,091

Three Months Ended September 30, 2018
Balance, June 30, 2018	5,173	$5,173	$31,971	$269,525	$(130)	$(368)	$306,171
Net income	—	—	—	15,003	—	—	15,003
Dividends paid ($4.50 per common share)	—	—	—	(23,028)	—	—	(23,028)
Change in fair value of interest rate cap	—	—	—	—	(1)	—	(1)
Balance, September 30, 2018	5,173	$5,173	$31,971	$261,500	$(131)	$(368)	$298,145

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Nine Months Ended September 30, 2019
Balance, December 31, 2018	5,173	$5,173	$31,971	$248,443	$(127)	$(368)	$285,092
Net income	—	—	—	45,641	—	—	45,641
Dividends paid ($13.50 per common share)	—	—	—	(69,090)	—	—	(69,090)
Change in fair value of interest rate cap	—	—	—	—	54	—	54
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, September 30, 2019	5,173	$5,173	$32,365	$224,994	$(73)	$(368)	$262,091

Nine Months Ended September 30, 2018
Balance, December 31, 2017	5,173	$5,173	$31,577	$302,543	$5,030	$(368)	$343,955
Net income	—	—	—	22,873	—	—	22,873
Dividends paid ($13.50 per common share)	—	—	—	(69,072)	—	—	(69,072)
Cumulative effect of change in accounting principle	—	—	—	5,156	(5,156)	—	—
Change in fair value of interest rate cap	—	—	—	—	(5)	—	(5)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, September 30, 2018	5,173	$5,173	$31,971	$261,500	$(131)	$(368)	$298,145
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net income	$45,641	$22,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	27,401	29,323
Straight-lining of rental income	1,950	5,589
Stock-based compensation	394	394
Change in fair value of marketable securities	6,257	5,561
Changes in operating assets and liabilities:
Tenant and other receivables, net	(1,549)	(938)
Other assets	7,957	11,622
Amounts due to Vornado	3,981	(2,075)
Accounts payable and accrued expenses	8,375	(5,835)
Other liabilities	(454)	139
Net cash provided by operating activities	99,953	66,653

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(6,566)	(2,514)
Repayment of Rego Park II loan participation	—	2,300
Net cash used in investing activities	(6,566)	(214)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(69,090)	(69,072)
Debt issuance costs	(15)	(185)
Debt repayments	—	(159,460)
Proceeds from borrowing	—	78,246
Net cash used in financing activities	(69,105)	(150,471)

Net increase (decrease) in cash and cash equivalents and restricted cash	24,282	(84,032)
Cash and cash equivalents and restricted cash at beginning of period	289,495	393,279
Cash and cash equivalents and restricted cash at end of period	$313,777	$309,247

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$283,056	$307,536
Restricted cash at beginning of period	6,439	85,743
Cash and cash equivalents and restricted cash at beginning of period	$289,495	$393,279

Cash and cash equivalents at end of period	$304,229	$303,710
Restricted cash at end of period	9,548	5,537
Cash and cash equivalents and restricted cash at end of period	$313,777	$309,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$26,898	$27,728

NON-CASH TRANSACTIONS
Lease liability arising from the recognition of right-of-use asset	$5,428	$—
Reclassification of prepaid real estate taxes to construction in progress for property in redevelopment	1,466	—
Liability for real estate additions, including $18 and $26 for development fees due to Vornado in 2019 and 2018, respectively	233	36
Write-off of fully amortized and/or depreciated assets	—	13,791
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.
Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2018, we determined that the $195,708,000 participation in our Rego Park II shopping center mortgage loan was incorrectly classified as an asset, presented as “Rego Park II loan participation,” instead of as a reduction to “mortgages payable, net of deferred debt issuance costs” on our consolidated balance sheet as of December 31, 2018. On December 12, 2018, we refinanced this mortgage loan and the interest rate on the existing loan participation was adjusted to equal the interest rate on the refinanced loan. Consequently, we should have considered $195,708,000 of the Rego Park II shopping center mortgage loan liability extinguished as the participation interest is considered the reacquisition of our debt. Accordingly, our consolidated balance sheet for the year ended December 31, 2018 has been restated to reclassify $195,708,000 from “Rego Park II loan participation” to “mortgages payable, net of deferred debt issuance costs.” This reclassification had no impact to our consolidated statements of income, comprehensive income or changes in equity for the three and nine months ending September 30, 2018 or our consolidated statement of cash flows for the nine months ending September 30, 2018.
Certain prior year balances have been reclassified in order to conform to the current period presentation. For the three and nine months ended September 30, 2018, “property rentals” of $38,250,000 and $115,109,000, respectively, and “expense reimbursements” of $20,875,000 and $60,149,000, respectively, were grouped into “rental revenues” on our consolidated statements of income in accordance with Accounting Standards Codification (“ASC”) Topic 205 Presentation of Financial Statements.
We operate in one reportable segment.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.	Recently Issued Accounting Literature

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases (“ASC 842”), as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Lease liabilities equal the present value of future lease payments. Right-of-use assets equal the lease liabilities adjusted for accrued rent expense, initial direct costs, lease incentives and prepaid lease payments. Leases with a term of 12 months or less will be accounted for similar to the previously existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under ASC Topic 840, Leases (“ASC 840”). We adopted this standard effective January 1, 2019 using the modified retrospective approach. In transitioning to ASC 842, we elected to use the practical expedient package available to us and did not elect to use hindsight. These elections have been applied consistently to all of our leases. On January 1, 2019, for our Flushing property ground lease, which is classified as an operating lease, we recorded a right-of-use asset of $5,058,000 (included in “other assets”) and a lease liability of $5,428,000 (included in “other liabilities”) (see Note 12 - Leases). Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect the future lease payments. We consider the tenant’s payment history and current credit status when assessing collectability. When collectability is not deemed probable we write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received. Changes to the collectability of our operating leases are recorded as adjustments to “rental revenues” on our consolidated statements of income.

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

The following is a summary of revenue sources for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Lease revenues	$55,267	$56,839	$163,597	$168,359
Parking revenue	1,366	1,406	4,222	4,121
Tenant services	1,127	880	2,651	2,778
Rental revenues	$57,760	$59,125	$170,470	$175,258

The components of lease revenues for the three and nine months ended September 30, 2019 are as follows:

(Amounts in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed lease revenues	$36,025	$107,657
Variable lease revenues	19,242	55,940
Lease revenues	$55,267	$163,597

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	Related Party Transactions
Vornado
As of September 30, 2019, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Company management fees	$700	$700	$2,100	$2,100
Development fees	—	17	29	26
Leasing fees	1,422	13	4,168	13
Property management, cleaning, engineering and security fees	1,239	1,012	3,683	2,977
	$3,361	$1,742	$9,980	$5,116

As of September 30, 2019, the amounts due to Vornado were $3,871,000 for leasing fees; $699,000 for management, property management, cleaning, engineering and security fees; and $68,000 for development fees. As of December 31, 2018, the amounts due to Vornado were $549,000 for management, property management, cleaning, engineering and security fees; $146,000 for development fees; and $13,000 for leasing fees.
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
As of September 30, 2019 and December 31, 2018, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC). These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate. As of September 30, 2019 and December 31, 2018, the fair value of these shares was $16,909,000 and $23,166,000, respectively, based on Macerich’s closing share price of $31.59 per share and $43.28 per share, respectively. These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale. Available-for-sale securities are presented at fair value on our consolidated balance sheets and gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

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
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $81,314,000 and $80,024,000 for the nine months ended September 30, 2019 and 2018, respectively, representing approximately 48% and 46% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

On June 28, 2019, we entered into a lease agreement with Bloomberg for an additional 49,000 square feet at our 731 Lexington Avenue property.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	Mortgages Payable
The following is a summary of our outstanding mortgages payable as of September 30, 2019 and December 31, 2018. We may refinance our maturing debt as it comes due or choose to repay it.

			Balance at
(Amounts in thousands)	Maturity	Interest Rate at September 30, 2019	September 30, 2019	December 31, 2018
First mortgages secured by:
Paramus	Oct. 2021	4.72%	$68,000	$68,000
731 Lexington Avenue, retail condominium(1)	Aug. 2022	3.47%	350,000	350,000
731 Lexington Avenue, office condominium(2)	Jun. 2024	2.93%	500,000	500,000
Rego Park II shopping center(3)	Dec. 2025	3.39%	56,836	56,836
Total			974,836	974,836
Deferred debt issuance costs, net of accumulated amortization of $13,074 and $9,212, respectively			(5,163)	(9,010)
			$969,673	$965,826

(1)	Interest at LIBOR plus 1.40%. Maturity date represents the extended maturity based on our conditional right to extend.

(2)	Interest at LIBOR plus 0.90%. Maturity date represents the extended maturity based on our unilateral right to extend.

(3)	Interest at LIBOR plus 1.35%. The amount of this loan is net of our $195,708 loan participation (see Note 2 - Basis of Presentation).

10.	Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Our 2016 Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.
In May 2019, we granted each of the members of our Board of Directors 193 DSUs with a grant date fair value of $56,250 per grant, or $394,000 in the aggregate. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of September 30, 2019, there were 11,408 DSUs outstanding and 494,379 shares were available for future grant under the Plan.

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
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheets as of September 30, 2019 and December 31, 2018, consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of September 30, 2019 and December 31, 2018. There were no financial liabilities measured at fair value as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$16,909	$16,909	$—	$—

	As of December 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$23,166	$23,166	$—	$—

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019		As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$270,062	$270,062	$173,858	$173,858
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$974,836	$973,000	$974,836	$969,000

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	Leases
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

Future undiscounted cash flows under our non-cancelable operating leases are as follows:

Under ASC 842
(Amounts in thousands)	As of September 30, 2019
For the remainder of 2019	$34,563
For the year ending December 31,
2020	139,268
2021	131,505
2022	123,894
2023	125,257
2024	133,429
Thereafter	613,983

Under ASC 840
(Amounts in thousands)	As of December 31, 2018
For the year ending December 31,
2019	$138,784
2020	131,647
2021	120,450
2022	111,532
2023	111,962
Thereafter	671,111

These amounts do not include reimbursements or additional rents based on a percentage of retail tenants’ sales.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	Leases - continued

As Lessee
We are the lessee under a ground lease at our Flushing property, classified as an operating lease, which expires in 2027 and has one 10-year extension option. On January 1, 2019, we recorded a right-of-use asset and lease liability related to this ground lease equal to the present value of the remaining minimum lease payments. As of September 30, 2019, the right-of-use asset of $4,663,000 and the lease liability of $4,993,000, are included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet. The discount rate applied to measure the right-of-use asset and lease liability is based on the incremental borrowing rate (“IBR”) for the property of 4.53%. We initially consider the general economic environment and factor in various financing and asset specific adjustments so that the IBR is appropriate to the intended use of the underlying lease. As we did not elect to apply hindsight, the lease term assumption determined under ASC 840 was carried forward and applied in calculating our lease liability recorded under ASC 842.

Future lease payments under this operating lease, excluding the extension option, are as follows:

Under ASC 842
(Amounts in thousands)	As of September 30, 2019
For the remainder of 2019	$200
For the year ending December 31,
2020	800
2021	800
2022	800
2023	800
2024	800
Thereafter	1,600
Total undiscounted cash flows	5,800
Present value discount	(807)
Lease liability as of September 30, 2019	$4,993

Under ASC 840
(Amounts in thousands)	As of December 31, 2018
For the year ending December 31,
2019	$800
2020	800
2021	800
2022	800
2023	800
Thereafter	2,467

We recognize rent expense as a component of “operating” expenses on our consolidated statements of income on a straight-line basis. Rent expense was $186,000 and $559,000 in each three and nine month period ended September 30, 2019 and 2018, respectively. Cash paid for rent expense was $200,000 and $600,000 in each three and nine month period ended September 30, 2019 and 2018, respectively.

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
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of September 30, 2019.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2019	2018	2019	2018
Income from continuing operations	$16,493	$15,003	$45,641	$46,670
Loss from discontinued operations (see Note 7)	—	—	—	(23,797)
Net income	$16,493	$15,003	$45,641	$22,873

Weighted average shares outstanding – basic and diluted	5,118,698	5,117,347	5,118,030	5,116,667

Income from continuing operations	$3.22	$2.93	$8.92	$9.12
Loss from discontinued operations (see Note 7)	—	—	—	(4.65)
Net income per common share – basic and diluted	$3.22	$2.93	$8.92	$4.47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2019, the related consolidated statements of income, comprehensive income and changes in equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

Parsippany, New Jersey October 28, 2019

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2019 and 2018. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the nine months ended September 30, 2019, there were no material changes to these policies, other than the adoption of Accounting Standards Update 2016-02, described in “Part I - Financial Information, Item 1 - Financial Statements, Note 3 - Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q.

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
Quarter Ended September 30, 2019 Financial Results Summary
Net income for the quarter ended September 30, 2019 was $16,493,000, or $3.22 per diluted share, compared to $15,003,000, or $2.93 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended September 30, 2019 was $25,208,000, or $4.92 per diluted share, compared to $23,945,000 or $4.68 per diluted share in the prior year’s quarter.
Nine Months Ended September 30, 2019 Financial Results Summary
Net income for the nine months ended September 30, 2019 was $45,641,000, or $8.92 per diluted share, compared to $22,873,000 or $4.47 per diluted share in the prior year’s nine months. Net income for the nine months ended September 30, 2018 included $23,797,000, or $4.65 per diluted share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza Regional Shopping Center (“Kings Plaza”).
FFO (non-GAAP) for the nine months ended September 30, 2019 was $75,044,000, or $14.66 per diluted share, compared to $53,271,000, or $10.41 per diluted share in the prior year’s nine months. FFO (non-GAAP) for the nine months ended September 30, 2018 included $23,797,000, or $4.65 per diluted share, of expense for the Kings Plaza transfer taxes.
Square Footage, Occupancy and Leasing Activity
As of September 30, 2019, our portfolio was comprised of seven properties aggregating 2,449,000 square feet, of which 2,254,000 square feet was in service and 195,000 square feet (the former Sears space at our Rego Park I property) was out of service due to redevelopment. The in service square feet was 99.5% occupied as of September 30, 2019.
On September 23, 2019, we entered into a 10-year lease agreement with IKEA for 112,500 square feet at our Rego Park I shopping center, replacing a significant portion of the space formerly occupied by Sears. IKEA has the option to terminate this lease after the fifth year of the lease term subject to payment to us of the lesser of $10,000,000 or the amount of rent due under the remaining term.
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $81,314,000 and $80,024,000 for the nine months ended September 30, 2019 and 2018, respectively, representing approximately 48% and 46% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
On June 28, 2019, we entered into a lease agreement with Bloomberg for an additional 49,000 square feet at our 731 Lexington Avenue property.

Results of Operations – Three Months Ended September 30, 2019, compared to September 30, 2018
Rental Revenues
Rental revenues were $57,760,000 in the quarter ended September 30, 2019, compared to $59,125,000 in the prior year’s quarter, a decrease of $1,365,000. This decrease was primarily due to the Sears vacancy effective October 2018 at our Rego Park I property.
Operating Expenses
Operating expenses were $23,389,000 in the quarter ended September 30, 2019, compared to $26,419,000 in the prior year’s quarter, a decrease of $3,030,000. This decrease was primarily due to bad debt expense in the prior year’s quarter of $3,540,000, primarily due to the Sears lease termination.
Depreciation and Amortization
Depreciation and amortization was $7,831,000 in the quarter ended September 30, 2019, compared to $8,225,000 in the prior year’s quarter, a decrease of $394,000. This decrease was primarily due to acceleration of amortization in the prior year’s quarter related to the Sears lease termination.
General and Administrative Expenses
General and administrative expenses were $1,333,000 in the quarter ended September 30, 2019, compared to $1,126,000 in the prior year’s quarter, an increase of $207,000. This increase was primarily due to higher professional fees.
Interest and Other Income, net
Interest and other income, net was $2,075,000 in the quarter ended September 30, 2019, compared to $3,813,000 in the prior year’s quarter, a decrease of $1,738,000. This decrease was primarily due to $990,000 of lower interest income due to a decrease in average investment balances and $668,000 of lower interest income due to a decrease in average interest rates.
Interest and Debt Expense
Interest and debt expense was $9,772,000 in the quarter ended September 30, 2019, compared to $11,341,000 in the prior year’s quarter, a decrease of $1,569,000. This decrease was primarily due to $1,692,000 of lower interest expense from our Rego Park II shopping center loan (on December 12, 2018, we refinanced this $252,544,000 mortgage loan and GAAP required that our $195,708,000 loan participation be treated as an extinguishment of debt).
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $1,017,000 in the quarter ended September 30, 2019, resulting from The Macerich Company’s (“Macerich”) closing share prices of $31.59 and $33.49 as of September 30, 2019 and June 30, 2019, respectively, on 535,265 shares owned. Change in fair value of marketable securities was an expense of $824,000 in the prior year’s quarter, resulting from Macerich’s closing share prices of $55.29 and $56.83 as of September 30, 2018 and June 30, 2018, respectively, on 535,265 shares owned.

Results of Operations – Nine Months Ended September 30, 2019, compared to September 30, 2018
Rental Revenues
Rental revenues were $170,470,000 in the nine months ended September 30, 2019, compared to $175,258,000 in the prior year’s nine months, a decrease of $4,788,000. This decrease was primarily due to the Sears vacancy effective October 2018 at our Rego Park I property.
Operating Expenses
Operating expenses were $66,905,000 in the nine months ended September 30, 2019, compared to $70,207,000 in the prior year’s nine months, a decrease of $3,302,000. This decrease was primarily due to bad debt expense in the prior year’s nine months of $4,335,000, primarily due to the Sears lease termination.
Depreciation and Amortization
Depreciation and amortization was $23,528,000 in the nine months ended September 30, 2019, compared to $25,208,000 in the prior year’s nine months, a decrease of $1,680,000. This decrease was primarily due to acceleration of depreciation and amortization in the prior year’s nine months related to the Toys lease termination.
General and Administrative Expenses
General and administrative expenses were $4,471,000 in the nine months ended September 30, 2019, compared to $4,078,000 in the prior year’s nine months, an increase of $393,000. This increase was primarily due to higher professional fees.
Interest and Other Income, net
Interest and other income, net was $6,428,000 in the nine months ended September 30, 2019, compared to $8,581,000 in the prior year’s nine months, a decrease of $2,153,000. This decrease was primarily due to $4,017,000 of lower interest income due to a decrease in average investment balances, partially offset by $1,600,000 of expense in the prior year’s nine months from a litigation settlement and $456,000 of higher interest income due to an increase in average interest rates.
Interest and Debt Expense
Interest and debt expense was $30,096,000 in the nine months ended September 30, 2019, compared to $32,115,000 in the prior year’s nine months, a decrease of $2,019,000. This decrease was primarily due to $5,276,000 of lower interest expense from our Rego Park II shopping center loan (on December 12, 2018, we refinanced this $252,544,000 mortgage loan and GAAP required that our $195,708,000 loan participation be treated as an extinguishment of debt), partially offset by $3,089,000 of higher interest expense resulting from an increase in average interest rates.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $6,257,000 in the nine months ended September 30, 2019, resulting from Macerich’s closing share prices of $31.59 and $43.28 as of September 30, 2019 and December 31, 2018, respectively, on 535,265 shares owned. Change in fair value of marketable securities was an expense of $5,561,000 in the prior year’s nine months, resulting from Macerich’s closing share prices of $55.29 and $65.68 as of September 30, 2018 and December 31, 2017, respectively, on 535,265 shares owned.
Loss from Discontinued Operations
Loss from discontinued operations was $23,797,000 in the nine months ended September 30, 2018. The loss was due to an expense for potential additional real property transfer taxes from the 2012 sale of Kings Plaza. See “Part I - Financial Information, Item 1 - Financial Statements, Note 7 - Discontinued Operations.”

Liquidity and Capital Resources
Cash Flows
Rental revenue is our primary source of cash flow and is dependent on a number of factors, including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders. Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to repay it.
Nine Months Ended September 30, 2019
Cash and cash equivalents and restricted cash were $313,777,000 as of September 30, 2019, compared to $289,495,000 as of December 31, 2018, an increase of $24,282,000. This increase resulted from (i) $99,953,000 of net cash provided by operating activities, partially offset by (ii) $69,105,000 of net cash used in financing activities and (iii) $6,566,000 of net cash used in investing activities.
Net cash provided by operating activities of $99,953,000 was comprised of (i) net income of $45,641,000, (ii) adjustments for non-cash items of $36,002,000 and (iii) the net change in operating assets and liabilities of $18,310,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $27,401,000, (ii) the change in fair value of marketable securities of $6,257,000, (iii) straight-lining of rental income of $1,950,000 and (iv) stock-based compensation expense of $394,000.
Net cash used in financing activities was primarily comprised of dividends paid of $69,090,000.
Net cash used in investing activities was comprised of construction in progress and real estate additions of $6,566,000.
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
Tenant Matters
On April 13, 2019, Kohl’s closed its 133,000 square foot store at our Rego Park II shopping center. Kohl’s plans to sublease its store and remains obligated to us under its lease which expires in January 2031.
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of September 30, 2019.
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

In accordance with the NAREIT December 2018 restated definition of FFO, we have elected to exclude the mark-to-market adjustments of marketable securities from the calculation of FFO. Our FFO for the three and nine months ended September 30, 2018 has been adjusted to exclude $824,000, or $0.16 per diluted share, and $5,561,000, or $1.09 per diluted share, of expense, respectively, from the change in fair value of marketable securities previously reported.
FFO (non-GAAP) for the three and nine months ended September 30, 2019 and 2018
FFO (non-GAAP) for the quarter ended September 30, 2019 was $25,208,000, or $4.92 per diluted share, compared to $23,945,000, or $4.68 per diluted share in the prior year’s quarter.
FFO (non-GAAP) for the nine months ended September 30, 2019 was $75,044,000, or $14.66 per diluted share, compared to $53,271,000, or $10.41 per diluted share in the prior year’s nine months. FFO (non-GAAP) for the nine months ended September 30, 2018 included $23,797,000, or $4.65 per diluted share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza.
The following table reconciles our net income to FFO (non-GAAP):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2019	2018	2019	2018
Net income	$16,493	$15,003	$45,641	$22,873
Depreciation and amortization of real property	7,698	8,118	23,146	24,837
Change in fair value of marketable securities	1,017	824	6,257	5,561
FFO (non-GAAP)	$25,208	$23,945	$75,044	$53,271

FFO per diluted share (non-GAAP)	$4.92	$4.68	$14.66	$10.41

Weighted average shares used in computing FFO per diluted share	5,118,698	5,117,347	5,118,030	5,116,667

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2019			2018
(Amounts in thousands, except per share amounts)	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$906,836	3.17%	$9,068	$906,836	3.55%
Fixed Rate	68,000	4.72%	—	68,000	4.72%
	$974,836	3.28%	$9,068	$974,836	3.64%

Total effect on diluted earnings per share			$1.77
As of September 30, 2019, we have an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of September 30, 2019 and December 31, 2018, the estimated fair value of our mortgages payable was $973,000,000 and $969,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

ALEXANDER’S, INC.
(Registrant)

Date: October 28, 2019	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)