Form 10-K
period 2019-12-31
ALEXANDERS INC
filed 2020-02-18
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDERS INC
(Exact name of registrant as specified in its charter)

Delaware			51-0100517
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
210 Route 4 East,	Paramus,	New Jersey	07652
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(201)	587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	ALX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $785,470,000 at June 30, 2019.

As of January 31, 2020, there were 5,107,290 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2020.

__________________________

(1)    These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2019, portions of which are incorporated by reference herein.

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

•
731 Lexington Avenue, a 1,323,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 920,000 and 155,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet) and The Container Store (34,000 square feet) are the principal retail tenants;

•
Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens. On April 4, 2017, Sears closed its 195,000 square foot anchor store at the property ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease. On September 23, 2019, we leased 113,000 square feet at the property to IKEA Property, Inc. (“IKEA”), replacing a significant portion of the space formerly occupied by Sears. The center is also anchored by a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

•
Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s. On April 13, 2019, Kohl’s closed its store at the property. On January 24, 2020, Kohl’s subleased its store to At Home and remains obligated under its lease which expires in January 2031;

•	The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet;

•	Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA; and

•	Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property to be developed

•	Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

Relationship with Vornado
We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements which expire in March of each year and are automatically renewable.  Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating retail and office properties.

Relationship with Vornado - continued
As of December 31, 2019, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2019, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.1% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

Significant Tenant
Bloomberg accounted for revenue of $109,113,000, $107,356,000 and $105,224,000 in the years ended December 31, 2019, 2018, and 2017, respectively, representing approximately 48%, 46% and 46% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Competition
We operate in a highly competitive environment.  All of our properties are located in the greater New York City metropolitan area.  We compete with a large number of real estate investors, property owners and developers.  Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and the quality of services provided.  Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

Employees
We currently have 69 employees.

Executive Office
Our executive office is located at 210 Route 4 East, Paramus, New Jersey, 07652 and our telephone number is (201) 587-8541.

Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge on our website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines.  In the event of any changes to these items, revised copies will be made available on our website.  Copies of these documents are also available directly from us, free of charge.

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
All of our revenues come from properties located in the greater New York City metropolitan area.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term.  Declines in the economy or declines in the real estate market in this area could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

•	financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	changes in the number of domestic and international tourists to our markets (including as a result of changes in the relative strengths of world currencies);

•	infrastructure quality;

•	changes in the rates or treatment of the deductibility of state and local taxes; and

•	any oversupply of, or reduced demand for, real estate.

It is impossible for us to predict the future or the effect of trends in the economic and investment climates of the greater New York City metropolitan region, and more generally of the United States, on the real estate market in this area.  Local, national or global economic downturns could negatively affect our business and profitability.

We are subject to risks that affect the general and New York City retail environments.
Certain of our properties are New York City retail properties.  As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, New York City tourism, the threat of terrorism, increasing competition from on-line retailers, other retailers and outlet malls and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on our business and profitability.

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
Our investments are in the greater New York City metropolitan area and since they are concentrated along the Eastern Seaboard, natural disasters, including hurricanes, could cause significant damage to our properties and the surrounding environment or area.  Potentially adverse consequences of “global warming,” including rising sea levels, could similarly have an impact on our properties and the economy of the greater New York City metropolitan area in which we operate. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.

REAL ESTATE INVESTMENTS’ VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.
Our performance and the value of an investment in us are subject to risks associated with our real estate assets and with the real estate industry.
The value of our real estate and the value of an investment in us fluctuates depending on conditions in the general economy and the real estate business.  These conditions may also adversely impact our revenues and cash flows.

The factors that affect the value of our real estate include, among other things:

•	global, national, regional and local economic conditions;

•	competition from other available space;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	how well we manage our properties;

•	the development and/or redevelopment of our properties;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	whether we are able to pass all or portions of any increases in operating costs through to tenants;

•	changes in real estate taxes and other expenses;

•	the ability of state and local governments to operate within their budgets;

•	whether tenants and users such as customers and shoppers consider a property attractive;

•	changes in consumer preferences adversely affecting retailers and retail store values;

•	changes in space utilization by our tenants due to technology, economic conditions and business environment;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or individual acts of violence in public spaces;

•	trends in office real estate;

•	the impact on our retail tenants and demand for retail space at our properties due to increased competition from online shopping;

•	availability of financing on acceptable terms or at all;

•	inflation or deflation;

•	fluctuations in interest rates;

•	our ability to obtain adequate insurance;

•	changes in zoning laws and taxation;

•	government regulation;

•	potential liability under environmental or other laws or regulations;

•	natural disasters;

•	general competitive factors; and

•	climate changes.

The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors.  If our rental revenues and/or occupancy levels decline, we generally would expect to have less cash available for operating costs, to pay our indebtedness and for distribution to our stockholders.  In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.

Capital markets and economic conditions can materially affect our liquidity, financial condition and results of operations as well as the value of an investment in our debt and equity securities.
There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and economy.  Demand for office and retail space typically declines nationwide due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting.  Government action or inaction may adversely affect the state of the capital markets.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future.

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

Real estate is a competitive business and that competition may adversely impact us.
We compete with a large number of real estate investors, property owners and developers, some of which may be willing to accept lower returns on their investments.  Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and the quality of services provided.  Substantially all of our properties face competition from similar properties in the same market, which may adversely impact the rents we can charge at those properties and our results of operations.

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
Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms.  In addition, because a majority of our income is derived from renting real property, our income, funds available to pay indebtedness and for distributions to stockholders will decrease if certain of our tenants cannot pay their rent or if we are not able to maintain our occupancy levels on favorable terms.  If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs. Even if we are able to enforce our rights, a tenant may not have recoverable assets.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future.  The bankruptcy or insolvency of a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property.  As a result, the bankruptcy or insolvency of a major tenant or multiple tenants could result in decreased net income and funds available to pay our indebtedness or make distributions to stockholders.

We depend upon anchor tenants to attract shoppers at our Rego Park I and II retail properties and decisions made by these tenants, or adverse developments in the businesses of these tenants, could materially affect our financial condition and results of operations.
Our Rego Park I and II retail properties are anchored by well-known department stores and other tenants who generate shopping traffic.  The value of these properties would be adversely affected if our anchor tenants failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy.  If the level of sales of stores operating in our properties were to decline significantly due to economic conditions, increased competition from online shopping, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges.  In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord. Additionally, closure of an anchor or major tenant could result in lease terminations by, or reductions of rent from, other tenants if the other tenants’ leases have co-tenancy clauses. On April 4, 2017, Sears closed its 195,000 square foot store at our Rego Park I shopping center ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease. On April 13, 2019, Kohl’s closed its 133,000 square foot store at our Rego Park II shopping center. On January 24, 2020, Kohl’s subleased its store to At Home and remains obligated under its lease which expires in January 2031.

We may be unable to renew leases or relet space as leases expire.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, considering among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to stockholders could be adversely affected.

731 Lexington Avenue accounts for a substantial portion of our revenues.  Loss of or damage to the building would adversely affect our financial condition and results of operations.
731 Lexington Avenue accounted for revenue of $153,797,000, $151,834,000 and $148,324,000 in the years ended December 31, 2019, 2018, and 2017, respectively, representing approximately 68%, 65% and 64% of our total revenues in each year, respectively.  Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.
Bloomberg represents a significant portion of our revenues.  Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.
Bloomberg accounted for revenue of $109,113,000, $107,356,000 and $105,224,000 in the years ended December 31, 2019, 2018, and 2017, respectively, representing approximately 48%, 46% and 46% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.

The occurrence of cyber incidents, or a deficiency in our cyber security, as well as other disruptions of our IT networks and related systems, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships or reputation, all of which could negatively impact our financial results.
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

A cyber attack or systems failure could interfere with our ability to comply with financial reporting requirements, which could adversely affect us. A cyber attack could also compromise the confidential information of our employees, tenants, customers and vendors. A successful attack could disrupt and materially affect our business operations, including damaging relationships with tenants, customers and vendors. Any compromise of our information security systems could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary and/or commercially sensitive in nature) and a loss of confidence in our security measures, which could harm our business.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $268,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Changes in the method pursuant to which the LIBOR rates are determined and phasing out of LIBOR after 2021 may affect our financial results.
The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.

We have outstanding debt with variable rates based on LIBOR. In the transition from the use of LIBOR to SOFR or other alternatives, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the related interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Use of alternative interest rates or other LIBOR reforms could result in increased volatility or a tightening of credit markets which could adversely affect our ability to obtain cost-effective financing.

We may incur significant costs to comply with environmental laws and environmental contamination may impair our ability to lease and/or sell real estate.
Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety.  Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property.  The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination.  These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release.  The presence of contamination or the failure to remediate contamination may also impair our ability to sell or lease real estate or to borrow using the real estate as collateral.  Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and govern emissions of and exposure to asbestos fibers in the air.  The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws.  We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals.  We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.

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

In addition, we may become subject to costs or taxes, or increases therein, associated with natural resource or energy usage (such as a “carbon tax”).  These costs or taxes could increase our operating costs and decrease the cash available to pay our obligations or distribute to stockholders.

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

We are exposed to risks associated with property redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We continue to engage in redevelopment and repositioning activities with respect to our properties, and, accordingly, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) start up, repositioning and redevelopment costs may be higher than anticipated; (v) cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages); (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to lease a property on schedule or at all, resulting in increased construction or redevelopment costs; and (ix) the possibility that properties will be leased at below expected rental rates. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common shares and ability to satisfy our principal and interest obligations and to make distributions to our stockholders.

It may be difficult to sell real estate quickly, which may limit our flexibility.
Real estate investments are relatively illiquid. Consequently, we may have limited ability to dispose of assets in our portfolio promptly in response to changes in economic or other conditions which could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations.

We have an investment in marketable equity securities.  The value of this investment may decline as a result of operating performance or economic or market conditions.
We have an investment in The Macerich Company (“Macerich”), a retail shopping center company.  As of December 31, 2019, this investment had a carrying amount of $14,409,000. A decline in the value of this investment due to, among other reasons, Macerich’s operating performance or economic or market conditions, would result in recognized GAAP losses, which could be material.

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
As of December 31, 2019, we had outstanding mortgage indebtedness of $974,836,000, secured by three of our properties.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility.  In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have a substantial amount of indebtedness that could affect our future operations.
As of December 31, 2019, total debt outstanding was $974,836,000. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
As of December 31, 2019, total debt outstanding was $974,836,000 and our ratio of total debt to total enterprise value was 41.2%.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2019, our scheduled cash payments for principal and interest were $34,669,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

We might fail to qualify or remain qualified as a REIT, and may be required to pay federal income taxes at corporate rates.
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

We may face possible adverse changes in federal tax laws, which may result in an increase in our tax liability.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict if or when any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, Treasury regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. Alexander’s, its taxable REIT subsidiaries, and our security holders could be adversely affected by any such change in, or any new, U.S. federal income tax law, Treasury regulation or administrative interpretation.

We may face possible adverse state and local tax audits and changes in state and local tax law.
Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. There can be no assurance that ongoing and future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for the payment of dividends and distributions to our stockholders.

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

In addition, Vornado, Interstate and its three general partners (each of whom are both trustees of Vornado and Directors of Alexander’s) together beneficially own approximately 58.5% of our outstanding shares of common stock.  This degree of ownership is likely to reduce the possibility of a tender offer or an attempt to change control of the Company by a third party.

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
As of December 31, 2019, Interstate and its partners owned approximately 7.1% of the common shares of beneficial interest of Vornado and approximately 26.1% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

As of December 31, 2019, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.1% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Dr. Richard West is a trustee of Vornado and a member of our Board of Directors and Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco is our Chief Financial Officer and the Executive Vice President - Chief Accounting Officer of Vornado.

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
The trading price of our common shares has been volatile and may continue to fluctuate widely as a result of several factors, many of which are outside of our control.  In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have in the past and may in the future adversely affect the market price of our common shares.  Among the factors that could affect the price of our common shares are:

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
The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2019, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 11,408 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 494,379 shares are available for future grant under the terms of our 2016 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     PROPERTIES
The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2019.

			Square Feet				Weighted
					Under		Average
					Development Or	In Service	Escalated			Lease Expiration(s)
		Land	Total		Not Available	Occupancy	Annual			Original		Option
Property		Acreage	Property	In Service	For Lease	Rate	Rent PSF (1)		Tenants	Term (2)		Term (3)
Operating Properties:
731 Lexington Avenue
	New York, NY
	Office		920,000	896,000	24,000	100%	$121.81		Bloomberg L.P.	2029		2039

	Retail		83,000	83,000	—				The Home Depot	2025		2035
			34,000	34,000	—				The Container Store	2021		N/A
			38,000	38,000	—				Various	Various		Various
			155,000	155,000	—	93%	277.36
		1.9	1,075,000	1,051,000	24,000

Rego Park I
	Queens, NY
			113,000	—	113,000				IKEA (4)	2025	(5)	2030
			50,000	50,000	—				Burlington	2022		2027
			46,000	46,000	—				Bed Bath & Beyond	2021		N/A
			36,000	36,000	—				Marshalls	2032		N/A
			16,000	16,000	—				Old Navy	2021		N/A
			82,000	—	82,000				(6)	N/A		N/A
		4.8	343,000	148,000	195,000	100%	53.18

Rego Park II
	Queens, NY
			145,000	145,000	—				Costco	2034		2059
			135,000	135,000	—				Century 21	2031		2051
			133,000	133,000	—				Kohl’s (7)	2031		2051
			196,000	196,000	—				Various	Various		Various
		6.6	609,000	609,000	—	92%	59.78

The Alexander apartment tower, 312 units
	Queens, NY	—	255,000	255,000	—	94%	46.19	(8)	Residential	(9)		N/A

Paramus
	Paramus, NJ	30.3	—	—	—	100%	—		IKEA (ground lessee)	2041		N/A

Flushing
	Queens, NY (10)	1	167,000	167,000	—	100%	29.18		New World Mall LLC	2027		2037
Property to be Developed:
Rego Park III, adjacent to Rego Park II
	Queens, NY	3.2	—	—	—	—	—		—	—		—
			2,449,000	2,230,000	219,000

(1)
Represents the weighted average escalated annual rent per square foot, which includes tenant reimbursements and excludes the impact of tenant concessions (such as free rent), as of December 31, 2019.  For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.

(2)
Represents the year in which the tenant’s lease expires, without consideration of any renewal or extension options. Lease expiration dates are based on non-cancelable lease terms and do not extend beyond any early termination rights that the tenant may have under its lease.

(3)	Represents the year in which the tenant’s lease expires if all renewal or extension options are exercised.
(4)	On September 23, 2019, we entered into a lease agreement with IKEA, replacing a significant portion of the space formerly occupied by Sears. Currently out of service due to redevelopment.
(5)	IKEA has the option to terminate its lease after the fifth year of the lease term subject to payment to us of the lesser of $10,000,000 or the amount of rent due under the remaining term.
(6)	Formerly occupied by Sears. Currently out of service due to redevelopment.
(7)	On April 13, 2019, Kohl’s closed its store at the property. On January 24, 2020, Kohl’s subleased its store to At Home and remains obligated under its lease which expires in January 2031.
(8)	Average monthly rent per unit is $3,150.
(9)	Residential tenants have one or two year leases.
(10)	Ground leased through January 2027 with one 10-year extension option.

Operating Properties

731 Lexington Avenue
731 Lexington Avenue, a 1,323,000 square foot multi-use building, comprises the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York, and is situated in the heart of one of Manhattan’s busiest business and shopping districts, with convenient access to several subway and bus lines. The property is located across the street from Bloomingdale’s flagship store and only a few blocks away from Fifth Avenue and 57th Street.  The building contains 920,000 and 155,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg occupies all of the office space.  The Home Depot (83,000 square feet) and The Container Store (34,000 square feet) are the principal retail tenants.

The office portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $500,000,000 as of December 31, 2019.  The interest-only loan is at LIBOR plus 0.90% (2.64% as of December 31, 2019) and matures in June 2020, with four one-year unilateral extension options. In connection therewith, we purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.

The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $350,000,000 as of December 31, 2019. The interest-only loan is at LIBOR plus 1.40% (3.10% as of December 31, 2019) and matures in August 2020, with two one-year conditional extension options.

Rego Park I
Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens. On April 4, 2017, Sears closed its 195,000 square foot anchor store at the property ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease. On September 23, 2019, we leased 113,000 square feet at the property to IKEA, replacing a significant portion of the space formerly occupied by Sears. The center is also anchored by a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. The center contains a parking deck (1,241 spaces) that provides for paid parking.

Rego Park II
Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s. On April 13, 2019, Kohl’s closed its store at the property. On January 24, 2020, Kohl’s subleased its store to At Home and remains obligated under its lease which expires in January 2031. The center contains a parking deck (1,326 spaces) that provides for paid parking.

This center is encumbered by a mortgage loan in the amount of $252,544,000. The interest-only loan is at LIBOR plus 1.35% (3.15% as of December 31, 2019) and matures in December 2025. As of December 31, 2019, we have a participation in the mortgage in the amount of $195,708,000 which for GAAP purposes is netted against the mortgage balance. Therefore, the balance sheet amount of the mortgage loan is $56,836,000. On February 14, 2020, we reduced our participation in the mortgage loan to $50,000,000 and received cash proceeds of approximately $145,000,000.

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

Property to be Developed

Rego Park III
We own a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, New York, at the intersection of Junction Boulevard and the Horace Harding Service Road.  The land is currently being used for paid public parking. In 2016, the Company started the entitlement process.

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

As of January 31, 2020, there were 212 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2019, we did not sell any unregistered securities.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

During 2019, we did not repurchase any of our equity securities.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2014 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2014	2015	2016	2017	2018	2019
Alexander’s	$100	$91	$105	$102	$82	$94
S&P 500 Index	100	101	114	138	132	174
The NAREIT All Equity Index	100	103	112	121	116	150

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

		Year Ended December 31,
	(Amounts in thousands, except per share amounts)	2019	2018	2017	2016	2015

	Total revenues	$226,350	$232,825	$230,574	$226,936	$207,915

	Income from continuing operations (1)	$60,075	$56,641	$80,509	$86,477	$76,907
	Loss from discontinued operations	—	(23,797)	—	—	—
	Net income	$60,075	$32,844	$80,509	$86,477	$76,907

	Income per common share:
	Income from continuing operations - basic	$11.74	$11.07	$15.74	$16.91	$15.04
	Income from continuing operations - diluted	11.74	11.07	15.74	16.91	15.04
	Net income per common share - basic	11.74	6.42	15.74	16.91	15.04
	Net income per common share - diluted	11.74	6.42	15.74	16.91	15.04

	Dividends per common share	$18.00	$18.00	$17.00	$16.00	$14.00

	Balance sheet data:
	Total assets (2) (3)	$1,265,511	$1,285,549	$1,632,395	$1,451,230	$1,447,808
	Real estate, at cost	1,041,342	1,027,691	1,037,368	1,033,551	1,029,472
	Accumulated depreciation and amortization	324,499	297,421	283,044	252,737	225,533
	Mortgages payable, net of deferred debt issuance costs (2)	970,961	965,826	1,240,222	1,052,359	1,053,262
	Total equity	253,515	285,092	343,955	352,845	352,880

(1)
2019 and 2018 include $8,757 and $11,990 of expense, respectively, from the decrease in the fair value of marketable securities. Prior to January 1, 2018, changes in the fair value of marketable securities were recognized through “accumulated other comprehensive loss” on our consolidated balance sheets and did not impact our consolidated statements of income.

(2)
Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2018, we determined that the $195,708 participation in our Rego Park II shopping center mortgage loan was incorrectly classified as an asset, presented as “Rego Park II loan participation,” instead of as a reduction to “mortgages payable, net of deferred debt issuance costs” on our consolidated balance sheet as of December 31, 2018. Accordingly, our consolidated balance sheet for the year ended December 31, 2018 has been restated to reclassify $195,708 from “Rego Park II loan participation” to “mortgages payable, net of deferred debt issuance costs.” See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

(3)
On January 1, 2019 we adopted Accounting Standards Codification Topic 842, Leases, which required us to record a right-of-use asset of $4,529 as of December 31, 2019. See Note 2 - Summary of Significant Accounting Policies and Note 9 - Leases to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

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

Year Ended December 31, 2019 Financial Results Summary
Net income for the year ended December 31, 2019 was $60,075,000 or $11.74 per diluted share, compared to $32,844,000, or $6.42 per diluted share for the year ended December 31, 2018. Net income for the year ended December 31, 2018 included $23,797,000, or $4.65 per diluted share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza Regional Shopping Center (“Kings Plaza”).

Funds from operations (“FFO”) (non-GAAP) for the year ended December 31, 2019 was $99,670,000, or $19.47 per diluted share, compared to $77,429,000, or $15.13 per diluted share for the year ended December 31, 2018. FFO (non-GAAP) for the year ended December 31, 2018 included $23,797,000, or $4.65 per diluted share, of expense for the Kings Plaza transfer taxes.

Quarter Ended December 31, 2019 Financial Results Summary
Net income for the quarter ended December 31, 2019 was $14,434,000, or $2.82 per diluted share, compared to $9,971,000, or $1.95 per diluted share for the quarter ended December 31, 2018.

FFO (non-GAAP) for the quarter ended December 31, 2019 was $24,626,000, or $4.81 per diluted share, compared to $24,158,000, or $4.72 per diluted share for the quarter ended December 31, 2018.

Square Footage, Occupancy and Leasing Activity

As of December 31, 2019, our portfolio was comprised of seven properties aggregating 2,449,000 square feet, of which 2,230,000 square feet was in service and 219,000 square feet (primarily the former Sears space at our Rego Park I shopping center) was out of service due to redevelopment. The in service square feet was 96.5% occupied as of December 31, 2019.

On September 23, 2019, we entered into a 10-year lease agreement with IKEA for 113,000 square feet at our Rego Park I shopping center, replacing a significant portion of the space formerly occupied by Sears. IKEA has the option to terminate this lease after the fifth year of the lease term subject to payment to us of the lesser of $10,000,000 or the amount of rent due under the remaining term.

Financing

On October 3, 2018, we extended our mortgage loan on our Paramus property. The $68,000,000 interest-only loan has a fixed rate of 4.72% and matures in October 2021. Previously the loan bore interest at a fixed rate of 2.90%. The tenant pays all of the interest on this mortgage loan as part of its rent.

On December 12, 2018, we completed a refinancing of our Rego Park II shopping center in the amount of $252,544,000. The interest-only loan is at LIBOR plus 1.35% (3.15% as of December 31, 2019) and matures in December 2025. As of December 31, 2019, we have a participation in the mortgage in the amount of $195,708,000 which for GAAP purposes is netted against the mortgage balance. Therefore, the balance sheet amount of the mortgage loan is $56,836,000. On February 14, 2020, we reduced our participation in the mortgage loan to $50,000,000 and received cash proceeds of approximately $145,000,000.

Overview - continued

Significant Tenant

Bloomberg accounted for revenue of $109,113,000, $107,356,000, and $105,224,000 in the years ended December 31, 2019, 2018 and 2017, respectively, representing approximately 48%, 46% and 46% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2019 and 2018, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $716,843,000 and $730,270,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

Our properties, including properties to be developed in the future, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, including an estimated terminal value calculated using an appropriate capitalization rate.  Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  For our development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value.  If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements.  Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Critical Accounting Policies and Estimates - continued
Revenue Recognition
Our rental revenues include revenues from the leasing of space to tenants at our properties and revenues from parking and tenant services. We have the following revenue recognition policies:

• Lease revenues from the leasing of space to tenants at our properties. Revenues derived from base rent are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements. We commence rental revenue recognition when the underlying asset is available for use by the lessee. In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease. Revenues derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred. As lessor, we have elected to combine the lease components (base and variable rent), non-lease components (reimbursements of common area maintenance expenses) and reimbursement of real estate taxes and insurance expenses from our operating lease agreements and account for the components as a single lease component in accordance with ASC Topic 842, Leases (“ASC 842”).

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

Results of Operations – Year Ended December 31, 2019 compared to December 31, 2018

Rental Revenues
Rental revenues were $226,350,000 in the year ended December 31, 2019, compared to $232,825,000 in the prior year, a decrease of $6,475,000.  This decrease was primarily due to the Sears vacancy effective October 2018 at our Rego Park I property.
Operating Expenses
Operating expenses were $89,738,000 in the year ended December 31, 2019, compared to $93,775,000 in the prior year, a decrease of $4,037,000.  This decrease was primarily due to bad debt expense in the prior year of $4,459,000, primarily due to the Sears bankruptcy and lease termination.

Depreciation and Amortization
Depreciation and amortization was $31,351,000 in the year ended December 31, 2019, compared to $33,089,000 in the prior year, a decrease of $1,738,000. This decrease was primarily due to acceleration of depreciation and amortization in the prior year related to the Toys “R” Us, Inc. (“Toys”) bankruptcy and lease termination at our Rego Park II property.

General and Administrative Expenses
General and administrative expenses were $5,772,000 in the year ended December 31, 2019, compared to $5,343,000 in the prior year, an increase of $429,000. This increase was primarily due to higher professional fees.

Interest and Other Income, net
Interest and other income, net was $8,244,000 in the year ended December 31, 2019, compared to $12,546,000 in the prior year, a decrease of $4,302,000. This decrease was primarily due to (i) $7,126,000 of interest income in the prior year from our Rego Park II loan participation (on December 12, 2018, we refinanced our $252,544,000 Rego Park II shopping center mortgage loan and GAAP required that our $195,708,000 loan participation be treated as an extinguishment of debt), partially offset by (ii) $1,364,000 of higher interest income due to an increase in average interest rates and (iii) $1,600,000 of expense in the prior year from a litigation settlement.

Interest and Debt Expense
Interest and debt expense was $38,901,000 in the year ended December 31, 2019, compared to $44,533,000 in the prior year, a decrease of $5,632,000. This decrease was primarily due to $7,178,000 of lower interest expense due to the refinancing of our Rego Park II shopping center loan, partially offset by $1,810,000 of higher interest expense resulting from an increase in average interest rates.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $8,757,000 in the year ended December 31, 2019, resulting from Macerich’s closing share prices of $26.92 and $43.28 as of December 31, 2019 and 2018, respectively, on 535,265 shares owned. Change in fair value of marketable securities was an expense of $11,990,000 in the prior year, resulting from Macerich’s closing share prices of $43.28 and $65.68 as of December 31, 2018 and 2017, respectively.

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

Results of Operations – Year Ended December 31, 2018 compared to December 31, 2017

Rental Revenues
Rental revenues were $232,825,000 in the year ended December 31, 2018, compared to $230,574,000 in the prior year, an increase of $2,251,000.  This increase was primarily due to (i) higher revenue from a new restaurant tenant at our 731 Lexington property and (ii) higher expense reimbursements, partially offset by (iii) lower revenue from Sears at our Rego Park I property and Toys at our Rego Park II property.

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

General and Administrative Expenses
General and administrative expenses were $5,343,000 in the year ended December 31, 2018, compared to $5,255,000 in the prior year, an increase of $88,000.

Interest and Other Income, net
Interest and other income, net was $12,546,000 in the year ended December 31, 2018, compared to $6,716,000 in the prior year, an increase of $5,830,000. This increase was primarily due to (i) $4,673,000 of higher interest income from the Rego Park II loan participation entered into in July 2017 and (ii) $3,693,000 of higher interest income due to an increase in average interest rates, partially offset by (iii) $1,600,000 of expense in 2018 from a litigation settlement and (iv) $760,000 of lower interest income due to lower average investment balances.

Interest and Debt Expense
Interest and debt expense was $44,533,000 in the year ended December 31, 2018, compared to $31,474,000 in the prior year, an increase of $13,059,000.  This increase was primarily due to (i) $8,482,000 resulting from an increase in average interest rates, (ii) $2,620,000 resulting from the refinancing of the office portion of 731 Lexington Avenue on June 1, 2017 for $500,000,000 at LIBOR plus 0.90% (previously a $300,000,000 loan at LIBOR plus 0.95%) and (iii) $1,641,000 of higher amortization of debt issuance costs.

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

Related Party Transactions

Vornado
As of December 31, 2019, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 4 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2019, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.1% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

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

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent on a number of factors including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents.  Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders.  Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders and capital expenditures.

Dividends

On January 15, 2020, we set our regular quarterly dividend to $4.50 per share (an indicated annual rate of $18.00 per share).  The dividend, if declared by the Board of Directors for all of 2020, would require us to pay out approximately $92,100,000.

Financing Activities and Contractual Obligations

On October 3, 2018, we extended our mortgage loan on our Paramus property. The $68,000,000 interest-only loan has a fixed rate of 4.72% and matures in October 2021. Previously the loan bore interest at a fixed rate of 2.90%. The tenant pays all of the interest on this mortgage loan as part of its rent.
On December 12, 2018, we completed a refinancing of our Rego Park II shopping center in the amount of $252,544,000. The interest-only loan is at LIBOR plus 1.35% (3.15% as of December 31, 2019) and matures in December 2025. As of December 31, 2019, we have a participation in the mortgage in the amount of $195,708,000 which for GAAP purposes is netted against the mortgage balance. Therefore, the balance sheet amount of the mortgage loan is $56,836,000. On February 14, 2020, we reduced our participation in the mortgage loan to $50,000,000 and received cash proceeds of approximately $145,000,000.

Liquidity and Capital Resources - continued

Below is a summary of our outstanding debt and maturities as of December 31, 2019.  We may refinance our maturing debt as it comes due or choose to repay it.

	Balance	Interest Rate	Maturity
(Amounts in thousands)
Paramus	$68,000	4.72%	Oct. 2021
731 Lexington Avenue, retail condominium(1)	350,000	3.10%	Aug. 2022
731 Lexington Avenue, office condominium(2)	500,000	2.64%	Jun. 2024
Rego Park II shopping center(3)	56,836	3.15%	Dec. 2025
Total	974,836
Deferred debt issuance costs, net of accumulated amortization of $14,362	(3,875)
Total, net	$970,961

(1) Interest at LIBOR plus 1.40%. Maturity date represents the extended maturity based on our conditional right to extend.
(2) Interest at LIBOR plus 0.90%. Maturity date represents the extended maturity based on our unilateral right to extend.
(3)   Interest at LIBOR plus 1.35%. The amount of this loan is net of our $195,708 loan participation (see Note 2 - Summary of Significant Accounting Policies, to our consolidated financial statements in this Annual Report on Form 10-K).

Below is a summary of our contractual obligations and commitments as of December 31, 2019.

			Less than	One to	Three to	More than
(Amounts in thousands)		Total	One Year	Three Years	Five Years	Five Years
Contractual obligations(1) (principal and interest)(2):
	Long-term debt obligations(3)	$1,079,915	$29,525	$469,147	$522,592	$58,651
	Operating lease obligations	5,600	800	1,600	1,600	1,600
		$1,085,515	$30,325	$470,747	$524,192	$60,251
Commitments:
	Standby letters of credit	$1,030	$960	$70	$—	$—

(1)	Excludes committed tenant-related obligations as timing and amounts of payments are uncertain and may only be due upon satisfactory performance of certain conditions.
(2)	Principal repayments based on extended loan maturity dates. Interest on variable rate debt is computed using rates in effect as of December 31, 2019.
(3)	Net of loan participation and related interest.

Commitments and Contingencies

Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $268,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA. The lease has a purchase option in 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures in October 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

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

Tenant Matter

On April 13, 2019, Kohl’s closed its 133,000 square foot store at our Rego Park II shopping center. On January 24, 2020, Kohl’s subleased its store to At Home and remains obligated under its lease which expires in January 2031.
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of December 31, 2019.

Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

Liquidity and Capital Resources - continued
Cash Flows for the Year Ended December 31, 2019
Cash and cash equivalents and restricted cash were $313,977,000 at December 31, 2019, compared to $289,495,000 at December 31, 2018, an increase of $24,482,000. This increase resulted from (i) $126,070,000 of net cash provided by operating activities, partially offset by (ii) $92,139,000 of net cash used in financing activities and (iii) $9,449,000 of net cash used in investing activities.
Net cash provided by operating activities of $126,070,000 was comprised of (i) net income of $60,075,000, (ii) adjustments for non-cash items of $48,079,000 and (iii) the net change in operating assets and liabilities of $17,916,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $36,515,000, (ii) the change in fair value of marketable securities of $8,757,000, (iii) straight-lining of rental income of $2,413,000 and (iv) stock-based compensation expense of $394,000.
Net cash used in financing activities was primarily comprised of dividends paid of $92,124,000.
Net cash used in investing activities was comprised of construction in progress and real estate additions of $9,449,000.
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

FFO (non-GAAP) for the years and quarters ended December 31, 2019 and 2018

FFO (non-GAAP) for the year ended December 31, 2019 was $99,670,000, or $19.47 per diluted share, compared to $77,429,000, or $15.13 per diluted share for the year ended December 31, 2018. FFO (non-GAAP) for the year ended December 31, 2018 included $23,797,000, or $4.65 per diluted share, of expense for the potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza.

FFO (non-GAAP) for the quarter ended December 31, 2019 was $24,626,000, or $4.81 per diluted share, compared to $24,158,000, or $4.72 per diluted share for the quarter ended December 31, 2018.

The following table reconciles our net income to FFO (non-GAAP):

	For the Year Ended		For the Three Months Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2019	2018	2019	2018
Net income	$60,075	$32,844	$14,434	$9,971
Depreciation and amortization of real property	30,838	32,595	7,692	7,758
Change in fair value of marketable securities	8,757	11,990	2,500	6,429
FFO (non-GAAP)	$99,670	$77,429	$24,626	$24,158

FFO per diluted share (non-GAAP)	$19.47	$15.13	$4.81	$4.72

Weighted average shares used in computing FFO per diluted share	5,118,198	5,116,838	5,118,698	5,117,347

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2019			2018
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

(Amounts in thousands, except per share amounts)
Variable rate	$906,836	2.85%	$9,068	$906,836	3.55%
Fixed rate	68,000	4.72%	—	68,000	4.72%
	$974,836	2.98%	$9,068	$974,836	3.64%

Total effect on diluted earnings per share			$1.77

As of December 31, 2019 we had an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of December 31, 2019 and 2018, the estimated fair value of our consolidated debt was $974,000,000 and $969,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets as of December 31, 2019 and 2018	39

Consolidated Statements of Income for the
Years Ended December 31, 2019, 2018 and 2017	40

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2019, 2018 and 2017	41

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2019, 2018 and 2017	42

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2019, 2018 and 2017	43

Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Alexander’s, Inc.
Paramus, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company’s real estate assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The Company’s undiscounted future cash flow analyses require management to make certain estimates, including estimated terminal values determined using appropriate capitalization rates.

Given that the Company’s estimated capitalization rates used in the evaluation of impairment of real estate assets is a significant assumption made by management, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flow analyses required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of capitalization rates included the following, among others:

•	We tested the design and operating effectiveness of controls over impairment, including those of determining the appropriate capitalization rates.

•
With the assistance of our fair value specialists, we evaluated the capitalization rates for real estate assets with possible impairment indicators by evaluating the source information and assumptions used by management.

•
We evaluated the reasonableness of management’s capitalization rates used by developing independent estimates of capitalization rates, focusing on geographical location and property type, and comparing our independent estimates to those used by the Company.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 18, 2020

We have served as the Company’s auditor since 1969.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2019	2018
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	984,053	978,474
Development and construction in progress	12,318	4,246
Total	1,041,342	1,027,691
Accumulated depreciation and amortization	(324,499)	(297,421)
Real estate, net	716,843	730,270
Cash and cash equivalents	298,063	283,056
Restricted cash	15,914	6,439
Marketable securities	14,409	23,166
Tenant and other receivables	6,092	4,075
Receivable arising from the straight-lining of rents	166,376	168,789
Deferred lease and other property costs, net, including unamortized leasing fees to Vornado of
$32,374 and $31,039, respectively	41,123	40,669
Other assets	6,691	29,085
	$1,265,511	$1,285,549

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$970,961	$965,826
Amounts due to Vornado	1,426	708
Accounts payable and accrued expenses	31,756	30,889
Other liabilities	7,853	3,034
Total liabilities	1,011,996	1,000,457

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	32,365	31,971
Retained earnings	216,394	248,443
Accumulated other comprehensive loss	(49)	(127)
	253,883	285,460
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	253,515	285,092
	$1,265,511	$1,285,549

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUES
Rental revenues	$226,350	$232,825	$230,574
EXPENSES
Operating, including fees to Vornado of $5,386, $4,700 and $4,671, respectively	(89,738)	(93,775)	(85,127)
Depreciation and amortization	(31,351)	(33,089)	(34,925)
General and administrative, including management fees to Vornado of $2,380
in each year	(5,772)	(5,343)	(5,255)
Total expenses	(126,861)	(132,207)	(125,307)

Interest and other income, net	8,244	12,546	6,716
Interest and debt expense	(38,901)	(44,533)	(31,474)
Change in fair value of marketable securities (see Note 5)	(8,757)	(11,990)	—
Income from continuing operations	60,075	56,641	80,509
Loss from discontinued operations (see Note 6)	—	(23,797)	—
Net income	$60,075	$32,844	$80,509

Income per common share - basic and diluted:
Income from continuing operations	$11.74	$11.07	$15.74
Loss from discontinued operations (see Note 6)	—	(4.65)	—
Net income per common share	$11.74	$6.42	$15.74

Weighted average shares outstanding- basic and diluted	5,118,198	5,116,838	5,115,501

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$60,075	$32,844	$80,509
Other comprehensive income (loss):
Change in fair value of marketable securities (see Note 5)	—	—	(2,762)
Change in value of interest rate cap	78	(1)	(70)
Comprehensive income	$60,153	$32,843	$77,677

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Capital	Retained Earnings		Treasury Stock	Total Equity
	Shares	Amount
Balance, December 31, 2016	5,173	$5,173	$31,189	$308,995	$7,862	$(374)	$352,845
Net income	—	—	—	80,509	—	—	80,509
Dividends paid ($17.00 per common share)	—	—	—	(86,961)	—	—	(86,961)
Change in fair value of marketable securities	—	—	—	—	(2,762)	—	(2,762)
Change in fair value of interest rate cap	—	—	—	—	(70)	—	(70)
Deferred stock unit grants	—	—	394	—	—	—	394
Other	—	—	(6)	—	—	6	—
Balance, December 31, 2017	5,173	5,173	31,577	302,543	5,030	(368)	343,955
Net income	—	—	—	32,844	—	—	32,844
Dividends paid ($18.00 per common share)	—	—	—	(92,100)	—	—	(92,100)
Cumulative effect of change in accounting
principle	—	—	—	5,156	(5,156)	—	—
Change in fair value of interest rate cap	—	—	—	—	(1)		(1)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, December 31, 2018	5,173	5,173	31,971	248,443	(127)	(368)	285,092
Net income	—	—	—	60,075	—	—	60,075
Dividends paid ($18.00 per common share)	—	—	—	(92,124)	—	—	(92,124)
Change in fair value of interest rate cap	—	—	—	—	78	—	78
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, December 31, 2019	5,173	$5,173	$32,365	$216,394	$(49)	$(368)	$253,515

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,075	$32,844	$80,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	36,515	38,499	38,681
Straight-lining of rental income	2,413	5,924	4,297
Stock-based compensation expense	394	394	394
Change in fair value of marketable securities	8,757	11,990	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(2,017)	(1,382)	363
Other assets	21,553	(1,197)	(2,627)
Amounts due to Vornado	789	(1,907)	1,626
Accounts payable and accrued expenses	(1,800)	(11,760)	211
Other liabilities	(609)	133	(28)
Net cash provided by operating activities	126,070	73,538	123,426

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(9,449)	(3,966)	(3,434)
Rego Park II loan participation	—	—	(200,000)
Repayment of Rego Park II loan participation	—	2,829	1,463
Net cash used in investing activities	(9,449)	(1,137)	(201,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(92,124)	(92,100)	(86,961)
Debt issuance costs	(15)	(2,189)	(12,186)
Debt repayments	—	(160,142)	(303,707)
Proceeds from borrowing	—	78,246	500,000
Net cash (used in) provided by financing activities	(92,139)	(176,185)	97,146

Net increase (decrease) in cash and cash equivalents and restricted cash	24,482	(103,784)	18,601
Cash and cash equivalents and restricted cash at beginning of year	289,495	393,279	374,678
Cash and cash equivalents and restricted cash at end of year	$313,977	$289,495	$393,279

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$283,056	$307,536	$288,926
Restricted cash at beginning of year	6,439	85,743	85,752
Cash and cash equivalents and restricted cash at beginning of year	$289,495	$393,279	$374,678

Cash and cash equivalents at end of year	$298,063	$283,056	$307,536
Restricted cash at end of year	15,914	6,439	85,743
Cash and cash equivalents and restricted cash at end of year	$313,977	$289,495	$393,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$34,669	$38,231	$26,994

NON-CASH TRANSACTIONS
Lease liability arising from the recognition of right-of-use asset	$5,428	$—	$—
Liability for real estate additions, including $18, $125 and $21 for development fees due to
Vornado in 2019, 2018 and 2017, respectively	3,191	631	705
Reclassification of prepaid real estate taxes to construction in progress for property in
redevelopment	1,466	—	—
Write-off of fully amortized and/or depreciated assets	—	16,090	4,265
Derecognition of Rego Park II loan participation asset (see Note 2)	—	195,708	—
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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

•
731 Lexington Avenue, a 1,323,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 920,000 and 155,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet) and The Container Store (34,000 square feet) are the principal retail tenants;

•
Rego Park I, a 343,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens. On April 4, 2017, Sears closed its 195,000 square foot anchor store at the property ($10,300,000 of annual revenue). On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief and rejected its lease. On September 23, 2019, we leased 113,000 square feet at the property to IKEA Property, Inc. (“IKEA”), replacing a significant portion of the space formerly occupied by Sears. The center is also anchored by a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

•
Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens.  The center is anchored by a 145,000 square foot Costco, a 135,000 square foot Century 21 and a 133,000 square foot Kohl’s. On April 13, 2019, Kohl’s closed its store at the property. On January 24, 2020, Kohl’s subleased its store to At Home and remains obligated under its lease which expires in January 2031;

•	The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet;

•	Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA; and

•	Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property to be developed

•	Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

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

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2018, we determined that the $195,708,000 participation in our Rego Park II shopping center mortgage loan was incorrectly classified as an asset, presented as “Rego Park II loan participation,” instead of as a reduction to “mortgages payable, net of deferred debt issuance costs” on our consolidated balance sheet as of December 31, 2018. On December 12, 2018, we refinanced this mortgage loan and the interest rate on the existing loan participation was adjusted to equal the interest rate on the refinanced loan. Consequently, we should have considered $195,708,000 of the Rego Park II shopping center mortgage loan liability extinguished as the participation interest is considered the reacquisition of our debt. Accordingly, our consolidated balance sheet for the year ended December 31, 2018 has been restated to reclassify $195,708,000 from “Rego Park II loan participation” to “mortgages payable, net of deferred debt issuance costs.” This reclassification had no material impact to our consolidated statements of income, comprehensive income, changes in equity or statement of cash flows for the year ended December 31, 2018.

Certain prior year balances have been reclassified in order to conform to the current period presentation. For the years ended December 31, 2018 and 2017, “property rentals” of $152,795,000 and $152,857,000, respectively, and “expense reimbursements” of $80,030,000 and $77,717,000, respectively, were grouped into “rental revenues” on our consolidated statements of income in accordance with Accounting Standards Codification (“ASC”) Topic 205 Presentation of Financial Statements.

Recently Issued Accounting Literature – In February 2016, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases (“ASC 842”), as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two- method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Lease liabilities equal the present value of future lease payments. Right-of-use assets equal the lease liabilities adjusted for accrued rent expense, initial direct costs, lease incentives and prepaid lease payments. Leases with a term of 12 months or less will be accounted for similar to the previously existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under ASC Topic 840, Leases (“ASC 840”). We adopted this standard effective January 1, 2019 using the modified retrospective approach. In transitioning to ASC 842, we elected to use the practical expedient package available to us and did not elect to use hindsight. These elections have been applied consistently to all of our leases. On January 1, 2019, for our Flushing property ground lease, which is classified as an operating lease, we recorded a right- of-use asset of $5,058,000 (included in “other assets”) and a lease liability of $5,428,000 (included in “other liabilities”) (see Note 9 - Leases).

In June 2016, the FASB issued an update (“ASU 2016-13”) Measurement of Credit Losses on Financial Instruments establishing ASC Topic 326, Financial Instruments - Credit Losses, as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

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

Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2019 and 2018, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $716,843,000 and $730,270,000, respectively.  Maintenance and repairs are expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

Our properties, including properties to be developed in the future, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, including an estimated terminal value calculated using an appropriate capitalization rate.  Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  For our development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value.  If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements.  Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

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

Restricted Cash – Restricted cash primarily consists of security deposits and other cash escrowed under loan agreements, including for debt service, real estate taxes, property insurance and capital improvements.

Marketable Securities – Our marketable securities consist of common shares of The Macerich Company (“Macerich”) (NYSE: MAC), which are classified as available-for-sale.  Available-for-sale securities are presented at fair value on our consolidated balance sheets.  Prior to January 1, 2018, unrealized gains and losses resulting from the mark-to-market of these securities were included in “other comprehensive income (loss).” Effective January 1, 2018, changes in the fair value of these securities are recognized in current period earnings in accordance with ASC Topic 825 (“ASC 825”), Financial Instruments (see Note 5).

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2019 were characterized, for federal income tax purposes, as 99.6% ordinary income and 0.4% long-term capital gain income. Dividends distributed for the year ended December 31, 2018 were characterized, for federal income tax purposes, as 100.0% ordinary income. Dividends distributed for the year ended December 31, 2017 were categorized, for federal income tax purposes, as 99.5% ordinary income and 0.5% long-term capital gain income.

The following table reconciles our net income to estimated taxable income for the years ended December 31, 2019, 2018 and 2017.

(Unaudited and in thousands)	Year Ended December 31,
	2019	2018	2017
Net income	$60,075	$32,844	$80,509
Straight-line rent adjustments	2,359	5,870	4,250
Depreciation and amortization timing differences	2,751	(6,586)	3,084
Change in fair value of marketable securities (see Note 5)	8,757	11,990	—
Loss from discontinued operations (see Note 6)	—	23,797	—
Other	137	440	(343)
Estimated taxable income	$74,079	$68,355	$87,500

As of December 31, 2019, the net basis of our assets and liabilities for tax purposes is approximately $171,331,000 lower than the amount reported for financial statement purposes.

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

The following is a summary of revenue sources for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Lease revenues	$217,251	$223,388	$220,764
Parking revenue	5,608	5,680	5,850
Tenant services	3,491	3,757	3,960
Rental revenues	$226,350	$232,825	$230,574

The components of lease revenues for the year ended December 31, 2019 are as follows:

(Amounts in thousands)	For the Year Ended December 31, 2019
Fixed lease revenues	$142,679
Variable lease revenues	74,572
Lease revenues	$217,251

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    RELATED PARTY TRANSACTIONS
Vornado
As of December 31, 2019, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2019, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.1% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Joseph Macnow, our Treasurer, is the Executive Vice President - Chief Financial Officer and Chief Administrative Officer of Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $324,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.

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

The following is a summary of fees to Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Company management fees	$2,800	$2,800	$2,800
Development fees	29	125	29
Leasing fees	4,786	13	1,829
Property management, cleaning, engineering
and security fees	5,015	4,101	4,114
	$12,630	$7,039	$8,772

As of December 31, 2019, the amounts due to Vornado were $795,000 for management, property management, cleaning, engineering and security fees; $563,000 for leasing fees; and $68,000 for development fees. As of December 31, 2018, the amounts due to Vornado were $549,000 for management, property management, cleaning, engineering and security fees; $146,000 for development fees; and $13,000 for leasing fees.

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

5.     MARKETABLE SECURITIES
As of December 31, 2019 and 2018, we owned 535,265 common shares of Macerich.  These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate.  As of December 31, 2019 and 2018, the fair value of these shares was $14,409,000 and $23,166,000, respectively, based on Macerich’s closing share price of $26.92 per share and $43.28 per share, respectively.  These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale.  Available-for-sale securities are presented at fair value on our consolidated balance sheets and gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings. Prior to January 1, 2018, unrealized gains and losses resulting from the mark-to-market of these securities were included in “other comprehensive income (loss).”  Effective January 1, 2018, changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825.

6.     DISCONTINUED OPERATIONS
In 2012, we sold the Kings Plaza Regional Shopping Center (“Kings Plaza”) and paid real property transfer taxes to New York City in connection with the sale. In 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional New York City real property transfer tax amount, including interest.
In 2014, in a case with similar facts, the NYC DOF issued a Notice of Determination to a Vornado joint venture assessing an additional New York City real property transfer tax amount, including interest. In January 2017, a New York City administrative law judge made a determination upholding the Vornado joint venture’s position that such additional real property transfer taxes were not due. On February 16, 2018, the New York City Tax Appeals Tribunal (the “Tribunal”) overturned the January 2017 determination. The Vornado joint venture appealed the Tribunal’s decision to the Appellate Division of the Supreme Court of the
State of New York and on April 25, 2019, the Tribunal’s decision was unanimously upheld. The Vornado joint venture filed a motion to reargue the Appellate Division’s decision or for leave to appeal to the New York State Court of Appeals. On December 12, 2019, that motion was denied and the case can no longer be appealed.
Based on the precedent of the Tribunal’s decision, we accrued an expense for the potential additional real property transfer taxes of $23,797,000 ($15,874,000 of real property transfer tax and $7,923,000 of interest) during the three months ended March 31, 2018. On April 5, 2018, we paid this amount in order to stop the interest from accruing. As the results related to Kings Plaza were previously classified as discontinued operations, we have classified the expense as “loss from discontinued operations” on our consolidated statement of income for the year ended December 31, 2018 in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment. We are currently evaluating our options relating to this matter.

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
On December 12, 2018, we completed a refinancing of our Rego Park II shopping center in the amount of $252,544,000. The interest-only loan is at LIBOR plus 1.35% (3.15% as of December 31, 2019) and matures in December 2025. As of December 31, 2019, we have a participation in the mortgage in the amount of $195,708,000 which for GAAP purposes is netted against the mortgage balance. Therefore, the balance sheet amount of the mortgage loan is $56,836,000. On February 14, 2020, we reduced our participation in the mortgage loan to $50,000,000 and received cash proceeds of approximately $145,000,000.
The following is a summary of our outstanding mortgages payable. We may refinance our maturing debt as it comes due or choose to repay it.

			Interest Rate at December 31, 2019	Balance at December 31,
(Amounts in thousands)		Maturity		2019	2018
First mortgages secured by:
	Paramus	Oct. 2021	4.72%	$68,000	$68,000
	731 Lexington Avenue, retail condominium(1)	Aug. 2022	3.10%	350,000	350,000
	731 Lexington Avenue, office condominium(2)	Jun. 2024	2.64%	500,000	500,000
	Rego Park II shopping center(3)	Dec. 2025	3.15%	56,836	56,836
	Total			974,836	974,836
	Deferred debt issuance costs, net of accumulated
	amortization of $14,362 and $9,212, respectively			(3,875)	(9,010)
				$970,961	$965,826

(1)	Interest at LIBOR plus 1.40%. Maturity date represents the extended maturity based on our conditional right to extend.
(2)	Interest at LIBOR plus 0.90%. Maturity date represents the extended maturity based on our unilateral right to extend.
(3)	Interest at LIBOR plus 1.35%. The amount of this loan is net of our $195,708 loan participation (see Note 2 - Summary of Significant Accounting Policies).

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $573,975,000 as of December 31, 2019.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2019, the principal repayments (based on the extended loan maturity dates) for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2020	$—
2021	68,000
2022	350,000
2023	—
2024	500,000
Thereafter	56,836

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of December 31, 2019 and 2018 consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of December 31, 2019 and 2018. There were no financial liabilities measured at fair value as of December 31, 2019 and 2018.

	As of December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$14,409	$14,409	$—	$—

	As of December 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$23,166	$23,166	$—	$—

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2.  The table below summarizes the carrying amount and fair value of these financial instruments as of December 31, 2019 and 2018.

	As of December 31, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$263,688	$263,688	$173,858	$173,858
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$974,836	$974,000	$974,836	$969,000

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

Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect the future lease payments. We consider the tenant’s payment history and current credit status when assessing collectability. When collectability is not deemed probable, we write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received. Changes to the collectability of our operating leases are recorded as adjustments to “rental revenues” on our consolidated statements of income, which resulted in a decrease in income of $209,000 for the year ended December 31, 2019. As a result, there is no allowance for doubtful accounts as of December 31, 2019. The table below summarizes our allowance for doubtful accounts as of December 31, 2018 and 2017.

(Amounts in thousands)	Balance at Beginning of Year	Additions: Charged Against Operations	Deductions: Uncollectible Accounts Written Off	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2018	$1,501	$4,459	$(5,289)	$671

Year Ended December 31, 2017	$1,473	$53	$(25)	$1,501

Future undiscounted cash flows under our non-cancelable operating leases are as follows:

Under ASC 842
(Amounts in thousands)	As of December 31, 2019
For the year ending December 31,
2020	$141,875
2021	134,877
2022	127,691
2023	129,054
2024	137,234
Thereafter	624,239

Under ASC 840
(Amounts in thousands)	As of December 31, 2018
For the year ending December 31,
2019	$138,784
2020	131,647
2021	120,450
2022	111,532
2023	111,962
Thereafter	671,111

These amounts do not include reimbursements or additional rents based on a percentage of retail tenants’ sales.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    LEASES - continued
Bloomberg accounted for revenue of $109,113,000, $107,356,000, and $105,224,000 in the years ended December 31, 2019, 2018 and 2017, respectively, representing approximately 48%, 46% and 46% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

On June 28, 2019, we entered into a lease agreement with Bloomberg for an additional 49,000 square feet at our 731 Lexington Avenue property

As Lessee
We are the lessee under a ground lease at our Flushing property, classified as an operating lease, which expires in 2027 and has one 10-year extension option. On January 1, 2019, we recorded a right-of-use asset and lease liability related to this ground lease equal to the present value of the remaining minimum lease payments. As of December 31, 2019, the right-of-use asset of $4,529,000 and the lease liability of $4,845,000, are included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet. The discount rate applied to measure the right-of-use asset and lease liability is based on the incremental borrowing rate (“IBR”) for the property of 4.53%. We initially consider the general economic environment and factor in various financing and asset specific adjustments so that the IBR is appropriate to the intended use of the underlying lease. As we did not elect to apply hindsight, the lease term assumption determined under ASC 840 was carried forward and applied in calculating our lease liability recorded under ASC 842.

Future lease payments under this operating lease, excluding the extension option, are as follows:

Under ASC 842
(Amounts in thousands)	As of December 31, 2019
For the year ending December 31,
2020	$800
2021	800
2022	800
2023	800
2024	800
Thereafter	1,600
Total undiscounted cash flows	5,600
Present value discount	(755)
Lease liability as of December 31, 2019	$4,845

Under ASC 840
(Amounts in thousands)	As of December 31, 2018
For the year ending December 31,
2019	$800
2020	800
2021	800
2022	800
2023	800
Thereafter	2,467

We recognize rent expense as a component of “operating” expenses on our consolidated statements of income on a straight-line basis. Rent expense was $746,000 in each of the years ended December 31, 2019, 2018 and 2017, respectively. Cash paid for rent expense was $800,000, $800,000 and $792,000 in the years ended December 31, 2019, 2018 and 2017, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
On May 16, 2019, we granted each of the members of our Board of Directors 193 DSUs with a grant date fair value of $56,250 per grant, or $394,000 in the aggregate. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of December 31, 2019, there were 11,408 DSUs outstanding and 494,379 shares were available for future grant under the Plan.

11.    COMMITMENTS AND CONTINGENCIES
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.  Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC.  For NBCR acts, FNSIC is responsible for a $268,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss.  We are ultimately responsible for any loss incurred by FNSIC.

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

Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of December 31, 2019.

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

 Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2019, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2019, 2018 and 2017 our subsidiaries contributed $172,000, $161,000 and $162,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2019, 2018 and 2017.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2019, 2018 and 2017 our subsidiaries contributed $686,000, $649,000 and $619,000, respectively, towards these plans.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2019	2018	2017
Income from continuing operations	$60,075	$56,641	$80,509
Loss from discontinued operations (see Note 6)	—	(23,797)	—
Net income	$60,075	$32,844	$80,509

Weighted average shares outstanding – basic and diluted	5,118,198	5,116,838	5,115,501

Income from continuing operations	$11.74	$11.07	$15.74
Loss from discontinued operations (see Note 6)	—	(4.65)	—
Net income per common share – basic and diluted	$11.74	$6.42	$15.74

14.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

					Net Income (Loss) Per Common Share(1)
	(Amounts in thousands, except per share amounts)	Revenues	Net Income (Loss)		Basic		Diluted
	2019
	December 31	$55,880	$14,434		$2.82		$2.82
	September 30	57,760	16,493		3.22		3.22
	June 30	55,932	11,283		2.20		2.20
	March 31	56,778	17,865		3.49		3.49

	2018
	December 31	$57,567	$9,971		$1.95		$1.95
	September 30	59,125	15,003		2.93		2.93
	June 30	58,253	17,570		3.43		3.43
	March 31	57,880	(9,700)	(2)	(1.90)	(2)	(1.90)	(2)
_______________________
(1)	The total for the year may differ from the sum of the quarters as a result of weighting.
(2)	Includes $23,797, or $4.65 per common share, of expense for potential additional New York City real property transfer taxes on the 2012 sale of Kings Plaza.

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

Internal Control Over Financial Reporting – There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2019, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 60 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Alexander’s, Inc.
Paramus, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 18, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2019.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Executive Officers of the Registrant

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)
Steven Roth	78
Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.

Matthew Iocco	49
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

Equity Compensation Plan Information

The following table provides information as of December 31, 2019, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,408	$—	494,379
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	11,408	$—	494,379

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

2.    The following financial statement schedule should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this Annual Report on Form 10-K
Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2019, 2018 and 2017	64-65

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
						Gross Amount at Which							Life on which Depreciation in Latest Income Statement is Computed
			Initial Cost to Company(1)		Costs Capitalized Subsequent to Acquisition	Carried at Close of Period				Accumulated Depreciation and Amortization
				Buildings and Leasehold Improvements			Buildings and Leasehold Improvements	Development and Construction In Progress
											Date of Construction	Date Acquired(1)
Description	Encumbrances(2)		Land			Land			Total(3)
New York, NY
Rego Park I	$—		$1,647	$8,953	$61,930	$1,647	$62,822	$8,061	$72,530	$36,790	1959	1992	3-39 years
Rego Park II	56,836	(4)	3,127	1,467	388,349	3,127	389,782	34	392,943	103,688	2009	1992	3-40 years
The Alexander apartment tower	—		—	—	119,112	—	119,112	—	119,112	17,405	2016	1992	3-39 years
Rego Park III	—		779	—	4,297	779	503	3,794	5,076	290	N/A	1992	5-15 years
Flushing	—		—	1,660	(107)	—	1,553	—	1,553	1,087	1975(5)	1992	N/A
Lexington Avenue	850,000		14,432	12,355	411,420	27,497	410,281	429	438,207	165,239	2003	1992	9-39 years
Paramus, NJ	68,000		1,441	—	10,313	11,754	—	—	11,754	—	N/A	1992	N/A

Other Properties	—		167	1,804	(1,804)	167	—	—	167	—	N/A	1992	N/A
TOTAL	$974,836		$21,593	$26,239	$993,510	$44,971	$984,053	$12,318	$1,041,342	$324,499

(1) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2) Excludes deferred debt issuance costs, net of $3,875.
(3) The net basis of the Company’s assets and liabilities for tax purposes is approximately $171,331 lower than the amount reported for financial statement purposes.
(4) The amount of this loan is net of our $195,708 loan participation.
(5) Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
	December 31,
	2019	2018	2017
REAL ESTATE:
Balance at beginning of period	$1,027,691	$1,037,368	$1,033,551
Changes during the period:
Land	—	—	—
Buildings and leasehold improvements	5,579	3,218	3,046
Development and construction in progress	8,072	695	771
	1,041,342	1,041,281	1,037,368
Less: Fully depreciated assets	—	(13,590)	—
Balance at end of period	$1,041,342	$1,027,691	$1,037,368

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$297,421	$283,044	$252,737
Additions charged to operating expenses	27,078	27,967	30,307
	324,499	311,011	283,044
Less: Fully depreciated assets	—	(13,590)	—
Balance at end of period	$324,499	$297,421	$283,044

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued
(b)      Exhibits

Exhibit No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 3(ii) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

4		-	Description of the Alexander’s, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act	***

10.1		-
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
*
___________________
	*		Incorporated by reference.
	***		Filed herewith.

10.10		-
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
Amended and Restated Loan and Security Agreement, dated and made effective as of December 12, 2018, by and between Rego II Borrower LLC, as Borrower, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019
*

10.56		-
Second Amended and Restated Promissory Note, dated December 12, 2018, by and between Rego II Borrower LLC, as Maker, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019
*

10.57		-
Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated December 12, 2018, by and between Rego II Borrower LLC, as Mortgagor, and Bank of China, New York Branch, as Mortgagee. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019
*

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
Amended and Restated Guaranty of Recourse Carveouts, dated December 12, 2018, by Alexander’s, Inc., as Guarantor, to and for the benefit of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019
*

10.59		-
Amended and Restated Environmental Indemnity Agreement, dated December 12, 2018, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019
*

10.60		-
Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated December 12, 2018, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019
*

10.61		-
Waiver and Amendment No. 1 to Loan Agreement, dated October 10, 2019, by and among 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders
***

21		-	Subsidiaries of Registrant	***

23		-	Consent of Independent Registered Public Accounting Firm	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

101		-
The following financial information from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements
***

104		-	The cover page from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted as Inline XBRL and contained in Exhibit 101	***
__________________
	*		Incorporated by reference.
	***		Filed herewith.

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 18, 2020	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 18, 2020
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Matthew Iocco	Chief Financial Officer	February 18, 2020
	(Matthew Iocco)	(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 18, 2020
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 18, 2020
(David Mandelbaum)

By:	/s/Wendy Silverstein	Director	February 18, 2020
(Wendy Silverstein)

By:	/s/Arthur Sonnenblick	Director	February 18, 2020
(Arthur Sonnenblick)

By:	/s/Richard R. West	Director	February 18, 2020
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 18, 2020
(Russell B. Wight Jr.)