Form 10-Q
period 2020-03-31
ALEXANDERS INC
filed 2020-05-04
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2020, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	March 31, 2020	December 31, 2019
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	985,369	984,053
Development and construction in progress	17,626	12,318
Total	1,047,966	1,041,342
Accumulated depreciation and amortization	(330,955)	(324,499)
Real estate, net	717,011	716,843
Cash and cash equivalents	438,342	298,063
Restricted cash	16,304	15,914
Marketable securities	3,014	14,409
Tenant and other receivables	4,867	6,092
Receivable arising from the straight-lining of rents	164,441	166,376
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $31,581 and $32,374, respectively	40,083	41,123
Other assets	19,373	6,691
	$1,403,435	$1,265,511

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,117,879	$970,961
Amounts due to Vornado	970	1,426
Accounts payable and accrued expenses	41,811	31,756
Other liabilities	7,697	7,853
Total liabilities	1,168,357	1,011,996

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	32,365	32,365
Retained earnings	197,932	216,394
Accumulated other comprehensive loss	(24)	(49)
	235,446	253,883
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	235,078	253,515
	$1,403,435	$1,265,511

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
REVENUES
Rental revenues	$54,110	$56,778
EXPENSES
Operating, including fees to Vornado of $1,383 and $1,249, respectively	(21,753)	(21,849)
Depreciation and amortization	(7,909)	(7,828)
General and administrative, including management fees to Vornado of $595 in each period	(1,451)	(1,245)
Total expenses	(31,113)	(30,922)

Interest and other income, net	1,543	2,130
Interest and debt expense	(8,573)	(10,159)
Change in fair value of marketable securities	(11,395)	38
Net income	$4,572	$17,865

Net income per common share - basic and diluted	$0.89	$3.49

Weighted average shares outstanding	5,118,698	5,117,347
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$4,572	$17,865
Other comprehensive income:
Change in fair value of interest rate cap	25	13
Comprehensive income	$4,597	$17,878
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Three Months Ended March 31, 2020
Balance, December 31, 2019	5,173	$5,173	$32,365	$216,394	$(49)	$(368)	$253,515
Net income	—	—	—	4,572	—	—	4,572
Dividends paid ($4.50 per common share)	—	—	—	(23,034)	—	—	(23,034)
Change in fair value of interest rate cap	—	—	—	—	25	—	25
Balance, March 31, 2020	5,173	$5,173	$32,365	$197,932	$(24)	$(368)	$235,078

Three Months Ended March 31. 2019
Balance, December 31, 2018	5,173	$5,173	$31,971	$248,443	$(127)	$(368)	$285,092
Net income	—	—	—	17,865	—	—	17,865
Dividends paid ($4.50 per common share)	—	—	—	(23,028)	—	—	(23,028)
Change in fair value of interest rate cap	—	—	—	—	13	—	13
Balance, March 31, 2019	5,173	$5,173	$31,971	$243,280	$(114)	$(368)	$279,942
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net income	$4,572	$17,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	9,202	9,118
Straight-lining of rental income	1,935	645
Change in fair value of marketable securities	11,395	(38)
Changes in operating assets and liabilities:
Tenant and other receivables, net	1,225	(1,123)
Other assets	(12,707)	13,340
Amounts due to Vornado	(597)	710
Accounts payable and accrued expenses	10,166	7,717
Other liabilities	(156)	(151)
Net cash provided by operating activities	25,035	48,083

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(6,961)	(1,816)
Net cash used in investing activities	(6,961)	(1,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(23,034)	(23,028)
Debt issuance costs	(79)	—
Proceeds from borrowing	145,708	—
Net cash provided by (used in) financing activities	122,595	(23,028)

Net increase in cash and cash equivalents and restricted cash	140,669	23,239
Cash and cash equivalents and restricted cash at beginning of period	313,977	289,495
Cash and cash equivalents and restricted cash at end of period	$454,646	$312,734

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$298,063	$283,056
Restricted cash at beginning of period	15,914	6,439
Cash and cash equivalents and restricted cash at beginning of period	$313,977	$289,495

Cash and cash equivalents at end of period	$438,342	$302,944
Restricted cash at end of period	16,304	9,790
Cash and cash equivalents and restricted cash at end of period	$454,646	$312,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$7,805	$8,965

NON-CASH TRANSACTIONS
Liability for real estate additions, including $146 and $24 for development fees due to Vornado in 2020 and 2019, respectively	$3,209	$829
Write-off of fully amortized and/or depreciated assets	367	—
Lease liability arising from the recognition of right-of-use asset	—	5,428
Reclassification of prepaid real estate taxes to construction in progress for property in redevelopment	—	1,466
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

2.	COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York and New Jersey, have implemented stay-at-home orders for all “non-essential” business and activity in an aggressive effort to curb the spread of the virus. Consequently, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.

Our properties, which are all located in the greater New York City metropolitan area, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to help curb the spread.

•
Based on their percentage of the Company’s monthly revenue, approximately 21% of our retail tenants have closed their stores and approximately 12% have not paid their April 2020 rent. While we believe our tenants are required to pay rent under their leases, we are considering temporary rent relief on a case-by-case basis.

•	The office space at our 731 Lexington Avenue property remains open and our tenant, Bloomberg L.P. (“Bloomberg”) continues to pay rent.

•	Rent collections at our residential property, The Alexander apartment tower, have not been significantly impacted to date.

•	Because certain of our redevelopment projects are deemed “non-essential,” they have been temporarily paused due to New York State executive orders.

3.	Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries. All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.
We operate in one reportable segment.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.	Recently Issued Accounting Literature

In March 2020, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We are currently evaluating the impact of the guidance and our options related to the practical expedients.

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent abatements would be recognized as reductions to revenue during the period in which they were granted. Rent deferrals would result in an increase to accounts receivable during the deferral period with no impact on rental revenue recognition. We are currently evaluating our options related to this policy election.

5.	Revenue Recognition
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

The following is a summary of revenue sources for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Lease revenues	$51,986	$54,496
Parking revenue	1,304	1,495
Tenant services	820	787
Rental revenues	$54,110	$56,778

The components of lease revenues for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Fixed lease revenues	$34,149	$35,729
Variable lease revenues	17,837	18,767
Lease revenues	$51,986	$54,496

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	Revenue Recognition - continued

Bloomberg accounted for revenue of $27,115,000 and $27,004,000 for the three months ended March 31, 2020 and 2019, respectively, representing approximately 50% and 48% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

6.	Related Party Transactions
Vornado
As of March 31, 2020, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Company management fees	$700	$657
Development fees	146	24
Leasing fees	50	737
Property management, cleaning, engineering and security fees	1,306	1,147
	$2,202	$2,565

As of March 31, 2020, the amounts due to Vornado were $705,000 for management, property management, cleaning, engineering and security fees; $215,000 for development fees; and $50,000 for leasing fees. As of December 31, 2019, the amounts due to Vornado were $795,000 for management, property management, cleaning, engineering and security fees; $563,000 for leasing fees; and $68,000 for development fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.	Marketable Securities
As of March 31, 2020 and December 31, 2019, we owned 535,265 common shares of The Macerich Company (“Macerich”) (NYSE: MAC). These shares have an economic cost of $56.05 per share, or $30,000,000 in the aggregate. As of March 31, 2020 and December 31, 2019, the fair value of these shares was $3,014,000 and $14,409,000, respectively, based on Macerich’s closing share price of $5.63 per share and $26.92 per share, respectively. These shares are included in “marketable securities” on our consolidated balance sheets and are classified as available-for-sale. Available-for-sale securities are presented at fair value on our consolidated balance sheets and gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

8.	Mortgages Payable

On December 12, 2018, we completed a refinancing of our Rego Park II shopping center in the amount of $252,544,000. The loan is at LIBOR plus 1.35% (2.29% as of March 31, 2020) and matures in December 2025. As of December 31, 2019, we had a participation in the mortgage in the amount of $195,708,000 which for GAAP purposes was netted against the mortgage balance. On February 14, 2020, we reduced our participation in the mortgage loan to $50,000,000 and received cash proceeds of approximately $145,000,000. Therefore, the balance sheet amount of the mortgage loan was $202,544,000 and $56,836,000 as of March 31, 2020 and December 31, 2019, respectively.
The following is a summary of our outstanding mortgages payable as of March 31, 2020 and December 31, 2019. We may refinance our maturing debt as it comes due or choose to pay it down.

			Balance at
(Amounts in thousands)	Maturity	Interest Rate at March 31, 2020	March 31, 2020	December 31, 2019
First mortgages secured by:
731 Lexington Avenue, retail condominium(1)	Aug. 2020	2.78%	$350,000	$350,000
Paramus	Oct. 2021	4.72%	68,000	68,000
731 Lexington Avenue, office condominium(2)	Jun. 2024	1.61%	500,000	500,000
Rego Park II shopping center(3)	Dec. 2025	2.29%	202,544	56,836
Total			1,120,544	974,836
Deferred debt issuance costs, net of accumulated amortization of $15,651 and $14,362, respectively			(2,665)	(3,875)
			$1,117,879	$970,961

(1)	Interest at LIBOR plus 1.40%. Maturity is August 2020 plus two one-year renewal options subject to financial covenants which we will not satisfy.

(2)	Interest at LIBOR plus 0.90%. Maturity represents the extended maturity based on our unilateral right to extend.

(3)	Interest at LIBOR plus 1.35%. The amount of this loan is net of our loan participation of $50,000 and $195,708 as of March 31, 2020 and December 31, 2019, respectively.

9.	Fair Value Measurements
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
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheets as of March 31, 2020 and December 31, 2019, consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of March 31, 2020 and December 31, 2019. There were no financial liabilities measured at fair value as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$3,014	$3,014	$—	$—

	As of December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$14,409	$14,409	$—	$—

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020		As of December 31, 2019
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$403,335	$403,335	$263,688	$263,688
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,120,544	$1,107,000	$974,836	$974,000

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10.	Commitments and Contingencies
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
Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease contains a purchase option in October 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures in October 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
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
Kings Plaza Transfer Tax
In 2012, we sold the Kings Plaza Regional Shopping Center (“Kings Plaza”) and paid real property transfer taxes to New York City in connection with the sale. In 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional New York City real property transfer tax amount, including interest.
In 2014, in a case with similar facts, the NYC DOF issued a Notice of Determination to a Vornado joint venture assessing an additional New York City real property transfer tax amount, including interest. In January 2017, a New York City administrative law judge made a determination upholding the Vornado joint venture’s position that such additional real property transfer taxes were not due. On February 16, 2018, the New York City Tax Appeals Tribunal (the “Tribunal”) overturned the January 2017 determination. The Vornado joint venture appealed the Tribunal’s decision to the Appellate Division of the Supreme Court of the
State of New York and on April 25, 2019, the Tribunal’s decision was unanimously upheld. The Vornado joint venture filed a motion to reargue the Appellate Division’s decision or for leave to appeal to the New York State Court of Appeals. On December 12, 2019, that motion was denied and the case can no longer be appealed. Based on the precedent of the Tribunal’s decision, we paid the potential additional real property transfer taxes of $23,797,000 ($15,874,000 of real property transfer tax and $7,923,000 of interest) on April 5, 2018. We are currently evaluating our options relating to this matter.
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of March 31, 2020.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

11.	Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2020	2019
Net income	$4,572	$17,865

Weighted average shares outstanding – basic and diluted	5,118,698	5,117,347

Net income per common share – basic and diluted	$0.89	$3.49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

New York, New York
May 4, 2020

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
Currently, one of the most significant factors is the ongoing adverse effect of the novel strain of coronavirus (“COVID-19”) pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it will have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, which are highly uncertain at this time, but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in “Item 1A. – Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risks set forth herein.
For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Item 1A. – Risk Factors” in this Quarterly Report on Form 10-Q. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2020 and 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the three months ended March 31, 2020, there were no material changes to these policies.

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

COVID-19 Pandemic
In December 2019, COVID-19 was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York and New Jersey, have implemented stay-at-home orders for all “non-essential” business and activity in an aggressive effort to curb the spread of the virus. Consequently, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.

Our properties, which are all located in the greater New York City metropolitan area, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to help curb the spread.

•
Based on their percentage of the Company’s monthly revenue, approximately 21% of our retail tenants have closed their stores and approximately 12% have not paid their April 2020 rent. While we believe our tenants are required to pay rent under their leases, we are considering temporary rent relief on a case-by-case basis.

•	The office space at our 731 Lexington Avenue property remains open and our tenant, Bloomberg L.P. (“Bloomberg”) continues to pay rent.

•	Rent collections at our residential property, The Alexander apartment tower, have not been significantly impacted to date.

•	Because certain of our redevelopment projects are deemed “non-essential,” they have been temporarily paused due to New York State executive orders.

In light of the evolving health, social, economic, and business environment, governmental regulation or mandates, and business disruptions that have occurred and may continue to occur, the impact of COVID-19 on our financial condition and operating results remains highly uncertain, but that impact could be material. The impact on us may include lower rental income and occupancy levels at our properties which may result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our stockholders. In addition, the value of our real estate assets may decline, which may result in non-cash impairment charges in future periods and the impact could be material.
Quarter Ended March 31, 2020 Financial Results Summary
Net income for the quarter ended March 31, 2020 was $4,572,000, or $0.89 per diluted share, compared to $17,865,000, or $3.49 per diluted share in the prior year’s quarter. Net income for the quarter ended March 31, 2020 included an expense of $11,395,000, or $2.23 per diluted share, from the change in fair value of marketable securities. For the quarter ended March 31, 2019, the change in fair value of marketable securities was insignificant.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended March 31, 2020 was $23,744,000, or $4.64 per diluted share, compared to $25,531,000 or $4.99 per diluted share in the prior year’s quarter.

Overview - continued
Square Footage, Occupancy and Leasing Activity
As of March 31, 2020, our portfolio was comprised of seven properties aggregating 2,449,000 square feet, of which 2,230,000 square feet was in service and 219,000 square feet (primarily the former Sears space at our Rego Park I property) was out of service due to redevelopment. The in service square feet was 96.5% occupied as of March 31, 2020.
Significant Tenant
Bloomberg accounted for revenue of $27,115,000 and $27,004,000 for the three months ended March 31, 2020 and 2019, respectively, representing approximately 50% and 48% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended March 31, 2020, compared to March 31, 2019
Rental Revenues
Rental revenues were $54,110,000 in the quarter ended March 31, 2020, compared to $56,778,000 in the prior year’s quarter, a decrease of $2,668,000. This decrease was primarily due to a retail tenant vacancy at our 731 Lexington Avenue property.
Operating Expenses
Operating expenses were $21,753,000 in the quarter ended March 31, 2020, compared to $21,849,000 in the prior year’s quarter, a decrease of $96,000.
Depreciation and Amortization
Depreciation and amortization was $7,909,000 in the quarter ended March 31, 2020, compared to $7,828,000 in the prior year’s quarter, an increase of $81,000.
General and Administrative Expenses
General and administrative expenses were $1,451,000 in the quarter ended March 31, 2020, compared to $1,245,000 in the prior year’s quarter, an increase of $206,000. This increase was primarily due to higher professional fees.
Interest and Other Income, net
Interest and other income, net was $1,543,000 in the quarter ended March 31, 2020, compared to $2,130,000 in the prior year’s quarter, a decrease of $587,000. This decrease was primarily due to $860,000 of lower interest income due to a decrease in average interest rates, partially offset by $261,000 of higher interest income due to an increase in average investment balances.
Interest and Debt Expense
Interest and debt expense was $8,573,000 in the quarter ended March 31, 2020, compared to $10,159,000 in the prior year’s quarter, a decrease of $1,586,000. This decrease was primarily due to $2,045,000 of lower interest due to a decrease in LIBOR, partially offset by $512,000 of higher interest expense due to an increase in average debt balances.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $11,395,000 in the quarter ended March 31, 2020, resulting from The Macerich Company’s (“Macerich”) closing share prices of $5.63 and $26.92 as of March 31, 2020 and December 31, 2019, respectively, on 535,265 shares owned. Change in fair value of marketable securities was income of $38,000 in the prior year’s quarter, resulting from Macerich’s closing share prices of $43.35 and $43.28 as of March 31, 2019 and December 31, 2018, respectively, on 535,265 shares owned.

Liquidity and Capital Resources
Cash Flows
Rental revenue is our primary source of cash flow and is dependent on a number of factors, including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders. As of April 30, 2020, we have rent receivables due from retail tenants representing approximately 12% of total monthly revenue. While we believe our tenants are required to pay rent under their leases, we are considering temporary rent relief on a case-by-case basis. Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

As of March 31, 2020, we have $457,660,000 of liquidity comprised of $454,646,000 of cash and cash equivalents and restricted cash and $3,014,000 of marketable securities. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows are evolving rapidly and cannot be predicted at this time but that impact could be material. Consequently, we will continue to evaluate our liquidity and financial position on an ongoing basis.
Three Months Ended March 31, 2020
Cash and cash equivalents and restricted cash were $454,646,000 as of March 31, 2020, compared to $313,977,000 as of December 31, 2019, an increase of $140,669,000. This increase resulted from (i) $122,595,000 of net cash provided by financing activities and (ii) $25,035,000 of net cash provided by operating activities, partially offset by (iii) $6,961,000 of net cash used in investing activities.
Net cash provided by financing activities of $122,595,000 was primarily comprised of proceeds from the reduction of our participation in our Rego Park II mortgage loan of $145,708,000, partially offset by dividends paid of $23,034,000.
Net cash provided by operating activities of $25,035,000 was comprised of (i) net income of $4,572,000 and (ii) adjustments for non-cash items of $22,532,000, partially offset by (iii) the net change in operating assets and liabilities of $2,069,000. The adjustments for non-cash items were comprised of (i) the change in fair value of marketable securities of $11,395,000, (ii) depreciation and amortization (including amortization of debt issuance costs) of $9,202,000 and (iii) straight-lining of rental income of $1,935,000.
Net cash used in investing activities was comprised of construction in progress and real estate additions of $6,961,000.
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
Net cash provided by operating activities of $48,083,000 was comprised of (i) net income of $17,865,000, (ii) adjustments for non-cash items of $9,725,000 and (iii) the net change in operating assets and liabilities of $20,493,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $9,118,000 and (ii) straight-lining of rental income of $645,000, partially offset by (iii) the change in fair value of marketable securities of $38,000.
Net cash used in financing activities was comprised of dividends paid of $23,028,000.
Net cash used in investing activities was comprised of construction in progress and real estate additions of $1,816,000.

Liquidity and Capital Resources - continued
Commitments and Contingencies
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
Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease contains a purchase option in October 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures in October 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
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

Liquidity and Capital Resources - continued
Kings Plaza Transfer Tax
In 2012, we sold the Kings Plaza Regional Shopping Center (“Kings Plaza”) and paid real property transfer taxes to New York City in connection with the sale. In 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional New York City real property transfer tax amount, including interest.
In 2014, in a case with similar facts, the NYC DOF issued a Notice of Determination to a Vornado joint venture assessing an additional New York City real property transfer tax amount, including interest. In January 2017, a New York City administrative law judge made a determination upholding the Vornado joint venture’s position that such additional real property transfer taxes were not due. On February 16, 2018, the New York City Tax Appeals Tribunal (the “Tribunal”) overturned the January 2017 determination. The Vornado joint venture appealed the Tribunal’s decision to the Appellate Division of the Supreme Court of the
State of New York and on April 25, 2019, the Tribunal’s decision was unanimously upheld. The Vornado joint venture filed a motion to reargue the Appellate Division’s decision or for leave to appeal to the New York State Court of Appeals. On December 12, 2019, that motion was denied and the case can no longer be appealed. Based on the precedent of the Tribunal’s decision, we paid the potential additional real property transfer taxes of $23,797,000 ($15,874,000 of real property transfer tax and $7,923,000 of interest) on April 5, 2018. We are currently evaluating our options relating to this matter.
Tenant Matter
On January 24, 2020, Kohl’s subleased its store at our Rego Park I shopping center to At Home and remains obligated under its 133,000 square foot lease which expires in January 2031.
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of March 31, 2020.
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
FFO (non-GAAP) for the three months ended March 31, 2020 and 2019
FFO (non-GAAP) for the quarter ended March 31, 2020 was $23,744,000, or $4.64 per diluted share, compared to $25,531,000, or $4.99 per diluted share in the prior year’s quarter.
The following table reconciles our net income to FFO (non-GAAP):

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2020	2019
Net income	$4,572	$17,865
Depreciation and amortization of real property	7,777	7,704
Change in fair value of marketable securities	11,395	(38)
FFO (non-GAAP)	$23,744	$25,531

FFO per diluted share (non-GAAP)	$4.64	$4.99

Weighted average shares used in computing FFO per diluted share	5,118,698	5,117,347

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2020			2019
(Amounts in thousands, except per share amounts)	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$1,052,544	2.13%	$10,525	$906,836	2.85%
Fixed Rate	68,000	4.72%	—	68,000	4.72%
	$1,120,544	2.29%	$10,525	$974,836	2.98%

Total effect on diluted earnings per share			$2.06
As of March 31, 2020, we have an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of March 31, 2020 and December 31, 2019, the estimated fair value of our mortgages payable was $1,107,000,000 and $974,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

Except as set forth below, there were no material changes to the “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

Our business, financial condition, results of operations and cash flows have been and are expected to continue to be adversely affected by the recent COVID-19 pandemic and the impact could be material to us.

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York and New Jersey, have implemented stay-at-home orders for all “non-essential” business and activity in an aggressive effort to curb the spread of the virus. Consequently, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.

Our properties, which are all located in the greater New York City metropolitan area, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to help curb the spread.

•
Based on their percentage of the Company’s monthly revenue, approximately 21% of our retail tenants have closed their stores and approximately 12% have not paid their April 2020 rent. While we believe our tenants are required to pay rent under their leases, we are considering temporary rent relief on a case-by-case basis.

•	The office space at our 731 Lexington Avenue property remains open and our tenant, Bloomberg L.P. (“Bloomberg”) continues to pay rent.

•	Rent collections at our residential property, The Alexander apartment tower, have not been significantly impacted to date.

•	Because certain of our redevelopment projects are deemed “non-essential,” they have been temporarily paused due to New York State executive orders.

Numerous Federal, state, local and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent. Certain of our tenants may incur significant costs or losses as a result of the COVID-19 pandemic and/or incur other liabilities related to shelter-in-place orders, quarantines, infection or other related factors.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market or other disruptions worldwide. Conditions in the bank lending, capital and other financial markets may deteriorate as a result of the pandemic, our access to capital and other sources of funding may become constrained and the ratios of our debt to asset values may deteriorate, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global, national, regional and local economic conditions as a result of the pandemic may ultimately decrease occupancy and/or rent levels across our portfolio as tenants reduce or defer their spending, which may result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our stockholders and the impact could be material. In addition, the value of our real estate assets may decline, which may result in non-cash impairment charges in future periods and the impact could be material. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. The potential effects of COVID-19 also could impact many of our risk factors included in our 2019 Form 10-K. However, the potential impact remains uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
10.1	-	First Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender

10.2	-	Amendment and Reaffirmation of Guaranty and Environmental Indemnity Agreement, dated February 14, 2020, by and between Alexander’s, Inc., as Guarantor, and Bank of China, New York Branch, as Lender

10.3	-
Second Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated February 14, 2020, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101	-
The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: May 4, 2020	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)