Form 10-Q
period 2020-06-30
ALEXANDERS INC
filed 2020-08-03
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2020, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	June 30, 2020	December 31, 2019
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	986,398	984,053
Development and construction in progress	22,724	12,318
Total	1,054,093	1,041,342
Accumulated depreciation and amortization	(337,534)	(324,499)
Real estate, net	716,559	716,843
Cash and cash equivalents	441,905	298,063
Restricted cash	11,360	15,914
Marketable securities	5,065	14,409
Tenant and other receivables	7,716	6,092
Receivable arising from the straight-lining of rents	157,556	166,376
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $30,771 and $32,374, respectively	39,035	41,123
Other assets	4,966	6,691
	$1,384,162	$1,265,511

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,118,813	$970,961
Amounts due to Vornado	996	1,426
Accounts payable and accrued expenses	31,844	31,756
Other liabilities	7,538	7,853
Total liabilities	1,159,191	1,011,996

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	32,965	32,365
Retained earnings	187,229	216,394
Accumulated other comprehensive loss	(28)	(49)
	225,339	253,883
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	224,971	253,515
	$1,384,162	$1,265,511

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Rental revenues	$45,478	$55,932	$99,588	$112,710
EXPENSES
Operating, including fees to Vornado of $1,235, $1,371, $2,618 and $2,620 respectively	(19,778)	(21,667)	(41,531)	(43,516)
Depreciation and amortization	(7,633)	(7,869)	(15,542)	(15,697)
General and administrative, including management fees to Vornado of $595 and $1,190 in each three and six month period, respectively	(2,111)	(1,893)	(3,562)	(3,138)
Total expenses	(29,522)	(31,429)	(60,635)	(62,351)

Interest and other income, net	710	2,223	2,253	4,353
Interest and debt expense	(6,172)	(10,165)	(14,745)	(20,324)
Change in fair value of marketable securities	1,837	(5,278)	(9,558)	(5,240)
Net income	$12,331	$11,283	$16,903	$29,148

Net income per common share - basic and diluted	$2.41	$2.20	$3.30	$5.70

Weighted average shares outstanding	5,120,548	5,118,030	5,119,623	5,117,690
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$12,331	$11,283	$16,903	$29,148
Other comprehensive (loss) income:
Change in fair value of interest rate cap	(4)	19	21	32
Comprehensive income	$12,327	$11,302	$16,924	$29,180
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Three Months Ended June 30, 2020
Balance, March 31, 2020	5,173	$5,173	$32,365	$197,932	$(24)	$(368)	$235,078
Net income	—	—	—	12,331	—	—	12,331
Dividends paid ($4.50 per common share)	—	—	—	(23,034)	—	—	(23,034)
Change in fair value of interest rate cap	—	—	—	—	(4)	—	(4)
Deferred stock unit grants	—	—	600	—	—	—	600
Balance, June 30, 2020	5,173	$5,173	$32,965	$187,229	$(28)	$(368)	$224,971

Three Months Ended June 30, 2019
Balance, March 31, 2019	5,173	$5,173	$31,971	$243,280	$(114)	$(368)	$279,942
Net income	—	—	—	11,283	—	—	11,283
Dividends paid ($4.50 per common share)	—	—	—	(23,028)	—	—	(23,028)
Change in fair value of interest rate cap	—	—	—	—	19	—	19
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, June 30, 2019	5,173	$5,173	$32,365	$231,535	$(95)	$(368)	$268,610

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Six Months Ended June 30, 2020
Balance, December 31, 2019	5,173	$5,173	$32,365	$216,394	$(49)	$(368)	$253,515
Net income	—	—	—	16,903	—	—	16,903
Dividends paid ($9.00 per common share)	—	—	—	(46,068)	—	—	(46,068)
Change in fair value of interest rate cap	—	—	—	—	21	—	21
Deferred stock unit grants	—	—	600	—	—	—	600
Balance, June 30, 2020	5,173	$5,173	$32,965	$187,229	$(28)	$(368)	$224,971

Six Months Ended June 30, 2019
Balance, December 31, 2018	5,173	$5,173	$31,971	$248,443	$(127)	$(368)	$285,092
Net income	—	—	—	29,148	—	—	29,148
Dividends paid ($9.00 per common share)	—	—	—	(46,056)	—	—	(46,056)
Change in fair value of interest rate cap	—	—	—	—	32	—	32
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, June 30, 2019	5,173	$5,173	$32,365	$231,535	$(95)	$(368)	$268,610
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net income	$16,903	$29,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	17,792	18,278
Straight-lining of rental income	8,820	1,313
Write-off of tenant receivables	1,022	—
Stock-based compensation	600	394
Change in fair value of marketable securities	9,558	5,240
Dividends received in stock	(214)	—
Changes in operating assets and liabilities:
Tenant and other receivables	(2,646)	(652)
Other assets	1,687	(2,054)
Amounts due to Vornado	(692)	2,679
Accounts payable and accrued expenses	241	(3,246)
Other liabilities	(315)	(302)
Net cash provided by operating activities	52,756	50,798

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(13,009)	(4,901)
Net cash used in investing activities	(13,009)	(4,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(46,068)	(46,056)
Debt issuance costs	(99)	(14)
Proceeds from borrowing	145,708	—
Net cash provided by (used in) financing activities	99,541	(46,070)

Net increase (decrease) in cash and cash equivalents and restricted cash	139,288	(173)
Cash and cash equivalents and restricted cash at beginning of period	313,977	289,495
Cash and cash equivalents and restricted cash at end of period	$453,265	$289,322

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$298,063	$283,056
Restricted cash at beginning of period	15,914	6,439
Cash and cash equivalents and restricted cash at beginning of period	$313,977	$289,495

Cash and cash equivalents at end of period	$441,905	$283,948
Restricted cash at end of period	11,360	5,374
Cash and cash equivalents and restricted cash at end of period	$453,265	$289,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$13,510	$18,107

NON-CASH TRANSACTIONS
Liability for real estate additions, including $269 and $29 for development fees due to Vornado in 2020 and 2019, respectively	$3,289	$791
Write-off of fully amortized and/or depreciated assets	367	—
Lease liability arising from the recognition of right-of-use asset	—	5,428
Reclassification of prepaid real estate taxes to construction in progress for property in redevelopment	—	1,466

See notes to consolidated financial statements (unaudited).

1.	Organization
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
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York and New Jersey, implemented stay-at-home orders for all “non-essential” business and activity in an aggressive effort to curb the spread of the virus. In June 2020, the New York City metropolitan area began a phased re-opening of the businesses that were previously ordered to close, with limitations on occupancy and certain other restrictions. It is uncertain as to how long these restrictions will continue or if additional restrictions or closures will be imposed. As a result of the COVID-19 pandemic, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.
Our properties, which are all located in the greater New York City metropolitan area, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to help curb the spread of the virus. Other than grocery stores and other “essential” businesses, all of our retail tenants closed their stores in March 2020 and although substantially all have re-opened in the latter part of June 2020, when the phased re-opening began, there are limitations on occupancy and other restrictions that limit their ability to resume full operations. Because certain of our redevelopment projects are deemed “non-essential,” they were temporarily paused in March 2020 due to New York State executive orders and resumed under updated safety guidelines once the orders were lifted in June 2020.
In limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. We have made the policy election available to us based on the Financial Accounting Standards Board’s (“FASB”) guidance for leases during the COVID-19 pandemic, which allows us to continue recognizing rental revenue for rent deferral agreements and to recognize rent abatements as a reduction to rental revenue in the period granted. See Note 4 - Recently Issued Accounting Literature for additional information.
Overall, we have collected approximately 89% of rent billed for the quarter ended June 30, 2020 (92% including rent deferrals under agreements which generally require repayment in monthly installments over a period of time not to exceed twelve months), including 100% for our office tenant, approximately 76% for our retail tenants (83% including rent deferrals) and approximately 96% for our residential tenants.
Based on our assessment of the probability of collecting the rent for certain tenants, we have written off as uncollectible $1,022,000 resulting in a reduction of rental revenues during the three and six months ended June 30, 2020. In addition, we have written off receivables arising from the straight-lining of rents of $4,247,000 related to these tenants resulting in a reduction of rental revenues during the three and six months ended June 30, 2020. Prospectively, revenue recognition for these tenants will be based on actual amounts received.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.	Basis of Presentation - continued
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.
We operate in one reportable segment.

4.	Recently Issued Accounting Literature

In March 2020, the FASB issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We are currently evaluating the impact of the guidance and our options related to the practical expedients.

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications when total cash flows resulting from the modified contract are “substantially the same or less” than the cash flows in the original contract. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. During the three months ended June 30, 2020, in limited circumstances, we granted temporary rent deferrals and rent abatements to certain tenants. We have made a policy election in accordance with the Staff Q&A allowing us to not account for these rent concessions as lease modifications. Accordingly, rent abatements are recognized as reductions to “rental revenues” during the period in which they were granted. Rent deferrals result in an increase to “tenant and other receivables” during the deferral period with no impact on rental revenue recognition. For any concessions that do not meet the guidance contained in the Q&A, the modification guidance in accordance with ASC 842 will be applied. See Note 2 - COVID-19 Pandemic for further details.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	Revenue Recognition - continued

The following is a summary of revenue sources for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Lease revenues	$44,099	$53,834	$96,085	$108,330
Parking revenue	636	1,361	1,940	2,856
Tenant services	743	737	1,563	1,524
Rental revenues	$45,478	$55,932	$99,588	$112,710

The components of lease revenues for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Fixed lease revenues	$33,590	$35,903	$67,739	$71,632
Variable lease revenues	10,509	17,931	28,346	36,698
Lease revenues	$44,099	$53,834	$96,085	$108,330

Bloomberg accounted for revenue of $53,180,000 and $53,676,000 for the six months ended June 30, 2020 and 2019, respectively, representing approximately 53% and 48% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

6.	Related Party Transactions
Vornado
As of June 30, 2020, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $334,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. Vornado is also entitled to a development fee equal to 6% of development costs, as defined.
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
We also have agreements with Building Maintenance Services LLC, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our 731 Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties and The Alexander apartment tower.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.	Related Party Transactions - continued
The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Company management fees	$700	$700	$1,400	$1,400
Development fees	122	5	268	29
Leasing fees	9	2,017	59	2,746
Property management, cleaning, engineering and security fees	1,139	1,297	2,445	2,444
	$1,970	$4,019	$4,172	$6,619

As of June 30, 2020, the amounts due to Vornado were $659,000 for management, property management, cleaning, engineering and security fees and $337,000 for development fees. As of December 31, 2019, the amounts due to Vornado were $795,000 for management, property management, cleaning, engineering and security fees; $563,000 for leasing fees; and $68,000 for development fees.

7.	Marketable Securities
As of June 30, 2020 and December 31, 2019, we owned 564,612 and 535,265 common shares, respectively, of The Macerich Company (“Macerich”) (NYSE: MAC). The increase in shares owned was due to a dividend received in stock from Macerich during the three months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, the fair value of these shares was $5,065,000 and $14,409,000, respectively, based on Macerich’s closing share price of $8.97 per share and $26.92 per share, respectively. These shares are presented at fair value as “marketable securities” on our consolidated balance sheets and the gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

8.	Mortgages Payable

On December 12, 2018, we completed a refinancing of our Rego Park II shopping center in the amount of $252,544,000. The loan is at LIBOR plus 1.35% (1.53% as of June 30, 2020) and matures in December 2025. As of December 31, 2019, we had a participation in the mortgage in the amount of $195,708,000 which for GAAP purposes was netted against the mortgage balance. On February 14, 2020, we reduced our participation in the mortgage loan to $50,000,000 and received cash proceeds of approximately $145,000,000. Therefore, the balance sheet amount of the mortgage loan was $202,544,000 and $56,836,000 as of June 30, 2020 and December 31, 2019, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.	Mortgages Payable - continued
The following is a summary of our outstanding mortgages payable as of June 30, 2020 and December 31, 2019. We may refinance our maturing debt as it comes due or choose to pay it down.

			Balance at
(Amounts in thousands)	Maturity	Interest Rate at June 30, 2020	June 30, 2020	December 31, 2019
First mortgages secured by:
731 Lexington Avenue, retail condominium(1)	Aug. 05, 2020	1.57%	$350,000	$350,000
Paramus	Oct. 04, 2021	4.72%	68,000	68,000
731 Lexington Avenue, office condominium(2)	Jun. 11, 2024	1.09%	500,000	500,000
Rego Park II shopping center(3)	Dec. 12, 2025	1.53%	202,544	56,836
Total			1,120,544	974,836
Deferred debt issuance costs, net of accumulated amortization of $16,605 and $14,362, respectively			(1,731)	(3,875)
			$1,118,813	$970,961

(1)	Interest at LIBOR plus 1.40%. This loan matures on August 5, 2020; we are in discussions with the lender.

(2)	Interest at LIBOR plus 0.90%. Maturity represents the extended maturity based on our unilateral right to extend.

(3)	Interest at LIBOR plus 1.35%. The amount of this loan is net of our loan participation of $50,000 and $195,708 as of June 30, 2020 and December 31, 2019, respectively.

9.	Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Our 2016 Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.
In May 2020, we granted each of the members of our Board of Directors 329 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. In addition, 876 DSUs, constituting an initial award with a market value of $200,000, were granted to a newly appointed Director. The grant date fair value of this award was $150,000 in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of June 30, 2020, there were 14,916 DSUs outstanding and 490,871 shares were available for future grant under the Plan.

10.	Fair Value Measurements

ASC Topic 820, Fair Value Measurement (“ASC 820”) defines fair value and establishes a framework for measuring fair value. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheets as of June 30, 2020 and December 31, 2019, consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of June 30, 2020 and December 31, 2019. There were no financial liabilities measured at fair value as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$5,065	$5,065	$—	$—

	As of December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$14,409	$14,409	$—	$—

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020		As of December 31, 2019
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$406,109	$406,109	$263,688	$263,688
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,120,544	$1,098,000	$974,836	$974,000

11.	Commitments and Contingencies
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which the first $1,000,000 includes communicable disease coverage, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.
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
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of June 30, 2020.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2020	2019	2020	2019
Net income	$12,331	$11,283	$16,903	$29,148

Weighted average shares outstanding – basic and diluted	5,120,548	5,118,030	5,119,623	5,117,690

Net income per common share – basic and diluted	$2.41	$2.20	$3.30	$5.70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2020, the related consolidated statements of income, comprehensive income and changes in equity, for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 3, 2020

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
Currently, one of the most significant factors is the ongoing adverse effect of the novel strain of coronavirus (“COVID-19”) pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, which are highly uncertain at this time, but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in “Item 1A. – Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risks set forth herein.
For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, “Item 1A. – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and “Item 1A. – Risk Factors” in this Quarterly Report on Form 10-Q. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2020 and 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the six months ended June 30, 2020, there were no material changes to these policies.

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

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York and New Jersey, implemented stay-at-home orders for all “non-essential” business and activity in an aggressive effort to curb the spread of the virus. In June 2020, the New York City metropolitan area began a phased re-opening of the businesses that were previously ordered to close, with limitations on occupancy and certain other restrictions. It is uncertain as to how long these restrictions will continue or if additional restrictions or closures will be imposed. As a result of the COVID-19 pandemic, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.
Our properties, which are all located in the greater New York City metropolitan area, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to help curb the spread of the virus. Other than grocery stores and other “essential” businesses, all of our retail tenants closed their stores in March 2020 and although substantially all have re-opened in the latter part of June 2020, when the phased re-opening began, there are limitations on occupancy and other restrictions that limit their ability to resume full operations. Because certain of our redevelopment projects are deemed “non-essential,” they were temporarily paused in March 2020 due to New York State executive orders and resumed under updated safety guidelines once the orders were lifted in June 2020.
In limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. We have made the policy election available to us based on the Financial Accounting Standards Board’s (“FASB”) guidance for leases during the COVID-19 pandemic, which allows us to continue recognizing rental revenue for rent deferral agreements and to recognize rent abatements as a reduction to rental revenue in the period granted. See Note 4 - Recently Issued Accounting Literature for additional information.
Overall, we have collected approximately 89% of rent billed for the quarter ended June 30, 2020 (92% including rent deferrals under agreements which generally require repayment in monthly installments over a period of time not to exceed twelve months), including 100% for our office tenant, approximately 76% for our retail tenants (83% including rent deferrals) and approximately 96% for our residential tenants.
Based on our assessment of the probability of collecting the rent for certain tenants, we have written off as uncollectible $1,022,000 resulting in a reduction of rental revenues during the three and six months ended June 30, 2020. In addition, we have written off receivables arising from the straight-lining of rents of $4,247,000 related to these tenants resulting in a reduction of rental revenues during the three and six months ended June 30, 2020. Prospectively, revenue recognition for these tenants will be based on actual amounts received.

Overview - continued
Quarter Ended June 30, 2020 Financial Results Summary
Net income for the quarter ended June 30, 2020 was $12,331,000, or $2.41 per diluted share, compared to $11,283,000, or $2.20 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended June 30, 2020 was $17,995,000, or $3.51 per diluted share, compared to $24,305,000 or $4.75 per diluted share in the prior year’s quarter.
Six Months Ended June 30, 2020 Financial Results Summary
Net income for the six months ended June 30, 2020 was $16,903,000, or $3.30 per diluted share, compared to $29,148,000, or $5.70 per diluted share in the prior year’s six months.
FFO (non-GAAP) for the six months ended June 30, 2020 was $41,739,000, or $8.15 per diluted share, compared to $49,836,000 or $9.74 per diluted share in the prior year’s six months.
Square Footage, Occupancy and Leasing Activity
As of June 30, 2020, our portfolio was comprised of seven properties aggregating 2,449,000 square feet, of which 2,254,000 square feet was in service and 195,000 square feet (the former Sears space at our Rego Park I property) was out of service for redevelopment. The in service square feet was 97% occupied as of June 30, 2020.
Significant Tenant
Bloomberg accounted for revenue of $53,180,000 and $53,676,000 for the six months ended June 30, 2020 and 2019, respectively, representing approximately 53% and 48% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended June 30, 2020, compared to June 30, 2019
Rental Revenues
Rental revenues were $45,478,000 in the quarter ended June 30, 2020, compared to $55,932,000 in the prior year’s quarter, a decrease of $10,454,000. This decrease was primarily due to (i) $4,247,000 from the write-off of receivables arising from the straight-lining of rents from certain of our retail tenants, (ii) $2,999,000 from retail tenant vacancies at our 731 Lexington Avenue property and (iii) $1,022,000 of lower rental income from certain of our retail tenants which were deemed uncollectible.
Operating Expenses
Operating expenses were $19,778,000 in the quarter ended June 30, 2020, compared to $21,667,000 in the prior year’s quarter, a decrease of $1,889,000. This decrease was primarily due to lower reimbursable operating expenses.
Depreciation and Amortization
Depreciation and amortization was $7,633,000 in the quarter ended June 30, 2020, compared to $7,869,000 in the prior year’s quarter, a decrease of $236,000.
General and Administrative Expenses
General and administrative expenses were $2,111,000 in the quarter ended June 30, 2020, compared to $1,893,000 in the prior year’s quarter, an increase of $218,000. This increase was primarily due to higher stock-based compensation expense in connection with the fair value of deferred stock units granted to a newly appointed member of our Board of Directors during the second quarter of 2020, comprised of an initial award of $150,000 and a $56,000 annual award.
Interest and Other Income, net
Interest and other income, net was $710,000 in the quarter ended June 30, 2020, compared to $2,223,000 in the prior year’s quarter, a decrease of $1,513,000. This decrease was primarily due to $1,517,000 of lower interest income due to a decrease in average interest rates.
Interest and Debt Expense
Interest and debt expense was $6,172,000 in the quarter ended June 30, 2020, compared to $10,165,000 in the prior year’s quarter, a decrease of $3,993,000. This decrease was primarily due to $4,400,000 of lower interest expense due to a decrease in LIBOR, partially offset by $612,000 of higher interest expense due to an increase in average debt balances.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $1,837,000 in the quarter ended June 30, 2020, consisting of $1,788,000 resulting from an increase in The Macerich Company’s (“Macerich”) share price of $3.34 on 535,265 shares owned and $49,000 resulting from an increase in Macerich’s share price of $1.67 on 29,347 shares owned. Change in fair value of marketable securities was an expense of $5,278,000 in the prior year’s quarter, resulting from a decrease in Macerich’s share price of $9.86 on 535,265 shares owned.

Results of Operations – Six Months Ended June 30, 2020, compared to June 30, 2019
Rental Revenues
Rental revenues were $99,588,000 in the six months ended June 30, 2020, compared to $112,710,000 in the prior year’s six months, a decrease of $13,122,000. This decrease was primarily due to (i) $6,012,000 from retail tenant vacancies at our 731 Lexington Avenue property, (ii) $4,314,000 from the write-off of receivables arising from the straight-lining of rents from certain of our retail tenants and (iii) $1,022,000 of lower rental income from certain of our retail tenants which were deemed uncollectible.
Operating Expenses
Operating expenses were $41,531,000 in the six months ended June 30, 2020, compared to $43,516,000 in the prior year’s six months, a decrease of $1,985,000. This decrease was primarily due to lower reimbursable operating expenses.
Depreciation and Amortization
Depreciation and amortization was $15,542,000 in the six months ended June 30, 2020, compared to $15,697,000 in the prior year’s six months, a decrease of $155,000.
General and Administrative Expenses
General and administrative expenses were $3,562,000 in the six months ended June 30, 2020, compared to $3,138,000 in the prior year’s six months, an increase of $424,000. This increase was primarily due to higher stock-based compensation expense in connection with the fair value of deferred stock units granted to a newly appointed member of our Board of Directors during the second quarter of 2020, comprised of an initial award of $150,000 and a $56,000 annual award and $183,000 due to higher professional fees.
Interest and Other Income, net
Interest and other income, net was $2,253,000 in the six months ended June 30, 2020, compared to $4,353,000 in the prior year’s six months, a decrease of $2,100,000. This decrease was primarily due to $2,404,000 of lower interest income due to a decrease in average interest rates, partially offset by $433,000 of higher interest income due to an increase in average investment balances.
Interest and Debt Expense
Interest and debt expense was $14,745,000 in the six months ended June 30, 2020, compared to $20,324,000 in the prior year’s six months, a decrease of $5,579,000. This decrease was primarily due to $6,525,000 of lower interest expense due to a decrease in LIBOR, partially offset by $1,204,000 of higher interest expense due to an increase in average debt balances.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $9,558,000 in the six months ended June 30, 2020, consisting of $9,607,000 resulting from a decrease in Macerich’s share price of $17.95 on 535,265 shares owned, partially offset by $49,000 resulting from an increase in Macerich’s share price of $1.67 on 29,347 shares owned. Change in fair value of marketable securities was an expense of $5,240,000 in the prior year’s six months, resulting from a decrease in Macerich’s share price of $9.79 on 535,265 shares owned.

Liquidity and Capital Resources
Cash Flows
Rental revenue is our primary source of cash flow and is dependent on a number of factors, including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders. As a result of the COVID-19 pandemic, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. Overall, we have collected approximately 89% of rent billed for the quarter ended June 30, 2020 (92% including rent deferrals under agreements which generally require repayment in monthly installments over a period of time not to exceed twelve months), including 100% for our office tenant, approximately 76% for our retail tenants (83% including rent deferrals) and approximately 96% for our residential tenants. Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

As of June 30, 2020, we have $458,330,000 of liquidity comprised of $453,265,000 of cash and cash equivalents and restricted cash and $5,065,000 of marketable securities. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us. The non-recourse mortgage loan for the retail condominiums of our 731 Lexington Avenue property matures on August 5, 2020; we are in discussions with the lender. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows are evolving rapidly and cannot be predicted at this time but that impact could be material. Consequently, we will continue to evaluate our liquidity and financial position on an ongoing basis.
Six Months Ended June 30, 2020
Cash and cash equivalents and restricted cash were $453,265,000 as of June 30, 2020, compared to $313,977,000 as of December 31, 2019, an increase of $139,228,000. This increase resulted from (i) $99,541,000 of net cash provided by financing activities and (ii) $52,756,000 of net cash provided by operating activities, partially offset by (iii) $13,009,000 of net cash used in investing activities.
Net cash provided by financing activities of $99,541,000 was primarily comprised of proceeds from the reduction of our participation in our Rego Park II mortgage loan of $145,708,000, partially offset by dividends paid of $46,068,000.
Net cash provided by operating activities of $52,756,000 was comprised of (i) net income of $16,903,000 and (ii) adjustments for non-cash items of $37,578,000, partially offset by (iii) the net change in operating assets and liabilities of $1,725,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $17,792,000, (ii) the change in fair value of marketable securities of $9,558,000, (iii) straight-lining of rental income of $8,820,000, (iv) write-off of tenant receivables of $1,022,000 and (v) stock based compensation expense of $600,000, partially offset by (vi) $214,000 of dividends received in stock from Macerich.
Net cash used in investing activities was comprised of construction in progress and real estate additions of $13,009,000.
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
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which the first $1,000,000 includes communicable disease coverage, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties.
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
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of June 30, 2020.
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
FFO (non-GAAP) for the three and six months ended June 30, 2020 and 2019
FFO (non-GAAP) for the quarter ended June 30, 2020 was $17,995,000, or $3.51 per diluted share, compared to $24,305,000, or $4.75 per diluted share in the prior year’s quarter.
FFO (non-GAAP) for the six months ended June 30, 2020 was $41,739,000, or $8.15 per diluted share, compared to $49,836,000, or $9.74 per diluted share in the prior year’s six months.
The following table reconciles our net income to FFO (non-GAAP):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2020	2019	2020	2019
Net income	$12,331	$11,283	$16,903	$29,148
Depreciation and amortization of real property	7,501	7,744	15,278	15,448
Change in fair value of marketable securities	(1,837)	5,278	9,558	5,240
FFO (non-GAAP)	$17,995	$24,305	$41,739	$49,836

FFO per diluted share (non-GAAP)	$3.51	$4.75	$8.15	$9.74

Weighted average shares used in computing FFO per diluted share	5,120,548	5,118,030	5,119,623	5,117,690

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2020			2019
(Amounts in thousands, except per share amounts)	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$1,052,544	1.33%	$10,525	$906,836	2.85%
Fixed Rate	68,000	4.72%	—	68,000	4.72%
	$1,120,544	1.54%	$10,525	$974,836	2.98%

Total effect on diluted earnings per share			$2.06
As of June 30, 2020, we have an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of June 30, 2020 and December 31, 2019, the estimated fair value of our mortgages payable was $1,098,000 and $974,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

Except as set forth below, there were no material changes to the “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Our business, financial condition, results of operations and cash flows have been and are expected to continue to be adversely affected by the recent COVID-19 pandemic and the impact could be material to us.
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York and New Jersey, implemented stay-at-home orders for all “non-essential” business and activity in an aggressive effort to curb the spread of the virus. In June 2020, the New York City metropolitan area began a phased re-opening of the businesses that were previously ordered to close, with limitations on occupancy and certain other restrictions. It is uncertain as to how long these restrictions will continue or if additional restrictions or closures will be imposed. As a result of the COVID-19 pandemic, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.
Our properties, which are all located in the greater New York City metropolitan area, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to help curb the spread of the virus. Other than grocery stores and other “essential” businesses, all of our retail tenants closed their stores in March 2020 and although substantially all have re-opened in the latter part of June 2020, when the phased re-opening began, there are limitations on occupancy and other restrictions that limit their ability to resume full operations. Because certain of our redevelopment projects are deemed “non-essential,” they were temporarily paused in March 2020 due to New York State executive orders and resumed under updated safety guidelines once the orders were lifted in June 2020.
In limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. Overall, we have collected approximately 89% of rent billed for the quarter ended June 30, 2020 (92% including rent deferrals under agreements which generally require repayment in monthly installments over a period of time not to exceed twelve months), including 100% for our office tenant, approximately 76% for our retail tenants (83% including rent deferrals) and approximately 96% for our residential tenants.

Numerous Federal, state, local and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent. Certain of our tenants may incur significant costs or losses as a result of the COVID-19 pandemic and/or incur other liabilities related to shelter-in-place orders, quarantines, infection or other related factors.

Item 1A.	Risk Factors - continued

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market or other disruptions worldwide. Conditions in the bank lending, capital and other financial markets may deteriorate as a result of the pandemic, our access to capital and other sources of funding may become constrained and the ratios of our debt to asset values may deteriorate, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global, national, regional and local economic conditions as a result of the pandemic may ultimately decrease occupancy and/or rent levels across our portfolio as tenants reduce or defer their spending, which may result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our stockholders and the impact could be material. In addition, the value of our real estate assets may decline, which may result in non-cash impairment charges in future periods and the impact could be material. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak and governmental responses thereto, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the ultimate effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. The potential effects of COVID-19 also could impact many of our risk factors included in our 2019 Form 10-K. However, the potential impact remains uncertain.

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
The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: August 3, 2020	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)