Form 10-Q
period 2020-09-30
ALEXANDERS INC
filed 2020-11-02
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 30, 2020, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	September 30, 2020	December 31, 2019
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	986,589	984,053
Development and construction in progress	33,437	12,318
Total	1,064,997	1,041,342
Accumulated depreciation and amortization	(343,984)	(324,499)
Real estate, net	721,013	716,843
Cash and cash equivalents	355,712	298,063
Restricted cash	14,066	15,914
Marketable securities	3,834	14,409
Tenant and other receivables	6,856	6,092
Receivable arising from the straight-lining of rents	148,070	166,376
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $30,073 and $32,374, respectively	38,097	41,123
Other assets	40,257	6,691
	$1,327,905	$1,265,511

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,066,403	$970,961
Amounts due to Vornado	1,178	1,426
Accounts payable and accrued expenses	44,435	31,756
Other liabilities	7,378	7,853
Total liabilities	1,119,394	1,011,996

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	32,965	32,365
Retained earnings	170,783	216,394
Accumulated other comprehensive loss	(42)	(49)
	208,879	253,883
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	208,511	253,515
	$1,327,905	$1,265,511

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Rental revenues	$43,499	$57,760	$143,087	$170,470
EXPENSES
Operating, including fees to Vornado of $1,177, $1,310, $3,795 and $3,930 respectively	(22,448)	(23,389)	(63,979)	(66,905)
Depreciation and amortization	(7,587)	(7,831)	(23,129)	(23,528)
General and administrative, including management fees to Vornado of $595 and $1,785 in each three and nine month period, respectively	(1,386)	(1,333)	(4,948)	(4,471)
Total expenses	(31,421)	(32,553)	(92,056)	(94,904)

Interest and other income, net	220	2,075	2,473	6,428
Interest and debt expense	(4,463)	(9,772)	(19,208)	(30,096)
Change in fair value of marketable securities	(1,231)	(1,017)	(10,789)	(6,257)
Net income	$6,604	$16,493	$23,507	$45,641

Net income per common share - basic and diluted	$1.29	$3.22	$4.59	$8.92

Weighted average shares outstanding	5,122,206	5,118,698	5,120,490	5,118,030
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$6,604	$16,493	$23,507	$45,641
Other comprehensive (loss) income:
Change in fair value of interest rate cap	(14)	22	7	54
Comprehensive income	$6,590	$16,515	$23,514	$45,695
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Three Months Ended September 30, 2020
Balance, June 30, 2020	5,173	$5,173	$32,965	$187,229	$(28)	$(368)	$224,971
Net income	—	—	—	6,604	—	—	6,604
Dividends paid ($4.50 per common share)	—	—	—	(23,050)	—	—	(23,050)
Change in fair value of interest rate cap	—	—	—	—	(14)	—	(14)
Balance, September 30, 2020	5,173	$5,173	$32,965	$170,783	$(42)	$(368)	$208,511

Three Months Ended September 30, 2019
Balance, June 30, 2019	5,173	$5,173	$32,365	$231,535	$(95)	$(368)	$268,610
Net income	—	—	—	16,493	—	—	16,493
Dividends paid ($4.50 per common share)	—	—	—	(23,034)	—	—	(23,034)
Change in fair value of interest rate cap	—	—	—	—	22	—	22
Balance, September 30, 2019	5,173	$5,173	$32,365	$224,994	$(73)	$(368)	$262,091

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Nine Months Ended September 30, 2020
Balance, December 31, 2019	5,173	$5,173	$32,365	$216,394	$(49)	$(368)	$253,515
Net income	—	—	—	23,507	—	—	23,507
Dividends paid ($13.50 per common share)	—	—	—	(69,118)	—	—	(69,118)
Change in fair value of interest rate cap	—	—	—	—	7	—	7
Deferred stock unit grants	—	—	600	—	—	—	600
Balance, September 30, 2020	5,173	$5,173	$32,965	$170,783	$(42)	$(368)	$208,511

Nine Months Ended September 30, 2019
Balance, December 31, 2018	5,173	$5,173	$31,971	$248,443	$(127)	$(368)	$285,092
Net income	—	—	—	45,641	—	—	45,641
Dividends paid ($13.50 per common share)	—	—	—	(69,090)	—	—	(69,090)
Change in fair value of interest rate cap	—	—	—	—	54	—	54
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, September 30, 2019	5,173	$5,173	$32,365	$224,994	$(73)	$(368)	$262,091
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net income	$23,507	$45,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	25,554	27,401
Straight-lining of rental income	18,306	1,950
Write-off of tenant receivables	4,122	—
Stock-based compensation	600	394
Change in fair value of marketable securities	10,789	6,257
Dividends received in stock	(214)	—
Changes in operating assets and liabilities:
Tenant and other receivables	(4,886)	(1,549)
Other assets	(33,731)	7,957
Amounts due to Vornado	(697)	3,981
Accounts payable and accrued expenses	12,646	8,375
Other liabilities	(475)	(454)
Net cash provided by operating activities	55,521	99,953

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(23,630)	(6,566)
Net cash used in investing activities	(23,630)	(6,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(69,118)	(69,090)
Debt issuance costs	(2,680)	(15)
Proceeds from borrowing	145,708	—
Debt repayments	(50,000)	—
Net cash provided by (used in) financing activities	23,910	(69,105)

Net increase in cash and cash equivalents and restricted cash	55,801	24,282
Cash and cash equivalents and restricted cash at beginning of period	313,977	289,495
Cash and cash equivalents and restricted cash at end of period	$369,778	$313,777

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$298,063	$283,056
Restricted cash at beginning of period	15,914	6,439
Cash and cash equivalents and restricted cash at beginning of period	$313,977	$289,495

Cash and cash equivalents at end of period	$355,712	$304,229
Restricted cash at end of period	14,066	9,548
Cash and cash equivalents and restricted cash at end of period	$369,778	$313,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$17,959	$26,898

NON-CASH TRANSACTIONS
Liability for real estate additions, including $456 and $18 for development fees due to Vornado in 2020 and 2019, respectively	$3,622	$233
Write-off of fully depreciated assets	457	—
Lease liability arising from the recognition of right-of-use asset	—	5,428
Reclassification of prepaid real estate taxes to construction in progress for property in redevelopment	—	1,466
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.Organization
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

2.COVID-19 Pandemic
Our business has been adversely affected by the ongoing COVID-19 pandemic. In March 2020, our “non-essential” retail tenants were ordered to temporarily close and although substantially all re-opened in the latter part of June 2020, there are limitations on occupancy and other restrictions that affect their ability to resume full operations.
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
Overall, we have collected approximately 95% of rent billed for the quarter ended September 30, 2020 (96% including rent deferrals under agreements which generally require repayment in monthly installments over a period of time not to exceed twelve months), including 100% for our office tenant, approximately 87% for our retail tenants (89% including rent deferrals) and approximately 97% for our residential tenants.
On September 10, 2020, Century 21, which leases 135,000 square feet at our Rego Park II shopping center ($6,400,000 of annual revenue), filed for Chapter 11 bankruptcy. There are $1,619,000 of unamortized deferred leasing costs on our consolidated balance sheet related to Century 21 as of September 30, 2020.
Based on our assessment of the probability of collecting rent from certain tenants, we have written off as uncollectible $3,100,000 and $4,122,000 for the three and nine months ended September 30, 2020, respectively, resulting in a reduction of rental revenues during these periods. Of these amounts, $2,716,000 in each period is attributable to Century 21. In addition, we have written off receivables arising from the straight-lining of rents related to these tenants of $6,590,000 and $10,837,000 for the three and nine months ended September 30, 2020, respectively, resulting in a reduction of rental revenues during these periods. Of these amounts, $5,919,000 in each period is attributable to Century 21. Prospectively, revenue recognition for these tenants will be based on actual amounts received.

3.Basis of Presentation
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.
We operate in one reportable segment.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Recently Issued Accounting Literature
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
In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications when total cash flows resulting from the modified contract are “substantially the same or less” than the cash flows in the original contract. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. In limited circumstances, we granted temporary rent deferrals and rent abatements to certain tenants as a result of the COVID-19 pandemic. We have made a policy election in accordance with the Staff Q&A allowing us to not account for these rent concessions as lease modifications. Accordingly, rent abatements are recognized as reductions to “rental revenues” during the period in which they were granted. Rent deferrals result in an increase to “tenant and other receivables” during the deferral period with no impact on rental revenue recognition. For any concessions that do not meet the guidance contained in the Q&A, the modification guidance in accordance with ASC 842 will be applied. See Note 2 - COVID-19 Pandemic for further details.

5.Revenue Recognition
Our rental revenues include revenues from the leasing of space to tenants at our properties and revenues from parking and tenant services. We have the following revenue recognition policies:
•Lease revenues from the leasing of space to tenants at our properties. Revenues derived from base rent are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements. We commence rental revenue recognition when the underlying asset is available for use by the lessee. In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease. Revenues derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred. As lessor, we have elected to combine the lease components (base and variable rent), non-lease components (reimbursements of common area maintenance expenses) and reimbursement of real estate taxes and insurance expenses from our operating lease agreements and account for the components as a single lease component in accordance with ASC 842.
•Parking revenue arising from the rental of parking spaces at our properties.  This income is recognized as the services are transferred in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
•Tenant services is revenue arising from sub-metered electric, elevator and other services provided to tenants at their request. This revenue is recognized as the services are transferred in accordance with ASC 606.
The following is a summary of revenue sources for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Lease revenues	$41,394	$55,267	$137,479	$163,597
Parking revenue	1,106	1,366	3,046	4,222
Tenant services	999	1,127	2,562	2,651
Rental revenues	$43,499	$57,760	$143,087	$170,470

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.Revenue Recognition - continued

The components of lease revenues for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Fixed lease revenues	$33,609	$36,025	$101,348	$107,657
Variable lease revenues	7,785	19,242	36,131	55,940
Lease revenues	$41,394	$55,267	$137,479	$163,597

Bloomberg accounted for revenue of $80,696,000 and $81,314,000 for the nine months ended September 30, 2020 and 2019, respectively, representing approximately 56% and 48% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
6.Related Party Transactions
Vornado
As of September 30, 2020, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Company management fees	$700	$700	$2,100	$2,100
Development fees	188	—	456	29
Leasing fees	113	1,422	172	4,168
Property management, cleaning, engineering and security fees	1,074	1,239	3,519	3,683
	$2,075	$3,361	$6,247	$9,980

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Related Party Transactions - continued
As of September 30, 2020, the amounts due to Vornado were $644,000 for management, property management, cleaning, engineering and security fees; $524,000 for development fees; and $10,000 for leasing fees. As of December 31, 2019, the amounts due to Vornado were $795,000 for management, property management, cleaning, engineering and security fees; $563,000 for leasing fees; and $68,000 for development fees.

7.Marketable Securities
As of September 30, 2020 and December 31, 2019, we owned 564,612 and 535,265 common shares, respectively, of The Macerich Company (“Macerich”) (NYSE: MAC). The increase in shares owned was due to a dividend received in stock from Macerich during the three months ended June 30, 2020. As of September 30, 2020 and December 31, 2019, the fair value of these shares was $3,834,000 and $14,409,000, respectively, based on Macerich’s closing share price of $6.79 per share and $26.92 per share, respectively. These shares are presented at fair value as “marketable securities” on our consolidated balance sheets and the gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

8.Mortgages Payable

On February 14, 2020, we reduced our participation in our Rego Park II shopping center loan to $50,000,000 and received cash proceeds of approximately $145,000,000.
On September 14, 2020, we amended and extended the $350,000,000 mortgage loan on the retail condominium of our 731 Lexington Avenue property. Under the terms of the amendment, we paid down the loan by $50,000,000 to $300,000,000, extended the maturity date to August 2025 and guaranteed the interest payments and certain leasing costs. The principal of the loan is non-recourse to us. The interest-only loan remains at the same rate, LIBOR plus 1.40% (1.56% as of September 30, 2020).

On October 23, 2020, we completed a financing of The Alexander apartment tower in the amount of $94,000,000. The interest-only loan has a fixed rate of 2.63% and matures in November 2027.
The following is a summary of our outstanding mortgages payable as of September 30, 2020 and December 31, 2019. We may refinance our maturing debt as it comes due or choose to pay it down.

			Balance at
(Amounts in thousands)	Maturity	Interest Rate at September 30, 2020	September 30, 2020	December 31, 2019
First mortgages secured by:
Paramus	Oct. 04, 2021	4.72%	$68,000	$68,000
731 Lexington Avenue, office condominium(1)	Jun. 11, 2024	1.05%	500,000	500,000
731 Lexington Avenue, retail condominium(2)	Aug. 05, 2025	1.56%	300,000	350,000
Rego Park II shopping center(3)	Dec. 12, 2025	1.50%	202,544	56,836
Total			1,070,544	974,836
Deferred debt issuance costs, net of accumulated amortization of $12,701 and $14,362, respectively			(4,141)	(3,875)
			$1,066,403	$970,961
(1)Interest at LIBOR plus 0.90%. Maturity represents the extended maturity based on our unilateral right to extend.
(2)Interest at LIBOR plus 1.40%.
(3)Interest at LIBOR plus 1.35%. The amount of this loan is net of our loan participation of $50,000 and $195,708 as of September 30, 2020 and December 31, 2019, respectively.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.Stock-Based Compensation
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
In May 2020, we granted each of the members of our Board of Directors 329 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. In addition, 876 DSUs, constituting an initial award with a market value of $200,000, were granted to a newly appointed Director. The grant date fair value of this award was $150,000 in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of September 30, 2020, there were 14,916 DSUs outstanding and 490,871 shares were available for future grant under the Plan.

10.Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheets as of September 30, 2020 and December 31, 2019, consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of September 30, 2020 and December 31, 2019. There were no financial liabilities measured at fair value as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$3,834	$3,834	$—	$—

	As of December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$14,409	$14,409	$—	$—

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10.Fair Value Measurements - continued
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020		As of December 31, 2019
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$318,260	$318,260	$263,688	$263,688
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,070,544	$1,032,000	$974,836	$974,000

11.Commitments and Contingencies
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
(UNAUDITED)

11.Commitments and Contingencies - continued
Rego Park I Litigation
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
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of September 30, 2020.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

12.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2020	2019	2020	2019
Net income	$6,604	$16,493	$23,507	$45,641

Weighted average shares outstanding – basic and diluted	5,122,206	5,118,698	5,120,490	5,118,030

Net income per common share – basic and diluted	$1.29	$3.22	$4.59	$8.92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2020, the related consolidated statements of income, comprehensive income and changes in equity, for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 2, 2020

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, which are highly uncertain at this time, but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in “Item 1A. – Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risks set forth herein.
For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, “Item 1A. – Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and “Item 1A. – Risk Factors” in this Quarterly Report on Form 10-Q. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2020 and 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the nine months ended September 30, 2020, there were no material changes to these policies.

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

COVID-19 Pandemic
Our business has been adversely affected by the ongoing COVID-19 pandemic. In March 2020, our “non-essential” retail tenants were ordered to temporarily close and although substantially all re-opened in the latter part of June 2020, there are limitations on occupancy and other restrictions that affect their ability to resume full operations.
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
Overall, we have collected approximately 95% of rent billed for the quarter ended September 30, 2020 (96% including rent deferrals under agreements which generally require repayment in monthly installments over a period of time not to exceed twelve months), including 100% for our office tenant, approximately 87% for our retail tenants (89% including rent deferrals) and approximately 97% for our residential tenants.
On September 10, 2020, Century 21, which leases 135,000 square feet at our Rego Park II shopping center ($6,400,000 of annual revenue), filed for Chapter 11 bankruptcy. There are $1,619,000 of unamortized deferred leasing costs on our consolidated balance sheet related to Century 21 as of September 30, 2020.
Based on our assessment of the probability of collecting rent from certain tenants, we have written off as uncollectible $3,100,000 and $4,122,000 for the three and nine months ended September 30, 2020, respectively, resulting in a reduction of rental revenues during these periods. Of these amounts, $2,716,000 in each period is attributable to Century 21. In addition, we have written off receivables arising from the straight-lining of rents related to these tenants of $6,590,000 and $10,837,000 for the three and nine months ended September 30, 2020, respectively, resulting in a reduction of rental revenues during these periods. Of these amounts, $5,919,000 in each period is attributable to Century 21. Prospectively, revenue recognition for these tenants will be based on actual amounts received.

Quarter Ended September 30, 2020 Financial Results Summary
Net income for the quarter ended September 30, 2020 was $6,604,000, or $1.29 per diluted share, compared to $16,493,000, or $3.22 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended September 30, 2020 was $15,363,000, or $3.00 per diluted share, compared to $25,208,000 or $4.92 per diluted share in the prior year’s quarter.
Nine Months Ended September 30, 2020 Financial Results Summary
Net income for the nine months ended September 30, 2020 was $23,507,000, or $4.59 per diluted share, compared to $45,641,000, or $8.92 per diluted share in the prior year’s nine months.
FFO (non-GAAP) for the nine months ended September 30, 2020 was $57,102,000, or $11.15 per diluted share, compared to $75,044,000 or $14.66 per diluted share in the prior year’s nine months.

Overview - continued
Square Footage, Occupancy and Leasing Activity
As of September 30, 2020, our portfolio was comprised of seven properties aggregating 2,449,000 square feet, of which 2,254,000 square feet was in service and 195,000 square feet (the former Sears space at our Rego Park I property) was out of service for redevelopment. The in service square feet was 96% occupied as of September 30, 2020.
Financing
On February 14, 2020, we reduced our participation in our Rego Park II shopping center loan to $50,000,000 and received cash proceeds of approximately $145,000,000.
On September 14, 2020, we amended and extended the $350,000,000 mortgage loan on the retail condominium of our 731 Lexington Avenue property. Under the terms of the amendment, we paid down the loan by $50,000,000 to $300,000,000, extended the maturity date to August 2025 and guaranteed the interest payments and certain leasing costs. The principal of the loan is non-recourse to us. The interest-only loan remains at the same rate, LIBOR plus 1.40% (1.56% as of September 30, 2020).
On October 23, 2020, we completed a financing of The Alexander apartment tower in the amount of $94,000,000. The interest-only loan has a fixed rate of 2.63% and matures in November 2027.
Significant Tenant
Bloomberg accounted for revenue of $80,696,000 and $81,314,000 for the nine months ended September 30, 2020 and 2019, respectively, representing approximately 56% and 48% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended September 30, 2020, compared to September 30, 2019
Rental Revenues
Rental revenues were $43,499,000 in the quarter ended September 30, 2020, compared to $57,760,000 in the prior year’s quarter, a decrease of $14,261,000. This decrease was primarily due to (i) $6,590,000 from the write-off of receivables arising from the straight-lining of rents from certain of our retail tenants, of which $5,919,000 is attributable to Century 21, (ii) $3,814,000 of lower rental income from certain of our retail tenants which were deemed uncollectible, of which $2,716,000 is attributable to Century 21 and (iii) $3,034,000 from retail tenant vacancies at our 731 Lexington Avenue property.
Operating Expenses
Operating expenses were $22,448,000 in the quarter ended September 30, 2020, compared to $23,389,000 in the prior year’s quarter, a decrease of $941,000. This decrease was primarily due to lower reimbursable operating expenses.
Depreciation and Amortization
Depreciation and amortization was $7,587,000 in the quarter ended September 30, 2020, compared to $7,831,000 in the prior year’s quarter, a decrease of $244,000.
General and Administrative Expenses
General and administrative expenses were $1,386,000 in the quarter ended September 30, 2020, compared to $1,333,000 in the prior year’s quarter, an increase of $53,000.
Interest and Other Income, net
Interest and other income, net was $220,000 in the quarter ended September 30, 2020, compared to $2,075,000 in the prior year’s quarter, a decrease of $1,855,000. This decrease was primarily due to $1,532,000 of lower interest income due to a decrease in average interest rates and $316,000 of lower dividend income from Macerich.
Interest and Debt Expense
Interest and debt expense was $4,463,000 in the quarter ended September 30, 2020, compared to $9,772,000 in the prior year’s quarter, a decrease of $5,309,000. This decrease was primarily due to (i) $4,727,000 of lower interest expense due to a decrease in LIBOR and (ii) $1,117,000 of lower amortization of debt issuance costs, partially offset by (iii) $438,000 of higher interest expense due to an increase in average debt balances.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $1,231,000 in the quarter ended September 30, 2020, resulting from a decrease in The Macerich Company’s (“Macerich”) share price of $2.18 on 564,612 shares owned. Change in fair value of marketable securities was an expense of $1,017,000 in the prior year’s quarter, resulting from a decrease in Macerich’s share price of $1.90 on 535,265 shares owned.

Results of Operations – Nine Months Ended September 30, 2020, compared to September 30, 2019
Rental Revenues
Rental revenues were $143,087,000 in the nine months ended September 30, 2020, compared to $170,470,000 in the prior year’s nine months, a decrease of $27,383,000. This decrease was primarily due to (i) $10,837,000 from the write-off of receivables arising from the straight-lining of rents from certain of our retail tenants, of which $5,919,000 is attributable to Century 21, (ii) $9,045,000 from retail tenant vacancies at our 731 Lexington Avenue property and (iii) $4,836,000 of lower rental income from certain of our retail tenants which were deemed uncollectible, of which $2,716,000 is attributable to Century 21.
Operating Expenses
Operating expenses were $63,979,000 in the nine months ended September 30, 2020, compared to $66,905,000 in the prior year’s nine months, a decrease of $2,926,000. This decrease was primarily due to lower reimbursable operating expenses.
Depreciation and Amortization
Depreciation and amortization was $23,129,000 in the nine months ended September 30, 2020, compared to $23,528,000 in the prior year’s nine months, a decrease of $399,000.
General and Administrative Expenses
General and administrative expenses were $4,948,000 in the nine months ended September 30, 2020, compared to $4,471,000 in the prior year’s nine months, an increase of $477,000. This increase was primarily due to higher stock-based compensation expense in connection with the fair value of deferred stock units granted to a newly appointed member of our Board of Directors during the second quarter of 2020, comprised of an initial award of $150,000 and a $56,000 annual award and $214,000 due to higher professional fees.
Interest and Other Income, net
Interest and other income, net was $2,473,000 in the nine months ended September 30, 2020, compared to $6,428,000 in the prior year’s nine months, a decrease of $3,955,000. This decrease was primarily due to $3,924,000 of lower interest income due to a decrease in average interest rates.
Interest and Debt Expense
Interest and debt expense was $19,208,000 in the nine months ended September 30, 2020, compared to $30,096,000 in the prior year’s nine months, a decrease of $10,888,000. This decrease was primarily due to (i) $11,274,000 of lower interest expense due to a decrease in LIBOR and (ii) $1,448,000 of lower amortization of debt issuance costs, partially offset by (iii) $1,664,000 of higher interest expense due to an increase in average debt balances.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $10,789,000 in the nine months ended September 30, 2020, consisting of $10,774,000 resulting from a decrease in Macerich’s share price of $20.13 on 535,265 shares owned and $15,000 resulting from a decrease in Macerich’s share price of $0.51 on 29,347 shares owned. Change in fair value of marketable securities was an expense of $6,257,000 in the prior year’s nine months, resulting from a decrease in Macerich’s share price of $11.69 on 535,265 shares owned.

Liquidity and Capital Resources
Cash Flows
Rental revenue is our primary source of cash flow and is dependent on a number of factors, including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders. As a result of the COVID-19 pandemic, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. Overall, we have collected approximately 95% of rent billed for the quarter ended September 30, 2020 (96% including rent deferrals under agreements which generally require repayment in monthly installments over a period of time not to exceed twelve months), including 100% for our office tenant, approximately 87% for our retail tenants (89% including rent deferrals) and approximately 97% for our residential tenants. On September 10, 2020, Century 21, which leases 135,000 square feet at our Rego Park II shopping center ($6,400,000 of annual revenue), filed for Chapter 11 bankruptcy. Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

As of September 30, 2020, we had $373,612,000 of liquidity comprised of $369,778,000 of cash and cash equivalents and restricted cash and $3,834,000 of marketable securities. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows are evolving rapidly and cannot be predicted at this time but that impact could be material. Consequently, we will continue to evaluate our liquidity and financial position on an ongoing basis.
Nine Months Ended September 30, 2020
Cash and cash equivalents and restricted cash were $369,778,000 as of September 30, 2020, compared to $313,977,000 as of December 31, 2019, an increase of $55,801,000. This increase resulted from (i) $55,521,000 of net cash provided by operating activities and (ii) $23,910,000 of net cash provided by financing activities, partially offset by (iii) $23,630,000 of net cash used in investing activities.
Net cash provided by operating activities of $55,521,000 was comprised of (i) net income of $23,507,000 and (ii) adjustments for non-cash items of $59,157,000, partially offset by (iii) the net change in operating assets and liabilities of $27,143,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $25,554,000, (ii) straight-lining of rental income of $18,306,000, (iii) the change in fair value of marketable securities of $10,789,000, (iv) write-off of tenant receivables of $4,122,000 and (v) stock-based compensation expense of $600,000, partially offset by (vi) $214,000 of dividends received in stock from Macerich.
Net cash provided by financing activities of $23,910,000 was primarily comprised of (i) proceeds from the reduction of our participation in our Rego Park II mortgage loan of $145,708,000, partially offset by (ii) dividends paid of $69,118,000 and (iii) debt repayments of $50,000,000.
Net cash used in investing activities was comprised of construction in progress and real estate additions of $23,630,000.
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
Letters of Credit
Approximately $1,030,000 of standby letters of credit were issued and outstanding as of September 30, 2020.
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
FFO (non-GAAP) for the three and nine months ended September 30, 2020 and 2019
FFO (non-GAAP) for the quarter ended September 30, 2020 was $15,363,000, or $3.00 per diluted share, compared to $25,208,000, or $4.92 per diluted share in the prior year’s quarter.
FFO (non-GAAP) for the nine months ended September 30, 2020 was $57,102,000, or $11.15 per diluted share, compared to $75,044,000, or $14.66 per diluted share in the prior year’s nine months.
The following table reconciles our net income to FFO (non-GAAP):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2020	2019	2020	2019
Net income	$6,604	$16,493	$23,507	$45,641
Depreciation and amortization of real property	7,528	7,698	22,806	23,146
Change in fair value of marketable securities	1,231	1,017	10,789	6,257
FFO (non-GAAP)	$15,363	$25,208	$57,102	$75,044

FFO per diluted share (non-GAAP)	$3.00	$4.92	$11.15	$14.66

Weighted average shares used in computing FFO per diluted share	5,122,206	5,118,698	5,120,490	5,118,030

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2020			2019
(Amounts in thousands, except per share amounts)	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$1,002,544	1.29%	$10,025	$906,836	2.85%
Fixed Rate	68,000	4.72%	—	68,000	4.72%
	$1,070,544	1.51%	$10,025	$974,836	2.98%

Total effect on diluted earnings per share			$1.96
As of September 30, 2020, we have an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of September 30, 2020 and December 31, 2019, the estimated fair value of our mortgages payable was $1,032,000,000 and $974,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Item 4.Controls and Procedures
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

PART II.OTHER INFORMATION

Item 1.Legal Proceedings
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

Item 1A.Risk Factors

Except as set forth below, there were no material changes to the “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Our business, financial condition, results of operations and cash flows have been and are expected to continue to be adversely affected by the recent COVID-19 pandemic and the impact could be material to us.
Our business has been adversely affected by the ongoing COVID-19 pandemic. In March 2020, our “non-essential” retail tenants were ordered to temporarily close and although substantially all re-opened in the latter part of June 2020, there are limitations on occupancy and other restrictions that affect their ability to resume full operations. In limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants.
Numerous Federal, state, local and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent. Certain of our tenants may incur significant costs or losses as a result of the COVID-19 pandemic and/or incur other liabilities related to shelter-in-place orders, quarantines, infection or other related factors. Tenants that experience deteriorating financial conditions may be unwilling or unable to pay rent on a timely basis, or at all. Specifically, on September 10, 2020, Century 21, which leases 135,000 square feet at our Rego Park II shopping center, filed for Chapter 11 bankruptcy.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
10.1	-	Omnibus Amendment to Loan Documents and Reaffirmation of Borrower and Guarantor, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as Borrower, Alexander’s, Inc. as Guarantor, JPMorgan Chase Bank, N.A. as Administrative Agent on behalf of the Lenders, and the Lenders

10.2	-	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as mortgagor and JPMorgan Chase Bank, N.A. as mortgagee and as Administrative Agent for the benefit of the Lenders

10.3	-	Interest Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders

10.4	-	Leasing Costs Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101	-	The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: November 2, 2020	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)