Form 10-K
period 2020-12-31
ALEXANDERS INC
filed 2021-02-16
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDERS INC
(Exact name of registrant as specified in its charter)

Delaware			51-0100517
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
210 Route 4 East,	Paramus,	New Jersey	07652
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(201)	587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	ALX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

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

☐	Large Accelerated Filer	☑	Accelerated Filer
☐	Non-Accelerated Filer	☐	Smaller Reporting Company
		☐	Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $511,231,000 at June 30, 2020.

As of January 31, 2021, there were 5,107,290 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2021.

__________________________

(1)    These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2020, portions of which are incorporated by reference herein.

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

Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, which are highly uncertain at this time, but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in “Item 1A. – Risk Factors” in this Annual Report on Form 10-K.

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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties
•731 Lexington Avenue, a 1,323,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan.  The building contains 920,000 and 155,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg L.P. (“Bloomberg”) occupies all of the office space.  The Home Depot (83,000 square feet) is the principal retail tenant;

•Rego Park I, a 338,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens. The center is anchored by a 112,000 square foot IKEA, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

•Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased. On September 10, 2020, Century 21 ($6,400,000 of annual revenue) filed for Chapter 11 bankruptcy and closed its 135,000 square foot store on December 7, 2020;

•The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet;

•Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is ground leased to IKEA; and

•Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property to be developed
•Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

Relationship with Vornado
We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements which expire in March of each year and are automatically renewable.  Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating office and retail properties.

As of December 31, 2020, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2020, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.1% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

Significant Tenant
Bloomberg accounted for revenue of $109,066,000, $109,113,000 and $107,356,000 in the years ended December 31, 2020, 2019, and 2018, respectively, representing approximately 55%, 48% and 46% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

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

Human Capital Resources
Since we are externally managed by Vornado, we do not have separate employees that provide management, leasing and development services. We currently have 70 property-level employees who provide cleaning, engineering and security services. Our employees are managed by Vornado in accordance with its employee policies and they have access to Vornado’s benefits, training and other programs.

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

RISKS RELATED TO OUR PROPERTIES AND INDUSTRY

Our business, financial condition, results of operations and cash flows have been and are expected to continue to be adversely affected by the recent COVID-19 pandemic and the impact could be material to us.
Our business has been adversely affected by the ongoing COVID-19 pandemic. In March 2020, our “non-essential” retail tenants were ordered to temporarily close and although substantially all re-opened in the latter part of June 2020, there are limitations on occupancy and other restrictions that affect their ability to resume full operations and impact their financial health. In limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants.
Numerous Federal, state, local and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent. Certain of our tenants may incur significant costs or losses as a result of the COVID-19 pandemic and/or incur other liabilities related to shelter-in-place orders, quarantines, infection or other related factors. Tenants that experience deteriorating financial conditions may be unwilling or unable to pay rent on a timely basis, or at all. Specifically, on September 10, 2020, Century 21, which leased 135,000 square feet at our Rego Park II shopping center, filed for Chapter 11 bankruptcy and closed its store on December 7, 2020.
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
All of our revenues come from properties located in the greater New York City metropolitan area. Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term.  Recent declines in the economy and declines in the real estate market in this area, have hurt and could continue to hurt, our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

•financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;
•the impact of the COVID-19 pandemic;
•business layoffs or downsizing;
•industry slowdowns;
•relocations of businesses;
•changing demographics;
•increased telecommuting and use of alternative work places;
•changes in the number of domestic and international tourists to our markets (including as a result of changes in the relative strengths of world currencies);
•infrastructure quality;
•changes in the rates or treatment of the deductibility of state and local taxes; and
•any oversupply of, or reduced demand for, real estate.

It is impossible for us to predict the future or the effect of trends in the economic and investment climates of the greater New York City metropolitan region, and more generally of the United States, on the real estate market in this area.  Local, national or global economic downturns could negatively affect our business and profitability.

We may be adversely affected by trends in office real estate.
Work from home, flexible work schedules, open workplaces and teleconferencing are becoming more common and are expected to accelerate as a result of the COVID-19 pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of these trends could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

We are subject to risks that affect the general and New York City retail environments.
Certain of our properties are New York City retail properties.  As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, New York City tourism, the threat of terrorism, the impact of the COVID-19 pandemic, increasing competition from on-line retailers, other retailers and outlet malls and the impact of technological change upon the retail environment generally. For a number of our tenants that operate retail businesses involving high contact interactions with their customers, the negative impact of the COVID-19 pandemic on their business has been particularly severe and the recovery more difficult, with customer traffic down significantly. Furthermore, it is unknowable whether consumers’ retail habits will return to norms that existed prior to the COVID-19 pandemic. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on our business and profitability.

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
Our investments are in the greater New York City metropolitan area and since they are concentrated along the Eastern Seaboard, natural disasters, including hurricanes, could cause significant damage to our properties and the surrounding environment or area.  Potentially adverse consequences of “global warming,” including rising sea levels, could similarly have an impact on our properties and the economy of the greater New York City metropolitan area in which we operate. Government efforts to combat climate change may impact the cost of operating our properties and real estate in the New York City metropolitan area.  Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.

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

The factors that affect the value of our real estate include, among other things:

•global, national, regional and local economic conditions;
•the impact of the COVID-19 pandemic;
•competition from other available space;
•local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
•how well we manage our properties;
•the development and/or redevelopment of our properties;
•changes in market rental rates;
•the timing and costs associated with property improvements and rentals;
•whether we are able to pass all or portions of any increases in operating costs through to tenants;
•political and regulatory conditions;
•changes in real estate taxes and other expenses;
•the ability of state and local governments to operate within their budgets;
•whether tenants and users such as customers and shoppers consider a property attractive;
•changes in consumer preferences adversely affecting retailers and retail store values;
•changes in space utilization by our tenants due to technology, economic conditions and business environment;
•the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•consequences of any armed conflict involving, or terrorist attack against, the United States or individual acts of violence in public spaces;
•trends in office real estate;
•the impact on our retail tenants and demand for retail space at our properties due to increased competition from online shopping;
•availability of financing on acceptable terms or at all;
•inflation or deflation;
•fluctuations in interest rates;
•our ability to obtain adequate insurance;
•changes in zoning laws and taxation;
•government regulation;
•potential liability under environmental or other laws or regulations;
•natural disasters;
•general competitive factors; and
•climate changes.

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
Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms.  In addition, because a majority of our income is derived from renting real property, our income, funds available to pay indebtedness and for distributions to stockholders will decrease if certain of our tenants cannot pay their rent or if we are not able to maintain our occupancy levels on favorable terms.  If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs. As a result of the COVID-19 pandemic, Federal, state and local regulations and economic conditions have affected our ability to collect rent or enforce remedies for the failure to pay rent. Even if we are able to enforce our rights, a tenant may not have recoverable assets. Additionally, in limited circumstances, we have agreed and may continue to agree to rent deferrals and abatements for certain of our tenants.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. On September 10, 2020, Century 21, which leased 135,000 square feet at our Rego Park II shopping center ($6,400,000 of annual revenue), filed for Chapter 11 bankruptcy and closed its store on December 7, 2020. The bankruptcy or insolvency of a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property.  As a result, the bankruptcy or insolvency of a major tenant or multiple tenants could result in decreased revenues, net income and funds available to pay our indebtedness or make distributions to stockholders.

We depend upon anchor tenants to attract shoppers at our Rego Park I and II retail properties and decisions made by these tenants, or adverse developments in the businesses of these tenants, could materially affect our financial condition and results of operations.
Our Rego Park I and II retail properties are anchored by well-known department stores and other tenants who generate shopping traffic.  The value of these properties would be adversely affected if our anchor tenants failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy.  If the level of sales of stores operating in our properties were to decline significantly due to economic conditions, increased competition from online shopping, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges.  In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord. Additionally, closure of an anchor or major tenant could result in lease terminations by, or reductions of rent from, other tenants if the other tenants’ leases have co-tenancy clauses. On September 10, 2020, Century 21, which leased 135,000 square feet at our Rego Park II shopping center ($6,400,000 of annual revenue), filed for Chapter 11 bankruptcy and closed its store on December 7, 2020.

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
731 Lexington Avenue accounted for revenue of $137,718,000, $153,797,000 and $151,834,000 in the years ended December 31, 2020, 2019, and 2018, respectively, representing approximately 69%, 68% and 65% of our total revenues in each year, respectively.  Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.

Bloomberg represents a significant portion of our revenues.  Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.
Bloomberg accounted for revenue of $109,066,000, $109,113,000 and $107,356,000 in the years ended December 31, 2020, 2019, and 2018, respectively, representing approximately 55%, 48% and 46% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.

RISKS RELATED TO OUR OPERATIONS AND STRATEGIES

We may acquire, develop, or redevelop properties and this may create risks.
Although our stated business strategy is not to engage in acquisitions, we may acquire, develop or redevelop properties when we believe that an acquisition, development or redevelopment project is otherwise consistent with our business strategy.  We may not succeed in (i) developing, redeveloping or acquiring properties; (ii) completing these activities on time or within budget; and (iii) leasing or selling developed, redeveloped or acquired properties at amounts sufficient to cover our costs.  Competition in these activities could also significantly increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions, developments or redevelopments in new markets or types of properties where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition, development or redevelopment opportunities that we have begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, we may be exposed to the liabilities of properties acquired, some of which we may not be aware of at the time of acquisition.

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

It may be difficult to sell real estate timely, which may limit our flexibility.
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
We have an investment in The Macerich Company (“Macerich”), a retail shopping center company.  As of December 31, 2020, this investment had a carrying amount of $6,024,000. A decline in the value of this investment due to, among other reasons, Macerich’s operating performance or economic or market conditions, would result in recognized GAAP losses, which could be material.

RISKS RELATED TO OUR INDEBTEDNESS AND ACCESS TO CAPITAL

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
As of December 31, 2020, we had outstanding mortgage indebtedness of $1,164,544,000, secured by four of our properties.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility. In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have a substantial amount of indebtedness that could affect our future operations.
As of December 31, 2020, total debt outstanding was $1,164,544,000. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
As of December 31, 2020, total debt outstanding was $1,164,544,000 and our ratio of total debt to total enterprise value was 54.1%.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2020, our cash payments for principal and interest were $72,476,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

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
Provisions in Alexander’s certificate of incorporation and by laws, as well as provisions of the Internal Revenue Code (the “Code”) and Delaware corporate law, may delay or prevent a change in control of the Company or a tender offer, even if such action might be beneficial to stockholders, and limit the stockholders’ opportunity to receive a potential premium for their shares of common stock over then prevailing market prices.

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

In addition, Alexander’s charter documents authorize the Board of Directors to:

•cause Alexander’s to issue additional authorized but unissued common stock or preferred stock;
•classify or reclassify, in one or more series, any unissued preferred stock; and
•set the preferences, rights and other terms of any classified or reclassified stock that Alexander’s issues.

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
As of December 31, 2020, Interstate and its partners owned approximately 7.0% of the common shares of beneficial interest of Vornado and approximately 26.1% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

As of December 31, 2020, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.1% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Dr. Richard West and Mandakini Puri are both trustees of Vornado and members of our Board of Directors and Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

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
Vornado manages, develops and leases our properties under agreements that have one-year terms expiring in March of each year, which are automatically renewable.  Because we share common senior management with Vornado and because five of the trustees of Vornado are on our Board of Directors, the terms of the foregoing agreements and any future agreements may not be comparable to those we could have negotiated with an unaffiliated third party.

For a description of Interstate’s ownership of Vornado and Alexander’s, see “Steven Roth, Vornado and Interstate may exercise substantial influence over us.  They and some of our other directors and officers have interests or positions in other entities that may compete with us.” above.

RISKS RELATED TO OUR COMMON SHARES

The trading price of our common shares has been volatile and may continue to fluctuate.
The trading price of our common shares has been volatile and may continue to fluctuate widely as a result of several factors, many of which are outside of our control.  In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have in the past and may in the future adversely affect the market price of our common shares.  Among the factors that could affect the price of our common shares are:
•our financial condition and performance;
•the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•the impact of the COVID-19 pandemic;
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•our dividend policy;
•the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;
•uncertainty and volatility in the equity and credit markets;
•fluctuations in interest rates;
•changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
•failure to meet analysts’ revenue or earnings estimates;
•speculation in the press or investment community;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•the extent of institutional investor interest in us;
•the extent of short-selling of our common shares and the shares of our competitors;
•fluctuations in the stock price and operating results of our competitors;
•general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;
•domestic and international economic factors unrelated to our performance;
•changes in tax laws and rules; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K.
A significant decline in our stock price could result in substantial losses for stockholders.
Alexander’s has additional shares of its common stock available for future issuance, which could decrease the market price of the common stock currently outstanding.
The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2020, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 14,916 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 490,871 shares are available for future grant under the terms of our 2016 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

RISKS RELATED TO REGULATORY COMPLIANCE

We might fail to qualify or remain qualified as a REIT, and may be required to pay federal income taxes at corporate rates.
Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might fail to remain qualified.  Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and depends on various facts and circumstances that are not entirely within our control.  In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to stockholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If we had to pay federal income tax, the amount of money available to distribute to stockholders and pay our indebtedness would be reduced for the year or years involved, and we would no longer be required to make distributions to stockholders in that taxable year and in future years until we were able to qualify as a REIT and did so. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions.

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
Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate have undergone tax audits. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

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

GENERAL RISKS

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
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which the first $1,000,000 includes communicable disease coverage, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties and excluding communicable disease coverage.
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $275,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism or other events. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for uninsured losses and for deductibles and losses in excess of our insurance coverage, which could be material.
The principal amounts of our mortgage loans are non-recourse to us and the loans contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

Changes in the method pursuant to which the LIBOR rates are determined and phasing out of LIBOR after 2021 may affect our financial results.
The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. In November 2020, the ICE Benchmark Administration Limited, the benchmark administrator for USD LIBOR rates, proposed extending the publication of certain commonly used USD LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. In connection with this proposal, certain U.S. banking regulators issued guidance strongly encouraging banks to generally cease entering into new contracts referencing USD LIBOR as soon as practicable and in any event by December 31, 2021. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.

We have outstanding debt with variable rates based on LIBOR. In the transition from the use of LIBOR to SOFR or other alternatives, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the related interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Use of alternative interest rates or other LIBOR reforms could result in increased volatility or a tightening of credit markets which could adversely affect our ability to obtain cost-effective financing. In addition, the transition of our existing LIBOR financing agreements to alternative benchmarks may result in unanticipated changes to the overall interest rate paid on our liabilities.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     PROPERTIES
The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2020.

			Square Feet				Weighted
					Under		Average
					Development Or	In Service	Escalated		Lease Expiration(s)
		Land	Total		Not Available	Occupancy	Annual		Original		Option
Property		Acreage	Property	In Service	For Lease	Rate	Rent PSF (1)	Tenants	Term (2)		Term (3)
Operating Properties:
731 Lexington Avenue
	New York, NY
	Office		920,000	920,000	—	100%	$130.00	Bloomberg L.P.	2029		2039

	Retail		83,000	83,000	—			The Home Depot	2025		2035
			34,000	34,000	—			The Container Store	2021		N/A
			38,000	38,000	—			Various	Various		Various
			155,000	155,000	—	93%	278.46
		1.9	1,075,000	1,075,000	—

Rego Park I
	Queens, NY
			112,000	112,000	—			IKEA	2025	(4)	2030
			50,000	50,000	—			Burlington	2027		N/A
			46,000	46,000	—			Bed Bath & Beyond	2026		N/A
			36,000	36,000	—			Marshalls	2032		N/A
			16,000	16,000	—			Old Navy	2022		N/A
			78,000	—	78,000			(5)	N/A		N/A
		4.8	338,000	260,000	78,000	100%	53.58

Rego Park II
	Queens, NY
			145,000	145,000	—			Costco	2034		2059
			135,000	135,000	—			Century 21 (6)	2031		2051
			133,000	133,000	—			Kohl’s (7)	2031		2051
			196,000	196,000	—			Various	Various		Various
		6.6	609,000	609,000	—	96%	59.73

The Alexander apartment tower, 312 units
	Queens, NY	—	255,000	255,000	—	82%	46.26 (8)	Residential	(9)		N/A

Paramus
	Paramus, NJ	30.3	—	—	—	100%	—	IKEA (ground lessee)	2041	(10)	N/A

Flushing
	Queens, NY (11)	1	167,000	167,000	—	100%	32.09	New World Mall LLC	2027		2037
Property to be Developed:
Rego Park III, adjacent to Rego Park II
	Queens, NY	3.2	—	—	—	—	—	—	—		—
			2,444,000	2,366,000	78,000

(1)	Represents the weighted average escalated annual rent per square foot, which includes tenant reimbursements and excludes the impact of tenant concessions (such as free rent), as of December 31, 2020. For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.
(2)	Represents the year in which the tenant’s lease expires, without consideration of any renewal or extension options. Lease expiration dates are based on non-cancelable lease terms and do not extend beyond any early termination rights that the tenant may have under its lease.
(3)	Represents the year in which the tenant’s lease expires if all renewal or extension options are exercised.
(4)	IKEA has the option to terminate its lease after the fifth year of the lease term subject to payment to us of the lesser of $10,000,000 or the amount of rent due under the remaining term.
(5)	Formerly occupied by Sears. Currently out of service due to redevelopment.
(6)	On September 10, 2020, Century 21 filed for Chapter 11 bankruptcy and closed its store on December 7, 2020.
(7)	Subleased through remaining original lease term.
(8)	Average monthly rent per unit is $3,212.
(9)	Residential tenants have one or two year leases.
(10)	IKEA’s lease has a purchase option in October 2021.
(11)	Ground leased through January 2027 with one 10-year extension option.

Operating Properties
 731 Lexington Avenue
731 Lexington Avenue, a 1,323,000 square foot multi-use building, comprises the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York, and is situated in the heart of one of Manhattan’s busiest business and shopping districts, with convenient access to several subway and bus lines. The property is located across the street from Bloomingdale’s flagship store and only a few blocks away from Fifth Avenue and 57th Street.  The building contains 920,000 and 155,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold.  Bloomberg occupies all of the office space.  The Home Depot (83,000 square feet) is the principal retail tenant.

The office portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $500,000,000 which matures in June 2021, with three one-year unilateral extension options.  The interest-only loan is at LIBOR plus 0.90% (1.06% as of December 31, 2020). In connection therewith, we purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.

The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $300,000,000 which matures in August 2025. The interest-only loan is at LIBOR plus 1.40% (1.55% as of December 31, 2020) which is subject to an interest rate swap with a fixed rate of 1.72%.

Rego Park I
Rego Park I, a 338,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens, New York. The center is anchored by a 112,000 square foot IKEA, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. The center contains a parking deck (1,241 spaces) that provides for paid parking.

Rego Park II
Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens, New York. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased. On September 10, 2020, Century 21 ($6,400,000 of annual revenue) filed for Chapter 11 bankruptcy and closed its 135,000 square foot store on December 7, 2020. The center contains a parking deck (1,326 spaces) that provides for paid parking.

This center is encumbered by a mortgage loan in the amount of $252,544,000 which matures in December 2025. The interest-only loan is at LIBOR plus 1.35% (1.50% as of December 31, 2020). As of December 31, 2020, we have a participation in the mortgage in the amount of $50,000,000 which for GAAP purposes is netted against the mortgage balance. Therefore, the balance sheet amount of the mortgage loan is $202,544,000.

The Alexander Apartment Tower

The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.

The property is encumbered by a mortgage loan in the amount of $94,000,000 which matures in November 2027. The interest-only loan has a fixed rate of 2.63%.

Operating Properties - continued

Paramus

We own 30.3 acres of land located at the intersection of Routes 4 and 17 in Paramus, New Jersey.  The land is located directly across from the Garden State Plaza regional shopping mall and is within two miles of three other regional shopping malls and ten miles of New York City.  The land has been ground leased to IKEA since 2001.  The lease expires in 2041, with a purchase option in October 2021 for $75,000,000.  The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures in October 2021.  The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000.  If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Flushing
Our Flushing property is located on Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens, New York.  Roosevelt Avenue and Main Street are active shopping districts and there are many national retailers located in the area.  A subway entrance is located directly in front of the property with bus service across the street.  The property comprises a four-floor building containing 167,000 square feet and a parking garage, which is sub-leased to New World Mall LLC for the remainder of our ground lease term, which expires in January 2027 and has one 10-year extension option.

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

In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to the 195,000 square foot store that Sears formerly leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4,000,000 and future damages it estimated would not be less than $25,000,000. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000. On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief resulting in an automatic stay of this case.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “ALX.”

As of January 31, 2021, there were 206 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

None.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2015 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2015	2016	2017	2018	2019	2020
Alexander’s	$100	$116	$112	$90	$103	$92
S&P 500 Index	100	112	136	130	171	203
The NAREIT All Equity Index	100	109	118	113	146	138

ITEM 6.   SELECTED FINANCIAL DATA

None.

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

In January 2021, the SEC issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. This rule, which became effective on February 10, 2021, adopts amendments to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the amendments eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information, and amend our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). We early adopted the amendments to two items resulting in the elimination of Item 301, Selected Financial Data, and the omission of Item 302(a), Supplementary Financial Information. The amendments to Item 303(a)(b) MD&A, will be adopted in our Form 10-K for the year ended December 31, 2021.

COVID-19 Pandemic
Our business has been adversely affected by the ongoing COVID-19 pandemic. In March 2020, our “non-essential” retail tenants were ordered to temporarily close and although substantially all re-opened in the latter part of June 2020, there are limitations on occupancy and other restrictions that affect their ability to resume full operations.
In limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. We have made the policy election available to us based on the Financial Accounting Standards Board’s (“FASB”) guidance for leases during the COVID-19 pandemic, which allows us to continue recognizing rental revenue for rent deferral agreements and to recognize rent abatements as a reduction to rental revenue in the period granted. See Note 3 - Summary of Significant Accounting Policies, to our consolidated financial statements in this Annual Report on Form 10-K for additional information.
Overall, we have collected approximately 95% of rent billed for the quarter ended December 31, 2020 (96% including rent deferrals under agreements which generally require repayment in monthly installments over a period of time not to exceed twelve months), including 100% for our office tenant, approximately 90% for our retail tenants (91% including rent deferrals) and approximately 98% for our residential tenants.
On September 10, 2020, Century 21, which leased 135,000 square feet at our Rego Park II shopping center ($6,400,000 of annual revenue), filed for Chapter 11 bankruptcy and closed its store on December 7, 2020.
Based on our assessment of the probability of collecting rent from certain tenants, we have written off as uncollectible tenant receivables of $4,122,000 during the year ended December 31, 2020, resulting in a reduction of rental revenues. Of this amount, $2,716,000 is attributable to Century 21. In addition, we have written off receivables arising from the straight-lining of rents related to these tenants of $10,837,000 during the year ended December 31 2020, resulting in a reduction of rental revenues. Of this amount, $5,919,000 is attributable to Century 21. Prospectively, revenue recognition for these tenants will be based on actual amounts received.

Overview - continued
Year Ended December 31, 2020 Financial Results Summary
Net income for the year ended December 31, 2020 was $41,939,000 or $8.19 per diluted share, compared to $60,075,000, or $11.74 per diluted share for the year ended December 31, 2019.

Funds from operations (“FFO”) (non-GAAP) for the year ended December 31, 2020 was $82,509,000, or $16.11 per diluted share, compared to $99,670,000, or $19.47 per diluted share for the year ended December 31, 2019.

Quarter Ended December 31, 2020 Financial Results Summary
Net income for the quarter ended December 31, 2020 was $18,432,000, or $3.60 per diluted share, compared to $14,434,000, or $2.82 per diluted share for the quarter ended December 31, 2019.

FFO (non-GAAP) for the quarter ended December 31, 2020 was $25,407,000, or $4.96 per diluted share, compared to $24,626,000, or $4.81 per diluted share for the quarter ended December 31, 2019.

Square Footage, Occupancy and Leasing Activity

As of December 31, 2020, our portfolio was comprised of seven properties aggregating 2,444,000 square feet, of which 2,366,000 square feet was in service and 78,000 square feet (a portion of our Rego Park I shopping center) was out of service due to redevelopment. The in service square feet was 97% occupied as of December 31, 2020.
Financing Activity
On February 14, 2020, we reduced our participation in our Rego Park II shopping center loan to $50,000,000 and received cash proceeds of approximately $145,000,000.
On September 14, 2020, we amended and extended the $350,000,000 mortgage loan on the retail condominium of our 731 Lexington Avenue property. Under the terms of the amendment, we paid down the loan by $50,000,000 to $300,000,000, extended the maturity date to August 2025 and guaranteed the interest payments and certain leasing costs. The principal of the loan is non-recourse to us. The interest-only loan is at LIBOR plus 1.40% (1.55% as of December 31, 2020) which is subject to an interest rate swap with a fixed rate of 1.72%.
On October 23, 2020, we completed a financing of The Alexander apartment tower in the amount of $94,000,000. The interest-only loan has a fixed rate of 2.63% and matures in November 2027.

Significant Tenant

Bloomberg accounted for revenue of $109,066,000, $109,113,000, and $107,356,000 in the years ended December 31, 2020, 2019 and 2018, respectively, representing approximately 55%, 48% and 46% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated financial statements.  This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 3 – Summary of Significant Accounting Policies, to the consolidated financial statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates - continued

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2020 and 2019, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $720,921,000 and $716,843,000, respectively.  Maintenance and repairs are generally expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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

Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect substantially all of the future lease payments. We consider the tenant’s payment history and current credit status when assessing collectability. When collectability is not deemed probable, we write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received. We recognize changes in the collectability assessment of our operating leases as adjustments to rental revenues.

Critical Accounting Policies and Estimates - continued
Income Taxes
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

Results of Operations – Year Ended December 31, 2020 compared to December 31, 2019

Rental Revenues
Rental revenues were $199,142,000 in the year ended December 31, 2020, compared to $226,350,000 in the prior year, a decrease of $27,208,000.  This decrease was primarily due to (i) $10,837,000 from the write-off of receivables arising from the straight-lining of rents from certain of our retail tenants, of which $5,919,000 is attributable to Century 21, (ii) $10,512,000 from retail tenant vacancies at our 731 Lexington Avenue property and (iii) $5,590,000 of lower rental income from certain of our retail tenants which were deemed uncollectible, of which $3,036,000 is attributable to Century 21.
Operating Expenses
Operating expenses were $88,403,000 in the year ended December 31, 2020, compared to $89,738,000 in the prior year, a decrease of $1,335,000.  This decrease was primarily due to lower operating expenses subject to recovery, including utilities and common area maintenance.

Depreciation and Amortization
Depreciation and amortization was $32,357,000 in the year ended December 31, 2020, compared to $31,351,000 in the prior year, an increase of $1,006,000. This increase is primarily due to the acceleration of amortization of deferred leasing costs related to Century 21 at our Rego Park II property.

General and Administrative Expenses
General and administrative expenses were $6,307,000 in the year ended December 31, 2020, compared to $5,772,000 in the prior year, an increase of $535,000. This increase was primarily due to higher stock-based compensation expense in connection with the fair value of deferred stock units granted to a newly appointed member of our Board of Directors during the second quarter of 2020, comprised of an initial award of $150,000 and a $56,000 annual award and $245,000 due to higher professional fees.

Interest and Other Income, net
Interest and other income, net was $2,667,000 in the year ended December 31, 2020, compared to $8,244,000 in the prior year, a decrease of $5,577,000. This decrease was primarily due to $5,216,000 of lower interest income due to a decrease in interest rates.

Interest and Debt Expense
Interest and debt expense was $24,204,000 in the year ended December 31, 2020, compared to $38,901,000 in the prior year, a decrease of $14,697,000. This decrease was primarily due to $15,149,000 of lower interest expense due to a decrease in LIBOR.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $8,599,000 in the year ended December 31, 2020, consisting of $8,698,000 resulting from a decrease in Macerich’s share price of $16.25 on 535,265 shares owned, partially offset by $99,000 resulting from an increase in Macerich’s share price of $3.37 on 29,347 shares owned. Change in fair value of marketable securities was an expense of $8,757,000 in the prior year, resulting from a decrease in Macerich’s share prices of $16.36 on 535,265 shares owned.

Results of Operations – Year Ended December 31, 2019 compared to December 31, 2018

Rental Revenues
Rental revenues were $226,350,000 in the year ended December 31, 2019, compared to $232,825,000 in the prior year, a decrease of $6,475,000.  This decrease was primarily due to the Sears vacancy effective October 2018 at our Rego Park I property.
Operating Expenses
Operating expenses were $89,738,000 in the year ended December 31, 2019, compared to $93,775,000 in the prior year, a decrease of $4,037,000.  This decrease was primarily due to bad debt expense in 2018 of $4,459,000, primarily due to the Sears bankruptcy and lease termination.

Depreciation and Amortization
Depreciation and amortization was $31,351,000 in the year ended December 31, 2019, compared to $33,089,000 in the prior year, a decrease of $1,738,000. This decrease was primarily due to acceleration of depreciation and amortization in 2018 related to the Toys “R” Us, Inc. bankruptcy and lease termination at our Rego Park II property.

General and Administrative Expenses
General and administrative expenses were $5,772,000 in the year ended December 31, 2019, compared to $5,343,000 in the prior year, an increase of $429,000. This increase was primarily due to higher professional fees.

Interest and Other Income, net
Interest and other income, net was $8,244,000 in the year ended December 31, 2019, compared to $12,546,000 in the prior year, a decrease of $4,302,000. This decrease was primarily due to (i) $7,126,000 of interest income in 2018 from our Rego Park II loan participation (on December 12, 2018, we refinanced our $252,544,000 Rego Park II shopping center mortgage loan and GAAP required that our loan participation be treated as an extinguishment of debt), partially offset by (ii) $1,364,000 of higher interest income due to an increase in average interest rates and (iii) $1,600,000 of expense in 2018 from a litigation settlement.

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

Loss from Discontinued Operations
Loss from discontinued operations was $23,797,000 in the year ended December 31, 2018. The loss was due to an expense for potential additional real property transfer taxes from the 2012 sale of the Kings Plaza Regional Shopping Center (“Kings Plaza”). See Note 7 – Discontinued Operations, to our consolidated financial statements in this Annual Report on Form 10-K.

Related Party Transactions

Vornado
As of December 31, 2020, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 5 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2020, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.1% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

Liquidity and Capital Resources

Rental revenue is our primary source of cash flow and is dependent on a number of factors, including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders. As a result of the COVID-19 pandemic, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. Overall, we have collected approximately 95% of rent billed for the quarter ended December 31, 2020 (96% including rent deferrals under agreements which generally require repayment in monthly installments over a period of time not to exceed twelve months), including 100% for our office tenant, approximately 90% for our retail tenants (91% including rent deferrals) and approximately 98% for our residential tenants. On September 10, 2020, Century 21, which leased 135,000 square feet at our Rego Park II shopping center ($6,400,000 of annual revenue), filed for Chapter 11 bankruptcy and closed its store on December 7, 2020. Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

As of December 31, 2020, we had $455,901,000 of liquidity comprised of $449,877,000 of cash and cash equivalents and restricted cash and $6,024,000 of marketable securities. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows are evolving rapidly and cannot be predicted at this time but that impact could be material. Consequently, we will continue to evaluate our liquidity and financial position on an ongoing basis.

Dividends

On January 20, 2021, our Board of Directors declared a regular quarterly dividend to $4.50 per share (an indicated annual rate of $18.00 per share).  The dividend, if declared by the Board of Directors at the same rate for all of 2021, would require us to pay out approximately $92,200,000.

Financing Activity and Contractual Obligations

On February 14, 2020, we reduced our participation in our Rego Park II shopping center loan to $50,000,000 and received cash proceeds of approximately $145,000,000.
On September 14, 2020, we amended and extended the $350,000,000 mortgage loan on the retail condominium of our 731 Lexington Avenue property. Under the terms of the amendment, we paid down the loan by $50,000,000 to $300,000,000, extended the maturity date to August 2025 and guaranteed the interest payments and certain leasing costs. The principal of the loan is non-recourse to us. The interest-only loan is at LIBOR plus 1.40% (1.55% as of December 31, 2020) which is subject to an interest rate swap with a fixed rate of 1.72%.

Liquidity and Capital Resources - continued
On October 23, 2020, we completed a financing of The Alexander apartment tower in the amount of $94,000,000. The interest-only loan has a fixed rate of 2.63% and matures in November 2027.

Below is a summary of our outstanding debt and maturities as of December 31, 2020.  We may refinance our maturing debt as it comes due or choose to repay it.

	Balance	Interest Rate	Maturity
(Amounts in thousands)
Paramus	$68,000	4.72%	Oct. 04, 2021
731 Lexington Avenue, office condominium(1)	500,000	1.06%	Jun. 11, 2024
731 Lexington Avenue, retail condominium(2)	300,000	1.55%	Aug. 05, 2025
Rego Park II shopping center(3)	202,544	1.50%	Dec. 12, 2025
The Alexander apartment tower	94,000	2.63%	Nov. 01, 2027
Total	1,164,544
Deferred debt issuance costs, net of accumulated amortization of $13,034	(8,374)
Total, net	$1,156,170

(1) Interest at LIBOR plus 0.90%. Maturity date represents the extended maturity based on our unilateral right to extend.
(2) Interest at LIBOR plus 1.40% which is subject to an interest rate swap with a fixed rate of 1.72%.
(3) Interest at LIBOR plus 1.35%. The amount of this loan is net of our $50,000 loan participation.
Below is a summary of our contractual obligations and commitments as of December 31, 2020.

			Less than	One to	Three to	More than
(Amounts in thousands)		Total	One Year	Three Years	Five Years	Five Years
Contractual obligations(1) (principal and interest)(2):
	Long-term debt obligations(3)	$1,241,929	$86,617	$32,384	$1,024,327	$98,601
	Operating lease obligations	4,800	800	1,600	1,600	800
	Purchase obligations, primarily construction commitments	4,523	4,523	—	—	—
		$1,251,252	$91,940	$33,984	$1,025,927	$99,401
Commitments:
	Standby letters of credit	$960	$950	$10	$—	$—

(1)	Excludes committed tenant-related obligations as timing and amounts of payments are uncertain and may only be due upon satisfactory performance of certain conditions.
(2)	Principal repayments based on extended loan maturity dates. Interest on variable rate debt is computed using rates in effect as of December 31, 2020.
(3)	Net of loan participation and related interest.

Liquidity and Capital Resources - continued

Commitments and Contingencies

Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which the first $1,000,000 includes communicable disease coverage, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties and excluding communicable disease coverage.
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $275,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism or other events. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for uninsured losses and for deductibles and losses in excess of our insurance coverage, which could be material.
The principal amounts of our mortgage loans are non-recourse to us and the loans contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA. The lease expires in 2041, with a purchase option in October 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures in October 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.

Rego Park I Litigation
In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to the 195,000 square foot store that Sears formerly leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4,000,000 and future damages it estimated would not be less than $25,000,000. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000. On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief resulting in an automatic stay of this case.

Liquidity and Capital Resources - continued

Kings Plaza Transfer Tax
In 2012, we sold Kings Plaza and paid real property transfer taxes to New York City in connection with the sale. In 2015, the New York City Department of Finance (“NYC DOF”) issued a Notice of Determination to us assessing an additional New York City real property transfer tax amount, including interest.
In 2014, in a case with similar facts, the NYC DOF issued a Notice of Determination to a Vornado joint venture assessing an additional New York City real property transfer tax amount, including interest. In January 2017, a New York City administrative law judge made a determination upholding the Vornado joint venture’s position that such additional real property transfer taxes were not due. On February 16, 2018, the New York City Tax Appeals Tribunal (the “Tribunal”) overturned the January 2017 determination. The Vornado joint venture appealed the Tribunal’s decision to the Appellate Division of the Supreme Court of the State of New York and on April 25, 2019, the Tribunal’s decision was unanimously upheld. The Vornado joint venture filed a motion to reargue the Appellate Division’s decision or for leave to appeal to the New York State Court of Appeals. On December 12, 2019, that motion was denied and the case can no longer be appealed. Based on the precedent of the Tribunal’s decision, we paid the additional real property transfer taxes of $23,797,000 ($15,874,000 of real property transfer tax and $7,923,000 of interest) on April 5, 2018. On January 12, 2021, we decided not to further contest the additional real property transfer taxes paid in connection with the sale of Kings Plaza.
Letters of Credit
Approximately $960,000 of standby letters of credit were issued and outstanding as of December 31, 2020.

Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

Cash Flows for the Year Ended December 31, 2020
Cash and cash equivalents and restricted cash were $449,877,000 at December 31, 2020, compared to $313,977,000 at December 31, 2019, an increase of $135,900,000. This increase resulted from (i) $78,066,000 of net cash provided by operating activities and (ii) $90,294,000 of net cash provided by financing activities, partially offset by (iii) $32,460,000 of net cash used in investing activities.
Net cash provided by operating activities of $78,066,000 was comprised of (i) net income of $41,939,000 and (ii) adjustments for non-cash items of $69,330,000, partially offset by (iii) the net change in operating assets and liabilities of $33,203,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $35,121,000, (ii) straight-lining of rental income of $21,102,000, (iii) the change in fair value of marketable securities of $8,599,000, (iv) write-off of tenant receivables of $4,122,000 and (v) stock-based compensation expense of $600,000, partially offset by (vi) $214,000 of dividends received in stock from Macerich.
Net cash provided by financing activities was primarily comprised of (i) proceeds from the reduction of our participation in our Rego Park II mortgage loan of $145,708,000 and (ii) proceeds from the financing of The Alexander apartment tower of $94,000,000, partially offset by (iii) dividends paid of $92,168,000 and (iv) debt repayments of $50,000,000.
Net cash used in investing activities was comprised of construction in progress, real estate additions and other of $32,460,000.

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

FFO (non-GAAP) for the years and quarters ended December 31, 2020 and 2019

FFO (non-GAAP) for the year ended December 31, 2020 was $82,509,000, or $16.11 per diluted share, compared to $99,670,000, or $19.47 per diluted share for the year ended December 31, 2019.

FFO (non-GAAP) for the quarter ended December 31, 2020 was $25,407,000, or $4.96 per diluted share, compared to $24,626,000, or $4.81 per diluted share for the quarter ended December 31, 2019.

Funds from Operations (“FFO”) (non-GAAP) - continued

The following table reconciles our net income to FFO (non-GAAP):

	For the Year Ended		For the Three Months Ended
(Amounts in thousands, except share and per share amounts)	December 31,		December 31,
	2020	2019	2020	2019
Net income	$41,939	$60,075	$18,432	$14,434
Depreciation and amortization of real property	31,971	30,838	9,165	7,692
Change in fair value of marketable securities	8,599	8,757	(2,190)	2,500
FFO (non-GAAP)	$82,509	$99,670	$25,407	$24,626

FFO per diluted share (non-GAAP)	$16.11	$19.47	$4.96	$4.81

Weighted average shares used in computing FFO per diluted share	5,120,922	5,118,198	5,122,206	5,118,698

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2020			2019
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

(Amounts in thousands, except per share amounts)
Variable rate	$1,002,544	1.30%	$10,025	$906,836	2.85%
Fixed rate	162,000	3.51%	—	68,000	4.72%
	$1,164,544	1.60%	$10,025	$974,836	2.98%

Total effect on diluted earnings per share			$1.96

We have an interest rate cap relating to the mortgage loan on the office condominium of our 731 Lexington Avenue property with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.0%.

We have an interest rate swap relating to the mortgage loan on the retail condominium of our 731 Lexington Avenue property with a notional amount of $300,000,000 that swaps LIBOR plus 1.40% for a fixed rate of 1.72%.

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of December 31, 2020 and 2019, the estimated fair value of our consolidated debt was $1,130,000,000 and $974,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of December 31, 2020 and 2019	42

Consolidated Statements of Income for the
Years Ended December 31, 2020, 2019 and 2018	43

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2020, 2019 and 2018	44

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2020, 2019 and 2018	45

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2020, 2019 and 2018	46

Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Real Estate - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The Company’s undiscounted future cash flow analyses require management to make significant estimates, including estimated terminal values determined using appropriate capitalization rates.

Given the Company’s estimated capitalization rates used in the evaluation of impairment of real estate assets is a significant assumption made by management, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flow analyses required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s estimated capitalization rates used in the evaluation of impairment of real estate assets included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of real estate, including controls over management’s determination of the reasonableness of the applicable capitalization rates.
•Inquired with management regarding their determination of the capitalization rates, including considerations related to the impact of COVID-19 and evaluating the consistency of the capitalization rates used with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s estimated capitalization rates by:
◦Testing the source information underlying the determination of the capitalization rates by evaluating the reasonableness of the capitalization rates used by management with independent market data, focusing on key factors, including the impact of COVID-19, geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of capitalization rates and comparing those to the capitalization rates utilized by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 16, 2021

We have served as the Company’s auditor since 1969.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2020	2019
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	1,014,311	984,053
Development and construction in progress	11,761	12,318
Total	1,071,043	1,041,342
Accumulated depreciation and amortization	(350,122)	(324,499)
Real estate, net	720,921	716,843
Cash and cash equivalents	428,710	298,063
Restricted cash	21,167	15,914
Marketable securities	6,024	14,409
Tenant and other receivables	8,116	6,092
Receivable arising from the straight-lining of rents	145,274	166,376
Deferred lease costs, net, including unamortized leasing fees to Vornado of
$27,851 and $32,374, respectively	36,524	41,123
Other assets	37,402	6,691
	$1,404,138	$1,265,511

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,156,170	$970,961
Amounts due to Vornado	1,516	1,426
Accounts payable and accrued expenses	35,342	31,756
Other liabilities	7,882	7,853
Total liabilities	1,200,910	1,011,996

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	32,965	32,365
Retained earnings	166,165	216,394
Accumulated other comprehensive loss	(707)	(49)
	203,596	253,883
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	203,228	253,515
	$1,404,138	$1,265,511

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUES
Rental revenues	$199,142	$226,350	$232,825
EXPENSES
Operating, including fees to Vornado of $5,429, $5,386 and $4,700, respectively	(88,403)	(89,738)	(93,775)
Depreciation and amortization	(32,357)	(31,351)	(33,089)
General and administrative, including management fees to Vornado of $2,380
in each year	(6,307)	(5,772)	(5,343)
Total expenses	(127,067)	(126,861)	(132,207)

Interest and other income, net	2,667	8,244	12,546
Interest and debt expense	(24,204)	(38,901)	(44,533)
Change in fair value of marketable securities (see Note 6)	(8,599)	(8,757)	(11,990)
Income from continuing operations	41,939	60,075	56,641
Loss from discontinued operations (see Note 7)	—	—	(23,797)
Net income	$41,939	$60,075	$32,844

Income per common share - basic and diluted:
Income from continuing operations	$8.19	$11.74	$11.07
Loss from discontinued operations (see Note 7)	—	—	(4.65)
Net income per common share	$8.19	$11.74	$6.42

Weighted average shares outstanding - basic and diluted	5,120,922	5,118,198	5,116,838

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$41,939	$60,075	$32,844
Other comprehensive (loss) income:
Change in fair value of interest rate derivatives	(658)	78	(1)
Comprehensive income	$41,281	$60,153	$32,843

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Capital	Retained Earnings		Treasury Stock	Total Equity
	Shares	Amount
Balance, December 31, 2017	5,173	$5,173	$31,577	$302,543	$5,030	$(368)	$343,955
Net income	—	—	—	32,844	—	—	32,844
Dividends paid ($18.00 per common share)	—	—	—	(92,100)	—	—	(92,100)
Cumulative effect of change in accounting principle	—	—	—	5,156	(5,156)	—	—
Change in fair value of interest rate derivatives	—	—	—	—	(1)	—	(1)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, December 31, 2018	5,173	5,173	31,971	248,443	(127)	(368)	285,092
Net income	—	—	—	60,075	—	—	60,075
Dividends paid ($18.00 per common share)	—	—	—	(92,124)	—	—	(92,124)
Change in fair value of interest rate derivatives	—	—	—	—	78	—	78
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, December 31, 2019	5,173	5,173	32,365	216,394	(49)	(368)	253,515
Net income	—	—	—	41,939	—	—	41,939
Dividends paid ($18.00 per common share)	—	—	—	(92,168)	—	—	(92,168)
Change in fair value of interest rate derivatives	—	—	—	—	(658)	—	(658)
Deferred stock unit grants	—	—	600	—	—	—	600
Balance, December 31, 2020	5,173	$5,173	$32,965	$166,165	$(707)	$(368)	$203,228

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,939	$60,075	$32,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	35,121	36,515	38,499
Straight-lining of rents	21,102	2,413	5,924
Write-off of tenant receivables	4,122	—	—
Stock-based compensation expense	600	394	394
Change in fair value of marketable securities	8,599	8,757	11,990
Dividends received in stock	(214)	—	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(6,146)	(2,017)	(1,382)
Other assets	(28,378)	21,553	(1,197)
Amounts due to Vornado	(402)	789	(1,907)
Accounts payable and accrued expenses	2,361	(1,800)	(11,760)
Other liabilities	(638)	(609)	133
Net cash provided by operating activities	78,066	126,070	73,538

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress, real estate additions and other	(32,460)	(9,449)	(3,966)
Repayment of Rego Park II loan participation	—	—	2,829
Net cash used in investing activities	(32,460)	(9,449)	(1,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(92,168)	(92,124)	(92,100)
Debt issuance costs	(7,246)	(15)	(2,189)
Debt repayments	(50,000)	—	(160,142)
Proceeds from borrowings	239,708	—	78,246
Net cash provided by (used in) financing activities	90,294	(92,139)	(176,185)

Net increase (decrease) in cash and cash equivalents and restricted cash	135,900	24,482	(103,784)
Cash and cash equivalents and restricted cash at beginning of year	313,977	289,495	393,279
Cash and cash equivalents and restricted cash at end of year	$449,877	$313,977	$289,495

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$298,063	$283,056	$307,536
Restricted cash at beginning of year	15,914	6,439	85,743
Cash and cash equivalents and restricted cash at beginning of year	$313,977	$289,495	$393,279

Cash and cash equivalents at end of year	$428,710	$298,063	$283,056
Restricted cash at end of year	21,167	15,914	6,439
Cash and cash equivalents and restricted cash at end of year	$449,877	$313,977	$289,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$22,476	$34,669	$38,231

NON-CASH TRANSACTIONS
Liability for real estate additions, including $489, $18 and $125 for development fees due to
Vornado in 2020, 2019 and 2018, respectively	$4,955	$3,191	$631
Write-off of fully amortized and/or depreciated assets	876	—	16,090
Reclassification of prepaid real estate taxes to construction in progress for property in
redevelopment	—	1,466	—
Lease liability arising from the recognition of right-of-use asset	—	5,428	—
Derecognition of Rego Park II loan participation asset	—	—	195,708
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

We have seven properties in the greater New York City metropolitan area consisting of:

Operating properties

•731 Lexington Avenue, a 1,323,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 920,000 and 155,000 of net rentable square feet of office and retail space, respectively, which we own, and 248,000 square feet of residential space consisting of 105 condominium units, which we sold. Bloomberg L.P. (“Bloomberg”) occupies all of the office space. The Home Depot (83,000 square feet) is the principal retail tenant;

•Rego Park I, a 338,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens. The center is anchored by a 112,000 square foot IKEA, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

•Rego Park II, a 609,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased. On September 10, 2020, Century 21 ($6,400,000 of annual revenue) filed for Chapter 11 bankruptcy and closed its 135,000 square foot store on December 7, 2020;

•The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet;

•Paramus, located at the intersection of Routes 4 and 17 in Paramus, New Jersey, consists of 30.3 acres of land that is leased to IKEA; and

•Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC for the remainder of our ground lease term.

Property to be developed

•Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

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
In limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. We have made the policy election available to us based on the Financial Accounting Standards Board’s (“FASB”) guidance for leases during the COVID-19 pandemic, which allows us to continue recognizing rental revenue for rent deferral agreements and to recognize rent abatements as a reduction to rental revenue in the period granted. See Note 3 - Summary of Significant Accounting Policies for additional information.
Overall, we have collected approximately 95% of rent billed for the quarter ended December 31, 2020 (96% including rent deferrals under agreements which generally require repayment in monthly installments over a period of time not to exceed twelve months), including 100% for our office tenant, approximately 90% for our retail tenants (91% including rent deferrals) and approximately 98% for our residential tenants.
On September 10, 2020, Century 21, which leased 135,000 square feet at our Rego Park II shopping center ($6,400,000 of annual revenue), filed for Chapter 11 bankruptcy and closed its store on December 7, 2020.
Based on our assessment of the probability of collecting rent from certain tenants, we have written off as uncollectible tenant receivables of $4,122,000 during the year ended December 31, 2020, resulting in a reduction of rental revenues. Of this amount, $2,716,000 is attributable to Century 21. In addition, we have written off receivables arising from the straight-lining of rents related to these tenants of $10,837,000 during the year ended December 31 2020, resulting in a reduction of rental revenues. Of this amount, $5,919,000 is attributable to Century 21. Prospectively, revenue recognition for these tenants will be based on actual amounts received.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries.  All intercompany amounts have been eliminated. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.
Certain prior year balances have been reclassified in order to conform to the current period presentation. For the year ended December 31, 2018, “property rentals” of $152,795,000 and “expense reimbursements” of $80,030,000 were grouped into “rental revenues” on our consolidated statements of income in accordance with Accounting Standards Codification (“ASC”) Topic 205 Presentation of Financial Statements.

Recently Issued Accounting Literature – In March 2020, the FASB issued an update (“ASU 2020-04”) establishing ASC Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We are currently evaluating the impact of the guidance and our options related to the practical expedients.
In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases (“ASC 842”). The Staff Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications when total cash flows resulting from the modified contract are “substantially the same or less” than the cash flows in the original contract. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. In limited circumstances, we granted temporary rent deferrals and rent abatements to certain tenants as a result of the COVID-19 pandemic. We have made a policy election in accordance with the Staff Q&A allowing us to not account for these rent concessions as lease modifications. Accordingly, rent abatements are recognized as reductions to “rental revenues” during the period in which they were granted. Rent deferrals result in an increase to “tenant and other receivables” during the deferral period with no impact on rental revenue recognition. For any concessions that do not meet the guidance contained in the Staff Q&A, the modification guidance in accordance with ASC 842 will be applied. See Note 2 - COVID-19 Pandemic for further details.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2020 and 2019, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $720,921,000 and $716,843,000, respectively.  Maintenance and repairs are generally expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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
Revenue Recognition – Our rental revenues include revenues from the leasing of space to tenants at our properties and revenues from parking and tenant services. We have the following revenue recognition policies:
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
Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect substantially all of the future lease payments. We consider the tenant’s payment history and current credit status when assessing collectability. When collectability is not deemed probable, we write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received. We recognize changes in the collectability assessment of our operating leases as adjustments to rental revenues.
Prior to the adoption of ASC 842, we maintained an allowance for doubtful accounts for estimated losses on receivables under our lease agreements, including receivables arising from the straight-lining of rent. During the year ended December 31, 2018, we had $4,459,000 of additions charged against operations and $5,289,000 of uncollectible accounts written off, with an ending allowance for doubtful accounts balance of $671,000 as of December 31, 2018.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Marketable Securities – Our marketable securities consist of common shares of The Macerich Company (“Macerich”) (NYSE: MAC).  These shares are presented at fair value on our consolidated balance sheets and gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings in accordance with ASC Topic 825 (“ASC 825”), Financial Instruments (see Note 6).

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
Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2020 were characterized, for federal income tax purposes, as 100.0% ordinary income. Dividends distributed for the year ended December 31, 2019 were characterized, for federal income tax purposes, as 99.6% ordinary income and 0.4% long-term capital gain income. Dividends distributed for the year ended December 31, 2018 were categorized, for federal income tax purposes, as 100.0% ordinary income.

The following table reconciles our net income to estimated taxable income for the years ended December 31, 2020, 2019 and 2018.

(Unaudited and in thousands)	Year Ended December 31,
	2020	2019	2018
Net income	$41,939	$60,075	$32,844
Straight-line rent adjustments	21,048	2,359	5,870
Depreciation and amortization	2,112	2,751	(6,586)
Change in fair value of marketable securities (see Note 6)	8,599	8,757	11,990
Loss from discontinued operations (see Note 7)	—	—	23,797
Other	7,677	137	440
Estimated taxable income	$81,375	$74,079	$68,355

As of December 31, 2020, the net basis of our assets and liabilities for tax purposes is approximately $139,364,000 lower than the amount reported for financial statement purposes.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.    REVENUE RECOGNITION
The following is a summary of revenue sources for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Lease revenues (1)	$191,416	$217,251	$223,388
Parking revenue	4,207	5,608	5,680
Tenant services	3,519	3,491	3,757
Rental revenues	$199,142	$226,350	$232,825

(1) Reduced by $14,959 and $209 for the years ended December 31, 2020 and 2019, respectively, for the write-off of lease receivables deemed uncollectable (primarily write-offs of receivables arising from the straight-lining of rents).

The components of lease revenues for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(Amounts in thousands)	2020	2019
Fixed lease revenues	$120,395	$142,679
Variable lease revenues	71,021	74,572
Lease revenues	$191,416	$217,251
5.    RELATED PARTY TRANSACTIONS
Vornado
As of December 31, 2020, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2020, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.1% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado. Matthew Iocco, our Chief Financial Officer, is the Executive Vice President - Chief Accounting Officer of Vornado.

Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $334,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.    RELATED PARTY TRANSACTIONS - continued

The following is a summary of fees to Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Company management fees	$2,800	$2,800	$2,800
Development fees	489	29	125
Leasing fees	276	4,786	13
Property management, cleaning, engineering
and security fees	5,051	5,015	4,101
	$8,616	$12,630	$7,039

As of December 31, 2020, the amounts due to Vornado were $845,000 for management, property management, cleaning, engineering and security fees; $557,000 for development fees; and $114,000 for leasing fees. As of December 31, 2019, the amounts due to Vornado were $795,000 for management, property management, cleaning, engineering and security fees; $68,000 for development fees; and $563,000 for leasing fees.

6.     MARKETABLE SECURITIES
As of December 31, 2020 and 2019, we owned 564,612 and 535,265 common shares, respectively, of Macerich. The increase in shares owned was due to a dividend received in stock from Macerich during the year ended December 31, 2020. As of December 31, 2020 and 2019, the fair value of these shares was $6,024,000 and $14,409,000, respectively, based on Macerich’s closing share price of $10.67 per share and $26.92 per share, respectively. These shares are presented at fair value as “marketable securities” on our consolidated balance sheets and the gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

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
Based on the precedent of the Tribunal’s decision, we accrued an expense for the potential additional real property transfer taxes of $23,797,000 ($15,874,000 of real property transfer tax and $7,923,000 of interest) during the three months ended March 31, 2018. On April 5, 2018, we paid this amount in order to stop the interest from accruing. As the results related to Kings Plaza were previously classified as discontinued operations, we have classified the expense as “loss from discontinued operations” on our consolidated statement of income for the year ended December 31, 2018 in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment. On January 12, 2021, we decided not to further contest the additional real property transfer taxes paid in connection with the sale of Kings Plaza.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.    MORTGAGES PAYABLE
On February 14, 2020, we reduced our participation in our Rego Park II shopping center loan to $50,000,000 and received cash proceeds of approximately $145,000,000.
On September 14, 2020, we amended and extended the $350,000,000 mortgage loan on the retail condominium of our 731 Lexington Avenue property. Under the terms of the amendment, we paid down the loan by $50,000,000 to $300,000,000, extended the maturity date to August 2025 and guaranteed the interest payments and certain leasing costs. The principal of the loan is non-recourse to us. The interest-only loan is at LIBOR plus 1.40% (1.55% as of December 31, 2020) which is subject to an interest rate swap with a fixed rate of 1.72%.
On October 23, 2020, we completed a financing of The Alexander apartment tower in the amount of $94,000,000. The interest-only loan has a fixed rate of 2.63% and matures in November 2027.

The following is a summary of our outstanding mortgages payable. We may refinance our maturing debt as it comes due or choose to repay it.

			Interest Rate at December 31, 2020	Balance at December 31,
(Amounts in thousands)		Maturity		2020	2019
First mortgages secured by:
	Paramus	Oct. 04, 2021	4.72%	$68,000	$68,000
	731 Lexington Avenue, office condominium(1)	Jun. 11, 2024	1.06%	500,000	500,000
	731 Lexington Avenue, retail condominium(2)	Aug. 05, 2025	1.55%	300,000	350,000
	Rego Park II shopping center(3)	Dec. 12, 2025	1.50%	202,544	56,836
	The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	—
	Total			1,164,544	974,836
	Deferred debt issuance costs, net of accumulated
	amortization of $13,034 and $14,362, respectively			(8,374)	(3,875)
				$1,156,170	$970,961

(1)	Interest at LIBOR plus 0.90%. Maturity date represents the extended maturity based on our unilateral right to extend.
(2)	Interest at LIBOR plus 1.40% which is subject to an interest rate swap with a fixed rate of 1.72%.
(3)	Interest at LIBOR plus 1.35%. The amount of this loan is net of our loan participation of $50,000 and $195,708 as of December 31, 2020 and 2019, respectively.

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $657,800,000 as of December 31, 2020.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2020, the principal repayments (based on the extended loan maturity dates) for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2021	$68,000
2022	—
2023	—
2024	500,000
2025	502,544
Thereafter	94,000

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of December 31, 2020 and 2019 consist of marketable securities which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, the fair value of which was insignificant as of December 31, 2020 and 2019. Financial liabilities measured at fair value on our consolidated balance sheet as of December 31, 2020 consist of an interest rate swap which is presented in the table below based on its level in the fair value hierarchy.

	As of December 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$6,024	$6,024	$—	$—
Liabilities:
Interest rate swap (included in other liabilities)	$667	$—	$667	$—

	As of December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$14,409	$14,409	$—	$—

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2.  The table below summarizes the carrying amount and fair value of these financial instruments as of December 31, 2020 and 2019.

	As of December 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$393,070	$393,070	$263,688	$263,688
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,164,544	$1,130,000	$974,836	$974,000

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10.    LEASES
As Lessor
We lease space to tenants under operating leases in an office building and in retail centers.  The rental terms range from approximately 5 to 25 years.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales. We also lease residential space at The Alexander apartment tower with 1 or 2 year lease terms. We have elected to account for lease revenues (including fixed and variable rent) and the reimbursement of common area maintenance expenses as a single lease component presented as “rental revenues” on our consolidated statements of income.
Future undiscounted cash flows under our contractual non-cancelable operating leases are as follows:

(Amounts in thousands)	As of December 31, 2020
For the year ending December 31,
2021	$132,812
2022	126,002
2023	127,115
2024	135,274
2025	124,595
Thereafter	475,364

These amounts do not include reimbursements or additional rents based on a percentage of retail tenants’ sales.

Bloomberg accounted for revenue of $109,066,000, $109,113,000, and $107,356,000 in the years ended December 31, 2020, 2019 and 2018, respectively, representing approximately 55%, 48% and 46% of our total revenues in each year, respectively.  No other tenant accounted for more than 10% of our total revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

As Lessee
We are the lessee under a ground lease at our Flushing property, classified as an operating lease, which expires in 2027 and has one 10-year extension option. On January 1, 2019, we recorded a right-of-use asset and lease liability related to this ground lease equal to the present value of the remaining minimum lease payments. As of December 31, 2020, the right-of-use asset of $3,974,000 and the lease liability of $4,236,000, are included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet. The discount rate applied to measure the right-of-use asset and lease liability is based on the incremental borrowing rate (“IBR”) for the property of 4.53%. We considered the general economic environment and factored in various financing and asset specific adjustments so that the IBR was appropriate to the intended use of the underlying lease. As we did not elect to apply hindsight, the lease term assumption determined under ASC Topic 840, Leases was carried forward and applied in calculating our lease liability recorded under ASC 842.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10.    LEASES - continued

Future lease payments under this operating lease, excluding the extension option, are as follows:

(Amounts in thousands)	As of December 31, 2020
For the year ending December 31,
2021	$800
2022	800
2023	800
2024	800
2025	800
Thereafter	800
Total undiscounted cash flows	4,800
Present value discount	(564)
Lease liability as of December 31, 2020	$4,236

We recognize rent expense as a component of “operating” expenses on our consolidated statements of income on a straight-line basis. Rent expense was $746,000 in each of the years ended December 31, 2020, 2019 and 2018, respectively. Cash paid for rent expense was $800,000 in each of the years ended December 31, 2020, 2019 and 2018, respectively.

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
In May 2020, we granted each of the members of our Board of Directors 329 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. In addition, 876 DSUs, constituting an initial award with a market value of $200,000, were granted to a newly appointed Director. The grant date fair value of this award was $150,000 in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of December 31, 2020, there were 14,916 DSUs outstanding and 490,871 shares were available for future grant under the Plan.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12.    COMMITMENTS AND CONTINGENCIES
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which the first $1,000,000 includes communicable disease coverage, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties and excluding communicable disease coverage.
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $275,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism or other events. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for uninsured losses and for deductibles and losses in excess of our insurance coverage, which could be material.
The principal amounts of our mortgage loans are non-recourse to us and the loans contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA. The lease expires in 2041, with a purchase option in October 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures in October 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
Rego Park I Litigation

In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to the 195,000 square foot store that Sears formerly leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4,000,000 and future damages it estimated would not be less than $25,000,000. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000. On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief resulting in an automatic stay of this case.

Letters of Credit
Approximately $960,000 of standby letters of credit were issued and outstanding as of December 31, 2020.

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

 Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2020, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2020, 2019 and 2018 our subsidiaries contributed $191,000, $172,000 and $161,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2020, 2019 and 2018.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2020, 2019 and 2018 our subsidiaries contributed $672,000, $686,000 and $649,000, respectively, towards these plans.

14.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2020	2019	2018
Income from continuing operations	$41,939	$60,075	$56,641
Loss from discontinued operations (see Note 7)	—	—	(23,797)
Net income	$41,939	$60,075	$32,844

Weighted average shares outstanding – basic and diluted	5,120,922	5,118,198	5,116,838

Income from continuing operations	$8.19	$11.74	$11.07
Loss from discontinued operations (see Note 7)	—	—	(4.65)
Net income per common share – basic and diluted	$8.19	$11.74	$6.42

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

As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 61 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 16, 2021, expressed an unqualified opinion on those consolidated financial statements.
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

New York, New York
February 16, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2020.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Executive Officers of the Registrant

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)
Steven Roth	79	Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.
Matthew Iocco	50	Chief Financial Officer since April 2017; Executive Vice President - Chief Accounting Officer of Vornado Realty Trust since May 2015; and Senior Vice President - Chief Accounting Officer of Vornado Realty Trust from May 2012 to May 2015.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2020, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	14,916	$—	490,871
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	14,916	$—	490,871

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

Pages in this Annual Report on Form 10-K
Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2020, 2019 and 2018	65-66

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
						Gross Amount at Which							Life on which Depreciation in Latest Income Statement is Computed
			Initial Cost to Company(1)		Costs Capitalized Subsequent to Acquisition	Carried at Close of Period				Accumulated Depreciation and Amortization
				Buildings and Leasehold Improvements			Buildings and Leasehold Improvements	Development and Construction In Progress
											Date of Construction	Date Acquired(1)
Description	Encumbrances(2)		Land			Land			Total(3)
New York, NY
Rego Park I	$—		$1,647	$8,953	$84,261	$1,647	$86,721	$6,493	$94,861	$38,451	1959	1992	3-39 years
Rego Park II	202,544	(4)	3,127	1,467	389,150	3,127	390,114	503	393,744	113,318	2009	1992	3-40 years
The Alexander apartment tower	94,000		—	—	119,112	—	119,112	—	119,112	21,028	2016	1992	3-39 years
Rego Park III	—		779	—	5,292	779	527	4,765	6,071	325	N/A	1992	5-15 years
Flushing	—		—	1,660	(107)	—	1,553	—	1,553	1,146	1975(5)	1992	N/A
Lexington Avenue	800,000		14,432	12,355	416,994	27,497	416,284	—	443,781	175,854	2003	1992	9-39 years
Paramus, NJ	68,000		1,441	—	10,313	11,754	—	—	11,754	—	N/A	1992	N/A

Other Properties	—		167	1,804	(1,804)	167	—	—	167	—	N/A	1992	N/A
TOTAL	$1,164,544		$21,593	$26,239	$1,023,211	$44,971	$1,014,311	$11,761	$1,071,043	$350,122

(1) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2) Excludes deferred debt issuance costs, net of $8,374.
(3) The net basis of the Company’s assets and liabilities for tax purposes is approximately $139,364 lower than the amount reported for financial statement purposes.
(4) The amount of this loan is net of our $50,000 loan participation.
(5) Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
	December 31,
	2020	2019	2018
REAL ESTATE:
Balance at beginning of period	$1,041,342	$1,027,691	$1,037,368
Changes during the period:
Land	—	—	—
Buildings and leasehold improvements	31,134	5,579	3,218
Development and construction in progress	(557)	8,072	695
	1,071,919	1,041,342	1,041,281
Less: Fully depreciated assets	(876)	—	(13,590)
Balance at end of period	$1,071,043	$1,041,342	$1,027,691

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$324,499	$297,421	$283,044
Additions charged to operating expenses	26,499	27,078	27,967
	350,998	324,499	311,011
Less: Fully depreciated assets	(876)	—	(13,590)
Balance at end of period	$350,122	$324,499	$297,421

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued
(b)      Exhibits

Exhibit No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 3(ii) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

4		-	Description of the Alexander’s, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act	***

10.1		-	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992	*

10.2		-	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994	*

10.3		-	Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 2, 2001	*

10.4		-	Lease dated as of October 2, 2001 by and between ALX of Paramus LLC, as Landlord, and IKEA Property, Inc. as Tenant. Incorporated herein by reference from Exhibit 10(v)(C)(4) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 13, 2002	*

10.5		-	First Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.6		-	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated herein by reference from Exhibit 10(i)(E)(4) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.7		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.8		-	Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.9		-	Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*
___________________
	*		Incorporated by reference.
	***		Filed herewith.

10.10		-	First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v)(B)(2) to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 7, 2002	*

10.11		-	Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.12		-	Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.13		-	First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.14		-	Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.15		-	Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.16		-	Lease dated as of February 7, 2005, by and between 731 Office One LLC, as Landlord, and Citibank, N.A., as Tenant. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.17		-	Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.18		-	Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012	*

10.19		-	Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012	*

10.20		-	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013	*

__________________
	*		Incorporated by reference.

10.21		-	Loan Agreement, date as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.22		-	Consolidated, Amended and Restated Promissory Note, dated as of February 28, 2014, by and between 731 Office One LLC, as Borrower, and German American Capital Corporation, as Lender. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.23		-	Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of February 28, 2014, by and between 731 Office One LLC, as Mortgagor, and German American Capital Corporation, as Mortgagee. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.24		-	Assignment of Leases and Rents dated as of February 28, 2014, by and between 731 Office One LLC, as Assignor, and German American Capital Corporation, as Assignee. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.25		-	Guaranty of Recourse Obligations dated as of February 28, 2014, by and between Alexander’s, Inc., as Guarantor, and German American Capital Corporation, as Lender. Incorporated herein by reference from Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.26		-	Environmental Indemnity Agreement dated as of February 28, 2014, by and between 731 Office One LLC, as Indemnitor, and German American Capital Corporation, as Indemnitee. Incorporated herein by reference from Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.27		-	Termination Agreement dated as of February 28, 2014, by and among 731 Office One LLC, Alexander’s Management LLC, Vornado Realty L.P., 731 Office Two LLC, 731 Residential LLC, 731 Commercial LLC, 731 Retail One LLC and 731 Restaurant LLC. Incorporated herein by reference from Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.28		-	Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent. Incorporated herein by reference from Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.29		-	Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.30		-	Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.31		-	Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.32		-	Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*
__________________
	*		Incorporated by reference.

10.33		-	First Amendment to Rego II Real Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.34		-	First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s Management LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.35		-	Loan Agreement, dated as of August 5, 2015, by and between 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 2, 2015	*

10.36	+	-	Second Amendment of Lease, dated as of the 12th of January 2016 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016	*

10.37	**	-	Form of Alexander’s Inc. 2016 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 1, 2016	*

10.38	-	Loan Agreement, dated as of June 1, 2017, between 731 Office One LLC, as Borrower, and Deutsche Bank AG, New York Branch and Citigroup Global Markets Realty Corp. collectively, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 31, 2017
*

10.39		-	Amended and Restated Loan and Security Agreement, dated and made effective as of December 12, 2018, by and between Rego II Borrower LLC, as Borrower, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.40		-	Second Amended and Restated Promissory Note, dated December 12, 2018, by and between Rego II Borrower LLC, as Maker, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.41		-	Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated December 12, 2018, by and between Rego II Borrower LLC, as Mortgagor, and Bank of China, New York Branch, as Mortgagee. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.42		-	Amended and Restated Guaranty of Recourse Carveouts, dated December 12, 2018, by Alexander’s, Inc., as Guarantor, to and for the benefit of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.43		-	Amended and Restated Environmental Indemnity Agreement, dated December 12, 2018, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*
__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.
	+		Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “redacted.”

10.44		-	Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated December 12, 2018, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.45		-	Waiver and Amendment No. 1 to Loan Agreement, dated October 10, 2019, by and among 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 18, 2020	*

10.46		-	First Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.47		-	Amendment and Reaffirmation of Guaranty and Environmental Indemnity Agreement, dated February 14, 2020, by and between Alexander’s, Inc., as Guarantor, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.48		-	Second Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated February 14, 2020, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.49		-	Omnibus Amendment to Loan Documents and Reaffirmation of Borrower and Guarantor, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as Borrower, Alexander’s, Inc. as Guarantor, JPMorgan Chase Bank, N.A. as Administrative Agent on behalf of the Lenders, and the Lenders. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.50		-	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as mortgagor and JPMorgan Chase Bank, N.A. as mortgagee and as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.51		-	Interest Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.52		-	Leasing Costs Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.53		-	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 23, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender	***

21		-	Subsidiaries of Registrant	***

23		-	Consent of Independent Registered Public Accounting Firm	***
__________________
	*		Incorporated by reference.
	***		Filed herewith.

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

101		-	The following financial information from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements	***

104		-	The cover page from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted as Inline XBRL and contained in Exhibit 101	***
__________________
	***		Filed herewith.

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 16, 2021	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 16, 2021
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Matthew Iocco	Chief Financial Officer	February 16, 2021
	(Matthew Iocco)	(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 16, 2021
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 16, 2021
(David Mandelbaum)

By:	/s/Mandakini Puri	Director	February 16, 2021
(Mandakini Puri)

By:	/s/Wendy Silverstein	Director	February 16, 2021
(Wendy Silverstein)

By:	/s/Arthur Sonnenblick	Director	February 16, 2021
(Arthur Sonnenblick)

By:	/s/Richard R. West	Director	February 16, 2021
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 16, 2021
(Russell B. Wight Jr.)