Form 10-Q
period 2021-03-31
ALEXANDERS INC
filed 2021-05-03
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2021, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	March 31, 2021	December 31, 2020
Real estate, at cost:
Land	$44,971	$44,971
Buildings and leasehold improvements	1,009,761	1,014,311
Development and construction in progress	12,405	11,761
Total	1,067,137	1,071,043
Accumulated depreciation and amortization	(351,752)	(350,122)
Real estate, net	715,385	720,921
Cash and cash equivalents	459,384	428,710
Restricted cash	21,132	21,167
Marketable securities	6,606	6,024
Tenant and other receivables	6,830	8,116
Receivable arising from the straight-lining of rents	142,637	145,274
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $27,221 and $27,851, respectively	35,617	36,524
Other assets	23,644	37,402
	$1,411,235	$1,404,138

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,156,517	$1,156,170
Amounts due to Vornado	1,412	1,516
Accounts payable and accrued expenses	42,996	35,342
Other liabilities	7,052	7,882
Total liabilities	1,207,977	1,200,910

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	32,965	32,965
Retained earnings	160,997	166,165
Accumulated other comprehensive income (loss)	4,491	(707)
	203,626	203,596
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	203,258	203,228
	$1,411,235	$1,404,138

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
REVENUES
Rental revenues	$56,153	$54,110
EXPENSES
Operating, including fees to Vornado of $1,560 and $1,383, respectively	(23,800)	(21,753)
Depreciation and amortization	(8,542)	(7,909)
General and administrative, including management fees to Vornado of $595 in each period	(1,543)	(1,451)
Total expenses	(33,885)	(31,113)

Interest and other income, net	172	1,543
Interest and debt expense	(5,140)	(8,573)
Change in fair value of marketable securities	582	(11,395)
Net income	$17,882	$4,572

Net income per common share - basic and diluted	$3.49	$0.89

Weighted average shares outstanding	5,122,206	5,118,698
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$17,882	$4,572
Other comprehensive income:
Change in fair value of interest rate derivatives	5,198	25
Comprehensive income	$23,080	$4,597
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Three Months Ended March 31, 2021
Balance, December 31, 2020	5,173	$5,173	$32,965	$166,165	$(707)	$(368)	$203,228
Net income	—	—	—	17,882	—	—	17,882
Dividends paid ($4.50 per common share)	—	—	—	(23,050)	—	—	(23,050)
Change in fair value of interest rate derivatives	—	—	—	—	5,198	—	5,198
Balance, March 31, 2021	5,173	$5,173	$32,965	$160,997	$4,491	$(368)	$203,258

Three Months Ended March 31, 2020
Balance, December 31, 2019	5,173	$5,173	$32,365	$216,394	$(49)	$(368)	$253,515
Net income	—	—	—	4,572	—	—	4,572
Dividends paid ($4.50 per common share)	—	—	—	(23,034)	—	—	(23,034)
Change in fair value of interest rate derivatives	—	—	—	—	25	—	25
Balance, March 31, 2020	5,173	$5,173	$32,365	$197,932	$(24)	$(368)	$235,078
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net income	$17,882	$4,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	8,958	9,202
Straight-lining of rental income	2,637	1,935
Change in fair value of marketable securities	(582)	11,395
Changes in operating assets and liabilities:
Tenant and other receivables	1,286	1,225
Other assets	14,278	(12,707)
Amounts due to Vornado	430	(597)
Accounts payable and accrued expenses	9,240	10,166
Other liabilities	(163)	(156)
Net cash provided by operating activities	53,966	25,035

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(3,842)	(6,961)
Return of short-term investment	3,600	—
Net cash used in investing activities	(242)	(6,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(23,050)	(23,034)
Debt issuance costs	(35)	(79)
Proceeds from borrowing	—	145,708
Net cash (used in) provided by financing activities	(23,085)	122,595

Net increase in cash and cash equivalents and restricted cash	30,639	140,669
Cash and cash equivalents and restricted cash at beginning of period	449,877	313,977
Cash and cash equivalents and restricted cash at end of period	$480,516	$454,646

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$428,710	$298,063
Restricted cash at beginning of period	21,167	15,914
Cash and cash equivalents and restricted cash at beginning of period	$449,877	$313,977

Cash and cash equivalents at end of period	$459,384	$438,342
Restricted cash at end of period	21,132	16,304
Cash and cash equivalents and restricted cash at end of period	$480,516	$454,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$4,565	$7,805

NON-CASH TRANSACTIONS
Liability for real estate additions, including $33 and $146 for development fees due to Vornado in 2021 and 2020, respectively	$2,913	$3,209
Write-off of fully depreciated assets	5,628	367
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

2.COVID-19 Pandemic
Our business has been adversely affected by the ongoing COVID-19 pandemic. Although substantially all our retail tenants are currently open and operating, there are limitations on occupancy and other restrictions that affect their ability to resume full operations and impact their financial health.
In limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. We have made the policy election available to us based on the Financial Accounting Standards Board’s (“FASB”) guidance for leases during the COVID-19 pandemic, which allows us to continue recognizing rental revenue for rent deferral agreements and to recognize rent abatements as a reduction to rental revenue in the period granted for qualifying deferrals and abatements.
Overall, we have collected approximately 95% of the rent due from our tenants for the quarter ended March 31, 2021, including 100% from our office tenant, approximately 87% from our retail tenants, and approximately 99% from our residential tenants.

3.Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries. All intercompany amounts have been eliminated and all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.
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
The following is a summary of revenue sources for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Lease revenues	$54,411	$51,986
Parking revenue	796	1,304
Tenant services	946	820
Rental revenues	$56,153	$54,110

The components of lease revenues for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Fixed lease revenues	$33,810	$34,149
Variable lease revenues	20,601	17,837
Lease revenues	$54,411	$51,986

Bloomberg accounted for revenue of $28,757,000 and $27,115,000 for the three months ended March 31, 2021 and 2020, respectively, representing approximately 51% and 50% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Related Party Transactions
Vornado
As of March 31, 2021, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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

The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Company management fees	$700	$700
Development fees	33	146
Leasing fees	411	50
Property management, cleaning, engineering and security fees	1,432	1,306
	$2,576	$2,202
As of March 31, 2021, the amounts due to Vornado were $951,000 for management, property management, cleaning, engineering and security fees; $428,000 for leasing fees; and $33,000 for development fees. As of December 31, 2020, the amounts due to Vornado were $845,000 for management, property management, cleaning, engineering and security fees; $557,000 for development fee; and $114,000 for leasing fees.

7.Marketable Securities
As of March 31, 2021 and December 31, 2020, we owned 564,612 common shares of The Macerich Company (“Macerich”) (NYSE: MAC). As of March 31, 2021 and December 31, 2020, the fair value of these shares was $6,606,000 and $6,024,000, respectively, based on Macerich’s closing share price of $11.70 per share and $10.67 per share, respectively. These shares are presented at fair value as “marketable securities” on our consolidated balance sheets and the gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of March 31, 2021 and December 31, 2020. We may refinance our maturing debt as it comes due or choose to pay it down.

			Balance at
(Amounts in thousands)	Maturity	Interest Rate at March 31, 2021	March 31, 2021	December 31, 2020
First mortgages secured by:
Paramus	Oct. 04, 2021	4.72%	$68,000	$68,000
731 Lexington Avenue, office condominium(1)	Jun. 11, 2024	1.01%	500,000	500,000
731 Lexington Avenue, retail condominium(2)	Aug. 05, 2025	1.50%	300,000	300,000
Rego Park II shopping center(3)	Dec. 12, 2025	1.46%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			1,164,544	1,164,544
Deferred debt issuance costs, net of accumulated amortization of $13,416 and $13,034, respectively			(8,027)	(8,374)
			$1,156,517	$1,156,170
(1)Interest at LIBOR plus 0.90%. Maturity represents the extended maturity based on our unilateral right to extend.
(2)Interest at LIBOR plus 1.40% which is subject to an interest rate swap with a fixed rate of 1.72%.
(3)Interest at LIBOR plus 1.35%. The loan balance of $252,544 is presented net of our participation of $50,000 as of March 31, 2021 and December 31, 2020. On April 7, 2021, we used our participation in this loan to reduce the loan balance to $202,544.

9.Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheet as of March 31, 2021 consist of marketable securities and an interest rate swap, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of March 31, 2021. There were no financial liabilities measured at fair value as of March 31, 2021.

	As of March 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$6,606	$6,606	$—	$—
Interest rate swap (included in other assets)	4,516	—	4,516	—
	$11,122	$6,606	$4,516	$—

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.Fair Value Measurements - continued

Financial assets measured at fair value on our consolidated balance sheet as of December 31, 2020 consist of marketable securities, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of December 31, 2020. Financial liabilities measured at fair value as of December 31, 2020 consist of an interest rate swap, which is presented in the table below based on its level in the fair value hierarchy.

	As of December 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$6,024	$6,024	$—	$—
Liabilities:
Interest rate swap (included in other liabilities)	$667	$—	$667	$—
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021		As of December 31, 2020
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$423,078	$423,078	$393,070	$393,070
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,164,544	$1,129,000	$1,164,544	$1,130,000

10.Commitments and Contingencies
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
(UNAUDITED)

10.Commitments and Contingencies - continued

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
Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease contains a purchase option in October 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures on October 4, 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
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
Letters of Credit
Approximately $960,000 of standby letters of credit were issued and outstanding as of March 31, 2021.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

11.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2021	2020
Net income	$17,882	$4,572

Weighted average shares outstanding – basic and diluted	5,122,206	5,118,698

Net income per common share – basic and diluted	$3.49	$0.89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 3, 2021

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
Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, which continue to be highly uncertain, but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in “Item 1A. – Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2021 and 2020. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 3 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the three months ended March 31, 2021, there were no material changes to these policies.

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

COVID-19 Pandemic
Our business has been adversely affected by the ongoing COVID-19 pandemic. Although substantially all our retail tenants are currently open and operating, there are limitations on occupancy and other restrictions that affect their ability to resume full operations and impact their financial health.
In limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. We have made the policy election available to us based on the Financial Accounting Standards Board’s (“FASB”) guidance for leases during the COVID-19 pandemic, which allows us to continue recognizing rental revenue for rent deferral agreements and to recognize rent abatements as a reduction to rental revenue in the period granted for qualifying deferrals and abatements.
Overall, we have collected approximately 95% of the rent due from our tenants for the quarter ended March 31, 2021, including 100% from our office tenant, approximately 87% from our retail tenants, and approximately 99% from our residential tenants.

Quarter Ended March 31, 2021 Financial Results Summary
Net income for the quarter ended March 31, 2021 was $17,882,000, or $3.49 per diluted share, compared to $4,572,000, or $0.89 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended March 31, 2021 was $25,781,000, or $5.03 per diluted share, compared to $23,744,000 or $4.64 per diluted share in the prior year’s quarter.
Square Footage, Occupancy and Leasing Activity
As of March 31, 2021, our portfolio was comprised of seven properties aggregating 2,455,000 square feet, of which 2,219,000 square feet was in service and 236,000 square feet (primarily the former Century 21 space at our Rego Park II property and a portion of the former Sears space at our Rego Park I property) was out of service for redevelopment. Excluding residential, the in service square feet was 95% occupied as of March 31, 2021. The in service residential square feet was 80% occupied as of March 31, 2021.
Significant Tenant
Bloomberg accounted for revenue of $28,757,000 and $27,115,000 for the three months ended March 31, 2021 and 2020, respectively, representing approximately 51% and 50% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended March 31, 2021, compared to March 31, 2020
Rental Revenues
Rental revenues were $56,153,000 in the quarter ended March 31, 2021, compared to $54,110,000 in the prior year’s quarter, an increase of $2,043,000. This increase was primarily due to lease termination fee income received during the quarter ended March 31, 2021 from a retail tenant at our 731 Lexington Avenue property.
Operating Expenses
Operating expenses were $23,800,000 in the quarter ended March 31, 2021, compared to $21,753,000 in the prior year’s quarter, an increase of $2,047,000. This increase was primarily due to higher operating expenses subject to recovery, including real estate taxes and common area maintenance.
Depreciation and Amortization
Depreciation and amortization was $8,542,000 in the quarter ended March 31, 2021, compared to $7,909,000 in the prior year’s quarter, an increase of $633,000. This increase was primarily due to the acceleration of depreciation expense related to retail tenant lease expirations at our 731 Lexington Avenue property.
General and Administrative Expenses
General and administrative expenses were $1,543,000 in the quarter ended March 31, 2021, compared to $1,451,000 in the prior year’s quarter, an increase of $92,000.
Interest and Other Income, net
Interest and other income, net was $172,000 in the quarter ended March 31, 2021, compared to $1,543,000 in the prior year’s quarter, a decrease of $1,371,000. This decrease was primarily due to $1,052,000 of lower interest income due to a decrease in average interest rates and $316,000 of lower dividend income from The Macerich Company (“Macerich”).
Interest and Debt Expense
Interest and debt expense was $5,140,000 in the quarter ended March 31, 2021, compared to $8,573,000 in the prior year’s quarter, a decrease of $3,433,000. This decrease was primarily due to $3,558,000 of lower interest expense due to a decrease in LIBOR.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $582,000 in the quarter ended March 31, 2021, resulting from an increase in Macerich’s share price of $1.03 on 564,612 shares owned. Change in fair value of marketable securities was an expense of $11,395,000 in the prior year’s quarter, resulting from a decrease in Macerich’s share price of $21.29 on 535,265 shares owned.

Liquidity and Capital Resources
Cash Flows
Rental revenue is our primary source of cash flow and is dependent on a number of factors, including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders. As a result of the COVID-19 pandemic, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. Overall, we have collected approximately 95% of the rent due from our tenants for the quarter ended March 31, 2021, including 100% from our office tenant, approximately 87% from our retail tenants, and approximately 99% from our residential tenants. Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

As of March 31, 2021, we had $487,122,000 of liquidity comprised of $480,516,000 of cash and cash equivalents and restricted cash and $6,606,000 of marketable securities. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows continue to evolve and cannot be predicted at this time but that impact could be material. Consequently, we will continue to evaluate our liquidity and financial position on an ongoing basis.
Three Months Ended March 31, 2021
Cash and cash equivalents and restricted cash were $480,516,000 as of March 31, 2021, compared to $449,877,000 as of December 31, 2020, an increase of $30,639,000. This increase resulted from (i) $53,966,000 of net cash provided by operating activities, partially offset by (ii) $23,085,000 of net cash used in financing activities and (iii) $242,000 of net cash used in investing activities.
Net cash provided by operating activities of $53,966,000 was comprised of (i) net income of $17,882,000, (ii) adjustments for non-cash items of $11,013,000 and (iii) the net change in operating assets and liabilities of $25,071,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $8,958,000 and (ii) straight-lining of rental income of $2,637,000, partially offset by (iii) the change in fair value of marketable securities of $582,000.
Net cash used in financing activities of $23,085,000 was primarily comprised of dividends paid of $23,050,000.
Net cash used in investing activities was comprised of construction in progress and real estate additions of $3,842,000, partially offset by the return of short-term investments of $3,600,000.
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
Paramus
In 2001, we leased 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc. The lease contains a purchase option in October 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures on October 4, 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. If the purchase option is exercised, we will receive net cash proceeds of approximately $7,000,000 and recognize a gain on sale of land of approximately $60,000,000. If the purchase option is not exercised, the triple-net rent for the last 20 years would include debt service sufficient to fully amortize $68,000,000 over the remaining 20-year lease term.
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
Letters of Credit
Approximately $960,000 of standby letters of credit were issued and outstanding as of March 31, 2021.
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
FFO (non-GAAP) for the three months ended March 31, 2021 and 2020
FFO (non-GAAP) for the quarter ended March 31, 2021 was $25,781,000, or $5.03 per diluted share, compared to $23,744,000, or $4.64 per diluted share in the prior year’s quarter.
The following table reconciles our net income to FFO (non-GAAP):

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share amounts)	2021	2020
Net income	$17,882	$4,572
Depreciation and amortization of real property	8,481	7,777
Change in fair value of marketable securities	(582)	11,395
FFO (non-GAAP)	$25,781	$23,744

FFO per diluted share (non-GAAP)	$5.03	$4.64

Weighted average shares used in computing FFO per diluted share	5,122,206	5,118,698

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2021			2020
(Amounts in thousands, except per share amounts)	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$1,002,544	1.25%	$10,025	$1,002,544	1.30%
Fixed Rate	162,000	3.51%	—	162,000	3.51%
	$1,164,544	1.56%	$10,025	$1,164,544	1.60%

Total effect on diluted earnings per share			$1.96
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
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of March 31, 2021 and December 31, 2020, the estimated fair value of our mortgages payable was $1,129,000,000 and $1,130,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 1A.Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101	-	The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: May 3, 2021	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)