Form 10-Q
period 2021-06-30
ALEXANDERS INC
filed 2021-08-02
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 30, 2021, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	June 30, 2021	December 31, 2020
Real estate, at cost:
Land	$44,804	$44,971
Buildings and leasehold improvements	1,011,211	1,014,311
Development and construction in progress	16,065	11,761
Total	1,072,080	1,071,043
Accumulated depreciation and amortization	(358,005)	(350,122)
Real estate, net	714,075	720,921
Cash and cash equivalents	447,687	428,710
Restricted cash	21,369	21,167
Marketable securities	10,304	6,024
Tenant and other receivables	7,562	8,116
Receivable arising from the straight-lining of rents	140,255	145,274
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $25,601 and $27,851, respectively	33,733	36,524
Other assets	54,059	37,402
	$1,429,044	$1,404,138

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,156,886	$1,156,170
Amounts due to Vornado	755	1,516
Accounts payable and accrued expenses	58,711	35,342
Other liabilities	6,887	7,882
Total liabilities	1,223,239	1,200,910

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	33,415	32,965
Retained earnings	163,845	166,165
Accumulated other comprehensive income (loss)	3,740	(707)
	206,173	203,596
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	205,805	203,228
	$1,429,044	$1,404,138

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental revenues	$51,388	$45,478	$107,541	$99,588
EXPENSES
Operating, including fees to Vornado of $1,489, $1,235, $3,049 and $2,618 respectively	(23,422)	(19,778)	(47,222)	(41,531)
Depreciation and amortization	(8,132)	(7,633)	(16,674)	(15,542)
General and administrative, including management fees to Vornado of $595 and $1,190 in each three and six month period, respectively	(1,823)	(2,111)	(3,366)	(3,562)
Total expenses	(33,377)	(29,522)	(67,262)	(60,635)

Interest and other income, net	151	710	323	2,253
Interest and debt expense	(5,086)	(6,172)	(10,226)	(14,745)
Change in fair value of marketable securities	3,698	1,837	4,280	(9,558)
Net gain on sale of real estate	9,124	—	9,124	—
Net income	$25,898	$12,331	$43,780	$16,903

Net income per common share - basic and diluted	$5.05	$2.41	$8.55	$3.30

Weighted average shares outstanding	5,123,255	5,120,548	5,122,733	5,119,623
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$25,898	$12,331	$43,780	$16,903
Other comprehensive (loss) income:
Change in fair value of interest rate derivatives	(751)	(4)	4,447	21
Comprehensive income	$25,147	$12,327	$48,227	$16,924
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Three Months Ended June 30, 2021
Balance, March 31, 2021	5,173	$5,173	$32,965	$160,997	$4,491	$(368)	$203,258
Net income	—	—	—	25,898	—	—	25,898
Dividends paid ($4.50 per common share)	—	—	—	(23,050)	—	—	(23,050)
Change in fair value of interest rate derivatives	—	—	—	—	(751)	—	(751)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, June 30, 2021	5,173	$5,173	$33,415	$163,845	$3,740	$(368)	$205,805

Three Months Ended June 30, 2020
Balance, March 31, 2020	5,173	$5,173	$32,365	$197,932	$(24)	$(368)	$235,078
Net income	—	—	—	12,331	—	—	12,331
Dividends paid ($4.50 per common share)	—	—	—	(23,034)	—	—	(23,034)
Change in fair value of interest rate derivatives	—	—	—	—	(4)	—	(4)
Deferred stock unit grants	—	—	600	—	—	—	600
Balance, June 30, 2020	5,173	$5,173	$32,965	$187,229	$(28)	$(368)	$224,971

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Six Months Ended June 30, 2021
Balance, December 31, 2020	5,173	$5,173	$32,965	$166,165	$(707)	$(368)	$203,228
Net income	—	—	—	43,780	—	—	43,780
Dividends paid ($9.00 per common share)	—	—	—	(46,100)	—	—	(46,100)
Change in fair value of interest rate derivatives	—	—	—	—	4,447	—	4,447
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, June 30, 2021	5,173	$5,173	$33,415	$163,845	$3,740	$(368)	$205,805

Six Months Ended June 30, 2020
Balance, December 31, 2019	5,173	$5,173	$32,365	$216,394	$(49)	$(368)	$253,515
Net income	—	—	—	16,903	—	—	16,903
Dividends paid ($9.00 per common share)	—	—	—	(46,068)	—	—	(46,068)
Change in fair value of interest rate derivatives	—	—	—	—	21	—	21
Deferred stock unit grants	—	—	600	—	—	—	600
Balance, June 30, 2020	5,173	$5,173	$32,965	$187,229	$(28)	$(368)	$224,971
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net income	$43,780	$16,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	17,503	17,792
Net gain on sale of real estate	(9,124)	—
Straight-lining of rental income	5,019	8,820
Write-off of tenant receivables	—	1,022
Stock-based compensation	450	600
Change in fair value of marketable securities	(4,280)	9,558
Dividends received in stock	—	(214)
Changes in operating assets and liabilities:
Tenant and other receivables	554	(2,646)
Other assets	(16,917)	1,687
Amounts due to Vornado	(276)	(692)
Accounts payable and accrued expenses	26,138	241
Other liabilities	(328)	(315)
Net cash provided by operating activities	62,519	52,756

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(10,086)	(13,009)
Proceeds from sale of real estate	9,291	—
Return of short-term investment	3,600	—
Net cash provided by (used in) investing activities	2,805	(13,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(46,100)	(46,068)
Debt issuance costs	(45)	(99)
Proceeds from borrowing	—	145,708
Net cash (used in) provided by financing activities	(46,145)	99,541

Net increase in cash and cash equivalents and restricted cash	19,179	139,288
Cash and cash equivalents and restricted cash at beginning of period	449,877	313,977
Cash and cash equivalents and restricted cash at end of period	$469,056	$453,265

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$428,710	$298,063
Restricted cash at beginning of period	21,167	15,914
Cash and cash equivalents and restricted cash at beginning of period	$449,877	$313,977

Cash and cash equivalents at end of period	$447,687	$441,905
Restricted cash at end of period	21,369	11,360
Cash and cash equivalents and restricted cash at end of period	$469,056	$453,265

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$9,401	$13,510

NON-CASH TRANSACTIONS
Liability for real estate additions, including $79 and $269 for development fees due to Vornado in 2021 and 2020, respectively	$1,776	$3,289
Write-off of fully depreciated assets	5,628	367
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
2.COVID-19 Pandemic
Our business has been adversely affected by the ongoing COVID-19 pandemic. Although substantially all our retail tenants are currently open and operating and previous government restrictions have been lifted, there continue to be economic conditions and other factors that adversely affect the financial health of our retail tenants.
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
Overall, we have collected approximately 97% of the rent due from our tenants for the quarter ended June 30, 2021, including 100% from our office tenant, approximately 93% from our retail tenants, and approximately 98% from our residential tenants.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.
We operate in one reportable segment.
4.Recently Issued Accounting Literature
In March 2020, the FASB issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In July 2021, the FASB issued an update (“ASU 2021-05”) Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases (“ASC 842”). ASU 2021-05 improves ASC 842 classification guidance as it relates to a lessor’s accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

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
Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect substantially all of the future lease payments. We consider the tenant’s payment history, current credit status and other factors when assessing collectability. When collectability is not deemed probable, we write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received. We recognize changes in the collectability assessment of our operating leases as adjustments to rental revenues. During the quarter ended June 30, 2021, there were no changes to our lease collectability assessment.
The following is a summary of revenue sources for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Lease revenues	$48,904	$44,099	$103,315	$96,085
Parking revenue	1,212	636	2,008	1,940
Tenant services	1,272	743	2,218	1,563
Rental revenues	$51,388	$45,478	$107,541	$99,588

The components of lease revenues for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Fixed lease revenues	$32,233	$33,590	$66,043	$67,739
Variable lease revenues	16,671	10,509	37,272	28,346
Lease revenues	$48,904	$44,099	$103,315	$96,085

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $57,513,000 and $53,180,000 for the six months ended June 30, 2021 and 2020, respectively, representing approximately 53% of our total revenues in each period. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Sale of Real Estate
On June 4, 2021, we sold a parcel of land in the Bronx, New York (“Bronx Land Parcel”) for $10,000,000. Net proceeds from the sale were $9,291,000 and the financial statement gain was $9,124,000. We do not expect to pay a special dividend related to this transaction.
7.Related Party Transactions
Vornado
As of June 30, 2021, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $344,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. Vornado is also entitled to a development fee equal to 6% of development costs, as defined.
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
Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more (the “Sales Agreement”).
Pursuant to the Sales Agreement, we paid a $300,000 sales commission to Vornado in the second quarter of 2021 related to the sale of the Bronx Land Parcel.
We also have agreements with Building Maintenance Services LLC, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our 731 Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties and The Alexander apartment tower.
The following is a summary of fees to Vornado under the various agreements discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Company management fees	$700	$700	$1,400	$1,400
Development fees	46	122	79	268
Leasing fees	28	9	439	59
Commission on sale of real estate	300	—	300	—
Property management, cleaning, engineering and security fees	1,379	1,139	2,811	2,445
	$2,453	$1,970	$5,029	$4,172
As of June 30, 2021, the amounts due to Vornado were $648,000 for management, property management, cleaning, engineering and security fees; $79,000 for development fees; and $28,000 for leasing fees. As of December 31, 2020, the amounts due to Vornado were $845,000 for management, property management, cleaning, engineering and security fees; $557,000 for development fees; and $114,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.Marketable Securities
As of June 30, 2021 and December 31, 2020, we owned 564,612 common shares of The Macerich Company (“Macerich”) (NYSE: MAC). As of June 30, 2021 and December 31, 2020, the fair value of these shares was $10,304,000 and $6,024,000, respectively, based on Macerich’s closing share price of $18.25 per share and $10.67 per share, respectively. These shares are presented at fair value as “marketable securities” on our consolidated balance sheets and the gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

9.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of June 30, 2021 and December 31, 2020. We may refinance our maturing debt as it comes due or choose to pay it down.

			Balance at
(Amounts in thousands)	Maturity	Interest Rate at June 30, 2021	June 30, 2021	December 31, 2020
First mortgages secured by:
Paramus	Oct. 04, 2021	4.72%	$68,000	$68,000
731 Lexington Avenue, office condominium(1)	Jun. 11, 2024	0.97%	500,000	500,000
731 Lexington Avenue, retail condominium(2)	Aug. 05, 2025	1.48%	300,000	300,000
Rego Park II shopping center(3)	Dec. 12, 2025	1.45%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			1,164,544	1,164,544
Deferred debt issuance costs, net of accumulated amortization of $13,795 and $13,034, respectively			(7,658)	(8,374)
			$1,156,886	$1,156,170
(1)Interest at LIBOR plus 0.90%. Maturity represents the extended maturity based on our unilateral right to extend.
(2)Interest at LIBOR plus 1.40% which is subject to an interest rate swap with a fixed rate of 1.72%.
(3)Interest at LIBOR plus 1.35%. The loan balance of $252,544 as of December 31, 2020 is presented net of our participation of $50,000. On April 7, 2021, we used our participation in this loan to reduce the loan balance to $202,544.

10.Stock-Based Compensation
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
In May 2021, we granted each of the members of our Board of Directors 284 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of June 30, 2021, there were 17,188 DSUs outstanding and 488,599 shares were available for future grant under the Plan.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheet as of June 30, 2021 consist of marketable securities and an interest rate swap, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of June 30, 2021. There were no financial liabilities measured at fair value as of June 30, 2021.

	As of June 30, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$10,304	$10,304	$—	$—
Interest rate swap (included in other assets)	3,795	—	3,795	—
	$14,099	$10,304	$3,795	$—
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
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021		As of December 31, 2020
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$383,085	$383,085	$393,070	$393,070
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,164,544	$1,124,000	$1,164,544	$1,130,000

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.Commitments and Contingencies
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which the first $30,000,000 includes communicable disease coverage, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties and excluding communicable disease coverage.
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
Paramus
In 2001, we leased 30.3 acres of land in Paramus, New Jersey to IKEA Property, Inc (“IKEA”). The lease contains a fixed-price purchase option granting IKEA the right to purchase the property in October 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures on October 4, 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. On May 13, 2021, IKEA exercised its purchase option. We anticipate closing the sale in the fourth quarter of 2021 and expect to receive net cash proceeds of approximately $4,000,000 after repayment of the mortgage loan and closing costs. We expect to recognize a financial statement gain of approximately $60,000,000. We do not expect to pay a special dividend related to this transaction.
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
Letters of Credit
Approximately $960,000 of standby letters of credit were issued and outstanding as of June 30, 2021.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2021	2020	2021	2020
Net income	$25,898	$12,331	$43,780	$16,903

Weighted average shares outstanding – basic and diluted	5,123,255	5,120,548	5,122,733	5,119,623

Net income per common share – basic and diluted	$5.05	$2.41	$8.55	$3.30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2021, the related consolidated statements of income, comprehensive income, and changes in equity, for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 2, 2021

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
Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, current and future variants, the efficacy and durability of vaccines against the variants and the potential for increased government restrictions, which continue to be uncertain at this time but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in “Item 1A. – Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2021 and 2020. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 3 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the six months ended June 30, 2021, there were no material changes to these policies.

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

COVID-19 Pandemic
Our business has been adversely affected by the ongoing COVID-19 pandemic. Although substantially all our retail tenants are currently open and operating and previous government restrictions have been lifted, there continue to be economic conditions and other factors that adversely affect the financial health of our retail tenants.
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
Overall, we have collected approximately 97% of the rent due from our tenants for the quarter ended June 30, 2021, including 100% from our office tenant, approximately 93% from our retail tenants, and approximately 98% from our residential tenants.

Quarter Ended June 30, 2021 Financial Results Summary
Net income for the quarter ended June 30, 2021 was $25,898,000, or $5.05 per diluted share, compared to $12,331,000, or $2.41 per diluted share in the prior year’s quarter. Net income for the quarter ended June 30, 2021 included $9,124,000, or $1.78 per diluted share, of income as a result of a net gain on the sale of a parcel of land in the Bronx, New York (“Bronx Land Parcel”).
Funds from operations (“FFO”) (non-GAAP) for the quarter ended June 30, 2021 was $21,133,000, or $4.12 per diluted share, compared to $17,995,000 or $3.51 per diluted share in the prior year’s quarter.
Six Months Ended June 30, 2021 Financial Results Summary
Net income for the six months ended June 30, 2021 was $43,780,000, or $8.55 per diluted share, compared to $16,903,000, or $3.30 per diluted share in the prior year’s six months. Net income for the six months ended June 30, 2021 included $9,124,000, or $1.78 per diluted share, of income as a result of a net gain on the sale of real estate.
Funds from operations (“FFO”) (non-GAAP) for the six months ended June 30, 2021 was $46,914,000, or $9.16 per diluted share, compared to $41,739,000 or $8.15 per diluted share in the prior year’s six months.
Square Footage, Occupancy and Leasing Activity
As of June 30, 2021, our portfolio was comprised of seven properties aggregating 2,455,000 square feet, of which 2,219,000 square feet was in service and 236,000 square feet (primarily the former Century 21 space at our Rego Park II property and a portion of the former Sears space at our Rego Park I property) was out of service for redevelopment. Excluding residential, the in service square feet was 95% occupied as of June 30, 2021. The in service residential square feet was 83% occupied as of June 30, 2021.

Overview - continued
Sale of Real Estate
On June 4, 2021, we sold the Bronx Land Parcel for $10,000,000. Net proceeds from the sale were $9,291,000, the financial statement gain was $9,124,000 and the tax gain was $9,100,000. We do not expect to pay a special dividend related to this transaction.
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $57,513,000 and $53,180,000 for the six months ended June 30, 2021 and 2020, respectively, representing approximately 53% of our total revenues in each period. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended June 30, 2021, compared to June 30, 2020
Rental Revenues
Rental revenues were $51,388,000 in the quarter ended June 30, 2021, compared to $45,478,000 in the prior year’s quarter, an increase of $5,910,000. This was primarily due to (i) $4,247,000 from write-offs in the prior year related to receivables arising from the straight-lining of rents from certain of our retail tenants who were put on a cash basis given the probability of collecting the rent due under the lease agreements, (ii) $1,323,000 of higher revenue from these retail tenants put on a cash basis and (iii) $1,820,000 from higher revenue from new tenants, partially offset by (iv) $2,049,000 from retail tenant vacancies at our 731 Lexington Avenue property.
Operating Expenses
Operating expenses were $23,422,000 in the quarter ended June 30, 2021, compared to $19,778,000 in the prior year’s quarter, an increase of $3,644,000. This was primarily due to higher operating expenses subject to recovery, including real estate taxes and common area maintenance.
Depreciation and Amortization
Depreciation and amortization was $8,132,000 in the quarter ended June 30, 2021, compared to $7,633,000 in the prior year’s quarter, an increase of $499,000. This was primarily due to the acceleration of amortization of the deferred leasing commission at our Paramus property.
General and Administrative Expenses
General and administrative expenses were $1,823,000 in the quarter ended June 30, 2021, compared to $2,111,000 in the prior year’s quarter, a decrease of $288,000. This was primarily due to lower stock-based compensation expense related to an initial award of deferred stock units with a fair value of $150,000 granted to a newly appointed member of our Board of Directors in the prior year and lower professional fees.
Interest and Other Income, net
Interest and other income, net was $151,000 in the quarter ended June 30, 2021, compared to $710,000 in the prior year’s quarter, a decrease of $559,000. This was primarily due to $396,000 of lower interest income due to a decrease in average interest rates and $183,000 of lower dividend income from The Macerich Company (“Macerich”).
Interest and Debt Expense
Interest and debt expense was $5,086,000 in the quarter ended June 30, 2021, compared to $6,172,000 in the prior year’s quarter, a decrease of $1,086,000. This was primarily due to $1,102,000 of lower interest expense due to a decrease in LIBOR.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $3,698,000 in the quarter ended June 30, 2021, compared to income of $1,837,000 in the prior year’s quarter, an increase of $1,861,000. This was due to the change in Macerich’s share price during the periods.
Net Gain on Sale of Real Estate
Net gain on sale of real estate was $9,124,000 in the quarter ended June 30, 2021, resulting from the sale of the Bronx Land Parcel.

Results of Operations – Six Months Ended June 30, 2021, compared to June 30, 2020
Rental Revenues
Rental revenues were $107,541,000 in the six months ended June 30, 2021, compared to $99,588,000 in the prior year’s six months, an increase of $7,953,000. This was primarily due to $4,247,000 from write-offs in the prior year related to receivables arising from the straight-lining of rents from certain of our retail tenants who were put on a cash basis and $2,750,000 of lease termination fee income from a retail tenant at our 731 Lexington Avenue property.
Operating Expenses
Operating expenses were $47,222,000 in the six months ended June 30, 2021, compared to $41,531,000 in the prior year’s six months, an increase of $5,691,000. This was primarily due to higher operating expenses subject to recovery, including real estate taxes and common area maintenance.
Depreciation and Amortization
Depreciation and amortization was $16,674,000 in the six months ended June 30, 2021, compared to $15,542,000 in the prior year’s six months, an increase of $1,132,000. This was primarily due to the acceleration of amortization of the deferred leasing commission at our Paramus property.
General and Administrative Expenses
General and administrative expenses were $3,366,000 in the six months ended June 30, 2021, compared to $3,562,000 in the prior year’s six months, a decrease of $196,000. This was primarily due to lower stock-based compensation expense related to an initial award of deferred stock units with a fair value of $150,000 granted to a newly appointed member of our Board of Directors in the prior year.
Interest and Other Income, net
Interest and other income, net was $323,000 in the six months ended June 30, 2021, compared to $2,253,000 in the prior year’s six months, a decrease of $1,930,000. This was primarily due to $1,435,000 of lower interest income due to a decrease in average interest rates and $499,000 of lower dividend income from Macerich.
Interest and Debt Expense
Interest and debt expense was $10,226,000 in the six months ended June 30, 2021, compared to $14,745,000 in the prior year’s six months, a decrease of $4,519,000. This was primarily due to $4,659,000 of lower interest expense due to a decrease in LIBOR.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $4,280,000 in the six months ended June 30, 2021, compared to an expense of $9,558,000 in the prior year’s six months, an increase to income of $13,838,000. This was due to the change in Macerich’s share price during the periods.
Net Gain on Sale of Real Estate
Net gain on sale of real estate was $9,124,000 in the six months ended June 30, 2021, resulting from the sale of the Bronx Land Parcel.

Liquidity and Capital Resources
Cash Flows
Rental revenue is our primary source of cash flow and is dependent on a number of factors, including the occupancy level and rental rates of our properties, as well as our tenants’ ability to pay their rents. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay our operating expenses, interest expense, recurring capital expenditures and cash dividends to stockholders. As a result of the COVID-19 pandemic, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants. Overall, we have collected approximately 97% of the rent due from our tenants for the quarter ended June 30, 2021, including 100% from our office tenant, approximately 93% from our retail tenants, and approximately 98% from our residential tenants. Other sources of liquidity to fund cash requirements include our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

As of June 30, 2021, we had $479,360,000 of liquidity comprised of $469,056,000 of cash and cash equivalents and restricted cash and $10,304,000 of marketable securities. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows continue to evolve and cannot be predicted at this time but that impact could be material. Consequently, we will continue to evaluate our liquidity and financial position on an ongoing basis.
Six Months Ended June 30, 2021
Cash and cash equivalents and restricted cash were $469,056,000 as of June 30, 2021, compared to $449,877,000 as of December 31, 2020, an increase of $19,179,000. This increase resulted from (i) $62,519,000 of net cash provided by operating activities and (ii) $2,805,000 of net cash provided by investing activities, partially offset by (iii) $46,145,000 of net cash used in financing activities.
Net cash provided by operating activities of $62,519,000 was comprised of (i) net income of $43,780,000, (ii) adjustments for non-cash items of $9,568,000 and (iii) the net change in operating assets and liabilities of $9,171,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $17,503,000, (ii) straight-lining of rental income of $5,019,000 and (iii) stock-based compensation of $450,000, partially offset by (iv) net gain on sale of real estate of $9,124,000 and (v) the change in fair value of marketable securities of $4,280,000.
Net cash provided by investing activities was comprised of (i) proceeds from the sale of real estate of $9,291,000 and (ii) the return of short-term investments of $3,600,000, partially offset by (iii) construction in progress and real estate additions of $10,086,000.
Net cash used in financing activities of $46,145,000 was primarily comprised of dividends paid of $46,100,000.
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
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which the first $30,000,000 includes communicable disease coverage, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties and excluding communicable disease coverage.
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
Paramus
In 2001, we leased 30.3 acres of land in Paramus, New Jersey to IKEA Property, Inc (“IKEA”). The lease contains a fixed-price purchase option granting IKEA the right to purchase the property in October 2021 for $75,000,000. The property is encumbered by a $68,000,000 interest-only mortgage loan with a fixed rate of 4.72%, which matures on October 4, 2021. The annual triple-net rent is the sum of $700,000 plus the amount of interest on the mortgage loan. On May 13, 2021, IKEA exercised its purchase option. We anticipate closing the sale in the fourth quarter of 2021 and expect to receive net cash proceeds of approximately $4,000,000 after repayment of the mortgage loan and closing costs. We expect to recognize a financial statement gain of approximately $60,000,000 and a tax gain of approximately $63,000,000. We do not expect to pay a special dividend related to this transaction.
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
Letters of Credit
Approximately $960,000 of standby letters of credit were issued and outstanding as of June 30, 2021.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

Funds from Operations (“FFO”) (non-GAAP)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. A reconciliation of our net income to FFO is provided below.
FFO (non-GAAP) for the three and six months ended June 30, 2021 and 2020
FFO (non-GAAP) for the quarter ended June 30, 2021 was $21,133,000, or $4.12 per diluted share, compared to $17,995,000, or $3.51 per diluted share in the prior year’s quarter.
FFO (non-GAAP) for the six months ended June 30, 2021 was $46,914,000, or $9.16 per diluted share, compared to $41,739,000, or $8.15 per diluted share in the prior year’s six months.
The following table reconciles our net income to FFO (non-GAAP):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2021	2020	2021	2020
Net income	$25,898	$12,331	$43,780	$16,903
Depreciation and amortization of real property	8,057	7,501	16,538	15,278
Net gain on sale of real estate	(9,124)	—	(9,124)	—
Change in fair value of marketable securities	(3,698)	(1,837)	(4,280)	9,558
FFO (non-GAAP)	$21,133	$17,995	$46,914	$41,739

FFO per diluted share (non-GAAP)	$4.12	$3.51	$9.16	$8.15

Weighted average shares used in computing FFO per diluted share	5,123,255	5,120,548	5,122,733	5,119,623

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2021			2020
(Amounts in thousands, except per share amounts)	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$1,002,544	1.22%	$10,025	$1,002,544	1.30%
Fixed Rate	162,000	3.51%	—	162,000	3.51%
	$1,164,544	1.54%	$10,025	$1,164,544	1.60%

Total effect on diluted earnings per share			$1.96
We have an interest rate cap relating to the mortgage loan on the office condominium of our 731 Lexington Avenue property with a notional amount of $500,000,000 that caps LIBOR at a rate of 3.0%.

We have an interest rate swap relating to the mortgage loan on the retail condominium of our 731 Lexington Avenue property with a notional amount of $300,000,000 that swaps LIBOR plus 1.40% for a fixed rate of 1.72%.
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of June 30, 2021 and December 31, 2020, the estimated fair value of our mortgages payable was $1,124,000,000 and $1,130,000,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
10.1	-	Assignment of Participation Interest and Termination of Participation Agreement, dated April 7, 2021 by and among Rego II Borrower LLC, as A-2 Holder and Borrower and Bank of China, New York Branch as A-1 Holder and Lender

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101	-	The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: August 2, 2021	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)