Form 10-Q
period 2021-09-30
ALEXANDERS INC
filed 2021-11-01
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 29, 2021, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	September 30, 2021	December 31, 2020
Real estate, at cost:
Land	$44,804	$44,971
Buildings and leasehold improvements	1,013,011	1,014,311
Development and construction in progress	18,945	11,761
Total	1,076,760	1,071,043
Accumulated depreciation and amortization	(364,290)	(350,122)
Real estate, net	712,470	720,921
Cash and cash equivalents	448,913	428,710
Restricted cash	20,858	21,167
Marketable securities	9,435	6,024
Tenant and other receivables	6,619	8,116
Receivable arising from the straight-lining of rents	137,863	145,274
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $24,633 and $27,851, respectively	32,265	36,524
Other assets	45,163	37,402
	$1,413,586	$1,404,138

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,157,263	$1,156,170
Amounts due to Vornado	2,092	1,516
Accounts payable and accrued expenses	53,200	35,342
Other liabilities	6,720	7,882
Total liabilities	1,219,275	1,200,910

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	33,415	32,965
Retained earnings	152,186	166,165
Accumulated other comprehensive income (loss)	3,905	(707)
	194,679	203,596
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	194,311	203,228
	$1,413,586	$1,404,138

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental revenues	$48,950	$43,499	$156,491	$143,087
EXPENSES
Operating, including fees to Vornado of $1,536, $1,177, $4,585 and $3,795, respectively	(21,433)	(22,448)	(68,655)	(63,979)
Depreciation and amortization	(9,008)	(7,587)	(25,682)	(23,129)
General and administrative, including management fees to Vornado of $595 and $1,785 in each three and nine month period, respectively	(1,272)	(1,386)	(4,638)	(4,948)
Total expenses	(31,713)	(31,421)	(98,975)	(92,056)

Interest and other income, net	157	220	480	2,473
Interest and debt expense	(5,124)	(4,463)	(15,350)	(19,208)
Change in fair value of marketable securities	(869)	(1,231)	3,411	(10,789)
Net gain on sale of real estate	—	—	9,124	—
Net income	$11,401	$6,604	$55,181	$23,507

Net income per common share - basic and diluted	$2.22	$1.29	$10.77	$4.59

Weighted average shares outstanding - basic and diluted	5,124,478	5,122,206	5,123,321	5,120,490
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$11,401	$6,604	$55,181	$23,507
Other comprehensive income (loss):
Change in fair value of interest rate derivatives	165	(14)	4,612	7
Comprehensive income	$11,566	$6,590	$59,793	$23,514
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Three Months Ended September 30, 2021
Balance, June 30, 2021	5,173	$5,173	$33,415	$163,845	$3,740	$(368)	$205,805
Net income	—	—	—	11,401	—	—	11,401
Dividends paid ($4.50 per common share)	—	—	—	(23,060)	—	—	(23,060)
Change in fair value of interest rate derivatives	—	—	—	—	165	—	165
Balance, September 30, 2021	5,173	$5,173	$33,415	$152,186	$3,905	$(368)	$194,311

Three Months Ended September 30, 2020
Balance, June 30, 2020	5,173	$5,173	$32,965	$187,229	$(28)	$(368)	$224,971
Net income	—	—	—	6,604	—	—	6,604
Dividends paid ($4.50 per common share)	—	—	—	(23,050)	—	—	(23,050)
Change in fair value of interest rate derivatives	—	—	—	—	(14)	—	(14)
Balance, September 30, 2020	5,173	$5,173	$32,965	$170,783	$(42)	$(368)	$208,511

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Nine Months Ended September 30, 2021
Balance, December 31, 2020	5,173	$5,173	$32,965	$166,165	$(707)	$(368)	$203,228
Net income	—	—	—	55,181	—	—	55,181
Dividends paid ($13.50 per common share)	—	—	—	(69,160)	—	—	(69,160)
Change in fair value of interest rate derivatives	—	—	—	—	4,612	—	4,612
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, September 30, 2021	5,173	$5,173	$33,415	$152,186	$3,905	$(368)	$194,311

Nine Months Ended September 30, 2020
Balance, December 31, 2019	5,173	$5,173	$32,365	$216,394	$(49)	$(368)	$253,515
Net income	—	—	—	23,507	—	—	23,507
Dividends paid ($13.50 per common share)	—	—	—	(69,118)	—	—	(69,118)
Change in fair value of interest rate derivatives	—	—	—	—	7	—	7
Deferred stock unit grants	—	—	600	—	—	—	600
Balance, September 30, 2020	5,173	$5,173	$32,965	$170,783	$(42)	$(368)	$208,511
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net income	$55,181	$23,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	26,923	25,554
Net gain on sale of real estate	(9,124)	—
Straight-lining of rental income	7,411	18,306
Write-off of tenant receivables	—	4,122
Stock-based compensation	450	600
Change in fair value of marketable securities	(3,411)	10,789
Dividends received in stock	—	(214)
Changes in operating assets and liabilities:
Tenant and other receivables	1,497	(4,886)
Other assets	(9,146)	(33,731)
Amounts due to Vornado	1,032	(697)
Accounts payable and accrued expenses	20,601	12,646
Other liabilities	(495)	(475)
Net cash provided by operating activities	90,919	55,521

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(14,711)	(23,630)
Proceeds from sale of real estate	9,291	—
Return of short-term investment	3,600	—
Net cash used in investing activities	(1,820)	(23,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(69,160)	(69,118)
Debt issuance costs	(45)	(2,680)
Proceeds from borrowing	—	145,708
Debt repayments	—	(50,000)
Net cash (used in) provided by financing activities	(69,205)	23,910

Net increase in cash and cash equivalents and restricted cash	19,894	55,801
Cash and cash equivalents and restricted cash at beginning of period	449,877	313,977
Cash and cash equivalents and restricted cash at end of period	$469,771	$369,778

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$428,710	$298,063
Restricted cash at beginning of period	21,167	15,914
Cash and cash equivalents and restricted cash at beginning of period	$449,877	$313,977

Cash and cash equivalents at end of period	$448,913	$355,712
Restricted cash at end of period	20,858	14,066
Cash and cash equivalents and restricted cash at end of period	$469,771	$369,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$14,182	$17,959

NON-CASH TRANSACTIONS
Liability for real estate additions, including $109 and $456 for development fees due to Vornado in 2021 and 2020, respectively	$1,832	$3,622
Write-off of fully depreciated assets	5,628	457
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.Organization
Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO). As of September 30, 2021, we had seven properties in the greater New York City metropolitan area, including 30.3 acres of land located in Paramus, New Jersey (“Paramus Property”) which we sold in October 2021. See Note 5 - Real Estate Sales for further details.
2.Basis of Presentation
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.
We operate in one reportable segment.
3.Recently Issued Accounting Literature
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
In July 2021, the FASB issued an update (“ASU 2021-05”) Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases (“ASC 842”). ASU 2021-05 provides additional ASC 842 classification guidance as it relates to a lessor’s accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition
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
Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect substantially all of the future lease payments. We consider the tenant’s payment history, current credit status and other factors when assessing collectability. When collectability is not deemed probable, we write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received. We recognize changes in the collectability assessment of our operating leases as adjustments to rental revenues. During the quarter ended September 30, 2021, there were no changes to our lease collectability assessment.
The following is a summary of revenue sources for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Lease revenues	$46,535	$41,394	$149,850	$137,479
Parking revenue	1,207	1,106	3,215	3,046
Tenant services	1,208	999	3,426	2,562
Rental revenues	$48,950	$43,499	$156,491	$143,087

The components of lease revenues for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Fixed lease revenues	$31,072	$33,609	$97,115	$101,348
Variable lease revenues	15,463	7,785	52,735	36,131
Lease revenues	$46,535	$41,394	$149,850	$137,479

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $85,057,000 and $80,696,000 for the nine months ended September 30, 2021 and 2020, respectively, representing approximately 54% and 56% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.Real Estate Sales
On June 4, 2021, we sold a parcel of land in the Bronx, New York (“Bronx Land Parcel”) for $10,000,000. Net proceeds from the sale were $9,291,000 after closing costs and the financial statement gain was $9,124,000.
On October 4, 2021, we sold our Paramus Property to IKEA Property, Inc. (“IKEA”), the tenant at the property, for $75,000,000, pursuant to IKEA’s purchase option contained in the lease. Net proceeds from the sale were $4,580,000 after closing costs and the repayment of the $68,000,000 mortgage loan. The financial statement gain was $60,826,000, which will be recognized in the fourth quarter of 2021.
We do not expect to pay a special dividend related to these transactions.
6.Related Party Transactions
Vornado
As of September 30, 2021, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
Pursuant to the Sales Agreement, we paid a $300,000 sales commission to Vornado in the second quarter of 2021 related to the sale of the Bronx Land Parcel. In addition, we will pay a $750,000 sales commission to Vornado in the fourth quarter of 2021 related to the Paramus Property sale.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Related Party Transactions - continued
The following is a summary of fees incurred to Vornado under the various agreements discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Company management fees	$700	$700	$2,100	$2,100
Development fees	30	188	109	456
Leasing fees	1,291	113	1,730	172
Commission on sale of real estate	—	—	300	—
Property management, cleaning, engineering and security fees	1,468	1,074	4,279	3,519
	$3,489	$2,075	$8,518	$6,247
As of September 30, 2021, the amounts due to Vornado were $1,291,000 for leasing fees; $692,000 for management, property management, cleaning, engineering and security fees; and $109,000 for development fees. As of December 31, 2020, the amounts due to Vornado were $845,000 for management, property management, cleaning, engineering and security fees; $557,000 for development fees; and $114,000 for leasing fees.

7.Marketable Securities
As of September 30, 2021 and December 31, 2020, we owned 564,612 common shares of The Macerich Company (“Macerich”) (NYSE: MAC). As of September 30, 2021 and December 31, 2020, the fair value of these shares was $9,435,000 and $6,024,000, respectively, based on Macerich’s closing share price of $16.71 per share and $10.67 per share, respectively. These shares are presented at fair value as “marketable securities” on our consolidated balance sheets and the gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

8.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of September 30, 2021 and December 31, 2020. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at September 30, 2021	Balance at
(Amounts in thousands)	Maturity		September 30, 2021	December 31, 2020
First mortgages secured by:
Paramus(1)	Oct. 04, 2021	4.72%	$68,000	$68,000
731 Lexington Avenue, office condominium(2)	Jun. 11, 2024	0.98%	500,000	500,000
731 Lexington Avenue, retail condominium(3)	Aug. 05, 2025	1.72%	300,000	300,000
Rego Park II shopping center(4)	Dec. 12, 2025	1.43%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			1,164,544	1,164,544
Deferred debt issuance costs, net of accumulated amortization of $14,172 and $13,034, respectively			(7,281)	(8,374)
			$1,157,263	$1,156,170
(1)On October 4, 2021, the loan was repaid in connection with the sale of the property. See Note 5 - Real Estate Sales for further details.
(2)Interest at LIBOR plus 0.90%. Maturity represents the extended maturity based on our unilateral right to extend.
(3)Interest at LIBOR plus 1.40% which was swapped to a fixed rate of 1.72%.
(4)Interest at LIBOR plus 1.35%. The loan balance of $252,544 as of December 31, 2020 is presented net of our participation of $50,000. On April 7, 2021, we used our participation in this loan to reduce the loan balance to $202,544.

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
In May 2021, we granted each of the members of our Board of Directors 284 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of September 30, 2021, there were 17,188 DSUs outstanding and 488,599 shares were available for future grant under the Plan.

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

Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheet as of September 30, 2021 consist of marketable securities and an interest rate swap, which are presented in the table below based on their level in the fair value hierarchy, and an interest rate cap, which fair value was insignificant as of September 30, 2021. There were no financial liabilities measured at fair value as of September 30, 2021.

	As of September 30, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$9,435	$9,435	$—	$—
Interest rate swap (included in other assets)	3,960	—	3,960	—
	$13,395	$9,435	$3,960	$—
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10.Fair Value Measurements - continued
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021		As of December 31, 2020
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$412,592	$412,592	$393,070	$393,070
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,164,544	$1,130,000	$1,164,544	$1,130,000

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
Letters of Credit
Approximately $960,000 of standby letters of credit were issued and outstanding as of September 30, 2021.
Other
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

12.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2021	2020	2021	2020
Net income	$11,401	$6,604	$55,181	$23,507

Weighted average shares outstanding – basic and diluted	5,124,478	5,122,206	5,123,321	5,120,490

Net income per common share – basic and diluted	$2.22	$1.29	$10.77	$4.59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2021, the related consolidated statements of income, comprehensive income, and changes in equity, for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 1, 2021

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2021 and 2020. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 3 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the nine months ended September 30, 2021, there were no material changes to these policies.

Overview
Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO). As of September 30, 2021, we had seven properties in the greater New York City metropolitan area, including 30.3 acres of land located in Paramus, New Jersey (“Paramus Property”) which we sold in October 2021.
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

Quarter Ended September 30, 2021 Financial Results Summary
Net income for the quarter ended September 30, 2021 was $11,401,000, or $2.22 per diluted share, compared to $6,604,000, or $1.29 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended September 30, 2021 was $21,181,000, or $4.13 per diluted share, compared to $15,363,000 or $3.00 per diluted share in the prior year’s quarter.
Nine Months Ended September 30, 2021 Financial Results Summary
Net income for the nine months ended September 30, 2021 was $55,181,000, or $10.77 per diluted share, compared to $23,507,000, or $4.59 per diluted share in the prior year’s nine months.
FFO (non-GAAP) for the nine months ended September 30, 2021 was $68,095,000, or $13.29 per diluted share, compared to $57,102,000 or $11.15 per diluted share in the prior year’s nine months.
Square Footage, Occupancy and Leasing Activity
As of September 30, 2021, our portfolio was comprised of seven properties aggregating 2,454,000 square feet, of which 2,218,000 square feet was in service and 236,000 square feet (primarily the former Century 21 space at our Rego Park II property and a portion of the former Sears space at our Rego Park I property) was out of service for redevelopment. Excluding residential square feet, the in service square feet was 96% occupied as of September 30, 2021. The in service residential square feet was 93% occupied as of September 30, 2021.
Real Estate Sales
On June 4, 2021, we sold a parcel of land in the Bronx, New York (“Bronx Land Parcel”) for $10,000,000. Net proceeds from the sale were $9,291,000 after closing costs, the financial statement gain was $9,124,000 and the tax gain was $9,123,000.
On October 4, 2021, we sold our Paramus Property to IKEA Property, Inc. (“IKEA”), the tenant at the property, for $75,000,000, pursuant to IKEA’s purchase option contained in the lease. Net proceeds from the sale were $4,580,000 after closing costs and the repayment of the $68,000,000 mortgage loan. The financial statement gain was $60,826,000, which will be recognized in the fourth quarter of 2021, and the tax gain was $63,898,000. Prior to the sale, the Paramus Property had annual rental revenues of $7,200,000, annual operating expenses of $3,200,000 and annual interest and debt expense of $3,300,000.
We do not expect to pay a special dividend related to these transactions.

Overview - continued
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $85,057,000 and $80,696,000 for the nine months ended September 30, 2021 and 2020, respectively, representing approximately 54% and 56% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended September 30, 2021, compared to September 30, 2020
Rental Revenues
Rental revenues were $48,950,000 in the quarter ended September 30, 2021, compared to $43,499,000 in the prior year’s quarter, an increase of $5,451,000. This was primarily due to (i) $6,590,000 from write-offs in the prior year related to receivables arising from the straight-lining of rents from certain of our retail tenants who were put on a cash basis given the probability of collecting the rent due under the lease agreements and (ii) $2,130,000 of higher revenue from new tenants, partially offset by (iii) $3,707,000 from retail tenant vacancies at our 731 Lexington Avenue and Rego Park II properties.
Operating Expenses
Operating expenses were $21,433,000 in the quarter ended September 30, 2021, compared to $22,448,000 in the prior year’s quarter, a decrease of $1,015,000. This was primarily due to lower operating expenses subject to recovery, including real estate taxes and common area maintenance.
Depreciation and Amortization
Depreciation and amortization was $9,008,000 in the quarter ended September 30, 2021, compared to $7,587,000 in the prior year’s quarter, an increase of $1,421,000. This was primarily due to the acceleration of amortization of the deferred leasing commission at our Paramus property.
General and Administrative Expenses
General and administrative expenses were $1,272,000 in the quarter ended September 30, 2021, compared to $1,386,000 in the prior year’s quarter, a decrease of $114,000. This was primarily due to lower professional fees.
Interest and Other Income, net
Interest and other income, net was $157,000 in the quarter ended September 30, 2021, compared to $220,000 in the prior year’s quarter, a decrease of $63,000. This was primarily due to $81,000 of lower interest income due to a decrease in average interest rates.
Interest and Debt Expense
Interest and debt expense was $5,124,000 in the quarter ended September 30, 2021, compared to $4,463,000 in the prior year’s quarter, an increase of $661,000. This was primarily due to $632,000 of higher interest expense due to the financing of The Alexander apartment tower in October 2020.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $869,000 in the quarter ended September 30, 2021, compared to an expense of $1,231,000 in the prior year’s quarter, a decrease of $362,000. This was due to the change in The Macerich Company’s (“Macerich”) share price during the periods.

Results of Operations – Nine Months Ended September 30, 2021, compared to September 30, 2020
Rental Revenues
Rental revenues were $156,491,000 in the nine months ended September 30, 2021, compared to $143,087,000 in the prior year’s nine months, an increase of $13,404,000. This was primarily due to (i) $10,837,000 from write-offs in the prior year related to receivables arising from the straight-lining of rents from certain of our retail tenants who were put on a cash basis, (ii) $6,436,000 of higher revenue from new tenants and (iii) $4,836,000 from write-offs in the prior year related to receivables from retail tenants who were put on a cash basis, partially offset by (iv) $9,604,000 from retail tenant vacancies at our 731 Lexington Avenue and Rego Park II properties.
Operating Expenses
Operating expenses were $68,655,000 in the nine months ended September 30, 2021, compared to $63,979,000 in the prior year’s nine months, an increase of $4,676,000. This was primarily due to higher operating expenses subject to recovery, including real estate taxes and common area maintenance.
Depreciation and Amortization
Depreciation and amortization was $25,682,000 in the nine months ended September 30, 2021, compared to $23,129,000 in the prior year’s nine months, an increase of $2,553,000. This was primarily due to the acceleration of amortization of the deferred leasing commission at our Paramus property.
General and Administrative Expenses
General and administrative expenses were $4,638,000 in the nine months ended September 30, 2021, compared to $4,948,000 in the prior year’s nine months, a decrease of $310,000. This was primarily due to lower stock-based compensation expense related to an initial award of deferred stock units with a fair value of $150,000 granted to a newly appointed member of our Board of Directors in the prior year and lower professional fees.
Interest and Other Income, net
Interest and other income, net was $480,000 in the nine months ended September 30, 2021, compared to $2,473,000 in the prior year’s nine months, a decrease of $1,993,000. This was primarily due to $1,514,000 of lower interest income due to a decrease in average interest rates and $499,000 of lower dividend income from Macerich.
Interest and Debt Expense
Interest and debt expense was $15,350,000 in the nine months ended September 30, 2021, compared to $19,208,000 in the prior year’s nine months, a decrease of $3,858,000. This was primarily due to (i) $4,414,000 of lower interest expense due to a decrease in LIBOR and (ii) $1,276,000 of lower amortization of debt issuance costs, partially offset by (iii) $1,875,000 of higher interest expense due to the financing of The Alexander apartment tower in October 2020.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $3,411,000 in the nine months ended September 30, 2021, compared to an expense of $10,789,000 in the prior year’s nine months, an increase to income of $14,200,000. This was due to the change in Macerich’s share price during the periods.
Net Gain on Sale of Real Estate
Net gain on sale of real estate was $9,124,000 in the nine months ended September 30, 2021, resulting from the sale of the Bronx Land Parcel.

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

As of September 30, 2021, we had $479,206,000 of liquidity comprised of $469,771,000 of cash and cash equivalents and restricted cash and $9,435,000 of marketable securities. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows continue to evolve and cannot be predicted at this time but that impact could be material. Consequently, we will continue to evaluate our liquidity and financial position on an ongoing basis.
Nine Months Ended September 30, 2021
Cash and cash equivalents and restricted cash were $469,771,000 as of September 30, 2021, compared to $449,877,000 as of December 31, 2020, an increase of $19,894,000. This increase resulted from (i) $90,919,000 of net cash provided by operating activities, partially offset by (ii) $69,205,000 of net cash used in financing activities and (iii) $1,820,000 of net cash used in investing activities.
Net cash provided by operating activities of $90,919,000 was comprised of (i) net income of $55,181,000, (ii) adjustments for non-cash items of $22,249,000 and (iii) the net change in operating assets and liabilities of $13,489,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $26,923,000, (ii) straight-lining of rental income of $7,411,000 and (iii) stock-based compensation of $450,000, partially offset by (iv) net gain on sale of real estate of $9,124,000 and (v) the change in fair value of marketable securities of $3,411,000.
Net cash used in financing activities of $69,205,000 was primarily comprised of dividends paid of $69,160,000.
Net cash used in investing activities was comprised of (i) construction in progress and real estate additions of $14,711,000, partially offset by (ii) proceeds from the sale of real estate of $9,291,000 and (iii) the return of short-term investments of $3,600,000.
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
Letters of Credit
Approximately $960,000 of standby letters of credit were issued and outstanding as of September 30, 2021.
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
FFO (non-GAAP) for the three and nine months ended September 30, 2021 and 2020
FFO (non-GAAP) for the quarter ended September 30, 2021 was $21,181,000, or $4.13 per diluted share, compared to $15,363,000, or $3.00 per diluted share in the prior year’s quarter.
FFO (non-GAAP) for the nine months ended September 30, 2021 was $68,095,000, or $13.29 per diluted share, compared to $57,102,000, or $11.15 per diluted share in the prior year’s nine months.
The following table reconciles our net income to FFO (non-GAAP):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2021	2020	2021	2020
Net income	$11,401	$6,604	$55,181	$23,507
Depreciation and amortization of real property	8,911	7,528	25,449	22,806
Net gain on sale of real estate	—	—	(9,124)	—
Change in fair value of marketable securities	869	1,231	(3,411)	10,789
FFO (non-GAAP)	$21,181	$15,363	$68,095	$57,102

FFO per diluted share (non-GAAP)	$4.13	$3.00	$13.29	$11.15

Weighted average shares used in computing FFO per diluted share	5,124,478	5,122,206	5,123,321	5,120,490

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2021			2020
(Amounts in thousands, except per share amounts)	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$702,544	1.11%	$7,025	$702,544	1.19%
Fixed Rate	462,000	2.35%	—	462,000	2.35%
	$1,164,544	1.60%	$7,025	$1,164,544	1.65%

Total effect on diluted earnings per share			$1.37
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
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of September 30, 2021 and December 31, 2020, the estimated fair value of our mortgages payable was $1,130,000,000. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Effective November 2, 2021, Gary Hansen has been appointed as Chief Financial Officer of the Company. Mr. Hansen succeeds Matthew Iocco, who will be retiring after 22 years with the Company and its affiliates. Mr. Iocco will remain with the Company through December 31, 2021 to assist with the transition. Mr. Hansen, age 43, was previously Controller of the Company since May 2015.
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101	-	The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: November 1, 2021	By:	/s/ Matthew Iocco
Matthew Iocco
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)