Form 10-K
period 2021-12-31
ALEXANDERS INC
filed 2022-02-14
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDERS INC
(Exact name of registrant as specified in its charter)

Delaware			51-0100517
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
210 Route 4 East,	Paramus,	New Jersey	07652
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(201)	587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	ALX	New York Stock Exchange

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $569,493,000 at June 30, 2021.

As of January 31, 2022, there were 5,107,290 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2022.

__________________________

(1)    These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2021, portions of which are incorporated by reference herein.

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

We have six properties in the New York City metropolitan area consisting of:

Operating properties

•731 Lexington Avenue, a 1,079,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 939,000 and 140,000 of net rentable square feet of office and retail space, respectively. Bloomberg L.P. (“Bloomberg”) occupies all of the office space. The Home Depot (83,000 square feet) is the principal retail tenant;

•Rego Park I, a 338,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens. The center is anchored by a 112,000 square foot IKEA, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

•Rego Park II, a 615,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased;

•The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet;

•Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC through January 2037. The property is ground leased through January 2027 with one 10-year extension option.

Property to be developed

•Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

Real estate sales

•On June 4, 2021, we sold a parcel of land in the Bronx, New York (“Bronx Land Parcel”) for $10,000,000. Net proceeds from the sale were $9,291,000 after closing costs and the financial statement gain was $9,124,000.

•On October 4, 2021, we sold 30.3 acres of land located in Paramus, New Jersey (“Paramus Property”) to IKEA Property, Inc. (“IKEA”), the tenant at the property, for $75,000,000, pursuant to IKEA’s purchase option contained in the lease. Net proceeds from the sale were $4,580,000 after closing costs and the repayment of the $68,000,000 mortgage loan.

Relationship with Vornado
We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements which expire in March of each year and are automatically renewable.  Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating office and retail properties.

As of December 31, 2021, Vornado owned 32.4% of our outstanding common stock.  Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2021, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.2% they indirectly own through Vornado.

Significant Tenant
Bloomberg accounted for revenue of $113,140,000, $109,066,000, and $109,113,000 in the years ended December 31, 2021, 2020, and 2019, respectively, representing approximately 55%, 55% and 48% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Competition
We operate in a highly competitive environment.  All of our properties are located in the New York City metropolitan area.  We compete with a large number of property owners and developers.  Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and the quality of services provided.  Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels.  Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

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

Executive Office
Our executive office is located at 210 Route 4 East, Paramus, New Jersey, 07652 and our telephone number is (201) 587-8541.

Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge on our website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines.  In the event of any changes to these items, revised copies will be made available on our website.  Copies of these documents are also available directly from us, free of charge. The contents of our website provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

RISKS RELATED TO OUR PROPERTIES AND INDUSTRY

Our business, financial condition, results of operations and cash flows have been and may continue to be adversely affected by the COVID-19 pandemic and the impact could be material to us.
Our business has been adversely affected by the ongoing COVID-19 pandemic and preventive measures taken to curb the spread of the virus. The pandemic has resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business closures. Existing and potential new variants make the ongoing impact of the COVID-19 pandemic difficult to predict. If the virus continues to spread significantly in its current form or as a more contagious variant, governmental agencies and other authorities may order additional closures or impose further restrictions on businesses, which could negatively impact the financial condition of our tenants. The continuation of the pandemic could also have fundamental adverse effects on our business. Further delays in tenant return-to-work plans as a result of the continued risks of the pandemic and further dependence on work from home and flexible work arrangements may lead our office tenant to reassess its long-term physical space needs. Further, while many of the limitations and restrictions imposed on retailers during the onset of the pandemic have been lifted and/or eased, economic conditions, including a decline in New York City tourism since the onset of the virus, continue to adversely affect the financial health of our retail tenants. The impact of such conditions could cause retailers to reduce the number and size of their physical locations and further increase reliance on e-commerce. Over time, these factors could decrease the demand for office and retail space and ultimately decrease occupancy and/or rent levels across our portfolio, which may have a negative impact on our financial condition and/or access to capital. In addition, the value of our real estate assets may decline, which may result in non-cash impairment charges in future periods and the impact could be material. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including vaccination rates among the population, the efficacy and durability of vaccines against emerging variants and governmental and tenant responses thereto, all of which are uncertain at this time. Given the dynamic nature of the circumstances, it is difficult to predict the ongoing impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows but the impact could be material.

All of our properties are in the New York City metropolitan area and are affected by the economic cycles and risks inherent in that area.
All of our revenues come from properties located in the New York City metropolitan area. Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term.  Recent declines in the economy and declines in the real estate market in this area, have hurt and could continue to hurt, our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

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

It is impossible for us to predict the future or the effect of trends in the economic and investment climates of the New York City metropolitan region, and more generally of the United States, on the real estate market in this area.  Local, national or global economic downturns could negatively affect our business and profitability.

We may be adversely affected by trends in office real estate, including work from home trends.
Trends in the working environment, including work from home, flexible or hybrid work schedules, open workplaces and teleconferencing are becoming more common and have accelerated as a result of the COVID-19 pandemic. These practices enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of these trends could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

We are subject to risks that affect the general and New York City retail environments.
Certain of our properties are New York City retail properties.  As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, New York City tourism, which has not fully recovered from the effects of the COVID-19 pandemic, employer remote-working policies, the threat of terrorism, increasing competition from on-line retailers, other retailers and outlet malls and the impact of technological change upon the retail environment generally. For a number of our tenants that operate retail businesses involving high contact interactions with their customers, the negative impact of the COVID-19 pandemic on their business has been particularly severe and the recovery more difficult, with customer traffic down significantly. Furthermore, it is unknowable whether consumers’ retail habits will return to norms that existed prior to the COVID-19 pandemic. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on our business and profitability.

Terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.
All of our properties are located in the New York City metropolitan area, and our most significant property, 731 Lexington Avenue, is located on Lexington Avenue and 59th Street in Manhattan.  In response to a terrorist attack or the perceived threat of terrorism, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in this area. This, in turn, could trigger a decrease in the demand for space in these markets, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. Furthermore, we may experience increased costs for security, equipment and personnel. As a result, the value of our properties and the level of our revenues could decline materially.

Natural disasters and the effects of climate change could have a concentrated impact on the area which we operate and could adversely impact our results.
Our investments are in the New York City metropolitan area and since they are concentrated along the Eastern Seaboard, natural disasters, including hurricanes, could cause significant damage to our properties and the surrounding environment or area.  Potentially adverse consequences of “global warming,” including rising sea levels, could similarly have an impact on our properties and the economy of the New York City metropolitan area in which we operate. Government efforts to combat climate change may impact the cost of operating our properties and real estate in the New York City metropolitan area.  Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.

Our properties are located in urban areas, which means the vitality of our properties is reliant on sound transportation and utility infrastructure. If that infrastructure is compromised in any way by an extreme weather event, such a compromise could have an adverse impact on our local economies and populations, as well as on our tenants’ ability to do business in our buildings.

Our properties are subject to transitional risks related to climate-related policy change.
De-carbonization of grid-supplied energy could lead to increased energy costs and operating expenses for our buildings. Retrofitting our building systems to consume less energy could lead to increased capital costs. Buildings which consume fossil fuels onsite may be subject to penalties. In addition, the full transition of grid-supplied energy to renewable sources (as has been mandated by the Climate Leadership and Community Protection Act in New York State) could lead to increased energy costs and operating expenses for our buildings.

In addition, we may become subject to costs, taxes or penalties, or increases therein, associated with natural resource or energy usage, such as a “carbon tax” and by local legislation such as New York City’s Local Law 97, which sets limits on carbon emissions in our buildings and imposes penalties if we exceed those limits, and New York City’s Intro 2317, or the “gas ban” bill, which limits any onsite fossil fuel combustion in new construction and major renovations. These costs, taxes or penalties could increase our operating costs and decrease the cash available to pay our obligations or distribute to equity holders.

U.S. federal tax legislation now and in the future could affect REITs generally, the trading of our shares and our results of operations, both positively and negatively, in ways that are difficult to anticipate.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made, including under the Tax Cuts and Jobs Act of 2017, which made major changes to the Internal Revenue Code (the “Code”), including a number of provisions of the Code that affect the taxation of REITs and their shareholders, and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, or technical corrections made, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends. Stockholders are urged to consult with their own tax advisors with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

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
•natural disasters;
•general competitive factors; and
•climate change.

The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors.  If our rental revenues and/or occupancy levels decline, we generally would expect to have less cash available for operating costs, to pay our indebtedness and for distribution to our stockholders.  In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline, and maintenance costs can increase substantially in an inflationary environment.

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
731 Lexington Avenue accounted for revenue of $140,524,000, $137,718,000 and $153,797,000 in the years ended December 31, 2021, 2020, and 2019, respectively, representing approximately 68%, 69% and 68% of our rental revenues in each year, respectively.  Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.

Bloomberg represents a significant portion of our revenues.  Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.
Bloomberg accounted for revenue of $113,140,000, $109,066,000, and $109,113,000 in the years ended December 31, 2021, 2020, and 2019, respectively, representing approximately 55%, 55% and 48% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.

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

We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We continue to engage in development, redevelopment and repositioning activities with respect to our properties. Specifically, in 2021, we filed permits to construct an apartment tower at our Rego Park III property. We are subject to certain risks in connection with development and redevelopment activities, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) start up, repositioning and redevelopment costs may be higher than anticipated; (v) cost overruns, especially in an inflationary environment, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to lease a property on schedule or at all, resulting in increased construction or redevelopment costs; and (ix) the possibility that properties will be leased at below expected rental rates. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common stock and ability to satisfy our principal and interest obligations and to make distributions to our stockholders.

It may be difficult to sell real estate timely, which may limit our flexibility.
Real estate investments are relatively illiquid. Consequently, we may have limited ability to dispose of assets in our portfolio promptly in response to changes in economic or other conditions which could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations.

Significant inflation could adversely affect our business and financial results.
Increased inflation can adversely affect us by increasing costs of land, construction and renovation. In a highly inflationary environment, we may be unable to raise the rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials can increase, which could have an adverse impact on our business or financial results. While increases in most operating expenses at our commercial properties can be passed on to our office and retail tenants, increases in expenses at our residential properties may not be able to be passed on to residential tenants. An increase to unreimbursed operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to stockholders.

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
As of December 31, 2021, we had outstanding mortgage indebtedness of $1,096,544,000, secured by three of our properties.  These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and provide for yield maintenance or defeasance premiums to prepay them.  These mortgages may significantly restrict our operational and financial flexibility. In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.

We have a substantial amount of indebtedness that could affect our future operations.
As of December 31, 2021, total debt outstanding was $1,096,544,000. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
As of December 31, 2021, total debt outstanding was $1,096,544,000 and our ratio of total debt to total enterprise value was 56%.  “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date.  In addition, we have significant debt service obligations.  For the year ended December 31, 2021, our cash payments for principal and interest were $86,568,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value.  If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations.  In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase.  Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.
The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk and counterparties may fail to perform under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes and when existing interest rate hedges terminate, we may incur increased costs in implementing further interest rate hedges. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

In addition, Vornado, Interstate and its three general partners (each of whom are both trustees of Vornado and Directors of Alexander’s) together beneficially own approximately 58.4% of our outstanding shares of common stock.  This degree of ownership is likely to reduce the possibility of a tender offer or an attempt to change control of the Company by a third party.

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
As of December 31, 2021, Interstate and its partners owned approximately 6.9% of the common shares of beneficial interest of Vornado and approximately 26.0% of our outstanding common stock.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate.  Mr. Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate.  Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors.  In addition, Vornado manages and leases the real estate assets of Interstate.

As of December 31, 2021, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.0% owned by Interstate and its partners.  In addition to the relationships described in the immediately preceding paragraph, Dr. Richard West and Ms. Mandakini Puri are both trustees of Vornado and members of our Board of Directors.

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

RISKS RELATED TO OUR COMMON STOCK

The trading price of our common stock has been volatile and may continue to fluctuate.
The trading price of our common stock has been volatile and may continue to fluctuate widely as a result of several factors, many of which are outside of our control.  In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have in the past and may in the future adversely affect the market price of our common stock.  Among the factors that could affect the price of our common stock are:

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
•the extent of short-selling of our common stock and the shares of our competitors;
•fluctuations in the stock price and operating results of our competitors;
•general financial and economic market conditions and, in particular, developments related to market conditions for office, retail and residential REITs and other real estate related companies and the New York City real estate market generally;
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
The interest of our current stockholders could be diluted if we issue additional equity securities.  As of December 31, 2021, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 17,188 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors.  In addition, 488,599 shares are available for future grant under the terms of our 2016 Omnibus Stock Plan.  These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan.  We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.

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
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons who access our systems from inside or outside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we have not experienced cyber incidents that are individually, or in the aggregate, material, we have experienced cyber attacks in the past, which have thus far been mitigated by preventative, detective, and responsive measures that we have put in place. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that result; may require payments to the attackers; subject us to litigation claims for breach of contract, damages, credits, fines, penalties, governmental investigations and enforcement actions or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.
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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $287,500 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.

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

We may be adversely affected by the discontinuation of London Interbank Offered Rate (“LIBOR”).
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. The Secured Overnight Financing Rate (“SOFR”) has been identified by market participants as the preferred alternative to USD LIBOR in derivatives and other financial contracts. Our new floating rate loans entered into after December 31, 2021 will no longer reference LIBOR and will reference SOFR or another floating rate.

As of December 31, 2021, we had $1,002,544,000 of outstanding debt indexed to LIBOR. $300,000,000 of this debt is subject to interest rate swaps that convert the floating rates to a fixed interest rate. In the transition from the use of LIBOR to SOFR or other alternatives, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported and we have been entering into amendments to certain of our financing agreements to provide for alternative benchmark rates if LIBOR is discontinued, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than or lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Use of alternative interest rates or other LIBOR reforms could result in increased volatility or a tightening of credit markets which could adversely affect our ability to obtain cost-effective financing. In addition, the transition of our existing LIBOR financing agreements to alternative benchmarks may result in unanticipated changes to the overall interest rate paid on our liabilities.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     PROPERTIES
The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2021.

			Square Feet				Weighted
					Under		Average
					Development Or	In Service	Escalated		Lease Expiration(s)
		Land	Total		Not Available	Occupancy	Annual		Original		Option
Property		Acreage	Property	In Service	For Lease	Rate	Rent PSF (1)	Tenants	Term (2)		Term (3)
Operating Properties:
731 Lexington Avenue
	New York, NY
	Office		939,000	916,000	23,000	100%	$126.09	Bloomberg L.P.	2029		2039

	Retail		83,000	83,000	—			The Home Depot	2025		2035
			57,000	57,000	—			Various	Various		Various
			140,000	140,000	—	90%	239.42
		1.9	1,079,000	1,056,000	23,000

Rego Park I
	Queens, NY
			112,000	112,000	—			IKEA	2025	(4)	2030
			50,000	50,000	—			Burlington	2027		N/A
			46,000	46,000	—			Bed Bath & Beyond	2026		N/A
			36,000	36,000	—			Marshalls	2032		N/A
			16,000	16,000	—			Old Navy	2027		N/A
			78,000	—	78,000			(5)	N/A		N/A
		4.8	338,000	260,000	78,000	100%	48.88

Rego Park II
	Queens, NY
			145,000	145,000	—			Costco	2034		2059
			133,000	133,000	—			Kohl’s (6)	2031		2051
			202,000	202,000	—			Various	Various		Various
			135,000	—	135,000			(7)	N/A		N/A
		6.6	615,000	480,000	135,000	84%	63.60

The Alexander apartment tower, 312 units
	Queens, NY	—	255,000	255,000	—	95%	46.06 (8)	Residential	(9)		N/A

Flushing
	Queens, NY (10)	1	167,000	167,000	—	100%	31.31	New World Mall LLC	2037		N/A
Property to be Developed:
Rego Park III, adjacent to Rego Park II
	Queens, NY	3.2	—	—	—	—	—	—	—		—
			2,454,000	2,218,000	236,000

(1)	Represents the weighted average escalated annual rent per square foot, which includes tenant reimbursements and excludes the impact of tenant concessions (such as free rent), as of December 31, 2021. For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.
(2)	Represents the year in which the tenant’s lease expires, without consideration of any renewal or extension options. Lease expiration dates are based on non-cancelable lease terms and do not extend beyond any early termination rights that the tenant may have under its lease.
(3)	Represents the year in which the tenant’s lease expires if all renewal or extension options are exercised.
(4)	IKEA has the option to terminate its lease after the fifth year of the lease term in 2025, subject to payment to us of the lesser of $10,000,000 or the amount of rent due under the remaining term.
(5)	Formerly occupied by Sears. Currently out of service due to redevelopment.
(6)	Subleased through remaining original lease term.
(7)	Formerly occupied by Century 21. Currently out of service due to redevelopment.
(8)	Average monthly rent per unit is $3,116.
(9)	Residential tenants have one or two year leases.
(10)	Ground leased through January 2027 with one 10-year extension option.

Operating Properties
 731 Lexington Avenue
731 Lexington Avenue, a 1,079,000 square foot multi-use building, comprises the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York, and is situated in the heart of one of Manhattan’s busiest business and shopping districts, with convenient access to several subway and bus lines. The property is located across the street from Bloomingdale’s flagship store and only a few blocks away from Fifth Avenue and 57th Street.  The building contains 939,000 and 140,000 of net rentable square feet of office and retail space, respectively.  Bloomberg occupies all of the office space.  The Home Depot (83,000 square feet) is the principal retail tenant.

The office portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $500,000,000 which matures in June 2022, with two one-year unilateral extension options.  The interest-only loan is at LIBOR plus 0.90% (1.01% as of December 31, 2021). In connection therewith, we purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 3.0%.

The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $300,000,000 which matures in August 2025. The interest-only loan is at LIBOR plus 1.40% which was swapped to a fixed rate of 1.72%.

Rego Park I
Rego Park I, a 338,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens, New York. The center is anchored by a 112,000 square foot IKEA, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. The center contains a parking deck (1,241 spaces) that provides for paid parking.

Rego Park II
Rego Park II, a 615,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens, New York. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased. The center contains a parking deck (1,326 spaces) that provides for paid parking.

This center is encumbered by a mortgage loan in the amount of $202,544,000 which matures in December 2025. The interest-only loan is at LIBOR plus 1.35% (1.45% as of December 31, 2021).

The Alexander Apartment Tower

The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.

The property is encumbered by a mortgage loan in the amount of $94,000,000 which matures in November 2027. The interest-only loan has a fixed rate of 2.63%.

Operating Properties - continued

Flushing
Our Flushing property is located on Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens, New York.  Roosevelt Avenue and Main Street are active shopping districts and there are many national retailers located in the area.  A subway entrance is located directly in front of the property with bus service across the street.  The property comprises a four-floor building containing 167,000 square feet and a parking garage, which is sub-leased to New World Mall LLC through January 2037. The property is ground leased through January 2027 with one 10-year extension option.

Property to be Developed

Rego Park III
We own a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, New York, at the intersection of Junction Boulevard and the Horace Harding Service Road. The land is currently being used for paid public parking. In 2021, we filed permits to construct an apartment tower at the property.

ITEM 3.        LEGAL PROCEEDINGS
We are from time to time involved in legal actions arising in the ordinary course of business.  In our opinion, after consultation with our legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to the 195,000 square foot store that Sears formerly leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4,000,000 and future damages it estimated would not be less than $25,000,000. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000. On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief resulting in an automatic stay of this case. Both parties have filed motions for summary judgment and in November 2021, the parties stipulated to lift the stay to allow the motions to be decided by the court.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “ALX.”

As of January 31, 2022, there were 196 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

None.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2016 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2016	2017	2018	2019	2020	2021
Alexander’s	$100	$97	$78	$89	$80	$80
S&P 500 Index	100	122	116	153	181	233
The NAREIT All Equity Index	100	109	104	134	127	180

ITEM 6. RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The following discussion should be read in conjunction with the financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2021 and 2020, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2019, including year-to-year comparisons between 2020 and 2019, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties.  All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries.  We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO).  We have six properties in the New York City metropolitan area.

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

Overview - continued
Year Ended December 31, 2021 Financial Results Summary
Net income for the year ended December 31, 2021 was $132,930,000 or $25.94 per diluted share, compared to $41,939,000 or $8.19 per diluted share for the year ended December 31, 2020. Net income for the year ended December 31, 2021 included $72,298,000, or $14.11 per diluted share, of income as a result of net gains on the sale of real estate, including $2,348,000, or $0.46 per diluted share, from discontinued operations.

Funds from operations (“FFO”) (non-GAAP) for the year ended December 31, 2021 was $89,757,000, or $17.52 per diluted share, compared to $82,509,000, or $16.11 per diluted share for the year ended December 31, 2020.

Square Footage, Occupancy and Leasing Activity

As of December 31, 2021, our portfolio was comprised of six properties aggregating 2,454,000 square feet, of which 2,218,000 square feet was in service and 236,000 square feet (primarily the former Century 21 space at our Rego Park II property and a portion of the former Sears space at our Rego Park I property) was out of service for redevelopment. Excluding residential, the in service square feet was 96% occupied as of December 31, 2021. The in service residential square feet was 95% occupied as of December 31, 2021.

Real Estate Sales

On June 4, 2021, we sold a parcel of land in the Bronx, New York (“Bronx Land Parcel”) for $10,000,000. Net proceeds from the sale were $9,291,000 after closing costs, the financial statement gain was $9,124,000 and the tax gain was $9,123,000.

On October 4, 2021, we sold our Paramus Property to IKEA, the tenant at the property, for $75,000,000, pursuant to IKEA’s purchase option contained in the lease. Net proceeds from the sale were $4,580,000 after closing costs and the repayment of the $68,000,000 mortgage loan. The financial statement gain was $60,826,000, which was recognized in the fourth quarter of 2021, and the tax gain was $63,898,000. Prior to the sale, the Paramus Property had annual rental revenues of $7,200,000, annual operating expenses of $3,200,000 and annual interest and debt expense of $3,300,000.

Marketable Securities

In December 2021, we sold our 564,612 common shares of the Macerich Company (“Macerich”), realizing cash proceeds of $9,506,000.

Financing Activity
On April 7, 2021, we used our $50,000,000 participation in our Rego Park II shopping center loan to reduce the loan balance from $252,544,000 to $202,544,000.

On October 4, 2021, our $68,000,0000 Paramus Property mortgage loan was repaid in connection with the sale of the property.

Significant Tenant

Bloomberg accounted for revenue of $113,140,000, $109,066,000, and $109,113,000 in the years ended December 31, 2021, 2020 and 2019, respectively, representing approximately 55%, 55% and 48% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Critical Accounting Estimates
In preparing the consolidated financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accounting estimates are deemed critical if they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Below is a summary of the critical accounting estimates used in the preparation of our consolidated financial statements. A discussion of our accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.

Impairment Analyses for Real Estate
Our properties, including properties to be developed in the future, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment analyses are based on current plans, intended holding periods, ability to hold, and available information at the time the analyses are prepared. Assessing impairment can be complex and involves a high degree of subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. These estimates can have a significant impact on the undiscounted cash flows or estimated fair value of an asset and could thereby affect the value of our real estate on our consolidated balance sheets as well as any potential impairment losses recognized on our consolidated statements of income.

Collectability Assessments for Revenue Recognition

We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status, publicly available information about the financial condition of the tenant, the impact of COVID-19 on tenants’ businesses, and other factors. Our assessment of the collectability of tenant receivables can have a significant impact on the rental revenue recognized in our consolidated statements of income.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Results of Operations – Year Ended December 31, 2021 compared to December 31, 2020

Rental Revenues
Rental revenues were $206,148,000 in the year ended December 31, 2021, compared to $199,142,000 in the prior year, an increase of $7,006,000.  This was primarily due to (i) $10,837,000 from write-offs in the prior year related to receivables arising from the straight-lining of rents from certain of our retail tenants who were put on a cash basis and (ii) $8,163,000 of higher revenue from new tenants, partially offset by (iii) $12,905,000 from retail tenant vacancies at our 731 Lexington Avenue and Rego Park II properties.
Operating Expenses
Operating expenses were $91,089,000 in the year ended December 31, 2021, compared to $88,403,000 in the prior year, an increase of $2,686,000. This was primarily due to higher operating expenses subject to recovery, including utilities and common area maintenance.

Depreciation and Amortization
Depreciation and amortization was $32,938,000 in the year ended December 31, 2021, compared to $32,357,000 in the prior year, an increase of $581,000.

General and Administrative Expenses
General and administrative expenses were $5,924,000 in the year ended December 31, 2021, compared to $6,307,000 in the prior year, a decrease of $383,000. This was primarily due to $232,000 of lower professional fees and $150,000 of lower stock-based compensation expense from an initial award granted to a newly appointed member of our Board of Directors in the prior year.

Interest and Other Income, net
Interest and other income, net was $639,000 in the year ended December 31, 2021, compared to $2,667,000 in the prior year, a decrease of $2,028,000. This was primarily due to $1,544,000 of lower interest income due to a decrease in interest rates and $499,000 of lower dividend income from Macerich.

Interest and Debt Expense
Interest and debt expense was $19,686,000 in the year ended December 31, 2021, compared to $24,204,000 in the prior year, a decrease of $4,518,000. This was primarily due to $5,052,000 of lower interest expense due to a decrease in LIBOR.

Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $3,482,000 in the year ended December 31, 2021, compared to an expense of $8,599,000 in the prior year, an increase to income of $12,081,000. This was due to the change in Macerich’s share price through December 2021, when we sold our Macerich common shares.

Net Gains on Sale of Real Estate
Net gains on the sale of real estate were $69,950,000 in the year ended December 31, 2021. This was due to $60,826,000 from the sale of our Paramus Property and $9,124,000 from the sale of the Bronx Land Parcel.
Income from Discontinued Operations
Income from discontinued operations was $2,348,000 in the year ended December 31, 2021. This was due to the recognition of a previously deferred gain on the 2012 sale of Kings Plaza Regional Shopping Center to Macerich. The deferred gain was recognized due to the sale of our Macerich common shares. See Note 7 - Discontinued Operations, to our consolidated financial statements in this Annual Report on Form 10-K.

Related Party Transactions

Vornado
As of December 31, 2021, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 5 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2021, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.2% they indirectly own through Vornado.

Liquidity and Capital Resources

Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to stockholders as well as development costs. The sources of liquidity to fund these cash requirements include rental revenue, which is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties, as well as our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.

As of December 31, 2021, we had $483,505,000 of liquidity comprised of cash and cash equivalents and restricted cash. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows continue to evolve and cannot be predicted at this time but that impact could be material.

Cash Flows for the Year Ended December 31, 2021

Cash and cash equivalents and restricted cash were $483,505,000 at December 31, 2021, compared to $449,877,000 at December 31, 2020, an increase of $33,628,000. This resulted from (i) $118,465,000 of net cash provided by operating activities and (ii) $75,457,000 of net cash provided to investing activities, partially offset by (iii) $160,294,000 of net cash used in financing activities.
Net cash provided by operating activities of $118,465,000 was comprised of (i) net income of $132,930,000 and (ii) the net change in operating assets and liabilities of $16,456,000, partially offset by (iii) adjustments for non-cash items of $30,921,000. The adjustments for non-cash items were comprised of (i) net gains on sale of real estate of $72,298,000 (including $2,348,000 from discontinued operations) and (ii) the change in fair value of marketable securities of $3,482,000, partially offset by (iii) depreciation and amortization (including amortization of debt issuance costs) of $34,592,000, (iv) straight-lining of rental income of $9,817,000 and (v) stock-based compensation of $450,000.
Net cash provided by investing activities of $75,457,000 was comprised of (i) proceeds from the sale of real estate of $81,871,000, (ii) proceeds from the sale of marketable securities of $9,506,000 and (iii) the return of short-term investments of $3,600,000, partially offset by (iv) construction in progress and real estate additions of $19,520,000.
Net cash used in financing activities of $160,294,000 was primarily comprised of dividends paid of $92,220,000 and debt repayments of $68,000,000 in connection with the sale of our Paramus Property.

Liquidity and Capital Resources - continued
Cash Flows for the Year Ended December 31, 2020
Cash and cash equivalents and restricted cash were $449,877,000 at December 31, 2020, compared to $313,977,000 at December 31, 2019, an increase of $135,900,000. This resulted from (i) $78,066,000 of net cash provided by operating activities and (ii) $90,294,000 of net cash provided by financing activities, partially offset by (iii) $32,460,000 of net cash used in investing activities.

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

Net cash used in investing activities was comprised of construction in progress and real estate additions of $32,460,000.

Dividends

On January 19, 2022, our Board of Directors declared a regular quarterly dividend to $4.50 per share (an indicated annual rate of $18.00 per share).  The dividend, if declared by the Board of Directors at the same rate for all of 2022, would require us to pay out approximately $92,200,000 in 2022.

Debt

On April 7, 2021, we used our $50,000,000 participation in our Rego Park II shopping center loan to reduce the loan balance from $252,544,000 to $202,544,000.
On October 4, 2021, our $68,000,000 Paramus Property mortgage loan was repaid in connection with the sale of the property.

Liquidity and Capital Resources - continued

Below is a summary of our outstanding debt and maturities as of December 31, 2021.  We may refinance our maturing debt as it comes due or choose to repay it.

	Balance	Interest Rate	Maturity
(Amounts in thousands)
731 Lexington Avenue, office condominium(1)	$500,000	1.01%	Jun. 11, 2024
731 Lexington Avenue, retail condominium(2)	300,000	1.72%	Aug. 05, 2025
Rego Park II shopping center(3)	202,544	1.45%	Dec. 12, 2025
The Alexander apartment tower	94,000	2.63%	Nov. 1, 2027
Total	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $14,551	(6,931)
Total, net	$1,089,613

(1) Interest at LIBOR plus 0.90%. Maturity date represents the extended maturity based on our unilateral right to extend.
(2) Interest at LIBOR plus 1.40% which was swapped to a fixed rate of 1.72%.
(3) Interest at LIBOR plus 1.35%.

Below is a summary of our principal and interest repayments scheduled as of December 31, 2021.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years

Long-term debt obligations	$1,154,325	$15,845	$528,734	$513,651	$96,095
Total principal and interest repayments (1)	$1,154,325	$15,845	$528,734	$513,651	$96,095

(1) Principal repayments based on extended loan maturity dates. Interest on variable rate debt is computed using rates in effect as of December 31, 2021.

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $287,500 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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

Liquidity and Capital Resources - continued
Rego Park I Litigation
In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to the 195,000 square foot store that Sears formerly leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4,000,000 and future damages it estimated would not be less than $25,000,000. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000. On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief resulting in an automatic stay of this case. Both parties have filed motions for summary judgment and in November 2021, the parties stipulated to lift the stay to allow the motions to be decided by the court.

Letters of Credit

Approximately $960,000 of standby letters of credit were issued and outstanding as of December 31, 2021.

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

FFO (non-GAAP) for the years ended December 31, 2021 and 2020

FFO (non-GAAP) for the year ended December 31, 2021 was $89,757,000, or $17.52 per diluted share, compared to $82,509,000, or $16.11 per diluted share for the year ended December 31, 2020.

The following table reconciles our net income to FFO (non-GAAP):

	For the Year Ended
(Amounts in thousands, except share and per share amounts)	December 31,
	2021	2020
Net income	$132,930	$41,939
Depreciation and amortization of real property	32,607	31,971
Net gains on the sale of real estate (including $2,348 from discontinued operations)	(72,298)	—
Change in fair value of marketable securities	(3,482)	8,599
FFO (non-GAAP)	$89,757	$82,509

FFO per diluted share (non-GAAP)	$17.52	$16.11

Weighted average shares used in computing FFO per diluted share	5,123,613	5,120,922

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2021			2020
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

(Amounts in thousands, except per share amounts)
Variable rate	$702,544	1.14%	$7,025	$702,544	1.19%
Fixed rate	394,000	1.94%	—	462,000	2.35%
	$1,096,544	1.42%	$7,025	$1,164,544	1.65%

Total effect on diluted earnings per share			$1.37

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

Fair Value of Debt

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  As of December 31, 2021 and 2020, the estimated fair value of our consolidated debt was $1,064,122,000 and $1,130,000,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	39

Consolidated Balance Sheets as of December 31, 2021 and 2020	41

Consolidated Statements of Income for the
Years Ended December 31, 2021, 2020 and 2019	42

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2021, 2020 and 2019	43

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2021, 2020 and 2019	44

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2021, 2020 and 2019	45

Notes to Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate Impairment – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets consists of the comparison of undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The Company’s undiscounted future cash flow analyses require management to make significant estimates, including estimated terminal values determined using appropriate capitalization rates.

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
•Inquired with management regarding their determination of the capitalization rates, and evaluating the consistency of the capitalization rates used with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s estimated capitalization rates by:
•Testing the source information underlying the determination of the capitalization rates by evaluating the reasonableness of the capitalization rates used by management with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
•Developing a range of independent estimates of capitalization rates and comparing those to the capitalization rates utilized by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2022

We have served as the Company’s auditor since 1969.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2021	2020
Real estate, at cost:
Land	$33,050	$44,971
Buildings and leasehold improvements	1,014,525	1,014,311
Development and construction in progress	21,851	11,761
Total	1,069,426	1,071,043
Accumulated depreciation and amortization	(370,557)	(350,122)
Real estate, net	698,869	720,921
Cash and cash equivalents	463,539	428,710
Restricted cash	19,966	21,167
Marketable securities	—	6,024
Tenant and other receivables	6,385	8,116
Receivable arising from the straight-lining of rents	135,457	145,274
Deferred lease costs, net, including unamortized leasing fees to Vornado of
$23,943 and $27,851, respectively	31,312	36,524
Other assets	36,437	37,402
	$1,391,965	$1,404,138

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,089,613	$1,156,170
Amounts due to Vornado	879	1,516
Accounts payable and accrued expenses	44,681	35,342
Other liabilities	4,203	7,882
Total liabilities	1,139,376	1,200,910

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	33,415	32,965
Retained earnings	206,875	166,165
Accumulated other comprehensive income (loss)	7,494	(707)
	252,957	203,596
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	252,589	203,228
	$1,391,965	$1,404,138

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUES
Rental revenues	$206,148	$199,142	$226,350
EXPENSES
Operating, including fees to Vornado of $5,952, $5,429 and $5,386, respectively	(91,089)	(88,403)	(89,738)
Depreciation and amortization	(32,938)	(32,357)	(31,351)
General and administrative, including management fees to Vornado of $2,380
in each year	(5,924)	(6,307)	(5,772)
Total expenses	(129,951)	(127,067)	(126,861)

Interest and other income, net	639	2,667	8,244
Interest and debt expense	(19,686)	(24,204)	(38,901)
Change in fair value of marketable securities	3,482	(8,599)	(8,757)
Net gains on sale of real estate	69,950	—	—
Income from continuing operations	130,582	41,939	60,075
Income from discontinued operations (see Note 7)	2,348	—	—
Net income	$132,930	$41,939	$60,075

Income per common share - basic and diluted:
Income from continuing operations	$25.48	$8.19	$11.74
Income from discontinued operations (see Note 7)	0.46	—	—
Net income per common share	$25.94	$8.19	$11.74

Weighted average shares outstanding - basic and diluted	5,123,613	5,120,922	5,118,198

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$132,930	$41,939	$60,075
Other comprehensive income (loss):
Change in fair value of interest rate derivatives	8,201	(658)	78
Comprehensive income	$141,131	$41,281	$60,153

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Capital	Retained Earnings		Treasury Stock	Total Equity
	Shares	Amount
Balance, December 31, 2018	5,173	$5,173	$31,971	$248,443	$(127)	$(368)	$285,092
Net income	—	—	—	60,075	—	—	60,075
Dividends paid ($18.00 per common share)	—	—	—	(92,124)	—	—	(92,124)
Change in fair value of interest rate derivatives	—	—	—	—	78	—	78
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, December 31, 2019	5,173	5,173	32,365	216,394	(49)	(368)	253,515
Net income	—	—	—	41,939	—	—	41,939
Dividends paid ($18.00 per common share)	—	—	—	(92,168)	—	—	(92,168)
Change in fair value of interest rate derivatives	—	—	—	—	(658)	—	(658)
Deferred stock unit grants	—	—	600	—	—	—	600
Balance, December 31, 2020	5,173	5,173	32,965	166,165	(707)	(368)	203,228
Net income	—	—	—	132,930	—	—	132,930
Dividends paid ($18.00 per common share)	—	—	—	(92,220)	—	—	(92,220)
Change in fair value of interest rate derivatives	—	—	—	—	8,201	—	8,201
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, December 31, 2021	5,173	$5,173	$33,415	$206,875	$7,494	$(368)	$252,589

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132,930	$41,939	$60,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	34,592	35,121	36,515
Straight-lining of rents	9,817	21,102	2,413
Write-off of tenant receivables	—	4,122	—
Stock-based compensation expense	450	600	394
Net gains on sale of real estate (including $2,348 from discontinued operations)	(72,298)	—	—
Change in fair value of marketable securities	(3,482)	8,599	8,757
Dividends received in stock	—	(214)	—
Change in operating assets and liabilities:
Tenant and other receivables, net	1,731	(6,146)	(2,017)
Other assets	3,099	(28,378)	21,553
Amounts due to Vornado	(211)	(402)	789
Accounts payable and accrued expenses	12,501	2,361	(1,800)
Other liabilities	(664)	(638)	(609)
Net cash provided by operating activities	118,465	78,066	126,070

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(19,520)	(32,460)	(9,449)
Proceeds from sales of real estate	81,871	—	—
Return of short-term investment	3,600	—	—
Proceeds from sale of marketable securities	9,506	—	—
Net cash provided by (used in) investing activities	75,457	(32,460)	(9,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(92,220)	(92,168)	(92,124)
Debt issuance costs	(74)	(7,246)	(15)
Debt repayments	(68,000)	(50,000)	—
Proceeds from borrowings	—	239,708	—
Net cash (used in) provided by financing activities	(160,294)	90,294	(92,139)

Net increase in cash and cash equivalents and restricted cash	33,628	135,900	24,482
Cash and cash equivalents and restricted cash at beginning of year	449,877	313,977	289,495
Cash and cash equivalents and restricted cash at end of year	$483,505	$449,877	$313,977

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$428,710	$298,063	$283,056
Restricted cash at beginning of year	21,167	15,914	6,439
Cash and cash equivalents and restricted cash at beginning of year	$449,877	$313,977	$289,495

Cash and cash equivalents at end of year	$463,539	$428,710	$298,063
Restricted cash at end of year	19,966	21,167	15,914
Cash and cash equivalents and restricted cash at end of year	$483,505	$449,877	$313,977

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$18,568	$22,476	$34,669

NON-CASH TRANSACTIONS
Liability for real estate additions, including $141, $489 and $18 for development fees due to
Vornado in 2021, 2020 and 2019, respectively	$1,445	$4,955	$3,191
Write-off of fully amortized and/or depreciated assets	5,628	876	—
Reclassification of prepaid real estate taxes to construction in progress for property in
redevelopment	—	—	1,466
Lease liability arising from the recognition of right-of-use asset	—	—	5,428
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

We have six properties in the New York City metropolitan area consisting of:

Operating properties

•731 Lexington Avenue, a 1,079,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 939,000 and 140,000 of net rentable square feet of office and retail space, respectively. Bloomberg L.P. (“Bloomberg”) occupies all of the office space. The Home Depot (83,000 square feet) is the principal retail tenant;

•Rego Park I, a 338,000 square foot shopping center, located on Queens Boulevard and 63rd Road in Queens. The center is anchored by a 112,000 square foot IKEA, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls;

•Rego Park II, a 615,000 square foot shopping center, adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased;

•The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet;

•Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is sub-leased to New World Mall LLC.

Property to be developed

•Rego Park III, a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, at the intersection of Junction Boulevard and the Horace Harding Service Road.

We have determined that our properties have similar economic characteristics and meet the criteria that permit the properties to be aggregated into one reportable segment (the leasing, management, development and redeveloping of properties in the New York City metropolitan area).  Our chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment.  Net operating income for each property represents net rental revenues less operating expenses.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Literature – In March 2020, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In July 2021, the FASB issued an update (“ASU 2021-05”) Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases (“ASC 842”). ASU 2021-05 provides additional ASC 842 classification guidance as it relates to a lessor’s accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We adopted this update on January 1, 2022 and it did not have a material impact on our consolidated financial statements.
Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2021 and 2020, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $698,869,000 and $720,921,000, respectively.  Maintenance and repairs are generally expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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
Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year.  We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2021 were characterized, for federal income tax purposes, as 58.3% ordinary income and 41.7% long-term capital gain income. Dividends distributed for the year ended December 31, 2020 were characterized, for federal income tax purposes, as 100% ordinary income. Dividends distributed for the year ended December 31, 2019 were categorized, for federal income tax purposes, as 99.6% ordinary income and 0.4% long-term capital gain income.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
The estimated taxable income attributable to our common stockholders (unaudited) for the years ended December 31, 2021, 2020 and 2019 was approximately $101,184,000, $81,375,000, and $74,079,000, respectively. The book to tax differences between net income and estimated taxable income primarily result from differences in the income recognition or deductibility of depreciation and amortization, gains or losses from the sale of real estate and other capital transactions, straight-line rent adjustments, the change in fair value of marketable securities and income from discontinued operations.

As of December 31, 2021, the net basis of our assets and liabilities for tax reporting purposes was approximately $144,100,000 lower than the amount reported for financial statement purposes.

3.    REVENUE RECOGNITION
The following is a summary of revenue sources for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Lease revenues	$198,109	$191,416	$217,251
Parking revenue	4,407	4,207	5,608
Tenant services	3,632	3,519	3,491
Rental revenues	$206,148	$199,142	$226,350
The components of lease revenues for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Fixed lease revenues	$129,509	$120,395	$142,679
Variable lease revenues	68,600	71,021	74,572
Lease revenues	$198,109	$191,416	$217,251

4. REAL ESTATE SALES
On June 4, 2021, we sold a parcel of land in the Bronx, New York (“Bronx Land Parcel”) for $10,000,000. Net proceeds from the sale were $9,291,000 after closing costs and the financial statement gain was $9,124,000.

On October 4, 2021, we sold 30.3 acres of land located in Paramus, New Jersey (“Paramus Property”) to IKEA Property, Inc. (“IKEA”), the tenant at the property, for $75,000,000, pursuant to IKEA’s purchase option contained in the lease. Net proceeds from the sale were $4,580,000 after closing costs and the repayment of the $68,000,000 mortgage loan. The financial statement gain was $60,826,000, which was recognized in the fourth quarter of 2021.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.    RELATED PARTY TRANSACTIONS

Vornado
As of December 31, 2021, Vornado owned 32.4% of our outstanding common stock.  We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.

Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2021, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.2% they indirectly own through Vornado.

Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $344,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.

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

Pursuant to the Sales Agreement, we paid a $300,000 sales commission to Vornado in the second quarter of 2021 related to the sale of the Bronx Land Parcel. In addition, we paid a $750,000 sales commission to Vornado in the fourth quarter of 2021 related to the Paramus Property sale.

We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties and The Alexander apartment tower.

The following is a summary of fees to Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Company management fees	$2,800	$2,800	$2,800
Development fees	141	489	29
Leasing fees	1,800	276	4,786
Commission on sales of real estate	1,050	—	—
Property management, cleaning, engineering
and security fees	5,540	5,051	5,015
	$11,331	$8,616	$12,630

As of December 31, 2021, the amounts due to Vornado were $669,000 for management, property management, cleaning, engineering and security fees; $141,000 for development fees; and $69,000 for leasing fees. As of December 31, 2020, the amounts due to Vornado were $845,000 for management, property management, cleaning, engineering and security fees; $557,000 for development fees; and $114,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.     MARKETABLE SECURITIES
In December 2021, we sold our 564,612 common shares of The Macerich Company (“Macerich”), realizing cash proceeds of $9,506,000. These shares were received in connection with the sale of Kings Plaza Regional Shopping Center (“Kings Plaza”) to Macerich in 2012. The fair value of the shares as of December 31, 2020 was $6,024,000 based on Macerich’s closing share price of $10.67 per share. These shares were presented at fair value as “marketable securities” on our consolidated balance sheet as of December 31, 2020 and the gains and losses resulting from the mark-to-market of these securities were recognized in current period earnings.

7. DISCONTINUED OPERATIONS
In 2012, when we sold Kings Plaza to Macerich, $2,348,000 of the financial statement gain was deferred since a portion of the sales price was received in Macerich common shares. In December 2021, we recognized the $2,348,000 gain upon the disposition of our Macerich common shares.

As the results related to Kings Plaza were previously classified as discontinued operations, we have classified the gain as “income from discontinued operations” on our consolidated statement of income for the year ended December 31, 2021 in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment.

8. MORTGAGES PAYABLE
The following is a summary of our outstanding mortgages payable. We may refinance our maturing debt as it comes due or choose to repay it.

			Interest Rate at December 31, 2021	Balance at December 31,
(Amounts in thousands)		Maturity		2021	2020
First mortgages secured by:
	731 Lexington Avenue, office condominium(1)	Jun. 11, 2024	1.01%	$500,000	$500,000
	731 Lexington Avenue, retail condominium(2)	Aug. 05, 2025	1.72%	300,000	300,000
	Rego Park II shopping center(3)	Dec. 12, 2025	1.45%	202,544	202,544
	The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
	Paramus(4)			—	68,000
	Total			1,096,544	1,164,544
	Deferred debt issuance costs, net of accumulated
	amortization of $14,551 and $13,034, respectively			(6,931)	(8,374)
				$1,089,613	$1,156,170

(1)	Interest at LIBOR plus 0.90%. Maturity date represents the extended maturity based on our unilateral right to extend.
(2)	Interest at LIBOR plus 1.40% which was swapped to a fixed rate of 1.72%.
(3)
Interest at LIBOR plus 1.35%. The loan balance of $252,544 as of December 31, 2020 is presented net of our participation of $50,000. On April 7, 2021, we used our participation in this loan to reduce the loan balance to $202,544.

(4)	On October 4, 2021, the mortgage loan was repaid in connection with the sale of the property. See Note 4 - Real Estate Sales for further details.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. MORTGAGES PAYABLE - continued

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties.  The net carrying value of real estate collateralizing the debt amounted to $629,134,000 as of December 31, 2021.  Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2021, the principal repayments (based on the extended loan maturity dates) for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2022	$—
2023	—
2024	500,000
2025	502,544
2026	—
Thereafter	94,000

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheets as of December 31, 2021 consist of an interest rate swap which is presented in the table below based on its level in the fair value hierarchy, and an interest rate cap, the fair value of which was insignificant as of December 31, 2021. There were no financial liabilities measured at fair value as of December 31, 2021.

	As of December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap (included in other assets)	$7,545	$—	$7,545	$—

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. FAIR VALUE MEASUREMENTS - continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1.  The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2.  The table below summarizes the carrying amount and fair value of these financial instruments as of December 31, 2021 and 2020.

	As of December 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$427,601	$427,601	$393,070	$393,070
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,096,544	$1,064,122	$1,164,544	$1,130,000

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
Future undiscounted cash flows under our contractual non-cancelable operating leases are as follows:

(Amounts in thousands)	As of December 31, 2021
For the year ending December 31,
2022	$135,951
2023	132,490
2024	139,897
2025	129,384
2026	126,360
Thereafter	389,894

These amounts do not include reimbursements or additional rents based on a percentage of retail tenants’ sales.

Bloomberg accounted for revenue of $113,140,000, $109,066,000, and $109,113,000 in the years ended December 31, 2021, 2020 and 2019, respectively, representing approximately 55%, 55% and 48% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. LEASES - continued
As Lessee
We are the lessee under a ground lease at our Flushing property, classified as an operating lease, which expires in 2027 and has one 10-year extension option. As of December 31, 2021, the right-of-use asset of $3,394,000 and the lease liability of $3,602,000, are included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet. The discount rate applied to measure the right-of-use asset and lease liability is based on the incremental borrowing rate (“IBR”) for the property of 4.53%. We considered the general economic environment and factored in various financing and asset specific adjustments so that the IBR was appropriate to the intended use of the underlying lease. As we did not elect to apply hindsight, the lease term assumption determined under ASC Topic 840, Leases was carried forward and applied in calculating our lease liability recorded under ASC 842.

Future lease payments under this operating lease, excluding the extension option, are as follows:

(Amounts in thousands)	As of December 31, 2021
For the year ending December 31,
2022	$800
2023	800
2024	800
2025	800
2026	800
Thereafter	—
Total undiscounted cash flows	4,000
Present value discount	(398)
Lease liability as of December 31, 2021	$3,602

We recognize rent expense as a component of “operating” expenses on our consolidated statements of income on a straight-line basis. Rent expense was $746,000 in each of the years ended December 31, 2021, 2020 and 2019, respectively. Cash paid for rent expense was $800,000 in each of the years ended December 31, 2021, 2020 and 2019, respectively.

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
In May 2021, we granted each of the members of our Board of Directors 284 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of December 31, 2021, there were 17,188 DSUs outstanding and 488,599 shares were available for future grant under the Plan.

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $287,500 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
Rego Park I Litigation
In June 2014, Sears Roebuck and Co. (“Sears”) filed a lawsuit in the Supreme Court of the State of New York against Vornado and us (and certain of our subsidiaries) with regard to the 195,000 square foot store that Sears formerly leased at our Rego Park I property alleging that the defendants are liable for harm that Sears has suffered as a result of (a) water intrusions into the premises, (b) two fires in February 2014 that caused damages to those premises, and (c) alleged violations of the Americans with Disabilities Act in the premises’ parking garage. Sears asserted various causes of actions for damages and sought to compel compliance with landlord’s obligations to repair the premises and to provide security, and to compel us to abate a nuisance that Sears claims was a cause of the water intrusions into its premises. In addition to injunctive relief, Sears sought, among other things, damages of not less than $4,000,000 and future damages it estimated would not be less than $25,000,000. In March 2016, Sears withdrew its claim for future damages leaving a remaining claim for property damages, which we estimate to be approximately $650,000 based on information provided by Sears. We intend to defend the remaining claim vigorously. The amount or range of reasonably possible losses, if any, is not expected to be greater than $650,000. On October 15, 2018, Sears filed for Chapter 11 bankruptcy relief resulting in an automatic stay of this case. Both parties have filed motions for summary judgment and in November 2021, the parties stipulated to lift the stay to allow the motions to be decided by the court.

Letters of Credit
Approximately $960,000 of standby letters of credit were issued and outstanding as of December 31, 2021.

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

 Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2021, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2021, 2020 and 2019 our subsidiaries contributed $217,000, $191,000 and $172,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2021, 2020 and 2019.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2021, 2020 and 2019 our subsidiaries contributed $748,000, $672,000 and $686,000, respectively, towards these plans.

14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2021	2020	2019
Income from continuing operations	$130,582	$41,939	$60,075
Income from discontinued operations (see Note 7)	2,348	—	—
Net income	$132,930	$41,939	$60,075

Weighted average shares outstanding – basic and diluted	5,123,613	5,120,922	5,118,198

Income from continuing operations	$25.48	$8.19	$11.74
Income from discontinued operations (see Note 7)	0.46	—	—
Net income per common share – basic and diluted	$25.94	$8.19	$11.74

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

As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 59 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 14, 2022, expressed an unqualified opinion on those consolidated financial statements.
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
February 14, 2022

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2021.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Executive Officers of the Registrant

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)
Steven Roth	80	Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.
Gary Hansen	44	Chief Financial Officer since November 2021; Senior Vice President & Controller from January 2018 to October 2021; and Vice President & Controller from May 2015 to December 2017.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	17,188	$—	488,599
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	17,188	$—	488,599

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

Pages in this Annual Report on Form 10-K
Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2021, 2020 and 2019	63-64

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross Amount at Which							Life on which Depreciation in Latest Income Statement is Computed
		Initial Cost to Company(1)		Costs Capitalized Subsequent to Acquisition	Carried at Close of Period				Accumulated Depreciation and Amortization
			Buildings and Leasehold Improvements			Buildings and Leasehold Improvements	Development and Construction In Progress
										Date of Construction	Date Acquired(1)
Description	Encumbrances(2)	Land			Land			Total(3)
Rego Park I	$—	$1,647	$8,953	$90,499	$1,647	$87,988	$11,464	$101,099	$41,036	1959	1992	3-39 years
Rego Park II	202,544	3,127	1,467	390,067	3,127	390,090	1,444	394,661	122,234	2009	1992	3-40 years
The Alexander apartment tower	94,000	—	—	119,112	—	119,112	—	119,112	24,499	2016	1992	3-39 years
Rego Park III	—	779	—	8,256	779	526	7,730	9,035	361	N/A	1992	5-15 years
Flushing	—	—	1,660	(107)	—	1,553	—	1,553	1,205	1975(4)	1992	N/A
Lexington Avenue	800,000	14,432	12,355	417,179	27,497	415,256	1,213	443,966	181,222	2003	1992	9-39 years
TOTAL	$1,096,544	$19,985	$24,435	$1,025,006	$33,050	$1,014,525	$21,851	$1,069,426	$370,557

(1) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2) Excludes deferred debt issuance costs, net of $6,931.
(3) The net basis of the Company’s assets and liabilities for tax purposes is approximately $144,100 lower than the amount reported for financial statement purposes.
(4) Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
	December 31,
	2021	2020	2019
REAL ESTATE:
Balance at beginning of period	$1,071,043	$1,041,342	$1,027,691
Changes during the period:
Land	(11,921)	—	—
Buildings and leasehold improvements	5,842	31,134	5,579
Development and construction in progress	10,090	(557)	8,072
	1,075,054	1,071,919	1,041,342
Less: Fully depreciated assets	(5,628)	(876)	—
Balance at end of period	$1,069,426	$1,071,043	$1,041,342

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$350,122	$324,499	$297,421
Additions charged to operating expenses	26,063	26,499	27,078
	376,185	350,998	324,499
Less: Fully depreciated assets	(5,628)	(876)	—
Balance at end of period	$370,557	$350,122	$324,499

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued
(b)      Exhibits

Exhibit No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	By-laws, as amended. Incorporated herein by reference from Exhibit 3(ii) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	*

4		-	Description of the Alexander’s, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act	***

10.1		-	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992	*

10.2		-	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994	*

10.3		-	Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 2, 2001	*

10.4		-	First Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.5		-	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated herein by reference from Exhibit 10(i)(E)(4) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.6		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.7		-	Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.8		-	Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.9		-	First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v)(B)(2) to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 7, 2002	*
___________________
	*		Incorporated by reference.
	***		Filed herewith.

10.10		-	Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.11		-	Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.12		-	First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.13		-	Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.14		-	Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.15		-	Lease dated as of February 7, 2005, by and between 731 Office One LLC, as Landlord, and Citibank, N.A., as Tenant. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.16		-	Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.17		-	Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012	*

10.18		-	Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012	*

10.19		-	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013	*

10.20		-	Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent. Incorporated herein by reference from Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*
__________________
	*		Incorporated by reference.

10.21		-	Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.22		-	Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.23		-	Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.24		-	Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.25		-	First Amendment to Rego II Real Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.26		-	First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s Management LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.27		-	Loan Agreement, dated as of August 5, 2015, by and between 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 2, 2015	*

10.28	+	-	Second Amendment of Lease, dated as of the 12th of January 2016 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016	*

10.29	**	-	Form of Alexander’s Inc. 2016 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 1, 2016	*

10.30	-	Loan Agreement, dated as of June 1, 2017, between 731 Office One LLC, as Borrower, and Deutsche Bank AG, New York Branch and Citigroup Global Markets Realty Corp. collectively, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 31, 2017
*

10.31		-	Amended and Restated Loan and Security Agreement, dated and made effective as of December 12, 2018, by and between Rego II Borrower LLC, as Borrower, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*
__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.
	+		Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “redacted.”

10.32		-	Second Amended and Restated Promissory Note, dated December 12, 2018, by and between Rego II Borrower LLC, as Maker, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.33		-	Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated December 12, 2018, by and between Rego II Borrower LLC, as Mortgagor, and Bank of China, New York Branch, as Mortgagee. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.34		-	Amended and Restated Guaranty of Recourse Carveouts, dated December 12, 2018, by Alexander’s, Inc., as Guarantor, to and for the benefit of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.35		-	Amended and Restated Environmental Indemnity Agreement, dated December 12, 2018, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.36		-	Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated December 12, 2018, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.37		-	Waiver and Amendment No. 1 to Loan Agreement, dated October 10, 2019, by and among 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 18, 2020	*

10.38		-	First Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.39		-	Amendment and Reaffirmation of Guaranty and Environmental Indemnity Agreement, dated February 14, 2020, by and between Alexander’s, Inc., as Guarantor, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.40		-	Second Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated February 14, 2020, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.41		-	Omnibus Amendment to Loan Documents and Reaffirmation of Borrower and Guarantor, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as Borrower, Alexander’s, Inc. as Guarantor, JPMorgan Chase Bank, N.A. as Administrative Agent on behalf of the Lenders, and the Lenders. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*
__________________
	*		Incorporated by reference.

10.42		-	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as mortgagor and JPMorgan Chase Bank, N.A. as mortgagee and as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.43		-	Interest Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.44		-	Leasing Costs Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.45		-	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 23, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 16, 2021	*

21		-	Subsidiaries of Registrant	***

23		-	Consent of Independent Registered Public Accounting Firm	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

101		-	The following financial information from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements	***

104		-	The cover page from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted as iXBRL and contained in Exhibit 101	***
__________________
	*		Incorporated by reference.
	***		Filed herewith.

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 14, 2022	By:	/s/ Gary Hansen
Gary Hansen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 14, 2022
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Gary Hansen	Chief Financial Officer	February 14, 2022
	(Gary Hansen)	(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 14, 2022
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 14, 2022
(David Mandelbaum)

By:	/s/Mandakini Puri	Director	February 14, 2022
(Mandakini Puri)

By:	/s/Wendy Silverstein	Director	February 14, 2022
(Wendy Silverstein)

By:	/s/Arthur Sonnenblick	Director	February 14, 2022
(Arthur Sonnenblick)

By:	/s/Richard R. West	Director	February 14, 2022
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 14, 2022
(Russell B. Wight Jr.)