Form 10-Q
period 2022-03-31
ALEXANDERS INC
filed 2022-05-02
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 29, 2022, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

ASSETS	March 31, 2022	December 31, 2021
Real estate, at cost:
Land	$33,050	$33,050
Buildings and leasehold improvements	1,014,877	1,014,525
Development and construction in progress	22,586	21,851
Total	1,070,513	1,069,426
Accumulated depreciation and amortization	(376,921)	(370,557)
Real estate, net	693,592	698,869
Cash and cash equivalents	472,484	463,539
Restricted cash	18,988	19,966
Tenant and other receivables	5,775	6,385
Receivable arising from the straight-lining of rents	133,318	135,457
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $24,505 and $23,943, respectively	31,609	31,312
Other assets	53,001	36,437
	$1,408,767	$1,391,965

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,089,990	$1,089,613
Amounts due to Vornado	2,078	879
Accounts payable and accrued expenses	39,084	44,681
Other liabilities	21,827	4,203
Total liabilities	1,152,979	1,139,376

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	33,415	33,415
Retained earnings	198,347	206,875
Accumulated other comprehensive income	19,221	7,494
	256,156	252,957
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	255,788	252,589
	$1,408,767	$1,391,965

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
REVENUES
Rental revenues	$49,215	$56,153
EXPENSES
Operating, including fees to Vornado of $1,378 and $1,560, respectively	(21,542)	(23,800)
Depreciation and amortization	(7,351)	(8,542)
General and administrative, including management fees to Vornado of $610 and $595, respectively	(1,469)	(1,543)
Total expenses	(30,362)	(33,885)

Interest and other income, net	94	172
Interest and debt expense	(4,415)	(5,140)
Change in fair value of marketable securities	—	582
Net income	$14,532	$17,882

Net income per common share - basic and diluted	$2.84	$3.49

Weighted average shares outstanding - basic and diluted	5,124,478	5,122,206
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$14,532	$17,882
Other comprehensive income:
Change in fair value of interest rate derivatives	11,727	5,198
Comprehensive income	$26,259	$23,080
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

Three Months Ended March 31, 2022
Balance, December 31, 2021	5,173	$5,173	$33,415	$206,875	$7,494	$(368)	$252,589
Net income	—	—	—	14,532	—	—	14,532
Dividends paid ($4.50 per common share)	—	—	—	(23,060)	—	—	(23,060)
Change in fair value of interest rate derivatives	—	—	—	—	11,727	—	11,727
Balance, March 31, 2022	5,173	$5,173	$33,415	$198,347	$19,221	$(368)	$255,788

Three Months Ended March 31, 2021
Balance, December 31, 2020	5,173	$5,173	$32,965	$166,165	$(707)	$(368)	$203,228
Net income	—	—	—	17,882	—	—	17,882
Dividends paid ($4.50 per common share)	—	—	—	(23,050)	—	—	(23,050)
Change in fair value of interest rate derivatives	—	—	—	—	5,198	—	5,198
Balance, March 31, 2021	5,173	$5,173	$32,965	$160,997	$4,491	$(368)	$203,258
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income	$14,532	$17,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	7,762	8,958
Straight-lining of rental income	2,139	2,637
Change in fair value of marketable securities	—	(582)
Changes in operating assets and liabilities:
Tenant and other receivables	610	1,286
Other assets	11,445	14,278
Amounts due to Vornado	1,195	430
Accounts payable and accrued expenses	(5,522)	9,240
Other liabilities	24	(163)
Net cash provided by operating activities	32,185	53,966

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(1,158)	(3,842)
Return of short-term investment	—	3,600
Net cash used in investing activities	(1,158)	(242)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(23,060)	(23,050)
Debt issuance costs	—	(35)
Net cash used in financing activities	(23,060)	(23,085)

Net increase in cash and cash equivalents and restricted cash	7,967	30,639
Cash and cash equivalents and restricted cash at beginning of period	483,505	449,877
Cash and cash equivalents and restricted cash at end of period	$491,472	$480,516

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$463,539	$428,710
Restricted cash at beginning of period	19,966	21,167
Cash and cash equivalents and restricted cash at beginning of period	$483,505	$449,877

Cash and cash equivalents at end of period	$472,484	$459,384
Restricted cash at end of period	18,988	21,132
Cash and cash equivalents and restricted cash at end of period	$491,472	$480,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$3,728	$4,565

NON-CASH TRANSACTIONS
Liability for real estate additions, including $3 and $33 for development fees due to Vornado in 2022 and 2021, respectively	$1,232	$2,913
Write-off of fully depreciated assets	—	5,628
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
2.Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.
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

4.Revenue Recognition
The following is a summary of revenue sources for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Lease revenues	$46,808	$54,411
Parking revenue	1,228	796
Tenant services	1,179	946
Rental revenues	$49,215	$56,153

The components of lease revenues for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Fixed lease revenues	$32,203	$33,810
Variable lease revenues	14,605	20,601
Lease revenues	$46,808	$54,411

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition - continued

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $27,518,000 and $28,757,000 for the three months ended March 31, 2022 and 2021, respectively, representing approximately 56% and 51% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
5.Related Party Transactions
Vornado
As of March 31, 2022, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees incurred to Vornado under the various agreements discussed above.

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Company management fees	$700	$700
Development fees	3	33
Leasing fees	1,318	411
Property management, cleaning, engineering and security fees	1,269	1,432
	$3,290	$2,576
As of March 31, 2022, the amounts due to Vornado were $1,328,000 for leasing fees; $606,000 for management, property management, cleaning, engineering and security fees; and $144,000 for development fees. As of December 31, 2021, the amounts due to Vornado were $669,000 for management, property management, cleaning, engineering and security fees; $141,000 for development fees; and $69,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of March 31, 2022 and December 31, 2021. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at March 31, 2022	Balance at
(Amounts in thousands)	Maturity		March 31, 2022	December 31, 2021
First mortgages secured by:
731 Lexington Avenue, office condominium(1)	Jun. 11, 2024	1.30%	$500,000	$500,000
731 Lexington Avenue, retail condominium(2)	Aug. 05, 2025	1.72%	300,000	300,000
Rego Park II shopping center(3)	Dec. 12, 2025	1.80%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			1,096,544	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $14,928 and $14,551, respectively			(6,554)	(6,931)
			$1,089,990	$1,089,613
(1)Interest at LIBOR plus 0.90%. Maturity represents the extended maturity based on our unilateral right to extend.
(2)Interest at LIBOR plus 1.40% which was swapped to a fixed rate of 1.72%.
(3)Interest at LIBOR plus 1.35%.

7.Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheet as of March 31, 2022 and December 31, 2021 consist of an interest rate swap which is presented in the tables below based on its level in the fair value hierarchy, and an interest rate cap, the fair value of which was insignificant as of March 31, 2022 and December 31, 2021. There were no financial liabilities measured at fair value as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
(Amounts in thousands)
Interest rate swap (included in other assets)	$19,253	$—	$19,253	$—

	As of December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap (included in other assets)	$7,545	$—	$7,545	$—

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.Fair Value Measurements - continued
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022		As of December 31, 2021
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$436,616	$436,616	$427,601	$427,601
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,096,544	$1,060,157	$1,096,544	$1,064,122

8.Commitments and Contingencies
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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $293,580 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.Commitments and Contingencies - continued
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of March 31, 2022.
Other
In January 2022, New World Mall LLC, the sub-tenant at our Flushing property, exercised its one remaining 10-year extension option through January 2037. As a result, we remeasured our related ground lease liability to include our 10-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $17,000,000 which is included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet as of March 31, 2022.
There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

9.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2022	2021
Net income	$14,532	$17,882

Weighted average shares outstanding – basic and diluted	5,124,478	5,122,206

Net income per common share – basic and diluted	$2.84	$3.49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2022

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
Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will continue to depend on future developments, including vaccination rates among the population, the efficacy and durability of vaccines against emerging variants, and governmental and tenant responses thereto, which continue to be uncertain but the impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in “Item 1A. – Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2022 and 2021. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2021 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a summary of our significant accounting policies is included in “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the three months ended March 31, 2022, there were no material changes to these policies.

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
Our business has been adversely affected by the ongoing COVID-19 pandemic. While substantially all the limitations and restrictions imposed on our retail tenants during the onset of the pandemic have been lifted, economic conditions and other factors continue to adversely affect the financial health of our retail tenants.

Quarter Ended March 31, 2022 Financial Results Summary
Net income for the quarter ended March 31, 2022 was $14,532,000, or $2.84 per diluted share, compared to $17,882,000, or $3.49 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended March 31, 2022 was $21,785,000, or $4.25 per diluted share, compared to $25,781,000 or $5.03 per diluted share in the prior year’s quarter.
Square Footage, Occupancy and Leasing Activity
As of March 31, 2022, our portfolio was comprised of six properties aggregating 2,454,000 square feet, of which 2,218,000 square feet was in service and 236,000 square feet (primarily at our Rego Park I and Rego Park II properties) was out of service for redevelopment. Excluding residential, the in service square feet was 96% occupied as of March 31, 2022. The in service residential square feet was 99% occupied as of March 31, 2022.
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $27,518,000 and $28,757,000 for the three months ended March 31, 2022 and 2021, respectively, representing approximately 56% and 51% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended March 31, 2022, compared to March 31, 2021
Rental Revenues
Rental revenues were $49,215,000 in the three months ended March 31, 2022, compared to $56,153,000 in the prior year’s three months, a decrease of $6,938,000. This was primarily due to (i) $2,750,000 of lease termination fee income received in the prior year from a retail tenant at our 731 Lexington Avenue property, (ii) $1,761,000 of lower revenue due to the sale of our Paramus property in October 2021 and (iii) $1,596,000 from retail tenant vacancies at our 731 Lexington Avenue property.
Operating Expenses
Operating expenses were $21,542,000 in the three months ended March 31, 2022, compared to $23,800,000 in the prior year’s three months, a decrease of $2,258,000. This was primarily due to lower operating expenses subject to recovery, including real estate taxes and common area maintenance.
Depreciation and Amortization
Depreciation and amortization was $7,351,000 in the three months ended March 31, 2022, compared to $8,542,000 in the prior year’s three months, a decrease of $1,191,000. This was primarily due to the acceleration of depreciation expense in the prior year related to retail tenant lease expirations at our 731 Lexington Avenue property.
General and Administrative Expenses
General and administrative expenses were $1,469,000 in the three months ended March 31, 2022, compared to $1,543,000 in the prior year’s three months, a decrease of $74,000. This was primarily due to lower professional fees.
Interest and Other Income, net
Interest and other income, net was $94,000 in the three months ended March 31, 2022, compared to $172,000 in the prior year’s three months, a decrease of $78,000. This was primarily due to lower dividend income resulting from the sale of our common shares of The Macerich Company (“Macerich”) in December 2021.
Interest and Debt Expense
Interest and debt expense was $4,415,000 in the three months ended March 31, 2022, compared to $5,140,000 in the prior year’s three months, a decrease of $725,000. This was primarily due to lower interest expense resulting from the sale of our Paramus property and related debt payoff in October 2021.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $582,000 in the three months ended March 31, 2021. This was due to the change in Macerich’s common share price through March 31, 2021. We sold our Macerich common shares in December 2021.

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

As of March 31, 2022, we had $491,472,000 of liquidity comprised of cash and cash equivalents and restricted cash. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows continue to evolve and cannot be predicted at this time but that impact could be material.
Three Months Ended March 31, 2022
Cash and cash equivalents and restricted cash were $491,472,000 as of March 31, 2022, compared to $483,505,000 as of December 31, 2021, an increase of $7,967,000. This increase resulted from (i) $32,185,000 of net cash provided by operating activities, partially offset by (ii) $23,060,000 of net cash used in financing activities and (iii) $1,158,000 of net cash used in investing activities.
Net cash provided by operating activities of $32,185,000 was comprised of (i) net income of $14,532,000, (ii) adjustments for non-cash items of $9,901,000 and (iii) the net change in operating assets and liabilities of $7,752,000. The adjustments for non-cash items were comprised of depreciation and amortization (including amortization of debt issuance costs) of $7,762,000 and straight-lining of rental income of $2,139,000.
Net cash used in financing activities was comprised of dividends paid of $23,060,000.
Net cash used in investing activities was comprised of construction in progress and real estate additions of $1,158,000.
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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $293,580 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of March 31, 2022.
Other
In January 2022, New World Mall LLC, the sub-tenant at our Flushing property, exercised its one remaining 10-year extension option through January 2037. As a result, we remeasured our related ground lease liability to include our 10-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $17,000,000 which is included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet as of March 31, 2022.

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
FFO (non-GAAP) for the three months ended March 31, 2022 and 2021
FFO (non-GAAP) for the quarter ended March 31, 2022 was $21,785,000, or $4.25 per diluted share, compared to $25,781,000, or $5.03 per diluted share in the prior year’s quarter.
The following table reconciles our net income to FFO (non-GAAP):

	Three Months Ended March 31,

(Amounts in thousands, except share and per share amounts)	2022	2021
Net income	$14,532	$17,882
Depreciation and amortization of real property	7,253	8,481
Change in fair value of marketable securities	—	(582)
FFO (non-GAAP)	$21,785	$25,781

FFO per diluted share (non-GAAP)	$4.25	$5.03

Weighted average shares used in computing FFO per diluted share	5,124,478	5,122,206

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2022			2021
(Amounts in thousands, except per share amounts)	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$702,544	1.44%	$7,025	$702,544	1.14%
Fixed Rate	394,000	1.94%	—	394,000	1.94%
	$1,096,544	1.62%	$7,025	$1,096,544	1.42%

Total effect on diluted earnings per share			$1.37
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
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of March 31, 2022 and December 31, 2021, the estimated fair value of our mortgages payable was $1,060,157,000 and $1,064,122,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
For a discussion of the litigation concerning our Rego Park I property, see “Part I – Financial Information, Item 1 – Financial Statements, Note 8 – Commitments and Contingencies.”
Item 1A.Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101	-	The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: May 2, 2022	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)