Form 10-Q
period 2022-09-30
ALEXANDERS INC
filed 2022-10-31
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of September 30, 2022, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

ALEXANDER’S, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	September 30, 2022	December 31, 2021
Real estate, at cost:
Land	$33,050	$33,050
Buildings and leasehold improvements	1,025,740	1,014,525
Development and construction in progress	20,358	21,851
Total	1,079,148	1,069,426
Accumulated depreciation and amortization	(389,789)	(370,557)
Real estate, net	689,359	698,869
Cash and cash equivalents	264,872	463,539
Restricted cash	19,519	19,966
Investments in U.S. Treasury bills	197,904	—
Tenant and other receivables	5,354	6,385
Receivable arising from the straight-lining of rents	129,429	135,457
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $22,989 and $23,943, respectively	29,568	31,312
Other assets	81,539	36,437
	$1,417,544	$1,391,965

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,090,740	$1,089,613
Amounts due to Vornado	715	879
Accounts payable and accrued expenses	57,190	44,681
Other liabilities	20,553	4,203
Total liabilities	1,169,198	1,139,376

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	33,865	33,415
Retained earnings	182,138	206,875
Accumulated other comprehensive income	27,538	7,494
	248,714	252,957
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	248,346	252,589
	$1,417,544	$1,391,965

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental revenues	$53,729	$48,950	$152,768	$156,491
EXPENSES
Operating, including fees to Vornado of $1,357, $1,536, $4,271 and $4,585, respectively	(23,731)	(21,433)	(66,645)	(68,655)
Depreciation and amortization	(7,508)	(9,008)	(22,272)	(25,682)
General and administrative, including management fees to Vornado of $610, $595, $1,830 and $1,785 in each three and nine month period, respectively	(1,370)	(1,272)	(4,755)	(4,638)
Total expenses	(32,609)	(31,713)	(93,672)	(98,975)

Interest and other income, net	2,017	157	3,284	480
Interest and debt expense	(8,028)	(5,124)	(17,925)	(15,350)
Change in fair value of marketable securities	—	(869)	—	3,411
Net gain on sale of real estate	—	—	—	9,124
Net income	$15,109	$11,401	$44,455	$55,181

Net income per common share - basic and diluted	$2.95	$2.22	$8.67	$10.77

Weighted average shares outstanding - basic and diluted	5,127,086	5,124,478	5,125,768	5,123,321
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$15,109	$11,401	$44,455	$55,181
Other comprehensive income:
Change in fair value of interest rate derivatives and other	6,393	165	20,044	4,612
Comprehensive income	$21,502	$11,566	$64,499	$59,793
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended September 30, 2022
Balance, June 30, 2022	5,173	$5,173	$33,865	$190,101	$21,145	$(368)	$249,916
Net income	—	—	—	15,109	—	—	15,109
Dividends paid ($4.50 per common share)	—	—	—	(23,072)	—	—	(23,072)
Change in fair value of interest rate derivatives and other	—	—	—	—	6,393	—	6,393
Balance, September 30, 2022	5,173	$5,173	$33,865	$182,138	$27,538	$(368)	$248,346

For the Three Months Ended September 30, 2021
Balance, June 30, 2021	5,173	$5,173	$33,415	$163,845	$3,740	$(368)	$205,805
Net income	—	—	—	11,401	—	—	11,401
Dividends paid ($4.50 per common share)	—	—	—	(23,060)	—	—	(23,060)
Change in fair value of interest rate derivatives	—	—	—	—	165	—	165
Balance, September 30, 2021	5,173	$5,173	$33,415	$152,186	$3,905	$(368)	$194,311

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Nine Months Ended September 30, 2022
Balance, December 31, 2021	5,173	$5,173	$33,415	$206,875	$7,494	$(368)	$252,589
Net income	—	—	—	44,455	—	—	44,455
Dividends paid ($13.50 per common share)	—	—	—	(69,192)	—	—	(69,192)
Change in fair value of interest rate derivatives and other	—	—	—	—	20,044	—	20,044
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, September 30, 2022	5,173	$5,173	$33,865	$182,138	$27,538	$(368)	$248,346

For the Nine Months Ended September 30, 2021
Balance, December 31, 2020	5,173	$5,173	$32,965	$166,165	$(707)	$(368)	$203,228
Net income	—	—	—	55,181	—	—	55,181
Dividends paid ($13.50 per common share)	—	—	—	(69,160)	—	—	(69,160)
Change in fair value of interest rate derivatives	—	—	—	—	4,612	—	4,612
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, September 30, 2021	5,173	$5,173	$33,415	$152,186	$3,905	$(368)	$194,311
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income	$44,455	$55,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	23,510	26,923
Net gain on sale of real estate	—	(9,124)
Straight-lining of rental income	6,028	7,411
Stock-based compensation expense	450	450
Change in fair value of marketable securities	—	(3,411)
Other non-cash adjustments	(1,420)	—
Change in operating assets and liabilities:
Tenant and other receivables, net	1,031	1,497
Other assets	(9,412)	(9,146)
Amounts due to Vornado	(230)	1,032
Accounts payable and accrued expenses	11,540	20,601
Other liabilities	251	(495)
Net cash provided by operating activities	76,203	90,919

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(8,710)	(14,711)
Proceeds from sale of real estate	—	9,291
Return of short-term investment	—	3,600
Purchase of U.S. Treasury bills	(197,407)	—
Net cash used in investing activities	(206,117)	(1,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(69,192)	(69,160)
Debt issuance costs	(8)	(45)
Net cash used in financing activities	(69,200)	(69,205)

Net (decrease) increase in cash and cash equivalents	(199,114)	19,894
Cash, cash equivalents and restricted cash at beginning of period	483,505	449,877
Cash, cash equivalents and restricted cash at end of period	$284,391	$469,771

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$463,539	$428,710
Restricted cash at beginning of period	19,966	21,167
Cash and cash equivalents and restricted cash at beginning of period	$483,505	$449,877

Cash and cash equivalents at end of period	$264,872	$448,913
Restricted cash at end of period	19,519	20,858
Cash and cash equivalents and restricted cash at end of period	$284,391	$469,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$15,808	$14,182

NON-CASH TRANSACTIONS
Liability for real estate additions, including $3 and $109 for development fees due to Vornado in 2022 and 2021, respectively	$2,277	$1,832
Write-off of fully depreciated assets	23	5,628
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.
Our investments in U.S. Treasury bills are accounted for as available-for-sale debt instruments and are recorded at fair value in “investments in U.S. Treasury bills” on our consolidated balance sheet as of September 30, 2022. See Note 8 - Fair Value Measurements for information on our investments in U.S. Treasury bills.
We operate in one reportable segment.
3.Recently Issued Accounting Literature
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “ASC 848”). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

4.Revenue Recognition
The following is a summary of revenue sources for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Lease revenues	$51,921	$46,535	$146,440	$149,850
Parking revenue	1,189	1,207	3,582	3,215
Tenant services	619	1,208	2,746	3,426
Rental revenues	$53,729	$48,950	$152,768	$156,491

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition - continued

The components of lease revenues for the three and nine months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Fixed lease revenues	$35,847	$31,072	$101,468	$97,115
Variable lease revenues	16,074	15,463	44,972	52,735
Lease revenues	$51,921	$46,535	$146,440	$149,850

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $81,536,000 and $85,057,000 for the nine months ended September 30, 2022 and 2021, respectively, representing approximately 53% and 54% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
5.Related Party Transactions
Vornado
As of September 30, 2022, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.Related Party Transactions - continued
The following is a summary of fees incurred to Vornado under the various agreements discussed above.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Company management fees	$700	$700	$2,100	$2,100
Development fees	—	30	3	109
Leasing fees	58	1,291	1,376	1,730
Commission on sale of real estate	—	—	—	300
Property management, cleaning, engineering and security fees	1,358	1,468	4,174	4,279
	$2,116	$3,489	$7,653	$8,518
As of September 30, 2022, the amounts due to Vornado were $513,000 for management, property management, cleaning, engineering and security fees; $144,000 for development fees; and $58,000 for leasing fees. As of December 31, 2021, the amounts due to Vornado were $669,000 for management, property management, cleaning, engineering and security fees; $141,000 for development fees; and $69,000 for leasing fees.

6.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of September 30, 2022 and December 31, 2021. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at September 30, 2022	Balance as of
(Amounts in thousands)	Maturity		September 30, 2022	December 31, 2021
First mortgages secured by:
731 Lexington Avenue, office condominium (1)(2)	Jun. 11, 2024	3.72%	$500,000	$500,000
731 Lexington Avenue, retail condominium (1)(3)	Aug. 05, 2025	1.72%	300,000	300,000
Rego Park II shopping center (1)(4)	Dec. 12, 2025	4.47%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			1,096,544	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $15,686 and $14,551, respectively			(5,804)	(6,931)
			$1,090,740	$1,089,613
(1)Interest rate listed represents the rate in effect as of September 30, 2022 based on LIBOR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)Interest at LIBOR plus 0.90%. Maturity represents the extended maturity based on our unilateral right to extend.
(3)Interest at LIBOR plus 1.40% which was swapped to a fixed rate of 1.72% through May 2025.
(4)Interest at LIBOR plus 1.35%.

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

In May 2022, we granted each of the members of our Board of Directors 326 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of September 30, 2022, there were 19,796 DSUs outstanding and 485,991 shares were available for future grant under the Plan.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheet as of September 30, 2022 consist of U.S. Treasury bills (classified as available-for-sale) and interest rate derivatives, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of September 30, 2022.

	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
(Amounts in thousands)
Investments in U.S. Treasury bills(1)	$197,904	$197,904	$—	$—
Interest rate derivatives (included in other assets)	28,635	—	28,635	—
	$226,539	$197,904	$28,635	$—
(1)During the nine months ended September 30, 2022, we purchased $197,407 of U.S. Treasury bills with an aggregate face value of $200,000. As of September 30, 2022, our investments in U.S. Treasury bills have an aggregate amortized cost of $198,827 and have remaining maturities of less than one year.
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
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022		As of December 31, 2021
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$229,922	$229,922	$427,601	$427,601
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,096,544	$1,056,734	$1,096,544	$1,064,122

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
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of September 30, 2022.
Other
In January 2022, New World Mall LLC, the sub-tenant at our Flushing property, exercised its one remaining 10-year extension option through January 2037. As a result, we remeasured our related ground lease liability to include our 10-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $17,000,000 which is included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet as of September 30, 2022.
There are various legal actions pending against us in the ordinary course of business. In our opinion, the outcome of such matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2022	2021	2022	2021
Net income	$15,109	$11,401	$44,455	$55,181

Weighted average shares outstanding – basic and diluted	5,127,086	5,124,478	5,125,768	5,123,321

Net income per common share – basic and diluted	$2.95	$2.22	$8.67	$10.77

11.Subsequent Events

On October 3, 2022, we invested an additional $166,832,000 in U.S. Treasury bills. These investments in U.S. Treasury bills have an aggregate face value of $170,000,000, have maturities of less than one year and are accounted for as available-for-sale debt instruments.

On October 26, 2022, IKEA, which leases 112,000 square feet of retail space at our Rego Park I shopping center, announced that it plans to close its store at the property. IKEA remains obligated under its lease which expires in December 2030. The lease includes a right to terminate effective no earlier than March 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2022, the related consolidated statements of income, comprehensive income, and changes in equity, for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2022

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
Currently, some of the factors are the ongoing adverse effect of the COVID-19 pandemic, the increase in interest rates and inflation on our business, financial condition, results of operations, cash flows, operating performance and the effect that these factors have had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will continue to depend on future developments, including vaccination rates among the population, the efficacy and durability of vaccines against emerging variants, and governmental and tenant responses thereto, which continue to be uncertain but the impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in “Item 1A. – Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2022 and 2021. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2021 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a summary of our significant accounting policies is included in “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the nine months ended September 30, 2022, there were no material changes to these policies.

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

Quarter Ended September 30, 2022 Financial Results Summary
Net income for the quarter ended September 30, 2022 was $15,109,000, or $2.95 per diluted share, compared to $11,401,000 or $2.22 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended September 30, 2022 was $22,544,000, or $4.40 per diluted share, compared to $21,181,000 or $4.13 per diluted share in the prior year’s quarter.
Nine Months Ended September 30, 2022 Financial Results Summary
Net income for the nine months ended September 30, 2022 was $44,455,000, or $8.67 per diluted share, compared to $55,181,000, or $10.77 per diluted share in the prior year’s nine months.
FFO (non-GAAP) for the nine months ended September 30, 2022 was $66,451,000, or $12.96 per diluted share, compared to $68,095,000 or $13.29 per diluted share in the prior year’s nine months.
Square Footage, Occupancy and Leasing Activity
As of September 30, 2022, our portfolio was comprised of six properties aggregating 2,454,000 square feet, of which 2,241,000 square feet was in service and 213,000 square feet (at our Rego Park I and Rego Park II properties) was out of service for redevelopment. Excluding residential, the in service square feet was 96% occupied as of September 30, 2022. The in service residential square feet was 98% occupied as of September 30, 2022.
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $81,536,000 and $85,057,000 for the nine months ended September 30, 2022 and 2021, respectively, representing approximately 53% and 54% of our total revenues in each period, respectively. No other tenant accounted for more than 10% of our total revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended September 30, 2022, compared to September 30, 2021
Rental Revenues
Rental revenues were $53,729,000 in the quarter ended September 30, 2022, compared to $48,950,000 in the prior year’s quarter, an increase of $4,779,000. This was primarily due to (i) $2,039,000 of bankruptcy proceeds received from Century 21, a former tenant at our Rego Park II property, (ii) $1,480,000 of higher real estate tax reimbursements due to higher real estate tax expense, (iii) $1,249,000 of higher revenue due to leasing activity, (iv) $787,000 of higher revenue due to higher occupancy at The Alexander apartment tower and (v) $364,000 of higher revenue from cash basis tenants, partially offset by (vi) $1,815,000 of lower revenue due to the sale of our Paramus property in October 2021.
Operating Expenses
Operating expenses were $23,731,000 in the quarter ended September 30, 2022, compared to $21,433,000 in the prior year’s quarter, an increase of $2,298,000. This was primarily due to higher operating expenses subject to recovery, including higher real estate taxes resulting from increases to assessed property values.
Depreciation and Amortization
Depreciation and amortization was $7,508,000 in the quarter ended September 30, 2022, compared to $9,008,000 in the prior year’s quarter, a decrease of $1,500,000. This was primarily due to the acceleration of amortization of the deferred leasing commission at our Paramus property in the prior year’s quarter.
General and Administrative Expenses
General and administrative expenses were $1,370,000 in the quarter ended September 30, 2022, compared to $1,272,000 in the prior year’s quarter, an increase of $98,000. This was primarily due to higher professional fees.
Interest and Other Income, net
Interest and other income, net was $2,017,000 in the quarter ended September 30, 2022, compared to $157,000 in the prior year’s quarter, an increase of $1,860,000. This was primarily due to $1,146,000 of higher interest income primarily due to an increase in average interest rates and $809,000 of higher interest income from our investments in U.S. Treasury bills.
Interest and Debt Expense
Interest and debt expense was $8,028,000 in the quarter ended September 30, 2022, compared to $5,124,000 in the prior year’s quarter, an increase of $2,904,000. This was primarily due to $3,740,000 of higher interest expense due to an increase in LIBOR, partially offset by $820,000 of lower interest expense resulting from the sale of our Paramus property and related debt payoff in October 2021.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was an expense of $869,000 in the quarter ended September 30, 2021. This was due to the change in The Macerich Company’s (“Macerich”) common share price through the quarter ended September 30, 2021. We sold our Macerich common shares in December 2021.

Results of Operations – Nine Months Ended September 30, 2022, compared to September 30, 2021
Rental Revenues
Rental revenues were $152,768,000 in the nine months ended September 30, 2022, compared to $156,491,000 in the prior year’s nine months, a decrease of $3,723,000. This was primarily due to (i) $5,346,000 of lower revenue due to the sale of our Paramus property in October 2021, (ii) $3,017,000 of lower real estate tax reimbursements due to lower real estate tax expense, (iii) $2,750,000 of lease termination fee income received in the prior year from a retail tenant at our 731 Lexington Avenue property, partially offset by (iv) $2,452,000 of higher revenue due to leasing activity, (v) $2,039,000 of bankruptcy proceeds received from Century 21, a former tenant at our Rego Park II property and (vi) $1,979,000 of higher revenue due to higher occupancy at The Alexander apartment tower.
Operating Expenses
Operating expenses were $66,645,000 in the nine months ended September 30, 2022, compared to $68,655,000 in the prior year’s nine months, a decrease of $2,010,000. This was primarily due to lower operating expenses subject to recovery, including lower real estate taxes during the first half of the year, resulting from reductions to assessed property values.
Depreciation and Amortization
Depreciation and amortization was $22,272,000 in the nine months ended September 30, 2022, compared to $25,682,000 in the prior year’s nine months, a decrease of $3,410,000. This was primarily due to the acceleration of amortization of the deferred leasing commission at our Paramus property in the prior year’s nine months.
General and Administrative Expenses
General and administrative expenses were $4,755,000 in the nine months ended September 30, 2022, compared to $4,638,000 in the prior year’s nine months, an increase of $117,000. This was primarily due to higher professional fees.
Interest and Other Income, net
Interest and other income, net was $3,284,000 in the nine months ended September 30, 2022, compared to $480,000 in the prior year’s nine months, an increase of $2,804,000. This was primarily due to $1,491,000 of higher interest income primarily due to an increase in average interest rates and $1,420,000 of higher interest income from our investments in U.S. Treasury bills.
Interest and Debt Expense
Interest and debt expense was $17,925,000 in the nine months ended September 30, 2022, compared to $15,350,000 in the prior year’s nine months, an increase of $2,575,000. This was primarily due to $5,022,000 of higher interest expense due to an increase in LIBOR, partially offset by $2,434,000 of lower interest expense resulting from the sale of our Paramus property and related debt payoff in October 2021.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $3,411,000 in the nine months ended September 30, 2021. This was due to the change in Macerich’s common share price through the nine months ended September 30, 2021. We sold our Macerich common shares in December 2021.
Net Gain on Sale of Real Estate
Net gain on sale of real estate was $9,124,000 in the nine months ended September 30, 2021, resulting from the sale of a parcel of land in the Bronx, New York.

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

As of September 30, 2022, we had $482,295,000 of liquidity comprised of $284,391,000 of cash and cash equivalents and restricted cash and $197,904,000 of investments in U.S. Treasury bills. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt amortization and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows continue to evolve and cannot be predicted at this time but that impact could be material.
For the Nine Months Ended September 30, 2022
Cash and cash equivalents and restricted cash were $284,391,000 as of September 30, 2022, compared to $483,505,000 as of December 31, 2021, a decrease of $199,114,000. This decrease resulted from (i) $206,117,000 of net cash used in investing activities, (ii) $69,200,000 of net cash used in financing activities, partially offset by (iii) $76,203,000 of net cash provided by operating activities.
Net cash used in investing activities was comprised of the purchase of U.S. Treasury bills of $197,407,000 and construction in progress and real estate additions of $8,710,000.
Net cash used in financing activities was primarily comprised of dividends paid of $69,192,000.
Net cash provided by operating activities of $76,203,000 was comprised of (i) net income of $44,455,000, (ii) adjustments for non-cash items of $28,568,000 and (iii) the net change in operating assets and liabilities of $3,180,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $23,510,000, (ii) straight-lining of rental income of $6,028,000 and (iii) stock-based compensation of $450,000, partially offset by (iv) other non-cash adjustments of $1,420,000.
For the Nine Months Ended September 30, 2021
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

Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of September 30, 2022.
Other
In January 2022, New World Mall LLC, the sub-tenant at our Flushing property, exercised its one remaining 10-year extension option through January 2037. As a result, we remeasured our related ground lease liability to include our 10-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $17,000,000 which is included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet as of September 30, 2022.
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
FFO (non-GAAP) for the three and nine months ended September 30, 2022 and 2021
FFO (non-GAAP) for the quarter ended September 30, 2022 was $22,544,000, or $4.40 per diluted share, compared to $21,181,000, or $4.13 per diluted share in the prior year’s quarter.
FFO (non-GAAP) for the nine months ended September 30, 2022 was $66,451,000, or $12.96 per diluted share, compared to $68,095,000 or $13.29 per diluted share in the prior year’s nine months.
The following table reconciles our net income to FFO (non-GAAP):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(Amounts in thousands, except share and per share amounts)	2022	2021	2022	2021
Net income	$15,109	$11,401	$44,455	$55,181
Depreciation and amortization of real property	7,435	8,911	21,996	25,449
Net gain on sale of real estate	—	—	—	(9,124)
Change in fair value of marketable securities	—	869	—	(3,411)
FFO (non-GAAP)	$22,544	$21,181	$66,451	$68,095

FFO per diluted share (non-GAAP)	$4.40	$4.13	$12.96	$13.29

Weighted average shares used in computing FFO per diluted share	5,127,086	5,124,478	5,125,768	5,123,321

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2022			2021
(Amounts in thousands, except per share amounts)	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$702,544	3.94%	$7,025	$702,544	1.14%
Fixed Rate	394,000	1.94%	—	394,000	1.94%
	$1,096,544	3.22%	$7,025	$1,096,544	1.42%

Total effect on diluted earnings per share			$1.37
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
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of September 30, 2022 and December 31, 2021, the estimated fair value of our mortgages payable was $1,056,734,000 and $1,064,122,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101	-	The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: October 31, 2022	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)