Form 10-K
period 2022-12-31
ALEXANDERS INC
filed 2023-02-13
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDERS INC
(Exact name of registrant as specified in its charter)

Delaware			51-0100517
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
210 Route 4 East,	Paramus,	New Jersey	07652
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(201)	587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	ALX	New York Stock Exchange

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
Yes ☑ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $472,173,000 at June 30, 2022.

As of January 31, 2023, there were 5,107,290 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2023.

 __________________________
 (1)    These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2022, portions of which are incorporated by reference herein.

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

Currently, some of these factors are the increase in interest rates and inflation and the continuing effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect that these factors have had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see Part I - “Item 1A. – Risk Factors” in this Annual Report on Form 10-K.

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
 We have six properties in New York City consisting of:
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

•Rego Park I, a 338,000 square foot shopping center, is located on Queens Boulevard and 63rd Road in Queens. The center is anchored by a 112,000 square foot IKEA, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. On December 3, 2022, IKEA closed its store at the property. IKEA remains obligated under its lease which expires in December 2030. The lease includes a right to terminate effective no earlier than March 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term;

•Rego Park II, a 615,000 square foot shopping center, is located adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased;

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

As of December 31, 2022, Vornado owned 32.4% of our outstanding common stock. Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2022, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.

Significant Tenant
Bloomberg accounted for revenue of $115,129,000, $113,140,000 and $109,066,000 in the years ended December 31, 2022, 2021 and 2020, respectively, representing approximately 56%, 55% and 55% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
Environmental Sustainability Initiatives
We have long believed a focus on environmental sustainability is responsible management of our business and important to our tenants, investors, employees and communities that we serve. Since we are externally managed by Vornado, Vornado’s Corporate Governance and Nominating Committee of Vornado's Board of Trustees is assigned with oversight of Environmental, Social and Governance (“ESG”) matters at Alexander’s, which includes climate change risk. Environmental sustainability initiatives are carried out by a dedicated team of professionals that work directly with Vornado’s business units. In the discussion below, when we refer to Vornado’s buildings, it includes our buildings.
Vornado is an industry leader in sustainability, owning and operating more than 27 million square feet of LEED (Leadership in Energy and Environmental Design) certified buildings, representing 95% of its office portfolio, with over 23 million square feet at LEED Gold or Platinum. In 2022, Vornado (i) was selected as a global “Sector Leader” for Diversified Office/Retail REITs in the Global Real Estate Sustainability Benchmark ("GRESB"), ranking first in the United States amongst peers and ranking third among 112 responding listed companies within the Americas, and received the “Green Star” distinction for the tenth consecutive year and GRESB's five star rating, (ii) received the Leader in the Light Award by the National Association for Real Estate Investment Trusts (NAREIT) for diversified REITs for the twelfth time, and (iii) was recognized as an EPA ENERGY STAR Partner of the Year with the distinction of having demonstrated seven years of sustained excellence.
Vornado prioritizes addressing climate change and in 2019 adopted a 10-year plan to make its buildings, including ours, carbon neutral by 2030 (“Vision 2030”). Vision 2030 is a multi-faceted approach that prioritizes energy efficiency, demand management, and renewable power. Vornado relies on technology, as well as meaningful stakeholder collaboration with its tenants, its employees, and its communities, to achieve this plan. Vornado’s commitment to carbon neutrality and associated emissions reduction targets have been approved by the Science Based Targets Initiative as consistent with a 1.5°C climate scenario, the most ambitious goal of the Paris Agreement.
Vornado considers sustainability in all aspects of its business, including the design, construction, retrofitting and ongoing maintenance and operations of its portfolio of buildings. Vornado operates its buildings sustainably and efficiently by seeking to establish best practices in energy and water consumption, carbon reduction, resource and waste management and ecologically sensitive procurement. Vornado’s policies, from 100% green cleaning to energy efficiency, are implemented across its entire portfolio. Vornado undertakes significant outreach with its tenants, employees and investors regarding its sustainability programs and strategies.
Vornado is committed to transparent reporting of sustainability performance indicators and publishes an annual ESG Report in accordance with the Global Reporting Initiative and aligned with the metrics codified by the Sustainability Accounting Standards Board and recommendations set forth by the Task Force on Climate-related Financial Disclosures. Vornado also submits public reports to CDP (formerly the Carbon Disclosure Project), CSA (the S&P Global Corporate Sustainability Assessment) and EP 100 (global initiative led by Climate Group). Further details on Vornado’s environmental sustainability initiatives and strategy, including Vornado’s Vision 2030 Roadmap, can be found in Vornado’s 2021 ESG Report at (esg.vno.com). There can be no assurance that Vornado’s Vision 2030 commitment will be achieved in the planned time frame. The ESG Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Competition
We operate in a highly competitive environment. All of our properties are located in New York City. We compete with a large number of real estate investors, property owners and developers. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels. Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

Human Capital Resources
Since we are externally managed by Vornado, we do not have separate employees that provide management, leasing and development services. We currently have 69 property-level employees who provide cleaning, engineering and security services. Our employees are managed by Vornado in accordance with its employee policies and they have access to Vornado’s benefits, training and other programs.
Executive Office
Our executive office is located at 210 Route 4 East, Paramus, New Jersey, 07652 and our telephone number is (201) 587-8541.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge on our website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines.  In the event of any changes to these items, revised copies will be made available on our website.  Copies of these documents are also available directly from us, free of charge. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information that is filed electronically with the SEC. The contents of our website provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
In 2022, approximately 56% of our rental revenue was from Bloomberg, the office tenant at our 731 Lexington Avenue office property. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic. Changes in tenant space utilization, including increased acceptance of work from home and flexible work arrangement policies, may cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on our business.
All of our properties are in New York City and are affected by the economic cycles and risks inherent in that area.
All of our revenues come from properties located in New York City. Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy or declines in the real estate markets in New York City, including the effects of the COVID-19 pandemic, have hurt and could continue to hurt our financial performance and the value of our properties. In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

•financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;
•business layoffs or downsizing;
•any oversupply of, or reduced demand for, real estate;
•industry slowdowns;
•the effects of inflation;
•relocations of businesses;
•changing demographics;
•increased work from home and use of alternative work places;
•changes in the number of domestic and international tourists to our markets (including as a result of changes in the relative strengths of world currencies and the COVID-19 pandemic);
•the fiscal health of New York State and New York City governments and local transit authorities, particularly as a result of the impact of the COVID-19 pandemic;
•quality of life conditions;
•infrastructure quality;
•increased government regulation and costs of complying with such regulations; and
•changes in rates or the treatment of the deductibility of state and local taxes.

It is impossible for us to predict the future or the effect of trends in the economic and investment climates of the New York City metropolitan region, and more generally of the United States, on the real estate market in this area. Local, national or global economic downturns could negatively affect the value of properties, our business and profitability.
We are subject to risks that affect the general and New York City retail environments.
Certain of our properties are New York City retail properties and thus are affected by the general and New York City retail environments, including office and residential occupancy rates, the level of consumer spending and consumer confidence, New York City tourism, employer remote-working policies, the threat of terrorism or other criminal acts, increasing competition from on-line retailers and other retail centers, and the impact of technological change upon the retail environment generally. Furthermore, New York City tourism has not yet fully recovered from the effects of the COVID-19 pandemic. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on the value of our properties, our business and profitability.

Our performance and the value of an investment in us are subject to risks associated with our real estate assets and with the real estate industry.
The value of our real estate and the value of an investment in us fluctuates depending on conditions in the general economy and the real estate business. These conditions may also adversely affect our revenues and cash flows.
 The factors that affect the value of our real estate include, among other things:
•global, national, regional and local economic conditions;
•competition from other available space, including co-working space and sub-leases;
•local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
•how well we manage our properties;
•the development and/or redevelopment of our properties;
•changes in market rental rates;
•increased competition from online shopping and its impact on retail tenants and their demand for retail space;
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
•changes in tenant space utilization;
•the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•consequences of any armed conflict involving, or terrorist attacks against, the United States or individual acts of violence in public spaces;
•trends in office real estate, including many tenants’ preferences for space in modern amenitized buildings which may require the landlord to incur significant capital expenditures;
•availability of financing on acceptable terms or at all;
•inflation or deflation;
•fluctuations in interest rates;
•our ability to obtain adequate insurance;
•changes in zoning laws and taxation;
•government regulation;
•potential liability under environmental or other laws or regulations;
•natural disasters;
•general competitive factors;
•climate change; and
•the impact of the COVID-19 pandemic or outbreaks of other highly infectious diseases.
The rents or sales proceeds we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available for operating costs, to pay indebtedness and for distribution to our stockholders. In addition, some of our major expenses, including mortgage interest payments, real estate taxes and maintenance costs generally do not decline when the related rents decline, and maintenance costs can increase substantially in an inflationary environment. These factors may cause the value of our real estate assets to decline, which may result in non-cash impairment charges and the impact could be material.
Real estate is a competitive business and that competition may adversely affect us.
We compete with a large number of real estate investors, property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided.  Substantially all of our properties face competition from similar properties in the same market, which may adversely affect the rents we can charge at those properties and our results of operations.

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.
Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms.  In addition, because a majority of our income is derived from renting real property, our income, and funds available to pay indebtedness and for distributions to stockholders will decrease if certain of our tenants cannot pay their rent or if we are not able to maintain our occupancy levels on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and may incur substantial legal and other costs. Even if we are able to enforce our rights, a tenant may not have recoverable assets.
We may be unable to renew leases or relet space as leases expire.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, considering among other things, rent and other concessions, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property and/or space. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to stockholders could be adversely affected.
 731 Lexington Avenue accounts for a substantial portion of our revenues. Loss of or damage to the building would adversely affect our financial condition and results of operations.
731 Lexington Avenue accounted for revenue of $138,778,000, $140,524,000 and $137,718,000 in the years ended December 31, 2022, 2021 and 2020, respectively, representing approximately 67%, 68% and 69% of our rental revenues in each year, respectively. Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.
Bloomberg represents a significant portion of our revenues. Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.
Bloomberg accounted for revenue of $115,129,000, $113,140,000 and $109,066,000 in the years ended December 31, 2022, 2021 and 2020, respectively, representing approximately 56%, 55% and 55% of our rental revenues in each year, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.
We depend upon anchor tenants to attract shoppers at our Rego Park I and II retail properties and decisions made by these tenants, or adverse developments in the businesses of these tenants, could materially affect our financial condition and results of operations.
Our Rego Park I and II retail properties are anchored by well-known department stores and other tenants who generate shopping traffic. The value of these properties would be adversely affected if our anchor tenants failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy.  If the level of sales of stores operating in our properties were to decline significantly due to economic conditions, increased competition from on-line shopping, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord. Additionally, closure of an anchor or major tenant could result in lease terminations by, or reductions of rent from, other tenants if the other tenants’ leases have co-tenancy clauses. On December 3, 2022, IKEA closed its 112,000 square foot anchor store at Rego Park I. IKEA remains obligated under its lease which expires in December 2030. The lease includes a right to terminate effective no earlier than March 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term.
Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time-to-time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. The bankruptcy or insolvency of a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property. As a result, the bankruptcy or insolvency of a major tenant or multiple tenants could result in decreased revenues, net income and funds available to pay our indebtedness or make distributions to stockholders.

Our business, financial condition, results of operations and cash flows have been and may continue to be adversely affected by the COVID-19 pandemic, or future outbreaks of other highly infectious diseases, and the impact could be material to us.
Our business has been, and may continue to be, adversely affected by the economic and industry challenges created by the COVID-19 pandemic and preventive measures taken to curb the spread of the virus. While substantially all of the limitations and restrictions imposed during the onset of the pandemic have been lifted and/or eased and people have largely resumed pre-pandemic activities, economic conditions continue to negatively impact the financial health of our retail tenants. The impact of such conditions could cause retailers to reduce the number and size of their physical locations and further increase reliance on e-commerce. Additionally, our office tenant may see further delay in employee return-to-work plans as a result of the continued risks of the pandemic and further dependence on work from home and flexible work arrangements may lead our office tenant to reassess its long-term physical space needs. Additionally, if the COVID-19 virus or another more contagious variant were to spread, governmental agencies and other authorities may reorder closures or reimpose restrictions on businesses, which could further negatively impact the financial condition of our tenants. Over time, these factors could decrease the demand for office and retail space and ultimately decrease occupancy and/or rent levels across our portfolio, which may have a negative impact on our financial condition and/or access to capital. There is no guarantee that the jurisdictions in which we operate will not reimpose restrictions in an effort to mitigate risks to public health. We may continue to experience material impacts to our business, financial condition, and operating results due to the COVID-19 pandemic or variants or future outbreaks of other highly infectious diseases and those impacts may have the effect of heightening other risks described under this heading “Risk Factors.”
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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $298,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism or other events. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for uninsured losses and for deductibles and losses in excess of our insurance coverage, which could be material and adversely affect our business, results of operations and financial condition.
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
Actual or threatened terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.
All of our properties are located in New York City, and our most significant property, 731 Lexington Avenue, is located on Lexington Avenue and 59th Street in Manhattan. In response to a terrorist attack, the perceived threat of terrorism or other criminal acts, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity or have lower rates of crime and fewer customers may choose to patronize businesses in this area. This, in turn, could trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. Furthermore, we may experience increased costs for security, equipment and personnel. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

Natural disasters and the effects of climate change could have a concentrated impact on the area which we operate and could adversely affect our results.
Our investments are in New York City. Natural disasters, including earthquakes, storms, tornados, floods and hurricanes, could cause significant damage to our properties and the surrounding environment or area. Potentially adverse consequences of “global warming,” including rising sea levels, could similarly have an impact on our properties and the economies of the metropolitan area in which we operate. Government efforts to combat climate change may impact the cost of operating our properties. Over time, these conditions could result in declining demand for space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.
Our properties are located in urban areas, which means the vitality of our properties is reliant on sound transportation and utility infrastructure. If that infrastructure is compromised in any way by an extreme weather event, such a compromise could have an adverse effect on our local economies and populations, as well as on our tenants’ ability to do business in our buildings.
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
We may also become subject to costs, taxes or penalties, or increases therein, associated with natural resource or energy usage, such as a “carbon tax” and by local legislation such as New York City’s Local Law 97, which sets limits on carbon emissions in our buildings and imposes penalties if we exceed those limits, and New York City’s Intro 2317, or the “gas ban” bill, which limits any onsite fossil fuel combustion in new construction and major renovations. These costs, taxes or penalties could increase our operating costs and decrease the cash available to pay our indebtedness or make distributions to our stockholders.
Changes to tax laws could affect REITs generally, the trading of our shares and our results of operations, both positively and negatively, in ways that are difficult to anticipate.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect the taxation of REITs and their shareholders. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, or technical corrections made, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect the trading price for our common shares, our financial condition, our results of operations and the amount of cash available for the payment of dividends.

RISKS RELATED TO OUR OPERATIONS AND STRATEGIES
Significant inflation and continuing increases in the inflation rate could adversely affect our business and financial results.
Recent substantial increases in the rate of inflation and potential future elevated rates of inflation, both real and anticipated, may impact our investments and results of operations. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials could increase, which could have an adverse effect on our business or financial results. Increased inflation could also adversely affect us by increasing costs of construction and renovation. While increases in most operating expenses at our properties can be passed on to our office and retail tenants, some tenants have fixed reimbursement charges and expenses at our residential property may not be able to be passed on to residential tenants. Unreimbursed increased operating expenses may reduce cash flow available to pay our indebtedness or make distributions to our stockholders.
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
We continue to engage in development, redevelopment and repositioning activities with respect to our properties. We are subject to certain risks in connection with development and redevelopment activities, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) increased costs of construction and any cost overruns, especially in an inflationary environment, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (iv) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (v) start up, repositioning and redevelopment costs may be higher than anticipated; (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or redevelopment costs; (ix) the possibility that properties will be leased at below expected rental rates and (x) to the extent the redevelopment activities are conducted in partnership with third parties, the possibility of disputes with our joint venture development partners and the potential that we miss certain project milestone deadlines. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities or the ultimate rents achieved on new developments, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common shares and ability to pay our indebtedness and to make distributions to our stockholders.
It may be difficult to sell real estate on a timely basis, which may limit our flexibility.
Real estate investments are relatively illiquid. Consequently, we may have limited ability to dispose of assets in our portfolio promptly in response to changes in economic or other conditions which could have an adverse effect on our sources of working capital and our ability to satisfy our indebtedness.

RISKS RELATED TO OUR INDEBTEDNESS AND ACCESS TO CAPITAL
Capital markets and economic conditions can materially affect our liquidity, financial condition and results of operations as well as the value of an investment in our common stock.
There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and economy. Demand for office and retail space typically declines nationwide due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our common stock.
We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
As of December 31, 2022, total debt outstanding was $1,096,544,000, excluding deferred financing costs, and our ratio of total debt to total enterprise value was 54%. “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date. In addition, we have significant debt service obligations. For the year ended December 31, 2022, our total cash payments for principal and interest was $25,934,000.  In the future, we may incur additional debt, and thus increase the ratio of total debt to total enterprise value. If our level of indebtedness increases, there may be an increased risk of default which could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase. Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.
We have a substantial amount of indebtedness that could affect our future operations.
As of December 31, 2022, total debt outstanding was $1,096,544,000, excluding deferred financing costs. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.
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
As of December 31, 2022, we had outstanding mortgage indebtedness of $1,096,544,000, secured by three of our properties. These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and in certain cases provide for yield maintenance or defeasance premiums to prepay them. These mortgages may significantly restrict our operational and financial flexibility. In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.
The hedge instruments we may use to manage our exposure to interest rate volatility involve risks.
The interest rate hedge instruments we may use to manage some of our exposure to interest rate volatility involve risks, including the risk that counterparties may fail to perform under these arrangements. If interest rates were to fall, these arrangements may cause us to pay higher interest on our debt obligations than would otherwise be the case. In addition, the use of such instruments may generate income that may not be treated as qualifying REIT income for purposes of the 75% gross income test or 95% gross income test. Furthermore, there can be no assurance that our hedging arrangements will qualify as “highly effective” cash flow hedges under applicable accounting standards. If our hedges do not qualify as “highly effective,” the changes in the fair value of these instruments would be reflected in our results of operations and could adversely affect our earnings.
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
As of December 31, 2022, we had variable debt indexed to LIBOR of $500,000,000, subject to an interest rate cap arrangement that caps LIBOR at a rate of 6.00% through June 2023. The transition of our LIBOR-based obligations to SOFR could affect all-in interest rates on our debt and interest rate swap and cap arrangements and could result in interest payable that does not correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
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
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of the issued and outstanding shares of our stock at any time during the last half of each taxable year. Additionally, at least 100 persons must beneficially own shares of our stock during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our stock. Primarily to facilitate maintenance of its qualification as a REIT, Alexander’s certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 9.9% of the outstanding shares of preferred stock of any class or 4.9% of outstanding common stock of any class.  The Board of Directors may waive or modify these ownership limits with respect to one or more persons if it is satisfied that ownership in excess of these limits will not jeopardize Alexander’s status as a REIT for federal income tax purposes.  In addition, the Board of Directors has, subject to certain conditions and limitations, exempted Vornado and certain of its affiliates from these ownership limitations.  Stock owned in violation of these ownership limits will be subject to the loss of rights and other restrictions.  These ownership limits may have the effect of inhibiting or impeding a change in control.
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
As of December 31, 2022, Interstate and its partners owned approximately 7.0% of the common shares of beneficial interest of Vornado and approximately 26.0% of our outstanding common stock. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate. Mr. Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate. Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors. In addition, Vornado manages and leases the real estate assets of Interstate.
 As of December 31, 2022, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.0% owned by Interstate and its partners. In addition to the relationships described in the immediately preceding paragraph, Ms. Mandakini Puri is a trustee of Vornado and a member of our Board of Directors.
Additionally, personnel and services that we require are provided to us under contracts with Vornado. We depend on Vornado to manage our operations and to acquire and manage our portfolio of real estate assets. Vornado makes all decisions regarding the day-to-day management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
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
 For a description of Interstate’s ownership of Vornado and Alexander’s, see “Steven Roth, Vornado and Interstate may exercise substantial influence over us. They and some of our other directors and officers have interests or positions in other entities that may compete with us.” above. For a description of our related party transactions with Vornado, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions.”

The occurrence of cyber incidents, or a deficiency in our cyber security, as well as other disruptions of our IT networks and related systems, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships or reputation, all of which could adversely affect our financial results.
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
The trading price of our common stock has been volatile and may continue to fluctuate widely as a result of several factors, many of which are outside of our control.  In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have in the past and may in the future adversely affect the market price of our common stock. In particular, the market price of our common shares has been further adversely impacted since March 2020 due to the COVID-19 pandemic. Among the factors that could affect the price of our common stock are:
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
•general financial and economic market conditions and, in particular, developments related to market conditions for office REITs and other real estate related companies and the New York City real estate market;
•domestic and international economic factors unrelated to our performance (including the macro-economic impact of the conflict between Russia and Ukraine);
•changes in tax laws and rules; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K.

A significant decline in our stock price could result in substantial losses for stockholders.
Alexander’s has additional shares of its common stock available for future issuance, which could decrease the market price of the common stock currently outstanding.
The interest of our current stockholders could be diluted if we issue additional equity securities. As of December 31, 2022, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 19,796 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors. In addition, 485,991 shares are available for future grant under the terms of our 2016 Omnibus Stock Plan. These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan. We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.
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
Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might fail to remain qualified. Qualification are governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and depends on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to stockholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If we had to pay federal income tax, the amount of money available to distribute to stockholders and pay our indebtedness would be reduced for the year or years involved, and we would not be required to make distributions to stockholders in that taxable year and in future years until it was able to qualify as a REIT and did so. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions.
We may face possible adverse changes in federal tax laws, which may result in an increase in our tax liability.
In the normal course of business, certain entities through which we own real estate either have undergone or may undergo tax audits. Although we believe that we have substantial arguments in favor of our positions, in some instances there is no controlling precedent or interpretive guidance. There can be no assurance that audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
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
From time-to-time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for the payment of our indebtedness and make distributions to our stockholders.
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

ITEM 2.     PROPERTIES
The following table shows the location, ownership, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2022.

			Square Feet				Weighted
					Under		Average
					Development Or	In Service	Escalated		Lease Expiration(s)
		Land	Total		Not Available	Occupancy	Annual		Original	Option
Property		Acreage	Property	In Service	For Lease	Rate	Rent PSF (1)	Tenants	Term (2)	Term (3)
Operating Properties:
731 Lexington Avenue
	New York, NY
	Office		939,000	939,000	—	100.0%	$132.11	Bloomberg L.P.	2029	2039

	Retail		83,000	83,000	—			The Home Depot	2025	2035
			57,000	57,000	—			Various	Various	Various
			140,000	140,000	—	90.3%	250.68
		1.9	1,079,000	1,079,000	—

Rego Park I
	Queens, NY
			112,000	112,000	—			IKEA (4)	2026	2030
			50,000	50,000	—			Burlington	2027	N/A
			46,000	46,000	—			Bed Bath & Beyond	2026	N/A
			36,000	36,000	—			Marshalls	2032	2037
			16,000	16,000	—			Old Navy	2027	N/A
			78,000	—	78,000			(5)	N/A	N/A
		4.8	338,000	260,000	78,000	100.0%	50.12

Rego Park II
	Queens, NY
			145,000	145,000	—			Costco	2034	2059
			133,000	133,000	—			Kohl’s (6)	2031	2051
			202,000	202,000	—			Various	Various	Various
			135,000	—	135,000			(7)	N/A	N/A
		6.6	615,000	480,000	135,000	87.3%	64.78

The Alexander apartment tower, 312 units
	Queens, NY	—	255,000	255,000	—	98.7%	47.59 (8)	Residential	(9)	N/A

Flushing
	Queens, NY (10)	1	167,000	167,000	—	100.0%	32.08	New World Mall LLC	2037	N/A
Property to be Developed:
Rego Park III, adjacent to Rego Park II
	Queens, NY	3.2	—	—	—	—	—	—	—	—
			2,454,000	2,241,000	213,000

(1)	Represents the weighted average escalated annual rent per square foot, which includes tenant reimbursements and excludes the impact of tenant concessions (such as free rent), as of December 31, 2022. For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.
(2)	Represents the year in which the tenant’s lease expires, without consideration of any renewal or extension options. Lease expiration dates are based on non-cancelable lease terms and do not extend beyond any early termination rights that the tenant may have under its lease.
(3)	Represents the year in which the tenant’s lease expires if all renewal or extension options are exercised.
(4)	On December 3, 2022, IKEA closed its store at the property. IKEA remains obligated under its lease which expires in December 2030. The lease includes a right to terminate effective no earlier than March 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term.
(5)	Formerly occupied by Sears. Currently out of service due to redevelopment.
(6)	Subleased through remaining original lease term.
(7)	Formerly occupied by Century 21. Currently out of service due to redevelopment.
(8)	Average monthly rent per unit is $3,227.
(9)	Residential tenants have one or two year leases.
(10)	Ground leased through January 2027 with one 10-year extension option.

Operating Properties
 731 Lexington Avenue
731 Lexington Avenue, a 1,079,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York, and is situated in the heart of one of Manhattan’s busiest business and shopping districts, with convenient access to several subway and bus lines. The building contains 939,000 and 140,000 of net rentable square feet of office and retail space, respectively. Bloomberg occupies all of the office space. The Home Depot (83,000 square feet) is the principal retail tenant.
The office portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $500,000,000 which matures in June 2023, with a one-year as-of right extension option. The interest-only loan is at LIBOR plus 0.90% (5.22% as of December 31, 2022). In connection therewith, we purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.00% through June 2023. If we decide to exercise our one-year as-of right extension option, the interest rate of the loan will be equal to the Prime rate (7.50% as of December 31, 2022).
The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $300,000,000 which matures in August 2025. The interest-only loan is at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
Rego Park I
Rego Park I, a 338,000 square foot shopping center, is located on Queens Boulevard and 63rd Road in Queens, New York. The center is anchored by a 112,000 square foot IKEA, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. The center contains a parking deck (1,241 spaces) that provides for paid parking. On December 3, 2022, IKEA closed its store at the property. IKEA remains obligated under its lease which expires in December 2030. The lease includes a right to terminate effective no earlier than March 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term.
Rego Park II
Rego Park II, a 615,000 square foot shopping center, is located adjacent to the Rego Park I shopping center in Queens, New York. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased. The center contains a parking deck (1,326 spaces) that provides for paid parking.
This center is encumbered by a mortgage loan in the amount of $202,544,000 which matures in December 2025. The interest-only loan is at SOFR plus 1.45% (5.60% as of December 31, 2022). In connection therewith, we purchased an interest rate cap with a notional amount of $202,544,000 that caps SOFR at a rate of 4.15% through November 2024.
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
Property to be Developed
Rego Park III
We own a 140,000 square foot land parcel adjacent to the Rego Park II shopping center in Queens, New York, at the intersection of Junction Boulevard and the Horace Harding Service Road. In 2022, we secured permits to construct an apartment tower at the property and commenced foundation work necessary to vest the benefits of the Affordable New York (421a) residential program, provided we obtain a certificate of occupancy for the apartment tower by June 2026, subject to any extension that may be granted by the legislature.

ITEM 3.        LEGAL PROCEEDINGS
We are from time-to-time involved in legal actions arising in the ordinary course of business.  In our opinion, after consultation with our legal counsel, the outcome of such pending matters will not have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “ALX.”

As of January 31, 2023, there were 190 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

None.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2017 in our common stock, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2017	2018	2019	2020	2021	2022
Alexander’s	$100	$81	$92	$82	$83	$75
S&P 500 Index	100	96	126	149	192	157
The NAREIT All Equity Index	100	96	123	117	166	124

ITEM 6. RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion should be read in conjunction with the consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2022 and 2021, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2020, including year-to-year comparisons between 2021 and 2020, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO). We have six properties in New York City.
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
While substantially all of the limitations and restrictions imposed on our retail tenants during the onset of the COVID-19 pandemic have been lifted, economic conditions, including heightened inflation and interest rates, and other factors continue to adversely affect the financial health of our retail tenants.

Overview - continued
Year Ended December 31, 2022 Financial Results Summary
Net income for the year ended December 31, 2022 was $57,632,000 or $11.24 per diluted share, compared to $132,930,000 or $25.94 per diluted share for the year ended December 31, 2021. Net income for the year ended December 31, 2021 included $72,298,000, or $14.11 per diluted share, of income as a result of net gains on the sale of real estate, including $2,348,000, or $0.46 per diluted share, from discontinued operations.
Funds from operations (“FFO”) (non-GAAP) for the year ended December 31, 2022 was $87,090,000, or $16.99 per diluted share, compared to $89,757,000, or $17.52 per diluted share for the year ended December 31, 2021.
Square Footage, Occupancy and Leasing Activity
As of December 31, 2022, our portfolio was comprised of six properties aggregating 2,454,000 square feet, of which 2,241,000 square feet was in service and 213,000 square feet (at our Rego Park I and Rego Park II properties) was out of service for redevelopment. Excluding residential, the in service square feet was 96.4% occupied as of December 31, 2022. The in service residential square feet was 98.7% occupied as of December 31, 2022.
Significant Tenant
Bloomberg accounted for revenue of $115,129,000, $113,140,000, and $109,066,000 in the years ended December 31, 2022, 2021 and 2020, respectively, representing approximately 56%, 55% and 55% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Critical Accounting Estimate
In preparing the consolidated financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accounting estimates are deemed critical if they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Below is the critical accounting estimate used in the preparation of our consolidated financial statements. A discussion of our accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.

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

Results of Operations – Year Ended December 31, 2022 compared to December 31, 2021
Rental Revenues
Rental revenues were $205,814,000 in the year ended December 31, 2022, compared to $206,148,000 in the prior year, a decrease of $334,000. This was primarily due to (i) $5,440,000 of lower revenue due to the sale of our Paramus property in October 2021 and (ii) $2,750,000 of lease termination fee income received in the prior year from a retail tenant at our 731 Lexington Avenue property, partially offset by (iii) $3,130,000 of higher revenue due to leasing activity, (iv) $2,039,000 of bankruptcy proceeds received from Century 21, a former tenant at our Rego Park II property and (v) $2,203,000 of higher revenue due to higher occupancy at The Alexander apartment tower.
Operating Expenses
Operating expenses were $90,446,000 in the year ended December 31, 2022, compared to $91,089,000 in the prior year, a decrease of $643,000. This was primarily due to $2,434,000 of lower expenses due to the sale of our Paramus property in October 2021, partially offset by $1,415,000 of higher straight-line rent expense as the result of the remeasurement of our estimated ground lease liability related to our Flushing property during the first quarter of 2022.
Depreciation and Amortization
Depreciation and amortization was $29,797,000 in the year ended December 31, 2022, compared to $32,938,000 in the prior year, a decrease of $3,141,000. This was primarily due to the sale of our Paramus property in October 2021.
General and Administrative Expenses
General and administrative expenses were $6,106,000 in the year ended December 31, 2022, compared to $5,924,000 in the prior year, an increase of $182,000. This was primarily due to higher professional fees.
Interest and Other Income, net
Interest and other income, net was $6,769,000 in the year ended December 31, 2022, compared to $639,000 in the prior year, an increase of $6,130,000. This was primarily due to $3,570,000 of higher interest income from our investments in U.S. Treasury bills and $2,744,000 of higher interest income primarily due to an increase in average interest rates.
Interest and Debt Expense
Interest and debt expense was $28,602,000 in the year ended December 31, 2022, compared to $19,686,000 in the prior year, an increase of $8,916,000. This was primarily due to $11,474,000 of higher interest expense due to increases in LIBOR and SOFR, partially offset by $2,470,000 of lower interest expense resulting from the sale of our Paramus property in October 2021.
Change in Fair Value of Marketable Securities
Change in fair value of marketable securities was income of $3,482,000 in the year ended December 31, 2021. This was due to the change in the Macerich Company’s (“Macerich”) common share price through December 2021, when we sold our Macerich common shares.
Net Gains on Sale of Real Estate
Net gains on the sale of real estate were $69,950,000 in the year ended December 31, 2021. This was due to $60,826,000 from the sale of our Paramus property in October 2021 and $9,124,000 from the sale of a parcel of land in the Bronx, New York in June 2021.
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

Related Party Transactions
Vornado
As of December 31, 2022, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 5 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.
Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2022, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.
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
As of December 31, 2022, we had $481,441,000 of liquidity comprised of $214,478,000 cash and cash equivalents and restricted cash and $266,963,000 of investments in U.S. Treasury bills. The ongoing challenges posed by the COVID-19 pandemic could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
Cash Flows for the Year Ended December 31, 2022
Cash and cash equivalents and restricted cash were $214,478,000 at December 31, 2022, compared to $483,505,000 at December 31, 2021, a decrease of $269,027,000. This resulted from (i) $279,266,000 of net cash used in investing activities and (ii) $92,310,000 of net cash used in financing activities, partially offset by (iii) $102,549,000 of net cash provided by operating activities.
Net cash provided by operating activities of $102,549,000 was comprised of (i) net income of $57,632,000, (ii) adjustments for non-cash items of $36,936,000 and (iii) the net change in operating assets and liabilities of $7,981,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $31,454,000, (ii) straight-lining of rental income of $7,960,000 and (iii) stock-based compensation of $450,000, partially offset by (iv) other non-cash adjustments of $2,928,000.
Net cash used in investing activities of $279,266,000 was comprised of (i) the purchase of U.S. Treasury bills of $364,238,000 and (ii) $14,386,000 of construction in progress and real estate additions, partially offset by (iii) $99,358,000 of proceeds from maturities of U.S. Treasury bills.
Net cash used in financing activities of $92,310,000 was primarily comprised of dividends paid of $92,264,000.

Liquidity and Capital Resources - continued
Cash Flows for the Year Ended December 31, 2021
Cash and cash equivalents and restricted cash were $483,505,000 at December 31, 2021, compared to $449,877,000 at December 31, 2020, an increase of $33,628,000. This resulted from (i) $118,465,000 of net cash provided by operating activities and (ii) $75,457,000 of net cash provided by investing activities, partially offset by (iii) $160,294,000 of net cash used in financing activities.
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
Dividends
On January 18, 2023, our Board of Directors declared a regular quarterly dividend to $4.50 per share (an indicated annual rate of $18.00 per share).  The dividend, if declared by the Board of Directors at the same rate for all of 2023, would require us to pay out approximately $92,300,000 in 2023.
Debt
Below is a summary of our outstanding debt and maturities as of December 31, 2022.  We may refinance our maturing debt as it comes due or choose to repay it.

	Balance	Interest Rate	Maturity
(Amounts in thousands)
731 Lexington Avenue, office condominium(1)(2)	$500,000	5.22%	Jun. 11, 2024
731 Lexington Avenue, retail condominium(1)(3)	300,000	1.76%	Aug. 05, 2025
Rego Park II shopping center(1)(4)	202,544	5.60%	Dec. 12, 2025
The Alexander apartment tower	94,000	2.63%	Nov. 01, 2027
Total	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $16,071	(5,493)
Total, net	$1,091,051

(1)   Interest rate listed represents the rate in effect as of December 31, 2022 based on LIBOR or SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2) Interest at LIBOR plus 0.90% (LIBOR is capped at a rate of 6.00% through June 2023). Maturity date represents the extended maturity based on our as-of right to extend.
(3) Interest at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
(4) Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through November 2024).
Below is a summary of our principal and interest repayments scheduled as of December 31, 2022.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years

Long-term debt obligations	$1,194,591	$45,811	$1,050,186	$98,594	$—
Total principal and interest repayments (1)	$1,194,591	$45,811	$1,050,186	$98,594	$—

(1) Principal repayments based on extended loan maturity dates. Interest on variable rate debt is computed using rates in effect as of December 31, 2022.

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $298,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of December 31, 2022.
Other
In January 2022, New World Mall LLC, the sub-tenant at the property, exercised its one remaining 10-year extension option through January 2037. As a result of the sub-tenant exercising its extension option, we were required by GAAP to remeasure our ground lease liability based upon an estimate of lease payments to be made during the 10-year extension period of our ground lease resulting in an incremental right-of-use asset and lease liability of approximately $16,000,000. As of December 31, 2022, the remaining right-of-use asset of $18,497,000 and lease liability of $20,066,000, are included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet.
There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, the outcome of such pending matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

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
FFO (non-GAAP) for the years ended December 31, 2022 and 2021
FFO (non-GAAP) for the year ended December 31, 2022 was $87,090,000, or $16.99 per diluted share, compared to $89,757,000, or $17.52 per diluted share for the year ended December 31, 2021.
The following table reconciles our net income to FFO (non-GAAP):

	For the Year Ended
(Amounts in thousands, except share and per share amounts)	December 31,
	2022	2021
Net income	$57,632	$132,930
Depreciation and amortization of real property	29,458	32,607
Net gains on the sale of real estate (2021 includes $2,348 from discontinued operations)	—	(72,298)
Change in fair value of marketable securities	—	(3,482)
FFO (non-GAAP)	$87,090	$89,757

FFO per diluted share (non-GAAP)	$16.99	$17.52

Weighted average shares used in computing FFO per diluted share	5,126,100	5,123,613

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control.  Our exposure to a change in interest rates is summarized in the table below.

	2022			2021
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

(Amounts in thousands, except per share amounts)
Variable rate	$702,544	5.33%	$7,025	$702,544	1.14%
Fixed rate	394,000	1.97%	—	394,000	1.94%
	$1,096,544	4.12%	$7,025	$1,096,544	1.42%

Total effect on diluted earnings per share			$1.37
We have an interest rate cap relating to the mortgage loan on the office condominium of our 731 Lexington Avenue property with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.00% through June 2023. If we decide to exercise our one-year as-of right extension option, the interest rate of the loan will be equal to the Prime rate (7.50% as of December 31, 2022).
We have an interest rate cap relating to the mortgage loan on Rego Park II shopping center with a notional amount of $202,544,000 that caps SOFR at a rate of 4.15% through November 2024.
We have an interest rate swap relating to the mortgage loan on the retail condominium of our 731 Lexington Avenue property with a notional amount of $300,000,000 that swaps SOFR plus 1.51% for a fixed rate of 1.76% through May 2025.
  Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of December 31, 2022 and 2021, the estimated fair value of our consolidated debt was $1,061,221,000 and $1,064,122,000, respectively.  Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	38

Consolidated Balance Sheets as of December 31, 2022 and 2021	40

Consolidated Statements of Income for the
Years Ended December 31, 2022, 2021 and 2020	41

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2022, 2021 and 2020	42

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2022, 2021 and 2020	43

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2022, 2021 and 2020	44

Notes to Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 13, 2023

We have served as the Company’s auditor since 1969.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2022	2021
Real estate, at cost:
Land	$33,050	$33,050
Buildings and leasehold improvements	1,029,504	1,014,525
Development and construction in progress	22,044	21,851
Total	1,084,598	1,069,426
Accumulated depreciation and amortization	(396,268)	(370,557)
Real estate, net	688,330	698,869
Cash and cash equivalents	194,933	463,539
Restricted cash	19,545	19,966
Investments in U.S. Treasury bills	266,963	—
Tenant and other receivables	4,705	6,385
Receivable arising from the straight-lining of rents	127,497	135,457
Deferred lease costs, net, including unamortized leasing fees to Vornado of
$22,174 and $23,943, respectively	28,490	31,312
Other assets	67,313	36,437
	$1,397,776	$1,391,965

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,091,051	$1,089,613
Amounts due to Vornado	801	879
Accounts payable and accrued expenses	48,785	44,681
Other liabilities	20,640	4,203
Total liabilities	1,161,277	1,139,376

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	33,865	33,415
Retained earnings	172,243	206,875
Accumulated other comprehensive income	25,586	7,494
	236,867	252,957
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	236,499	252,589
	$1,397,776	$1,391,965

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Rental revenues	$205,814	$206,148	$199,142
EXPENSES
Operating, including fees to Vornado of $6,037, $5,952 and $5,429, respectively	(90,446)	(91,089)	(88,403)
Depreciation and amortization	(29,797)	(32,938)	(32,357)
General and administrative, including management fees to Vornado of $2,440, $2,380 and $2,380, respectively	(6,106)	(5,924)	(6,307)

Total expenses	(126,349)	(129,951)	(127,067)

Interest and other income, net	6,769	639	2,667
Interest and debt expense	(28,602)	(19,686)	(24,204)
Change in fair value of marketable securities	—	3,482	(8,599)
Net gains on sale of real estate	—	69,950	—
Income from continuing operations	57,632	130,582	41,939
Income from discontinued operations (see Note 7)	—	2,348	—
Net income	$57,632	$132,930	$41,939

Income per common share - basic and diluted:
Income from continuing operations	$11.24	$25.48	$8.19
Income from discontinued operations (see Note 7)	—	0.46	—
Net income per common share	$11.24	$25.94	$8.19

Weighted average shares outstanding - basic and diluted	5,126,100	5,123,613	5,120,922

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$57,632	$132,930	$41,939
Other comprehensive income (loss):
Change in fair value of interest rate derivatives and other	18,092	8,201	(658)
Comprehensive income	$75,724	$141,131	$41,281

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Capital	Retained Earnings		Treasury Stock	Total Equity
	Shares	Amount
Balance, December 31, 2019	5,173	$5,173	$32,365	$216,394	$(49)	$(368)	$253,515
Net income	—	—	—	41,939	—	—	41,939
Dividends paid ($18.00 per common share)	—	—	—	(92,168)	—	—	(92,168)
Change in fair value of interest rate derivatives	—	—	—	—	(658)	—	(658)
Deferred stock unit grants	—	—	600	—	—	—	600
Balance, December 31, 2020	5,173	5,173	32,965	166,165	(707)	(368)	203,228
Net income	—	—	—	132,930	—	—	132,930
Dividends paid ($18.00 per common share)	—	—	—	(92,220)	—	—	(92,220)
Change in fair value of interest rate derivatives	—	—	—	—	8,201	—	8,201
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, December 31, 2021	5,173	5,173	33,415	206,875	7,494	(368)	252,589
Net income	—	—	—	57,632	—	—	57,632
Dividends paid ($18.00 per common share)	—	—	—	(92,264)	—	—	(92,264)
Change in fair value of interest rate derivatives and other	—	—	—	—	18,092	—	18,092
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, December 31, 2022	5,173	$5,173	$33,865	$172,243	$25,586	$(368)	$236,499

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,632	$132,930	$41,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	31,454	34,592	35,121
Straight-lining of rents	7,960	9,817	21,102
Write-off of tenant receivables	—	—	4,122
Stock-based compensation expense	450	450	600
Net gains on sale of real estate (2021 includes $2,348 from discontinued operations)	—	(72,298)	—
Change in fair value of marketable securities	—	(3,482)	8,599
Dividends received in stock	—	—	(214)
Other non-cash adjustments	(2,928)	—	—
Change in operating assets and liabilities:
Tenant and other receivables, net	1,680	1,731	(6,146)
Other assets	2,782	3,099	(28,378)
Amounts due to Vornado	40	(211)	(402)
Accounts payable and accrued expenses	3,141	12,501	2,361
Other liabilities	338	(664)	(638)
Net cash provided by operating activities	102,549	118,465	78,066

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(14,386)	(19,520)	(32,460)
Purchase of U.S. Treasury bills	(364,238)	—	—
Proceeds from maturities of U.S. Treasury bills	99,358	—	—
Proceeds from sales of real estate	—	81,871	—
Return of short-term investment	—	3,600	—
Proceeds from sale of marketable securities	—	9,506	—
Net cash (used in) provided by investing activities	(279,266)	75,457	(32,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(92,264)	(92,220)	(92,168)
Debt issuance costs	(46)	(74)	(7,246)
Debt repayments	—	(68,000)	(50,000)
Proceeds from borrowings	—	—	239,708
Net cash (used in) provided by financing activities	(92,310)	(160,294)	90,294

Net (decrease) increase in cash and cash equivalents and restricted cash	(269,027)	33,628	135,900
Cash and cash equivalents and restricted cash at beginning of year	483,505	449,877	313,977
Cash and cash equivalents and restricted cash at end of year	$214,478	$483,505	$449,877

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$463,539	$428,710	$298,063
Restricted cash at beginning of year	19,966	21,167	15,914
Cash and cash equivalents and restricted cash at beginning of year	$483,505	$449,877	$313,977

Cash and cash equivalents at end of year	$194,933	$463,539	$428,710
Restricted cash at end of year	19,545	19,966	21,167
Cash and cash equivalents and restricted cash at end of year	$214,478	$483,505	$449,877

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized	$25,934	$18,568	$22,476

NON-CASH TRANSACTIONS
Additional estimated lease liability arising from the recognition of right-of-use asset	$16,099	$—	$—
Liability for real estate additions, including $141 and $489 for development fees due to
Vornado in 2021 and 2020, respectively	2,254	1,445	4,955
Write-off of fully amortized and/or depreciated assets	23	5,628	876

See notes to consolidated financial statements.

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

We have six properties in New York City consisting of:

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

•Rego Park I, a 338,000 square foot shopping center, is located on Queens Boulevard and 63rd Road in Queens. The center is anchored by a 112,000 square foot IKEA, a 50,000 square foot Burlington, a 46,000 square foot Bed Bath & Beyond and a 36,000 square foot Marshalls. On December 3, 2022, IKEA closed its store at the property. IKEA remains obligated under its lease which expires in December 2030. The lease includes a right to terminate effective no earlier than March 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term;

•Rego Park II, a 615,000 square foot shopping center, is located adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased;

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

We have determined that our properties have similar economic characteristics and meet the criteria that permit the properties to be aggregated into one reportable segment (the leasing, management, development and redeveloping of properties in New York City). Our chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each property represents net rental revenues less operating expenses.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Literature - In March 2020, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848 (“ASC 848”), Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In December 2022 the FASB issued accounting standard update 2022-06 that defers the sunset of ASC 848 from December 31, 2022 to December 31, 2024. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In July 2021, the FASB issued an update ("ASU 2021-05") Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases ("ASC 842"). ASU 2021-05 provides additional ASC 842 classification guidance as it relates to a lessor's accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We adopted this update effective January 1, 2022 which did not have an impact on our consolidated financial statements.
Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2022 and 2021, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $688,330,000 and $698,869,000, respectively.  Maintenance and repairs are generally expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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
Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased and are carried at cost, which approximates fair value, due to their short-term maturities.  The majority of our cash and cash equivalents consist of (i) deposits at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit, (ii) money market funds, which invest in U.S. Treasury bills and (iii) certificates of deposit placed through an account registry service (“CDARS”). To date we have not experienced any losses on our invested cash.

Restricted Cash – Restricted cash primarily consists of security deposits and other cash escrowed under loan and interest rate derivative agreements, including for debt service, real estate taxes, property insurance and capital improvements.

Investments in U.S. Treasury Bills – Treasury bills are short-term debt obligations with maturities of one year or less backed by the U.S. Treasury Department. Treasury bills yield no interest, but are issued at a discount on their redemption prices. We classify our investments in U.S. Treasury bills as available-for-sale debt investments, recorded at fair value with any changes in fair value during the period recorded in other comprehensive income. These investments are considered Level 1 within the fair value hierarchy as they are highly liquid and are traded in an active secondary market. We use quoted market prices to determine the fair value of our investments in U.S. Treasury bills.

Deferred Charges – Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest and debt expense.  Direct and incremental costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases.  All other deferred charges are amortized on a straight-line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.
Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year. We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the year ended December 31, 2022 were characterized, for federal income tax purposes, as 100.0% ordinary income. Dividends distributed for the year ended December 31, 2021 were characterized, for federal income tax purposes, as 58.3% ordinary income and 41.7% of long-term capital gain income. Dividends distributed for the year ended December 31, 2020 were characterized, for federal income tax purposes, as 100.0% ordinary income.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
The estimated taxable income attributable to our common stockholders (unaudited) for the years ended December 31, 2022, 2021 and 2020 was approximately $64,960,000, $101,184,000, and $81,375,000, respectively. The book to tax differences between net income and estimated taxable income primarily result from differences in the income recognition or deductibility of depreciation and amortization, gains or losses from the sale of real estate and other capital transactions, straight-line rent adjustments, the change in fair value of marketable securities and income from discontinued operations.
As of December 31, 2022, the net basis of our assets and liabilities for tax reporting purposes was approximately $137,734,000 lower than the amount reported for financial statement purposes.
3.    REVENUE RECOGNITION
The following is a summary of revenue sources for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Lease revenues	$197,230	$198,109	$191,416
Parking revenue	4,897	4,407	4,207
Tenant services	3,687	3,632	3,519
Rental revenues	$205,814	$206,148	$199,142
The components of lease revenues for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Fixed lease revenues	$135,668	$129,509	$120,395
Variable lease revenues	61,562	68,600	71,021
Lease revenues	$197,230	$198,109	$191,416

4. REAL ESTATE SALES
On June 4, 2021, we sold a parcel of land in the Bronx, New York (“Bronx Land Parcel”) for $10,000,000. Net proceeds from the sale were $9,291,000 after closing costs and the financial statement gain was $9,124,000.
On October 4, 2021, we sold 30.3 acres of land located in Paramus, New Jersey (“Paramus Property”) to IKEA Property, Inc., the tenant at the property, for $75,000,000, pursuant to the tenant’s purchase option contained in the lease. Net proceeds from the sale were $4,580,000 after closing costs and the repayment of the $68,000,000 mortgage loan. The financial statement gain was $60,826,000, which was recognized in the fourth quarter of 2021.

5.    RELATED PARTY TRANSACTIONS
Vornado
As of December 31, 2022, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado. As of December 31, 2022, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.    RELATED PARTY TRANSACTIONS - continued
Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $354,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  Vornado is also entitled to a development fee equal to 6% of development costs, as defined.
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

The following is a summary of fees to Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Company management fees	$2,800	$2,800	$2,800
Development fees	3	141	489
Leasing fees	1,378	1,800	276
Commission on sales of real estate	—	1,050	—
Property management, cleaning, engineering
and security fees	5,912	5,540	5,051
	$10,093	$11,331	$8,616
As of December 31, 2022, the amounts due to Vornado were $742,000 for management, property management, cleaning, engineering and security fees and $59,000 for leasing fees. As of December 31, 2021, the amounts due to Vornado were $669,000 for management, property management, cleaning, engineering and security fees; $141,000 for development fees; and $69,000 for leasing fees.

6.     MARKETABLE SECURITIES
In December 2021, we sold our 564,612 common shares of The Macerich Company (“Macerich”), realizing cash proceeds of $9,506,000. These shares were received in connection with the sale of Kings Plaza Regional Shopping Center (“Kings Plaza”) to Macerich in 2012. The gains and losses resulting from the mark-to-market of these securities during 2021 and 2020 were presented as “change in fair value of marketable securities” on our consolidated statements of income.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. MORTGAGES PAYABLE
The following is a summary of our outstanding mortgages payable. We may refinance our maturing debt as it comes due or choose to repay it.

			Interest Rate at December 31, 2022	Balance at December 31,
(Amounts in thousands)		Maturity		2022	2021
First mortgages secured by:
	731 Lexington Avenue, office condominium(1)(2)	Jun. 11, 2024	5.22%	$500,000	$500,000
	731 Lexington Avenue, retail condominium(1)(3)	Aug. 05, 2025	1.76%	300,000	300,000
	Rego Park II shopping center(1)(4)	Dec. 12, 2025	5.60%	202,544	202,544
	The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
	Total			1,096,544	1,096,544
	Deferred debt issuance costs, net of accumulated amortization of $16,071 and $14,551, respectively			(5,493)	(6,931)

				$1,091,051	$1,089,613

(1)	Interest rate listed represents the rate in effect as of December 31, 2022 based on LIBOR or SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)	Interest at LIBOR plus 0.90% (LIBOR capped at a rate of 6.00% through June 2023). Maturity date represents the extended maturity based on our as-of right to extend.
(3)	Interest at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
(4)	Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through November 2024).

All of our debt is secured by mortgages and/or pledges of the stock of the subsidiaries holding the properties. The net carrying value of real estate collateralizing the debt amounted to $614,245,000 as of December 31, 2022. Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2022, the principal repayments (based on the extended loan maturity dates) for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2023	$—
2024	500,000
2025	502,544
2026	—
2027	94,000
Thereafter	—

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. FAIR VALUE MEASUREMENTS - continued
Financial Assets and Liabilities Measured at Fair Value
 Financial assets measured at fair value on our consolidated balance sheets as of December 31, 2022 consist of U.S. Treasury bills (classified as available for-sale) and interest rate derivatives which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of December 31, 2022.

		As of December 31, 2022
	(Amounts in thousands)	Total	Level 1	Level 2	Level 3
	Assets:
	Investments in U.S. Treasury bills(1)	$266,963	$266,963	$—	$—
	Interest rate derivatives (included in other assets)	29,351	—	29,351	—
		$296,314	$266,963	$29,351	$—

(1)
During the year ended December 31, 2022, we purchased $364,238 in U.S. Treasury bills with an aggregate par value of $370,000 and realized proceeds of $100,000 from maturing U.S. Treasury bills. As of December 31, 2022 our investments in U.S. Treasury bills have an aggregate accreted value of $267,809 prior to being marked to fair value and have remaining maturities of less than one year.

Financial assets measured at fair value on our consolidated balance sheet as of December 31, 2021 consist of interest rate derivatives which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of December 31, 2021.

	As of December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives (included in other assets)	$7,545	$—	$7,545	$—
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of December 31, 2022 and 2021, respectively.

	Fair Value Asset as of December 31,		As of December 31, 2022

(Amounts in thousands)	2022	2021	Notional Amount	Swapped Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$26,718	$7,545	$300,000	1.76%	05/25
Interest rate caps related to:
Rego Park II shopping center mortgage loan	2,622	—	202,544	(1)	11/24
731 Lexington Avenue mortgage loan, office condominium	11	—	500,000	(2)	06/23
Included in other assets	$29,351	$7,545

(1) SOFR cap strike rate of 4.15%
(2) LIBOR cap strike rate of 6.00%

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. FAIR VALUE MEASUREMENTS - continued
Financial Assets and Liabilities not Measured at Fair Value
 Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of December 31, 2022 and 2021.

	As of December 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$47,852	$47,852	$427,601	$427,601
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,096,544	$1,061,221	$1,096,544	$1,064,122

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
Future undiscounted cash flows under our contractual non-cancelable operating leases are as follows:

(Amounts in thousands)	As of December 31, 2022
For the year ending December 31,
2023	$141,156
2024	142,956
2025	131,631
2026	128,522
2027	125,138
Thereafter	317,099

These amounts do not include reimbursements or additional rents based on a percentage of retail tenants’ sales.

Bloomberg accounted for revenue of $115,129,000, $113,140,000, and $109,066,000 in the years ended December 31, 2022, 2021 and 2020, respectively, representing approximately 56%, 55% and 55% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.  In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. LEASES - continued
As Lessee
We are the lessee under a ground lease at our Flushing property, classified as an operating lease, which expires in 2027 and has one 10-year extension option. In January 2022, New World Mall LLC, the sub-tenant at the property, exercised its one remaining 10-year extension option through January 2037. As a result of the sub-tenant exercising its extension option, we were required by GAAP to remeasure our ground lease liability based upon an estimate of lease payments to be made during the 10-year extension period of our ground lease resulting in an incremental right-of-use asset and lease liability of approximately $16,000,000. The discount rate applied in the remeasurement of the lease liability was based on the incremental borrowing rate (“IBR”) of 5.86% at the time of the remeasurement. We considered the general economic environment and factored in various Company specific adjustments to arrive at the IBR.
As of December 31, 2022, the remaining right-of-use asset of $18,497,000 and lease liability of $20,066,000, are included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet.
Future lease payments under this operating lease, including our estimated payments during the extension period, are as follows:

(Amounts in thousands)	As of December 31, 2022
For the year ending December 31,
2023	$800
2024	800
2025	800
2026	800
2027	2,707
Thereafter	26,160
Total undiscounted cash flows	32,067
Present value discount	(12,001)
Lease liability as of December 31, 2022	$20,066

We recognize rent expense as a component of “operating” expenses on our consolidated statements of income on a straight-line basis. Rent expense was $2,161,000, $746,000 and $746,000 in each of the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid for rent expense was $800,000 in each of the years ended December 31, 2022, 2021 and 2020, respectively.

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
In May 2022, we granted each of the members of our Board of Directors 326 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of December 31, 2022, there were 19,796 DSUs outstanding and 485,991 shares were available for future grant under the Plan.

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $298,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of December 31, 2022.

Other
There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, the outcome of such pending matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

13. MULTIEMPLOYER BENEFIT PLANS
Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.

 Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2022, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2022, 2021 and 2020 our subsidiaries contributed $178,000, $217,000 and $191,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2022, 2021 and 2020.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2022, 2021 and 2020 our subsidiaries contributed $839,000, $748,000 and $672,000, respectively, towards these plans.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible.  There were no potentially dilutive securities outstanding during the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2022	2021	2020
Income from continuing operations	$57,632	$130,582	$41,939
Income from discontinued operations (see Note 7)	—	2,348	—
Net income	$57,632	$132,930	$41,939

Weighted average shares outstanding – basic and diluted	5,126,100	5,123,613	5,120,922

Income from continuing operations	$11.24	$25.48	$8.19
Income from discontinued operations (see Note 7)	—	0.46	—
Net income per common share – basic and diluted	$11.24	$25.94	$8.19

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

As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 59 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 13, 2023, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ DELOITTE & TOUCHE LLP

New York, New York
February 13, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2022.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Executive Officers of the Registrant

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)
Steven Roth	81	Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.
Gary Hansen	45	Chief Financial Officer since November 2021; Senior Vice President & Controller from January 2018 to October 2021; and Vice President & Controller from May 2015 to December 2017.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	19,796	$—	485,991
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	19,796	$—	485,991

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

Pages in this Annual Report on Form 10-K
Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2022, 2021 and 2020	63-64

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross Amount at Which							Life on which Depreciation in Latest Income Statement is Computed
		Initial Cost to Company(1)		Costs Capitalized Subsequent to Acquisition	Carried at Close of Period				Accumulated Depreciation and Amortization
			Buildings and Leasehold Improvements			Buildings and Leasehold Improvements	Development and Construction In Progress
										Date of Construction	Date Acquired(1)
Description	Encumbrances(2)	Land			Land			Total(3)
Rego Park I	$—	$1,647	$8,953	$93,119	$1,647	$94,697	$7,375	$103,719	$43,870	1959	1992	3-39 years
Rego Park II	202,544	3,127	1,467	392,696	3,127	391,367	2,796	397,290	130,713	2009	1992	3-40 years
The Alexander apartment tower	94,000	—	—	119,112	—	119,112	—	119,112	27,856	2016	1992	3-39 years
Rego Park III	—	779	—	12,399	779	526	11,873	13,178	396	N/A	1992	5-15 years
Flushing	—	—	1,660	(107)	—	1,553	—	1,553	1,264	1975(4)	1992	N/A
Lexington Avenue	800,000	14,432	12,355	422,959	27,497	422,249	—	449,746	192,169	2003	1992	9-39 years
TOTAL	$1,096,544	$19,985	$24,435	$1,040,178	$33,050	$1,029,504	$22,044	$1,084,598	$396,268

(1) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2) Excludes deferred debt issuance costs, net of $5,493.
(3) The net basis of the Company’s assets and liabilities for tax purposes is approximately $137,734 lower than the amount reported for financial statement purposes.
(4) Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
	December 31,
	2022	2021	2020
REAL ESTATE:
Balance at beginning of period	$1,069,426	$1,071,043	$1,041,342
Changes during the period:
Land	—	(11,921)	—
Buildings and leasehold improvements	15,002	5,842	31,134
Development and construction in progress	193	10,090	(557)
	1,084,621	1,075,054	1,071,919
Less: Fully depreciated assets	(23)	(5,628)	(876)
Balance at end of period	$1,084,598	$1,069,426	$1,071,043

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$370,557	$350,122	$324,499
Depreciation expense	25,734	26,063	26,499
	396,291	376,185	350,998
Less: Fully depreciated assets	(23)	(5,628)	(876)
Balance at end of period	$396,268	$370,557	$350,122

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued
(b)      Exhibits

Exhibit No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	Amended and Restated By-laws. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2022.	*

4		-	Description of the Alexander’s, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act	***

10.1		-	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992	*

10.2		-	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994	*

10.3		-	Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 2, 2001	*

10.4		-	First Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.5		-	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated herein by reference from Exhibit 10(i)(E)(4) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.6		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.7		-	Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.8		-	Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.9		-	First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v)(B)(2) to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 7, 2002	*
___________________
	*		Incorporated by reference.
	***		Filed herewith.

10.10		-	Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.11		-	Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.12		-	First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.13		-	Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.14		-	Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.15		-	Lease dated as of February 7, 2005, by and between 731 Office One LLC, as Landlord, and Citibank, N.A., as Tenant. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.16		-	Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.17		-	Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012	*

10.18		-	Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012	*

10.19		-	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013	*

10.20		-	Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent. Incorporated herein by reference from Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*
__________________
	*		Incorporated by reference.

10.21		-	Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.22		-	Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.23		-	Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.24		-	Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.25		-	First Amendment to Rego II Real Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.26		-	First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s Management LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.27		-	Loan Agreement, dated as of August 5, 2015, by and between 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 2, 2015	*

10.28	+	-	Second Amendment of Lease, dated as of the 12th of January 2016 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016	*

10.29	**	-	Form of Alexander’s Inc. 2016 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 1, 2016	***

10.30	-	Loan Agreement, dated as of June 1, 2017, between 731 Office One LLC, as Borrower, and Deutsche Bank AG, New York Branch and Citigroup Global Markets Realty Corp. collectively, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 31, 2017
*

10.31		-	Amended and Restated Loan and Security Agreement, dated and made effective as of December 12, 2018, by and between Rego II Borrower LLC, as Borrower, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*
__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.
	***		Filed herewith.
	+		Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “redacted.”

10.32		-	Second Amended and Restated Promissory Note, dated December 12, 2018, by and between Rego II Borrower LLC, as Maker, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.33		-	Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated December 12, 2018, by and between Rego II Borrower LLC, as Mortgagor, and Bank of China, New York Branch, as Mortgagee. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.34		-	Amended and Restated Guaranty of Recourse Carveouts, dated December 12, 2018, by Alexander’s, Inc., as Guarantor, to and for the benefit of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.35		-	Amended and Restated Environmental Indemnity Agreement, dated December 12, 2018, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.36		-	Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated December 12, 2018, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.37		-	Waiver and Amendment No. 1 to Loan Agreement, dated October 10, 2019, by and among 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 18, 2020	*

10.38		-	First Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.39		-	Amendment and Reaffirmation of Guaranty and Environmental Indemnity Agreement, dated February 14, 2020, by and between Alexander’s, Inc., as Guarantor, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.40		-	Second Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated February 14, 2020, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.41		-	Omnibus Amendment to Loan Documents and Reaffirmation of Borrower and Guarantor, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as Borrower, Alexander’s, Inc. as Guarantor, JPMorgan Chase Bank, N.A. as Administrative Agent on behalf of the Lenders, and the Lenders. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*
__________________
	*		Incorporated by reference.

10.42		-	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as mortgagor and JPMorgan Chase Bank, N.A. as mortgagee and as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.43		-	Interest Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.44		-	Leasing Costs Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.45		-	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 23, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 16, 2021	*

10.46		-	Third Amendment to Loan and Omnibus Amendment, dated October 3, 2022, by and between 731 Retail One LLC and 731 Commercial LLC as Borrower, and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders	***

10.47		-	Third Amendment to Amended and Restated Loan and Security Agreement, dated December 1, 2022, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender	***

21		-	Subsidiaries of Registrant	***

23		-	Consent of Independent Registered Public Accounting Firm	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

101		-	The following financial information from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements	***

104		-	The cover page from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted as iXBRL and contained in Exhibit 101	***
__________________
	*		Incorporated by reference.
	***		Filed herewith.

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 13, 2023	By:	/s/ Gary Hansen
Gary Hansen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 13, 2023
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Gary Hansen	Chief Financial Officer	February 13, 2023
	(Gary Hansen)	(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 13, 2023
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 13, 2023
(David Mandelbaum)

By:	/s/Mandakini Puri	Director	February 13, 2023
(Mandakini Puri)

By:	/s/Wendy Silverstein	Director	February 13, 2023
(Wendy Silverstein)

By:	/s/Arthur Sonnenblick	Director	February 13, 2023
(Arthur Sonnenblick)

By:	/s/Richard R. West	Director	February 13, 2023
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 13, 2023
(Russell B. Wight Jr.)