Form 10-Q
period 2023-03-31
ALEXANDERS INC
filed 2023-05-01
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of March 31, 2023, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	March 31, 2023	December 31, 2022
Real estate, at cost:
Land	$32,271	$33,050
Buildings and leasehold improvements	1,025,226	1,029,504
Development and construction in progress	10,144	22,044
Total	1,067,641	1,084,598
Accumulated depreciation and amortization	(398,242)	(396,268)
Real estate, net	669,399	688,330
Cash and cash equivalents	356,507	194,933
Restricted cash	20,369	19,545
Investments in U.S. Treasury bills	99,780	266,963
Tenant and other receivables	5,664	4,705
Receivable arising from the straight-lining of rents	125,430	127,497
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $21,388 and $22,174, respectively	27,441	28,490
Asset held for sale	13,794	—
Other assets	59,375	67,313
	$1,377,759	$1,397,776

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,091,438	$1,091,051
Amounts due to Vornado	675	801
Accounts payable and accrued expenses	43,908	48,785
Other liabilities	20,729	20,640
Total liabilities	1,156,750	1,161,277

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	33,865	33,865
Retained earnings	160,397	172,243
Accumulated other comprehensive income	21,942	25,586
	221,377	236,867
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	221,009	236,499
	$1,377,759	$1,397,776

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022
REVENUES
Rental revenues	$52,941	$49,215
EXPENSES
Operating, including fees to Vornado of $1,539 and $1,378, respectively	(24,944)	(21,542)
Depreciation and amortization	(7,478)	(7,351)
General and administrative, including management fees to Vornado of $610 in each period	(1,359)	(1,469)
Total expenses	(33,781)	(30,362)

Interest and other income	4,319	94
Interest and debt expense	(12,253)	(4,415)
Net income	$11,226	$14,532

Net income per common share - basic and diluted	$2.19	$2.84

Weighted average shares outstanding - basic and diluted	5,127,086	5,124,478
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net income	$11,226	$14,532
Other comprehensive (loss) income:
Change in fair value of interest rate derivatives and other	(3,644)	11,727
Comprehensive income	$7,582	$26,259
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended March 31, 2023
Balance, December 31, 2022	5,173	$5,173	$33,865	$172,243	$25,586	$(368)	$236,499
Net income	—	—	—	11,226	—	—	11,226
Dividends paid ($4.50 per common share)	—	—	—	(23,072)	—	—	(23,072)
Change in fair value of interest rate derivatives and other	—	—	—	—	(3,644)	—	(3,644)
Balance, March 31, 2023	5,173	$5,173	$33,865	$160,397	$21,942	$(368)	$221,009

For the Three Months Ended March 31, 2022
Balance, December 31, 2021	5,173	$5,173	$33,415	$206,875	$7,494	$(368)	$252,589
Net income	—	—	—	14,532	—	—	14,532
Dividends paid ($4.50 per common share)	—	—	—	(23,060)	—	—	(23,060)
Change in fair value of interest rate derivatives	—	—	—	—	11,727	—	11,727
Balance, March 31, 2022	5,173	$5,173	$33,415	$198,347	$19,221	$(368)	$255,788
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net income	$11,226	$14,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	7,899	7,762
Straight-lining of rents	2,067	2,139
Other non-cash adjustments	1,741	—
Change in operating assets and liabilities:
Tenant and other receivables	(959)	610
Other assets	2,959	11,445
Amounts due to Vornado	(128)	1,195
Accounts payable and accrued expenses	(4,063)	(5,522)
Other liabilities	(6)	24
Net cash provided by operating activities	20,736	32,185

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(2,060)	(1,158)
Proceeds from maturities of U.S. Treasury bills	166,832	—
Net cash provided by (used in) investing activities	164,772	(1,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(23,072)	(23,060)
Debt issuance costs	(38)	—
Net cash used in financing activities	(23,110)	(23,060)

Net increase in cash and cash equivalents and restricted cash	162,398	7,967
Cash and cash equivalents and restricted cash at beginning of period	214,478	483,505
Cash and cash equivalents and restricted cash at end of period	$376,876	$491,472

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$194,933	$463,539
Restricted cash at beginning of period	19,545	19,966
Cash and cash equivalents and restricted cash at beginning of period	$214,478	$483,505

Cash and cash equivalents at end of period	$356,507	$472,484
Restricted cash at end of period	20,369	18,988
Cash and cash equivalents and restricted cash at end of period	$376,876	$491,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized in 2022	$11,476	$3,728

NON-CASH TRANSACTIONS
Liability for real estate additions, including $3 for development fees due to Vornado in 2022	$1,481	$1,232
Write-off of fully depreciated assets	4,044	—
Reclassification of asset held for sale	13,794	—
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
2.Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition
The following is a summary of revenue sources for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Lease revenues	$51,036	$46,808
Parking revenue	1,096	1,228
Tenant services	809	1,179
Rental revenues	$52,941	$49,215
The components of lease revenues for the three months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Fixed lease revenues	$34,724	$32,203
Variable lease revenues	16,312	14,605
Lease revenues	$51,036	$46,808

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $29,516,000 and $27,518,000 for the three months ended March 31, 2023 and 2022, respectively, representing approximately 56% of our rental revenues in each period. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
5.Asset Held For Sale
On March 8, 2023, we entered into an agreement to sell the Rego Park III land parcel in Queens, New York, for $71,060,000 inclusive of consideration for Brownfield tax benefits and reimbursement of costs for plans, specifications and improvements to date. The sale, which is subject to customary closing conditions, is expected to be completed in the second quarter of 2023. The financial statement gain will be approximately $54,000,000.
As of March 31, 2023, the $13,794,000 carrying value of the property was classified as "Asset held for sale" on our consolidated balance sheets.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Related Party Transactions
Vornado
As of March 31, 2023, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees incurred to Vornado under the various agreements discussed above.

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Company management fees	$700	$700
Development fees	—	3
Leasing fees	41	1,318
Property management, cleaning, engineering and security fees	1,409	1,269
	$2,150	$3,290
As of March 31, 2023, the amounts due to Vornado were $675,000 for management, property management, cleaning, engineering and security fees. As of December 31, 2022, the amounts due to Vornado were $742,000 for management, property management, cleaning, engineering and security fees and $59,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of March 31, 2023 and December 31, 2022. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at March 31, 2023	Balance at
(Amounts in thousands)	Maturity		March 31, 2023	December 31, 2022
First mortgages secured by:
731 Lexington Avenue, office condominium (1)(2)	Jun. 11, 2024	5.58%	$500,000	$500,000
731 Lexington Avenue, retail condominium (1)(3)	Aug. 05, 2025	1.76%	300,000	300,000
Rego Park II shopping center (1)(4)	Dec. 12, 2025	5.60%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			1,096,544	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $16,458 and $16,071, respectively			(5,106)	(5,493)
			$1,091,438	$1,091,051
(1)Interest rate listed represents the rate in effect as of March 31, 2023 based on LIBOR or SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)Interest at LIBOR plus 0.90% (LIBOR capped at a rate of 6.00% through June 2023). Maturity represents the extended maturity based on our one-year as-of right extension option. The interest rate of the loan will be equal to the Prime rate (8.00% as of March 31, 2023) during the one-year extension period beginning June 2023.
(3)Interest at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
(4)Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through November 2024).

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheet as of March 31, 2023 consist of U.S. Treasury bills (classified as available-for-sale) and interest rate derivatives which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of March 31, 2023.

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
(Amounts in thousands)
Investments in U.S. Treasury bills(1)	$99,780	$99,780	$—	$—
Interest rate derivatives (included in other assets)	24,657	—	24,657	—
	$124,437	$99,780	$24,657	$—
(1)As of March 31, 2023, our investments in U.S. Treasury bills have an aggregate accreted value of $99,881 prior to being marked to fair value and have remaining maturities of less than one year. During the three months ended March 31, 2023, we realized proceeds of $170,000 from maturing U.S. Treasury bills.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.Fair Value Measurements - continued
Financial assets measured at fair value on our consolidated balance sheet as of December 31, 2022 consist of U.S. Treasury bills (classified as available for-sale) and interest rate derivatives which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of December 31, 2022.

	As of December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills(1)	$266,963	$266,963	$—	$—
Interest rate derivatives (included in other assets)	29,351	—	29,351	—
	$296,314	$266,963	$29,351	$—
(1)During the year ended December 31, 2022, we purchased $364,238 in U.S. Treasury bills with an aggregate par value of $370,000 and realized proceeds of $100,000 from maturing U.S. Treasury bills. As of December 31, 2022 our investments in U.S. Treasury bills had an aggregate accreted value of $267,809 prior to being marked to fair value and had remaining maturities of less than one year.
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of March 31, 2023 and December 31, 2022, respectively.

	Fair Value as of		As of March 31, 2023
(Amounts in thousands)	March 31, 2023	December 31, 2022	Notional Amount	Swapped Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$22,453	$26,718	$300,000	1.76%	05/25
Interest rate caps related to:
Rego Park II shopping center mortgage loan	2,196	2,622	202,544	(1)	11/24
731 Lexington Avenue mortgage loan, office condominium	8	11	500,000	(2)	06/23
Included in other assets	$24,657	$29,351
(1)SOFR cap strike rate of 4.15%
(2)LIBOR cap strike rate of 6.00%
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023		As of December 31, 2022
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$208,596	$208,596	$47,852	$47,852
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,096,544	$1,071,540	$1,096,544	$1,061,221

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
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of March 31, 2023.
Other
There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, the outcome of such pending matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

10.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period.  Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2023	2022
Net income	$11,226	$14,532

Weighted average shares outstanding – basic and diluted	5,127,086	5,124,478

Net income per common share – basic and diluted	$2.19	$2.84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2023

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine these items are beyond our ability to control or predict. For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2023 and 2022. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2022 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a summary of our significant accounting policies is included in “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the three months ended March 31, 2023, there were no material changes to these policies.

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

Quarter Ended March 31, 2023 Financial Results Summary
Net income for the quarter ended March 31, 2023 was $11,226,000, or $2.19 per diluted share, compared to $14,532,000 or $2.84 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended March 31, 2023 was $18,633,000, or $3.63 per diluted share, compared to $21,785,000 or $4.25 per diluted share in the prior year’s quarter.
Square Footage, Occupancy and Leasing Activity
Our portfolio was comprised of six properties aggregating 2,454,000 square feet. As of March 31, 2023, the commercial occupancy rate was 86.9% and the residential occupancy rate was 97.4%.
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $29,516,000 and $27,518,000 for the three months ended March 31, 2023 and 2022, respectively, representing approximately 56% of our rental revenues in each period. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
Asset Held For Sale
On March 8, 2023, we entered into an agreement to sell the Rego Park III land parcel in Queens, New York, for $71,060,000 inclusive of consideration for Brownfield tax benefits and reimbursement of costs for plans, specifications and improvements to date. The sale, which is subject to customary closing conditions, is expected to be completed in the second quarter of 2023. The financial statement gain will be approximately $54,000,000.
As of March 31, 2023, the $13,794,000 carrying value of the property was classified as “Asset held for sale” on our consolidated balance sheets.

Results of Operations – Three Months Ended March 31, 2023, compared to March 31, 2022
Rental Revenues
Rental revenues were $52,941,000 for the three months ended March 31, 2023, compared to $49,215,000 for the prior year’s three months, an increase of $3,726,000. This was primarily due to $1,744,000 of higher revenue due to leasing activity and $1,535,000 of higher real estate tax reimbursements due to higher real estate tax expense.
Operating Expenses
Operating expenses were $24,944,000 for the three months ended March 31, 2023, compared to $21,542,000 for the prior year’s three months, an increase of $3,402,000. This was primarily due to higher real estate tax expense.
Depreciation and Amortization
Depreciation and amortization was $7,478,000 for the three months ended March 31, 2023, compared to $7,351,000 for the prior year’s three months, an increase of $127,000.
General and Administrative Expenses
General and administrative expenses were $1,359,000 for the three months ended March 31, 2023, compared to $1,469,000 for the prior year’s three months, a decrease of $110,000. This was primarily due to lower professional fees.
Interest and Other Income
Interest and other income was $4,319,000 for the three months ended March 31, 2023, compared to $94,000 for the prior year’s three months, an increase of $4,225,000. This was primarily due to $2,153,000 of higher interest income primarily due to an increase in average interest rates and $2,072,000 of higher interest income from our investments in U.S. Treasury bills.
Interest and Debt Expense
Interest and debt expense was $12,253,000 for the three months ended March 31, 2023, compared to $4,415,000 for the prior year’s three months, an increase of $7,838,000. This was primarily due to increases in LIBOR and SOFR rates.

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

As of March 31, 2023, we had $476,656,000 of liquidity comprised of $376,876,000 of cash and cash equivalents and restricted cash and $99,780,000 of investments in U.S. Treasury bills. The ongoing challenges posed by the increase in interest rates and inflation and the continuing effect of the COVID-19 pandemic could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
For the Three Months Ended March 31, 2023
Cash and cash equivalents and restricted cash were $376,876,000 as of March 31, 2023, compared to $214,478,000 as of December 31, 2022, an increase of $162,398,000. This increase resulted from (i) $164,772,000 of net cash provided by investing activities and (ii) $20,736,000 of net cash provided by operating activities, partially offset by (iii) $23,110,000 of net cash used in financing activities.
Net cash provided by investing activities of $164,772,000 was comprised of $166,832,000 of proceeds from maturities of U.S. Treasury bills, partially offset by construction in progress and real estate additions of $2,060,000.
Net cash provided by operating activities of $20,736,000 was comprised of (i) net income of $11,226,000, (ii) adjustments for non-cash items of $11,707,000, partially offset by (iii) the net change in operating assets and liabilities of $2,197,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $7,899,000, (ii) straight-lining of rents of $2,067,000 and (iii) other non-cash adjustments of $1,741,000.
Net cash used in financing activities of $23,110,000 was comprised of dividends paid of $23,072,000 and debt issuance costs of $38,000.
For the Three Months Ended March 31, 2022
Cash and cash equivalents and restricted cash were $491,472,000 as of March 31, 2022, compared to $483,505,000 as of December 31, 2021, an increase of $7,967,000. This increase resulted from (i) $32,185,000 of net cash provided by operating activities, partially offset by (ii) $23,060,000 of net cash used in financing activities and (iii) $1,158,000 of net cash used in investing activities.
Net cash provided by operating activities of $32,185,000 was comprised of (i) net income of $14,532,000, (ii) adjustments for non-cash items of $9,901,000 and (iii) the net change in operating assets and liabilities of $7,752,000. The adjustments for non-cash items were comprised of depreciation and amortization (including amortization of debt issuance costs) of $7,762,000 and straight-lining of rents of $2,139,000.
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

Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of March 31, 2023.
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
FFO (non-GAAP) for the quarters ended March 31, 2023 and 2022
FFO (non-GAAP) for the quarter ended March 31, 2023 was $18,633,000, or $3.63 per diluted share, compared to $21,785,000, or $4.25 per diluted share in the prior year’s quarter.
The following table reconciles our net income to FFO (non-GAAP):

	For the Quarter Ended March 31,

(Amounts in thousands, except share and per share amounts)	2023	2022
Net income	$11,226	$14,532
Depreciation and amortization of real property	7,407	7,253
FFO (non-GAAP)	$18,633	$21,785

FFO per diluted share (non-GAAP)	$3.63	$4.25

Weighted average shares used in computing FFO per diluted share	5,127,086	5,124,478

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2023			2022
(Amounts in thousands, except per share amounts)	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$702,544	5.59%	$7,025	$702,544	5.33%
Fixed Rate	394,000	1.97%	—	394,000	1.97%
	$1,096,544	4.29%	$7,025	$1,096,544	4.12%

Total effect on diluted earnings per share			$1.37
We have an interest rate cap relating to the mortgage loan on the office condominium of our 731 Lexington Avenue property with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.00% through June 2023. The interest rate of the loan will be equal to the Prime rate (8.00% as of March 31, 2023) during the one-year extension period beginning June 2023.

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
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of March 31, 2023 and December 31, 2022, the estimated fair value of our mortgages payable was $1,071,540,000 and $1,061,221,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 1A.Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101	-	The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: May 1, 2023	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)