Form 10-Q
period 2023-09-30
ALEXANDERS INC
filed 2023-10-30
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of September 30, 2023, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	September 30, 2023	December 31, 2022
Real estate, at cost:
Land	$32,271	$33,050
Buildings and leasehold improvements	1,036,129	1,029,504
Development and construction in progress	—	22,044
Total	1,068,400	1,084,598
Accumulated depreciation and amortization	(412,015)	(396,268)
Real estate, net	656,385	688,330
Cash and cash equivalents	507,918	194,933
Restricted cash	21,163	19,545
Investments in U.S. Treasury bills	—	266,963
Tenant and other receivables	6,420	4,705
Receivable arising from the straight-lining of rents	121,548	127,497
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $20,778 and $22,174, respectively	26,306	28,490
Other assets	71,156	67,313
	$1,410,896	$1,397,776

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,092,125	$1,091,051
Amounts due to Vornado	1,500	801
Accounts payable and accrued expenses	44,534	48,785
Other liabilities	20,913	20,640
Total liabilities	1,159,072	1,161,277

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	34,315	33,865
Retained earnings	189,138	172,243
Accumulated other comprehensive income	23,566	25,586
	252,192	236,867
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	251,824	236,499
	$1,410,896	$1,397,776

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Rental revenues	$55,413	$53,729	$162,027	$152,768
EXPENSES
Operating, including fees to Vornado of $1,557, $1,357, $4,780 and $4,271, respectively	(25,593)	(23,731)	(75,355)	(66,645)
Depreciation and amortization	(7,933)	(7,508)	(23,492)	(22,272)
General and administrative, including management fees to Vornado of $610, $610, $1,830 and $1,830, respectively	(1,580)	(1,370)	(4,845)	(4,755)
Total expenses	(35,106)	(32,609)	(103,692)	(93,672)

Interest and other income	6,622	2,017	15,464	3,284
Interest and debt expense	(16,175)	(8,028)	(41,624)	(17,925)
Net gain on sale of real estate	—	—	53,952	—
Net income	$10,754	$15,109	$86,127	$44,455

Net income per common share - basic and diluted	$2.10	$2.95	$16.79	$8.67

Weighted average shares outstanding - basic and diluted	5,130,678	5,127,086	5,128,875	5,125,768
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$10,754	$15,109	$86,127	$44,455
Other comprehensive (loss) income:
Change in fair value of interest rate derivatives and other	(1,486)	6,393	(2,020)	20,044
Comprehensive income	$9,268	$21,502	$84,107	$64,499
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended September 30, 2023
Balance, June 30, 2023	5,173	$5,173	$34,315	$201,472	$25,052	$(368)	$265,644
Net income	—	—	—	10,754	—	—	10,754
Dividends paid ($4.50 per common share)	—	—	—	(23,088)	—	—	(23,088)
Change in fair value of interest rate derivatives	—	—	—	—	(1,486)	—	(1,486)
Balance, September 30, 2023	5,173	$5,173	$34,315	$189,138	$23,566	$(368)	$251,824

For the Three Months Ended September 30, 2022
Balance, June 30, 2022	5,173	$5,173	$33,865	$190,101	$21,145	$(368)	$249,916
Net income	—	—	—	15,109	—	—	15,109
Dividends paid ($4.50 per common share)	—	—	—	(23,072)	—	—	(23,072)
Change in fair value of interest rate derivatives and other	—	—	—	—	6,393	—	6,393
Balance, September 30, 2022	5,173	$5,173	$33,865	$182,138	$27,538	$(368)	$248,346

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Nine Months Ended September 30, 2023
Balance, December 31, 2022	5,173	$5,173	$33,865	$172,243	$25,586	$(368)	$236,499
Net income	—	—	—	86,127	—	—	86,127
Dividends paid ($13.50 per common share)	—	—	—	(69,232)	—	—	(69,232)
Change in fair value of interest rate derivatives and other	—	—	—	—	(2,020)	—	(2,020)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, September 30, 2023	5,173	$5,173	$34,315	$189,138	$23,566	$(368)	$251,824

For the Nine Months Ended September 30, 2022
Balance, December 31, 2021	5,173	$5,173	$33,415	$206,875	$7,494	$(368)	$252,589
Net income	—	—	—	44,455	—	—	44,455
Dividends paid ($13.50 per common share)	—	—	—	(69,192)	—	—	(69,192)
Change in fair value of interest rate derivatives and other	—	—	—	—	20,044	—	20,044
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, September 30, 2022	5,173	$5,173	$33,865	$182,138	$27,538	$(368)	$248,346
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net income	$86,127	$44,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	24,771	23,510
Net gain on sale of real estate	(53,952)	—
Straight-lining of rents	5,949	6,028
Stock-based compensation expense	450	450
Interest rate cap premium amortization	4,049	—
Other non-cash adjustments	1,295	(1,420)
Change in operating assets and liabilities:
Tenant and other receivables	(951)	1,031
Other assets	(1,377)	(9,412)
Amounts due to Vornado	725	(230)
Accounts payable and accrued expenses	(2,705)	11,540
Other liabilities	(14)	251
Net cash provided by operating activities	64,367	76,203

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(3,796)	(8,710)
Proceeds from sale of real estate	67,821	—
Proceeds from maturities of U.S. Treasury bills	264,881	—
Purchase of interest rate cap	(11,258)	—
Proceeds from interest rate cap	1,889	—
Purchase of U.S. Treasury bills	—	(197,407)
Net cash provided by (used in) investing activities	319,537	(206,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(69,232)	(69,192)
Debt issuance costs	(69)	(8)
Net cash used in financing activities	(69,301)	(69,200)

Net increase (decrease) in cash and cash equivalents and restricted cash	314,603	(199,114)
Cash and cash equivalents and restricted cash at beginning of period	214,478	483,505
Cash and cash equivalents and restricted cash at end of period	$529,081	$284,391

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$194,933	$463,539
Restricted cash at beginning of period	19,545	19,966
Cash and cash equivalents and restricted cash at beginning of period	$214,478	$483,505

Cash and cash equivalents at end of period	$507,918	$264,872
Restricted cash at end of period	21,163	19,519
Cash and cash equivalents and restricted cash at end of period	$529,081	$284,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (net of amounts capitalized)	$38,399	$15,808

NON-CASH TRANSACTIONS
Liability for real estate additions, including $3 for development fees due to Vornado in 2022	$652	$2,277
Write-off of fully depreciated assets	5,964	23
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.
We operate in one reportable segment.
3.Recently Issued Accounting Literature
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform, and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “ASC 848”). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. As of September 30, 2023, we have transitioned all of our LIBOR-indexed debt and derivatives and, for our derivatives in hedge accounting relationships, utilized the elective relief in ASC 848, allowing for the continuation of hedge accounting through the transition process.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition

The following is a summary of revenue sources for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Lease revenues	$52,954	$51,921	$155,502	$146,440
Parking revenue	1,090	1,189	3,300	3,582
Tenant services	1,369	619	3,225	2,746
Rental revenues	$55,413	$53,729	$162,027	$152,768

The components of lease revenues for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Fixed lease revenues	$34,926	$35,847	$104,489	$101,468
Variable lease revenues	18,028	16,074	51,013	44,972
Lease revenues	$52,954	$51,921	$155,502	$146,440

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $89,863,000 and $81,536,000 for the nine months ended September 30, 2023 and 2022, respectively, representing approximately 55% and 53% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

On December 3, 2022, IKEA closed its 112,000 square foot store at our Rego Park I property under a lease that was set to expire in December 2030. The lease included a right to terminate effective no earlier than March 16, 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term. On September 27, 2023, we entered into a lease modification agreement with IKEA which accelerates its lease termination date to April 1, 2024. Under the lease modification agreement, IKEA will pay its remaining rent due through March 16, 2026 and the $10,000,000 termination payment over the modified lease term.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Related Party Transactions
Vornado
As of September 30, 2023, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties and The Alexander apartment tower. We also have an agreement with a wholly owned subsidiary of Vornado to manage the parking garages at our Rego Park I and Rego Park II properties.
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Company management fees	$700	$700	$2,100	$2,100
Development fees	—	—	—	3
Leasing fees	974	58	1,144	1,376
Commission on sale of real estate	—	—	711	—
Property management, cleaning, engineering, parking and security fees	1,442	1,358	4,401	4,174
	$3,116	$2,116	$8,356	$7,653
As of September 30, 2023, the amounts due to Vornado were $974,000 for leasing fees and $526,000 for management, property management, cleaning, engineering and security fees. As of December 31, 2022, the amounts due to Vornado were $742,000 for management, property management, cleaning, engineering and security fees and $59,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.Mortgages Payable
On June 9, 2023, we exercised our remaining one-year extension option on the $500,000,000 interest-only mortgage loan on the office condominium of our 731 Lexington Avenue property. The interest rate on the loan remained at LIBOR plus 0.90% through July 15, 2023 and thereafter at the Prime Rate through loan maturity on June 11, 2024. In June 2023, we purchased an interest rate cap for $11,258,000, which capped LIBOR at 6.00% through July 15, 2023 and caps the Prime Rate (8.50% as of September 30, 2023) at 6.00% through loan maturity.
The following is a summary of our outstanding mortgages payable as of September 30, 2023 and December 31, 2022. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at September 30, 2023	Balance as of
(Amounts in thousands)	Maturity		September 30, 2023	December 31, 2022
First mortgages secured by:
731 Lexington Avenue, office condominium(1)	Jun. 11, 2024	6.00%	$500,000	$500,000
731 Lexington Avenue, retail condominium(2)(3)	Aug. 05, 2025	1.76%	300,000	300,000
Rego Park II shopping center(2)(4)	Dec. 12, 2025	5.60%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			1,096,544	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $17,246 and $16,071, respectively			(4,419)	(5,493)
			$1,092,125	$1,091,051
(1)Interest at the Prime Rate (capped at 6.00% through loan maturity).
(2)Interest rate listed represents the rate in effect as of September 30, 2023 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
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

In May 2023, we granted each of the members of our Board of Directors 449 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of September 30, 2023, there were 23,388 DSUs outstanding and 482,399 shares were available for future grant under the Plan.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets measured at fair value on our consolidated balance sheet as of September 30, 2023 consisted of interest rate derivatives, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of September 30, 2023.

	As of September 30, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate derivatives (included in other assets)	$33,694	$—	$33,694	$—
Financial assets measured at fair value on our consolidated balance sheet as of December 31, 2022 consisted of U.S. Treasury bills (classified as available-for-sale) and interest rate derivatives, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of December 31, 2022.

	As of December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills	$266,963	$266,963	$—	$—
Interest rate derivatives (included in other assets)	29,351	—	29,351	—
	$296,314	$266,963	$29,351	$—

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.Fair Value Measurements - continued
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of September 30, 2023 and December 31, 2022, respectively.

	Fair Value as of		As of September 30, 2023
(Amounts in thousands)	September 30, 2023	December 31, 2022	Notional Amount	Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$22,249	$26,718	$300,000	1.76%	05/25
Interest rate caps related to:
Rego Park II shopping center mortgage loan	2,764	2,622	202,544	(1)	11/24
731 Lexington Avenue mortgage loan, office condominium	8,681	11	500,000	(2)	06/24
Included in other assets	$33,694	$29,351
(1)SOFR cap strike rate of 4.15%.
(2)In June 2023, we purchased an interest rate cap for $11,258, which capped LIBOR at 6.00% through July 15, 2023 and caps the Prime Rate (8.50% as of September 30, 2023) at 6.00% through loan maturity. See Note 7 - Mortgages Payable for further information.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023		As of December 31, 2022
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$356,391	$356,391	$47,852	$47,852
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,096,544	$1,064,832	$1,096,544	$1,061,221

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $316,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of September 30, 2023.
Other
There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, the outcome of such pending matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

11.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2023	2022	2023	2022
Net income	$10,754	$15,109	$86,127	$44,455

Weighted average shares outstanding – basic and diluted	5,130,678	5,127,086	5,128,875	5,125,768

Net income per common share – basic and diluted	$2.10	$2.95	$16.79	$8.67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2023, the related consolidated statements of income, comprehensive income, and changes in equity, for the three-month and nine-month periods ended September 30, 2023, and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2023

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2023 and 2022. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2022 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a summary of our significant accounting policies is included in “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the nine months ended September 30, 2023, there were no material changes to these policies.

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

Quarter Ended September 30, 2023 Financial Results Summary
Net income for the quarter ended September 30, 2023 was $10,754,000, or $2.10 per diluted share, compared to $15,109,000, or $2.95 per diluted share for the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended September 30, 2023 was $18,623,000, or $3.63 per diluted share, compared to $22,544,000 or $4.40 per diluted share for the prior year’s quarter.
Nine Months Ended September 30, 2023 Financial Results Summary
Net income for the nine months ended September 30, 2023 was $86,127,000, or $16.79 per diluted share, compared to $44,455,000, or $8.67 per diluted share for the prior year’s nine months. Net income for the nine months ended September 30, 2023 included $53,952,000, or $10.52 per diluted share, of income as a result of a net gain from the sale of the Rego Park III land parcel.
FFO (non-GAAP) for the nine months ended September 30, 2023 was $55,464,000, or $10.81 per diluted share, compared to $66,451,000 or $12.96 per diluted share for the prior year’s nine months.
Real Estate Sale
On May 19, 2023, we sold the Rego Park III land parcel in Queens, New York, for $71,060,000 inclusive of consideration for Brownfield tax benefits and reimbursement of costs for plans, specifications and improvements to date. Net proceeds from the sale were $67,821,000 after closing costs and the financial statement gain was $53,952,000.
Financing
On June 9, 2023, we exercised our remaining one-year extension option on the $500,000,000 interest-only mortgage loan on the office condominium of our 731 Lexington Avenue property. The interest rate on the loan remained at LIBOR plus 0.90% through July 15, 2023 and thereafter at the Prime Rate through loan maturity on June 11, 2024. In June 2023, we purchased an interest rate cap for $11,258,000, which capped LIBOR at 6.00% through July 15, 2023 and caps the Prime Rate (8.50% as of September 30, 2023) at 6.00% through loan maturity.
Square Footage, Occupancy and Leasing Activity
Our portfolio is comprised of five properties aggregating 2,455,000 square feet. As of September 30, 2023, the commercial occupancy rate was 87.3% and the residential occupancy rate was 93.6%.

Overview - continued
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $89,863,000 and $81,536,000 for the nine months ended September 30, 2023 and 2022, respectively, representing approximately 55% and 53% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
Tenant Activity
On December 3, 2022, IKEA closed its 112,000 square foot store at our Rego Park I property under a lease that was set to expire in December 2030. The lease included a right to terminate effective no earlier than March 16, 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term. On September 27, 2023, we entered into a lease modification agreement with IKEA which accelerates its lease termination date to April 1, 2024. Under the lease modification agreement, IKEA will pay its remaining rent due through March 16, 2026 and the $10,000,000 termination payment over the modified lease term.

Results of Operations – Three Months Ended September 30, 2023, compared to September 30, 2022
Rental Revenues
Rental revenues were $55,413,000 for the three months ended September 30, 2023, compared to $53,729,000 for the prior year’s three months, an increase of $1,684,000. This was primarily due to (i) $2,215,000 of higher reimbursable operating expenses and capital expenditures, (ii) $966,000 of higher revenue due to leasing activity and (iii) $556,000 of higher real estate tax reimbursements, partially offset by (iv) $2,039,000 of lower lease termination fee income.
Operating Expenses
Operating expenses were $25,593,000 for the three months ended September 30, 2023, compared to $23,731,000 for the prior year’s three months, an increase of $1,862,000. This was primarily due to higher reimbursable operating expenses and higher real estate tax expense.
Depreciation and Amortization
Depreciation and amortization was $7,933,000 for the three months ended September 30, 2023, compared to $7,508,000 for the prior year’s three months, an increase of $425,000. This was primarily due to higher depreciation expense on capital projects at Rego Park I placed into service during the second quarter of 2023.
General and Administrative Expenses
General and administrative expenses were $1,580,000 for the three months ended September 30, 2023, compared to $1,370,000 for the prior year’s three months, an increase of $210,000. This was primarily due to higher professional fees.
Interest and Other Income
Interest and other income was $6,622,000 for the three months ended September 30, 2023, compared to $2,017,000 for the prior year’s three months, an increase of $4,605,000. This was primarily due to an increase in average interest rates.
Interest and Debt Expense
Interest and debt expense was $16,175,000 for the three months ended September 30, 2023, compared to $8,028,000 for the prior year’s three months, an increase of $8,147,000. This was primarily due to $4,826,000 of higher interest expense resulting from increases in rates and $3,227,000 of higher interest rate cap premium amortization.

Results of Operations – Nine Months Ended September 30, 2023, compared to September 30, 2022
Rental Revenues
Rental revenues were $162,027,000 for the nine months ended September 30, 2023, compared to $152,768,000 for the prior year’s nine months, an increase of $9,259,000. This was primarily due to (i) $3,847,000 of higher real estate tax reimbursements due to higher real estate tax expense, (ii) $3,809,000 of higher revenue due to leasing activity and (iii) $2,657,000 of higher reimbursable operating expenses and capital expenditures, partially offset by (iv) $1,467,000 of lower lease termination fee income.
Operating Expenses
Operating expenses were $75,355,000 for the nine months ended September 30, 2023, compared to $66,645,000 for the prior year’s nine months, an increase of $8,710,000. This was primarily due to higher real estate tax expense.
Depreciation and Amortization
Depreciation and amortization was $23,492,000 for the nine months ended September 30, 2023, compared to $22,272,000 for the prior year’s nine months, an increase of $1,220,000. This was primarily due to higher depreciation expense on capital projects at Rego Park I placed into service during the second quarter of 2023.
General and Administrative Expenses
General and administrative expenses were $4,845,000 for the nine months ended September 30, 2023, compared to $4,755,000 for the prior year’s nine months, an increase of $90,000.
Interest and Other Income
Interest and other income was $15,464,000 for the nine months ended September 30, 2023, compared to $3,284,000 for the prior year’s nine months, an increase of $12,180,000. This was primarily due to an increase in average interest rates.
Interest and Debt Expense
Interest and debt expense was $41,624,000 for the nine months ended September 30, 2023, compared to $17,925,000 for the prior year’s nine months, an increase of $23,699,000. This was primarily due to $19,453,000 of higher interest expense resulting from increases in rates and $4,049,000 of higher interest rate cap premium amortization.
Net Gain on Sale of Real Estate
Net gain on sale of real estate was $53,952,000 for the nine months ended September 30, 2023, resulting from the sale of the Rego Park III land parcel in Queens, New York.

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

As of September 30, 2023, we had $529,081,000 of liquidity comprised of cash and cash equivalents and restricted cash. The ongoing challenges posed by the increase in interest rates and inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
For the Nine Months Ended September 30, 2023
Cash and cash equivalents and restricted cash were $529,081,000 as of September 30, 2023, compared to $214,478,000 as of December 31, 2022, an increase of $314,603,000. This increase resulted from (i) $319,537,000 of net cash provided by investing activities and (ii) $64,367,000 of net cash provided by operating activities, partially offset by (iii) $69,301,000 of net cash used in financing activities.
Net cash provided by investing activities of $319,537,000 was comprised of (i) $264,881,000 of proceeds from maturities of U.S. Treasury bills, (ii) $67,821,000 of proceeds from sale of real estate and (iii) $1,889,000 of proceeds from interest rate cap, partially offset by (iv) the purchase of interest rate cap of $11,258,000 and (v) construction in progress and real estate additions of $3,796,000.
Net cash provided by operating activities of $64,367,000 was comprised of (i) net income of $86,127,000, partially offset by (ii) the net change in operating assets and liabilities of $4,322,000 and (iii) adjustments for non-cash items of $17,438,000. The adjustments for non-cash items were comprised of (i) net gain on sale of real estate of $53,952,000, partially offset by (ii) depreciation and amortization (including amortization of debt issuance costs) of $24,771,000, (iii) straight-lining of rents of $5,949,000, (iv) interest rate cap premium amortization of $4,049,000, (v) other non-cash adjustments of $1,295,000 and (vi) stock-based compensation expense of $450,000.
Net cash used in financing activities of $69,301,000 was comprised of dividends paid of $69,232,000 and debt issuance costs of $69,000.
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
Net cash used in investing activities of $206,117,000 was comprised of the purchase of U.S. Treasury bills of $197,407,000 and construction in progress and real estate additions of $8,710,000.
Net cash used in financing activities of $69,200,000 was primarily comprised of dividends paid of $69,192,000.
Net cash provided by operating activities of $76,203,000 was comprised of (i) net income of $44,455,000, (ii) adjustments for non-cash items of $28,568,000 and (iii) the net change in operating assets and liabilities of $3,180,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $23,510,000, (ii) straight-lining of rents of $6,028,000 and (iii) stock-based compensation expense of $450,000, partially offset by (iv) other non-cash adjustments of $1,420,000.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $316,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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

Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of September 30, 2023.
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
FFO (non-GAAP) for the three and nine months ended September 30, 2023 and 2022
FFO (non-GAAP) for the three months ended September 30, 2023 was $18,623,000, or $3.63 per diluted share, compared to $22,544,000, or $4.40 per diluted share for the prior year’s three months.
FFO (non-GAAP) for the nine months ended September 30, 2023 was $55,464,000, or $10.81 per diluted share, compared to $66,451,000 or $12.96 per diluted share for the prior year’s nine months.
The following table reconciles our net income to FFO (non-GAAP):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(Amounts in thousands, except share and per share amounts)	2023	2022	2023	2022
Net income	$10,754	$15,109	$86,127	$44,455
Depreciation and amortization of real property	7,869	7,435	23,289	21,996
Net gain on sale of real estate	—	—	(53,952)	—
FFO (non-GAAP)	$18,623	$22,544	$55,464	$66,451

FFO per diluted share (non-GAAP)	$3.63	$4.40	$10.81	$12.96

Weighted average shares used in computing FFO per diluted share	5,130,678	5,127,086	5,128,875	5,125,768

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2023			2022
(Amounts in thousands, except per share amounts)	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$702,544	5.88%	$7,025	$702,544	5.33%
Fixed Rate	394,000	1.97%	—	394,000	1.97%
	$1,096,544	4.48%	$7,025	$1,096,544	4.12%

Total effect on diluted earnings per share			$1.37
We have an interest rate cap relating to the mortgage loan on the office condominium of our 731 Lexington Avenue property with a notional amount of $500,000,000 that capped LIBOR at 6.00% through July 15, 2023 and caps the Prime Rate (8.50% as of September 30, 2023) at 6.00% through loan maturity.
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
Fair Value of Debt
The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of September 30, 2023 and December 31, 2022, the estimated fair value of our mortgages payable was $1,064,832,000 and $1,061,221,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101	-	The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: October 30, 2023	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)