Form 10-K
period 2023-12-31
ALEXANDERS INC
filed 2024-02-12
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDERS INC
(Exact name of registrant as specified in its charter)

Delaware			51-0100517
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
210 Route 4 East,	Paramus,	New Jersey	07652
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(201)	587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	ALX	New York Stock Exchange

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $390,771,000 at June 30, 2023.

As of January 31, 2024, there were 5,107,290 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024.

 __________________________
 (1)    These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2023, portions of which are incorporated by reference herein.

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
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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
 We have five properties in New York City consisting of:
 Operating properties

•731 Lexington Avenue, a 1,079,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 939,000 and 140,000 of rentable square feet of office and retail space, respectively. Bloomberg L.P. (“Bloomberg”) occupies all of the office space. The Home Depot (83,000 square feet) is the principal retail tenant;
•Rego Park I, a 338,000 square foot shopping center, is located on Queens Boulevard and 63rd Road in Queens. The center is anchored by a 50,000 square foot Burlington and a 36,000 square foot Marshalls.
On December 3, 2022, IKEA closed its 112,000 square foot store at our Rego Park I property under a lease that was set to expire in December 2030. The lease included a right to terminate effective no earlier than March 16, 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term. On September 27, 2023, we entered into a lease modification agreement with IKEA which accelerates its lease termination date to April 1, 2024. Under the lease modification agreement, IKEA will pay its remaining rent due through March 16, 2026 and the $10,000,000 termination payment over the modified lease term;
•Rego Park II, a 616,000 square foot shopping center, is located adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased;
•Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is subleased to New World Mall LLC. The property is ground leased through January 2027 with one 10-year extension option; and
•The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.
Disposition
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
As of December 31, 2023, Vornado owned 32.4% of our outstanding common stock. Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado. As of December 31, 2023, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.

Significant Tenant
Bloomberg accounted for revenue of $120,351,000, $115,129,000 and $113,140,000 in the years ended December 31, 2023, 2022 and 2021, respectively, representing approximately 54%, 56% and 55% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
Environmental Sustainability Initiatives
We have long believed a focus on environmental sustainability is responsible management of our business and important to our tenants, investors, employees and communities that we serve. Since we are externally managed by Vornado, Vornado’s Corporate Governance and Nominating Committee of its Board of Trustees is assigned with oversight of Environmental, Social and Governance (“ESG”) matters at Alexander’s, which includes climate change risk. Environmental sustainability initiatives are carried out by a dedicated team of professionals that work directly with Vornado’s business units. In the discussion below, when we refer to Vornado’s buildings, it includes our buildings.
Vornado is an industry leader in sustainability, owning and operating more than 25 million square feet of LEED (Leadership in Energy and Environmental Design) certified buildings, representing 95% of its in-service office portfolio, with over 24 million square feet at LEED Gold or Platinum. In 2023, Vornado (i) ranked #1 in the US Diversified Office/Retail REIT peer group by GRESB, and received the “Green Star” distinction for the eleventh consecutive year and GRESB's five star rating, (ii) received the Leader in the Light Award by the National Association for Real Estate Investment Trusts (NAREIT) for diversified REITs for the thirteenth time, and (iii) was recognized as an EPA ENERGY STAR Partner of the Year with the distinction of having demonstrated eight years of sustained excellence.
Vornado prioritizes addressing climate change and in 2019 adopted a 10-year plan to make its buildings carbon neutral by 2030 (“Vision 2030”). Vision 2030 is a multi-faceted approach that prioritizes energy reduction, recovery, and renewable power. Vornado relies on technology, as well as meaningful stakeholder collaboration with its tenants, its employees, and its communities, to achieve this plan. Vornado’s commitment to carbon neutrality and associated emissions reduction targets have been approved by the Science Based Targets Initiative as consistent with a 1.5°C climate scenario, the most ambitious goal of the Paris Agreement.
Vornado considers sustainability in all aspects of its business, including the design, construction, retrofitting and ongoing maintenance and operations of its portfolio of buildings. Vornado operates its buildings sustainably and efficiently by seeking to establish best practices in energy and water consumption, carbon reduction, resource and waste management and ecologically sensitive procurement. Vornado’s policies, from 100% green cleaning to procuring 100% renewable electricity certificates to energy efficiency, are implemented across its entire portfolio. Vornado undertakes significant outreach with its tenants, employees and investors regarding Vornado’s sustainability programs and strategies.
Vornado gathers data to measure progress against its goals, aligns its goals with its tenants, plans for its longer-term projects and engages with its stakeholders in meaningful ways. Vornado uses carbon accounting software, energy audits and models and building automation software to measure and track its portfolio-wide waste, water and energy reduction strategies, create roadmaps for each building to understand how to achieve carbon neutrality and provide accurate and actionable data for its measurement, verification and reporting requirements.
Vornado’s 2022 and 2023 long-term performance plan awards specifically tie a portion of senior management’s compensation to the achievement of certain ESG targets, including reductions in greenhouse gas emissions, achieving a specified GRESB score and targeting a specified percentage of LEED Gold or Platinum certified square footage in its office portfolio.
Vornado is committed to transparent reporting of sustainability performance indicators and publishes an annual ESG Report in accordance with the Global Reporting Initiative and aligned with the metrics codified by the Sustainability Accounting Standards Board and in 2023 published a report in accordance with the Task Force on Climate-related Financial Disclosures. Vornado also submits public reports to CDP (formerly, the Carbon Disclosure Project), CSA (the S&P Global Corporate Sustainability Assessment) and EP100 (global initiative led by Climate Group). Further details on Vornado’s environmental sustainability initiatives and strategy, including its Vision 2030 Roadmap, can be found in Vornado’s 2022 ESG Report at (vno.com/sustainability). There can be no assurance that Vornado’s Vision 2030 commitment will be achieved in the planned time frame. The ESG Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.

Competition
We operate in a highly competitive environment located in New York City. We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, tenant concessions offered, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels. Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding these factors.
Human Capital Resources
Since we are externally managed by Vornado, we do not have separate employees that provide management, leasing and development services. We currently have 92 property-level employees who provide cleaning, engineering and security services. Our employees are managed by Vornado in accordance with its employee policies and they have access to Vornado’s benefits, training and other programs.
Executive Office
Our executive office is located at 210 Route 4 East, Paramus, New Jersey, 07652 and our telephone number is (201) 587-8541.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, directors, and 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge on our website (www.alx-inc.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines.  In the event of any changes to these items, revised copies will be made available on our website.  Copies of these documents are also available directly from us free of charge. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information that is filed electronically with the SEC. The contents of our website provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We may be adversely affected by trends in office real estate, including work from home trends.
In 2023, approximately 54% of our rental revenue was from Bloomberg, the office tenant at our 731 Lexington Avenue office property. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing remain prevalent in certain situations, following the COVID-19 pandemic. Changes in tenant space utilization, including from the continuation of work from home and flexible work arrangement policies, may cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on our business.
All of our properties are in New York City and are affected by the economic cycles and risks inherent to this area.
All of our revenues come from properties located in New York City. Real estate markets are affected by economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy and declines in the real estate markets in New York City have affected and could affect our financial performance and the value of our properties. In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:
•financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;
•business layoffs or downsizing;
•any oversupply of, or reduced demand for, real estate;
•industry slowdowns;
•the effects of inflation;
•rising interest rates;
•relocations of businesses;
•changing demographics;
•increased work from home and use of alternative work places;
•changes in the number of domestic and international tourists to our markets (including as a result of changes in the relative strengths of world currencies);
•the fiscal health of New York State and New York City governments and local transit authorities;
•quality of life conditions;
•infrastructure quality;
•increased government regulation and costs of complying with such regulations; and
•changes in rates or the treatment of the deductibility of state and local taxes.
It is impossible for us to predict the future effects of trends in the economic and investment climates of the New York City metropolitan region, and more generally of the United States, on the real estate market in this area. Local, national or global economic downturns could negatively affect the value of our properties, our business and profitability.
We are subject to risks that affect the general and New York City retail environments.
Certain of our properties are New York City retail properties and thus are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, New York City tourism, office and residential occupancy rates, employer remote-working policies, the threat of terrorism or other criminal acts, increasing competition from online retailers and other retail centers, and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on the value of our properties, our business and profitability.

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
The factors that affect the value of our real estate include, among other things:
•global, national, regional and local economic conditions and geopolitical events;
•competition from other available space, including co-working space and subleases;
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
•government regulation, including changes in fiscal policies, taxation, and zoning laws;
•potential liability and compliance costs associated with environmental or other laws or regulations;
•natural disasters;
•general competitive factors;
•climate change; and
•the impact of pandemics or outbreaks of other infectious diseases.
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
We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, tenant concessions offered, attractiveness of location, the quality of the property and the breadth and the quality of services provided.  Substantially all of our properties face competition from similar properties in the same market, which may adversely affect the rents we can charge at those properties and our results of operations.

We may be unable to renew leases, lease vacant space or relet space as leases expire on favorable terms.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, considering among other things, rent and concessions, the cost of improvements to the property and leasing commissions, may be on less economically favorable terms. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property and/or space. If we are unable to promptly renew the leases or relet the space at similar rates, lease vacant space, or if we are otherwise not able to maintain occupancy on favorable terms, our cash flow and ability to service debt obligations and pay dividends and distributions to stockholders could be adversely affected.
 731 Lexington Avenue accounts for a majority of our revenues. Loss of or damage to the building would adversely affect our financial condition and results of operations.
731 Lexington Avenue accounted for revenue of $148,806,000, $138,778,000 and $140,524,000 in the years ended December 31, 2023, 2022 and 2021, respectively, representing approximately 66%, 67% and 68% of our rental revenues in each year, respectively. Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.
Bloomberg represents a majority of our revenues. Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.
Bloomberg accounted for revenue of $120,351,000, $115,129,000 and $113,140,000 in the years ended December 31, 2023, 2022 and 2021, respectively, representing approximately 54%, 56% and 55% of our rental revenues in each year, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.
We depend upon anchor tenants to attract shoppers at our Rego Park I and II retail properties and decisions made by these tenants, or adverse developments in the businesses of these tenants, could materially affect our financial condition and results of operations.
Our Rego Park I and II retail properties are anchored by well-known department stores and other tenants who generate shopping traffic. The value of these properties would be adversely affected if our anchor tenants failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy.  If the level of sales at stores operating in our properties were to decline significantly due to economic conditions, increased competition from online shopping, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord. Additionally, closure of an anchor or major tenant could result in lease terminations by, or reductions of rent from other tenants if the other tenants’ leases have co-tenancy clauses.
Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time-to-time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy, become insolvent or experience a material business downturn adversely affecting their ability to make timely rental payments in the future. If a tenant does not pay its rent, we may face delays enforcing our rights as landlord and may incur substantial legal and other costs. Even if we are able to enforce our rights, a tenant may not have recoverable assets. The bankruptcy or insolvency of a major tenant may delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these amounts altogether. As a result, the bankruptcy or insolvency of, or nonpayment by, a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property, which could in turn result in decreased net income and funds available to pay our indebtedness and make distributions to stockholders.

Our business, financial condition, results of operations and cash flows have been and may continue to be adversely affected by outbreaks of highly infectious or contagious diseases.
Our business has been, and may continue to be, adversely affected by the economic and industry challenges created by highly infectious or contagious diseases, including the COVID-19 pandemic. The impact of the COVID-19 pandemic caused retailers to reduce the number and size of their physical locations and further increase reliance on e-commerce, and future infectious or contagious diseases could have a similar impact. Additionally, our office tenant may adjust its employee work from home arrangements which may lead to a reassessment of its long-term physical space needs. Any future outbreak of a highly infectious or contagious disease could impact how people live, work and travel in ways that have affected and may in the future affect our properties. Over time, these factors could decrease the demand for office and retail space and ultimately decrease occupancy and/or rent levels across our portfolio, which may have a negative impact on our financial condition and/or access to capital.
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
Our loans contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.
Actual or threatened terrorist attacks or other criminal acts may adversely affect the value of our properties and our ability to generate cash flow.
All of our properties are located in New York City, and our most significant property, 731 Lexington Avenue, is located on Lexington Avenue and 59th Street in Manhattan. In response to a terrorist attack, the perceived threat of terrorism or other criminal acts, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity or have lower rates of crime and fewer customers may choose to patronize businesses in this area. This, in turn, could trigger a decrease in the demand for space in this area, which could increase vacancies in our properties and force us to lease space at our properties on less favorable terms. Furthermore, we may experience increased costs for security, equipment and personnel. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

Natural disasters and the effects of climate change could have a concentrated impact on the area where we operate and could adversely affect our results.
Our properties are located in New York City. Physical climate change and natural disasters, including earthquakes, storms, storm surges, tornados, floods and hurricanes, could cause significant damage to our properties and the surrounding environment or area. Potentially adverse consequences of climate change, including rising sea levels and increased temperature fluctuations, could similarly have an impact on our properties and the economies of the metropolitan area in which we operate. Government efforts to combat climate change may impact the cost of operating our properties. Over time, these conditions could result in declining demand for space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.
Our properties are located in an urban area, which means the vitality of our properties is reliant on sound transportation and utility infrastructure. If that infrastructure is compromised in any way by an extreme weather event, such a compromise could have an adverse effect on our local economies and populations, as well as on our tenants’ ability to do business in our buildings.
Our properties are subject to transitional risks related to climate-related policy change.
De-carbonization of grid-supplied energy could lead to increased energy costs and operating expenses for our buildings. Retrofitting our building systems to consume less energy could lead to increased capital costs. Buildings which consume fossil fuels onsite may be subject to penalties in the future. In addition, the full transition of grid-supplied energy to renewable sources (as has been mandated by the Climate Leadership and Community Protection Act in New York State) could lead to increased energy costs and operating expenses for our buildings. Although these laws and regulations have not had any material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition.
We may become subject to costs, taxes or penalties, or increases therein, associated with natural resource or energy usage, such as a “carbon tax” and by local legislation such as New York City’s Local Law 97, which sets limits on carbon emissions in our buildings and imposes penalties if we exceed those limits, and New York City’s Intro 2317, or the “gas ban” bill, which limits any onsite fossil fuel combustion in new construction and major renovations. These costs, taxes or penalties could increase our operating costs and decrease the cash available to pay our indebtedness and make distributions to our stockholders.
Changes to tax laws could affect REITs generally, the trading of our shares and our results of operations, both positively and negatively, in ways that are difficult to anticipate.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect the taxation of REITs and their shareholders. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, or technical corrections made, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect the trading price for our common shares, our financial condition, our results of operations and the amount of cash available to pay our indebtedness and make distributions to our stockholders.

Significant inflation and continuing increases in the inflation rate could adversely affect our business and financial results.
Recent substantial increases in the rate of inflation and potential future elevated rates of inflation, both real and anticipated, may impact our business and results of operations. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials could increase, which could have an adverse effect on our business or financial results. Increased inflation could also adversely affect us by increasing costs of construction and renovation. While increases in most operating expenses at our properties can be passed on to our office and retail tenants, some tenants have fixed reimbursement charges, and expenses at our residential property may not be able to be passed on to residential tenants. Unreimbursed increased operating expenses may reduce cash flow available to pay our indebtedness and make distributions to our stockholders.
We may acquire, develop, or redevelop properties and this may create risks.
Although our current business strategy is not to engage in acquisitions, we may acquire, develop or redevelop properties when we believe that an acquisition, development or redevelopment project is otherwise consistent with our business strategy.  We may not succeed in (i) acquiring, developing, or redeveloping properties; (ii) completing these activities on time or within budget; and (iii) leasing or selling acquired, developed, or redeveloped properties at amounts sufficient to cover our costs.  Competition in these activities could also significantly increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions, developments or redevelopments in new markets or types of properties where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition, development or redevelopment opportunities that we have begun pursuing and consequently fail to recover expenses already incurred. Furthermore, we may be exposed to the liabilities of properties acquired, some of which we may not be aware of at the time of acquisition.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We continue to engage in development, redevelopment and repositioning activities with respect to our properties. We are subject to certain risks in connection with development and redevelopment activities, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) cost overruns, especially in an inflationary environment, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (iv) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (v) start up, repositioning and redevelopment costs may be higher than anticipated; (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management’s time to projects which we do not complete; (viii) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or redevelopment costs; (ix) the possibility that properties will be leased at below expected rental rates. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities or reduce the ultimate rents achieved on new developments. These outcomes could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common shares and ability to pay our indebtedness and make distributions to our stockholders.
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

RISKS RELATED TO OUR INDEBTEDNESS AND ACCESS TO CAPITAL
Significantly tighter capital markets and economic conditions can materially affect our liquidity, financial condition and results of operations as well as the value of an investment in our common stock.
There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and the economy. Demand for office and retail space typically declines nationwide due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Recently, domestic and international financial markets have experienced unusual volatility, significant interest rate increases and continuing uncertainty. Liquidity has significantly tightened in overall financial markets. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to obtain financing on reasonable terms. Additionally, the recent inflation environment has led to an increase in interest rates, which has had a direct and material increase on the interest expense of our borrowings. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our common stock.
We have outstanding debt, and the amount of debt and its cost may continue to increase and refinancing may not be available on acceptable terms, which could affect our future operations.
As of December 31, 2023, total mortgages payable, excluding deferred debt issuance costs, was $1,096,544,000, and our rate of total debt to total enterprise value was 66%. “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet our required debt service. Our debt service costs generally will not be reduced if conditions in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected.
If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of the asset.
If we are unable to obtain additional debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, the current rising interest rate environment has led to an increase in interest rates on our variable rate debt and an increase in the cost of refinancing our existing debt, entering into new debt and for interest rate hedge instruments, reducing our operating cash flows. While certain of our debt is fixed by an interest rate swap arrangement, the arrangement expires earlier than the mortgage loan maturity, resulting in future exposure to rising interest rates, which could further reduce our available cash. If the cost or amount of our indebtedness continues to increase or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of default on our obligations that could adversely affect our financial condition and results of operations.
Our existing financing documents contain covenants and restrictions that may restrict our operational and financial flexibility.
As of December 31, 2023, we had outstanding mortgage indebtedness of $1,096,544,000, secured by three of our properties. These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and in certain cases provide for yield maintenance or defeasance premiums to prepay them. These mortgages may significantly restrict our operational and financial flexibility. In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.
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

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
Substantially all of our assets are owned by subsidiaries. We depend on dividends and distributions from these subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or make distributions to us.
Substantially all of our properties and assets are held through our subsidiaries. We depend on cash distributions and dividends from our subsidiaries for substantially all of our cash flow. The creditors of each of our subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may pay dividends or make distributions to us. Thus, our ability to pay dividends, if any, to our security holders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.
In addition, our participation in any distribution of the assets of any of our subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, is only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the applicable subsidiary, are satisfied.
Alexander’s charter documents and applicable laws may hinder any attempt to acquire us.
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
As of December 31, 2023, Interstate and its partners owned approximately 7.0% of the common shares of beneficial interest of Vornado and approximately 26.0% of our outstanding common stock. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate. Mr. Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate. Mr. Wight and Mr. Mandelbaum are both trustees of Vornado and members of our Board of Directors. In addition, Vornado manages and leases the real estate assets of Interstate.
 As of December 31, 2023, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.0% owned by Interstate and its partners. In addition to the relationships described in the immediately preceding paragraph, Ms. Mandakini Puri is a trustee of Vornado and a member of our Board of Directors.
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
For a description of Interstate’s ownership of Vornado and Alexander’s see “Steven Roth, Vornado and Interstate may exercise substantial influence over us. They and some of our other directors and officers have interests or positions in other entities that may compete with us.” above. For a description of our related party transactions with Vornado, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions.”

RISKS RELATED TO TECHNOLOGY, CYBERSECURITY AND DATA PROTECTION
The occurrence of cyber incidents, or a deficiency in our cybersecurity, as well as other disruptions to our IT networks and related systems, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships or reputation, all of which could adversely affect our financial results.
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, ransomware, computer viruses, phishing, attachments to e-mails, persons who access our systems from inside or outside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through a cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, including through the use of artificial intelligence. Although we have not experienced cyber incidents that are individually, or in the aggregate, material, we have experienced cyber attacks in the past, which have thus far been mitigated by preventative, detective, and responsive measures that we have put in place. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
For additional information on our cybersecurity risk management process, see “Item 1C. Cybersecurity” in this Annual Report on Form 10-K.

RISKS RELATED TO OUR COMMON STOCK

The trading price of our common stock has been volatile and may continue to fluctuate.
The trading price of our common stock has been volatile and may continue to fluctuate widely as a result of several factors, many of which are outside of our control. These factors include:
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
•the impact of inflation;
•local, domestic and international economic factors unrelated to our performance (including the macro-economic impact of geopolitical conflict);
•fiscal policies or inaction at the U.S. federal government level that may lead to federal government shutdowns or negative impacts on the U.S. economy;
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
The interest of our current stockholders could be diluted if we issue additional equity securities. As of December 31, 2023, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 23,388 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors. In addition, 482,399 shares are available for future grant under the terms of our 2016 Omnibus Stock Plan. These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan. We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.
Loss of our key personnel could harm our operations and adversely affect the value of our common stock.
We are dependent on the efforts of Steven Roth, the Chairman of our Board of Directors and our Chief Executive Officer. Although we believe that we could find a replacement, the loss of his services could harm our operations and adversely affect the value of our common stock.

RISKS RELATED TO REGULATORY COMPLIANCE
We might fail to qualify or remain qualified as a REIT, and may be required to pay federal income taxes at corporate rates, which could adversely affect the value of our common stock.
Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might fail to remain qualified. Qualification are governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and depends on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to stockholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If we had to pay federal income tax, the amount of money available to distribute to stockholders and pay our indebtedness would be reduced for the year or years involved, and we would not be required to make distributions to stockholders in that taxable year and in future years until we were able to qualify as a REIT and did so. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions. Our failure to qualify as a REIT could adversely affect our business and the value of our common stock.
We may face possible adverse federal tax audits and changes in federal tax laws, which may result in an increase in our tax liability.
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
Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate have undergone, tax audits. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
From time-to-time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes in laws, regulations and administration of property and transfer taxes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available to pay our indebtedness and make distributions to our stockholders.

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

ITEM 1C.  CYBERSECURITY
Risk Management and Strategy
Our comprehensive risk management strategy for the assessment, identification and management of material risks stemming from cybersecurity threats is aligned with Vornado’s strategy as the Company’s manager, which involves a systematic evaluation of potential threats, vulnerabilities, and their potential impacts on our organization’s operations, data, and systems.
Our manager’s cybersecurity risk management program, which is subject to our oversight, is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program, including legal, compliance, strategic, operational, and financial risk areas.
The cybersecurity risk management program includes:
•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and broader enterprise IT environment;
•A team principally responsible for managing (i) cybersecurity risk assessment processes, (ii) security controls and (iii) response to cybersecurity incidents;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of security controls;
•Cybersecurity awareness training for users and senior management, including through the use of third-party providers for regular mandatory trainings;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•A risk management process for third-party service providers, suppliers and vendors, which includes a rigorous vetting process and ongoing monitoring mechanisms designed to ensure their compliance with cybersecurity standards.
As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees the implementation of the cybersecurity risk management program.
The Committee receives periodic reports from management on potential cybersecurity risks and threats and receives presentations on cybersecurity topics from Vornado’s Chief Information Officer. The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the cybersecurity risk management program as needed.
Management, along with Vornado’s Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats. Management and Vornado’s Chief Information Officer have primary responsibility for our overall cybersecurity risk management program and supervise both the internal cybersecurity personnel and external cybersecurity consultants. Vornado’s Chief Information Officer has many years of experience leading cybersecurity oversight and overall has broad, extensive experience with information technology, including security, auditing, compliance, systems and programming.
The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors.

ITEM 2.     PROPERTIES
The following table shows the location, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2023.

			Square Feet				Weighted
					Under		Average
					Development or		Escalated
		Land	Total	In	Not Available	Occupancy	Annual			Expiration
	Property	Acreage	Property	Service	for Lease	Rate	Rent PSF (1)		Tenants	Date (2)
	Operating Properties:
	731 Lexington Avenue
	New York, NY
	Office		939,000	939,000	—	100.0%	$135.44		Bloomberg L.P.	2029

	Retail		83,000	83,000	—				The Home Depot	2025
			45,000	45,000	—				Various	Various
			12,000	12,000	—				Vacant	N/A
			140,000	140,000	—	90.3%	252.89
		1.9	1,079,000	1,079,000	—	98.9%	147.65

	Rego Park I
	Queens, NY
			112,000	112,000	—				IKEA (3)	2024
			50,000	50,000	—				Burlington	2027
			36,000	36,000	—				Marshalls	2032
			16,000	16,000	—				Old Navy	2024
			124,000	—	124,000				Vacant	N/A
		4.8	338,000	214,000	124,000	100.0%	53.08

	Rego Park II
	Queens, NY
			145,000	145,000	—				Costco	2034
			133,000	133,000	—				Kohl’s (4)	2031
			194,000	194,000	—				Various	Various
			144,000	144,000	—				Vacant	N/A
		6.6	616,000	616,000	—	76.9%	70.28

	Flushing
	Queens, NY (5)	1.0	167,000	167,000	—	100.0%	32.82		New World Mall LLC	2037
			2,200,000	2,076,000	124,000	92.6%	107.78

	The Alexander apartment tower, 312 units
	Queens, NY	—	255,000	255,000	—	95.2%	49.35	(6)	Residential	(7)
			2,455,000	2,331,000	124,000

(1)	Represents the weighted average escalated annual rent per square foot, which includes tenant reimbursements and excludes the impact of tenant concessions (such as free rent), as of December 31, 2023. For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.
(2)	Represents the year in which the tenant’s lease expires, without consideration of any renewal or extension options. Lease expiration dates are based on non-cancelable lease terms and do not extend beyond any early termination rights that the tenant may have under its lease.
(3)	On December 3, 2022, IKEA closed its 112,000 square foot store at our Rego Park I property under a lease that was set to expire in December 2030. The lease included a right to terminate effective no earlier than March 16, 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term. On September 27, 2023, we entered into a lease modification agreement with IKEA which accelerates its lease termination date to April 1, 2024. Under the lease modification agreement, IKEA will pay its remaining rent due through March 16, 2026 and the $10,000,000 termination payment over the modified lease term.
(4)	Subleased through remaining original lease term.
(5)	Ground leased through January 2027 with one 10-year extension option.
(6)	Average monthly rent per unit is $3,394.
(7)	Residential tenants generally have one or two year leases.

Operating Properties
 731 Lexington Avenue
731 Lexington Avenue, a 1,079,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan, New York, and is situated in the heart of one of Manhattan’s busiest business and shopping districts, with convenient access to several subway and bus lines. The building contains 939,000 and 140,000 of rentable square feet of office and retail space, respectively. Bloomberg occupies all of the office space. The Home Depot (83,000 square feet) is the principal retail tenant.
The office portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $500,000,000 which matures in June 2024. The interest-only loan was at LIBOR plus 0.90% through July 15, 2023 and currently bears interest at the Prime Rate (8.50% as of December 31, 2023) through loan maturity. In June 2023, we purchased an interest rate cap for $11,258,000, which capped LIBOR at 6.00% through July 15, 2023 and caps the Prime Rate at 6.00% through loan maturity.
The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $300,000,000 which matures in August 2025. The interest-only loan is at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
Rego Park I
Rego Park I, a 338,000 square foot shopping center, is located on Queens Boulevard and 63rd Road in Queens, New York. The center is anchored by a 50,000 square foot Burlington and a 36,000 square foot Marshalls. The center contains a parking deck (1,241 spaces) that provides for paid parking.
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
On April 23, 2023, Bed Bath & Beyond ($1,533,000 of annual revenue) filed for Chapter 11 bankruptcy and its 46,000 square foot lease at the property was rejected in the bankruptcy proceedings on July 31, 2023.
Rego Park II
Rego Park II, a 616,000 square foot shopping center, is located adjacent to the Rego Park I shopping center in Queens, New York. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased. The center contains a parking deck (1,326 spaces) that provides for paid parking.
This center is encumbered by a mortgage loan in the amount of $202,544,000 which matures in December 2025. The interest-only loan is at SOFR plus 1.45% (6.80% as of December 31, 2023). In connection therewith, we purchased an interest rate cap with a notional amount of $202,544,000 that caps SOFR at a rate of 4.15% through November 2024.
Flushing
Our Flushing property is located on Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens, New York. Roosevelt Avenue and Main Street are active shopping districts and there are many national retailers located in the area. A subway entrance is located directly in front of the property with bus service across the street. The property comprises a four-floor building containing 167,000 square feet and a parking garage, which is subleased to New World Mall LLC through January 2037. The property is ground leased through January 2027 with one 10-year extension option.
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

As of January 31, 2024, there were 181 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

None.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 400 MidCap Index (the “S&P 400 MidCap Index”), Standard & Poor’s 500 Index (the “S&P 500 Index”), and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2018 in our common stock, the S&P 400 MidCap Index, the S&P 500 Index, and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	2018	2019	2020	2021		2022	2023
Alexander’s, Inc.	$100	$114	$102	$102	`	$93	$99
S&P 400 MidCap Index	100	126	143	179		156	181
S&P 500 Index	100	131	156	200		164	207
The NAREIT All Equity Index	100	129	122	172		129	144

ITEM 6. RESERVED

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion should be read in conjunction with the consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2023 and 2022, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2021, including year-to-year comparisons between 2022 and 2021, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws, and our ability to lease, sublease or sell our properties, at profitable levels. Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding these factors.
Our business has been, and may continue to be, affected by the increase in inflation and interest rates, and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows.

Overview - continued
Year Ended December 31, 2023 Financial Results Summary
Net income for the year ended December 31, 2023 was $102,413,000 or $19.97 per diluted share, compared to $57,632,000 or $11.24 per diluted share for the year ended December 31, 2022. Net income for the year ended December 31, 2023 included $53,952,000, or $10.52 per diluted share, of income as a result of a net gain on the sale of real estate.
Funds from operations (“FFO”) (non-GAAP) for the year ended December 31, 2023 was $81,067,000, or $15.80 per diluted share, compared to $87,090,000, or $16.99 per diluted share for the year ended December 31, 2022.
Square Footage, Occupancy and Leasing Activity
As of December 31, 2023, our portfolio was comprised of five properties aggregating 2,455,000 square feet. The commercial occupancy rate was 92.6% and the residential occupancy rate was 95.2%.
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
On April 23, 2023, Bed Bath & Beyond ($1,533,000 of annual revenue) filed for Chapter 11 bankruptcy and its 46,000 square foot lease at our Rego Park I property was rejected in the bankruptcy proceedings on July 31, 2023.
Significant Tenant
Bloomberg accounted for revenue of $120,351,000, $115,129,000, and $113,140,000 in the years ended December 31, 2023, 2022 and 2021, respectively, representing approximately 54%, 56% and 55% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues.  If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg.  In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
Disposition
On May 19, 2023, we sold the Rego Park III land parcel in Queens, New York, for $71,060,000 inclusive of consideration for Brownfield tax benefits and reimbursement of costs for plans, specifications and improvements to date. Net proceeds from the sale were $67,821,000 after closing costs and the financial statement gain was $53,952,000.
Financing
On June 9, 2023, we exercised our remaining one-year extension option on the $500,000,000 interest-only mortgage loan on the office condominium of our 731 Lexington Avenue property. The interest rate on the loan remained at LIBOR plus 0.90% through July 15, 2023 and currently bears interest at the Prime Rate (8.50% as of December 31, 2023) through loan maturity on June 11, 2024. In June 2023, we purchased an interest rate cap for $11,258,000, which capped LIBOR at 6.00% through July 15, 2023 and caps the Prime Rate at 6.00% through loan maturity.

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
Impairment Analyses for Real Estate
Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment analyses are based on current plans, intended holding periods, ability to hold, and available information at the time the analyses are prepared. Assessing impairment can be complex and involves a high degree of subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. These estimates can have a significant impact on the undiscounted cash flows or estimated fair value of an asset and could thereby affect the value of our real estate on our consolidated balance sheets as well as any potential impairment losses recognized on our consolidated statements of income.
Recent Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Results of Operations – Year Ended December 31, 2023 compared to December 31, 2022
Rental Revenues
Rental revenues were $224,962,000 in the year ended December 31, 2023, compared to $205,814,000 in the prior year, an increase of $19,148,000. This was primarily due to (i) $8,065,000 of higher straight-line rental revenue from IKEA’s lease modification, (ii) $4,184,000 of higher reimbursable operating expenses and capital expenditures, (iii) $3,750,000 of higher real estate tax reimbursements due to higher real estate tax expense, and (iv) $3,359,000 of higher revenue due to leasing activity, partially offset by (v) $1,467,000 of lower lease termination fee income.
Operating Expenses
Operating expenses were $101,210,000 in the year ended December 31, 2023, compared to $90,446,000 in the prior year, an increase of $10,764,000. This was primarily due to higher real estate tax expense and operating expenses, including the impact of lower capitalized expenses during the current year.
Depreciation and Amortization
Depreciation and amortization was $32,898,000 in the year ended December 31, 2023, compared to $29,797,000 in the prior year, an increase of $3,101,000. This was primarily due to higher depreciation expense on capital projects placed into service during the current year.
General and Administrative Expenses
General and administrative expenses were $6,341,000 in the year ended December 31, 2023, compared to $6,106,000 in the prior year, an increase of $235,000. This was primarily due to higher professional fees.
Interest and Other Income
Interest and other income was $22,245,000 in the year ended December 31, 2023, compared to $6,769,000 in the prior year, an increase of $15,476,000. This was primarily due to an increase in average interest rates.
Interest and Debt Expense
Interest and debt expense was $58,297,000 in the year ended December 31, 2023, compared to $28,602,000 in the prior year, an increase of $29,695,000. This was primarily due to $21,614,000 of higher interest expense resulting from increases in rates and $7,770,000 of higher interest rate cap premium amortization.
Net Gains on Sale of Real Estate
Net gains on the sale of real estate were $53,952,000 in the year ended December 31, 2023, resulting from the sale of the Rego Park III land parcel in Queens, New York in May 2023.

Related Party Transactions
Vornado
As of December 31, 2023, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 5 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.
Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2023, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.
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
As of December 31, 2023, we had $552,977,000 of liquidity comprised of cash and cash equivalents and restricted cash. Recent increases in interest rates and inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
Cash Flows for the Year Ended December 31, 2023
Cash and cash equivalents and restricted cash were $552,977,000 at December 31, 2023, compared to $214,478,000 at December 31, 2022, an increase of $338,499,000. This resulted from (i) $321,812,000 of net cash provided by investing activities and (ii) $109,111,000 of net cash provided by operating activities, partially offset by (iii) $92,424,000 of net cash used in financing activities.
Net cash provided by investing activities of $321,812,000 was comprised of (i) proceeds from maturities of U.S. Treasury bills of $264,881,000, (ii) proceeds from sale of real estate of $67,821,000 and (iii) proceeds from interest rate cap of $5,049,000, partially offset by (iv) the purchase of interest rate cap of $11,258,000 and (v) construction in progress and real estate additions of $4,681,000.
Net cash provided by operating activities of $109,111,000 was comprised of (i) net income of $102,413,000 and (ii) the net change in operating assets and liabilities of $16,753,000, partially offset by (iii) adjustments for non-cash items of $10,055,000. The adjustments for non-cash items were comprised of (i) net gain on sale of real estate of $53,952,000 and (ii) other non-cash adjustments of $1,559,000, partially offset by (iii) depreciation and amortization (including amortization of debt issuance costs) of $34,605,000, (iv) interest rate cap premium amortization of $7,770,000, (v) straight-lining of rents of $2,631,000 and (vi) stock-based compensation expense of $450,000.
Net cash used in financing activities of $92,424,000 was comprised of dividends paid of $92,320,000 and debt issuance costs of $104,000.

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
Net cash provided by operating activities of $102,549,000 was comprised of (i) net income of $57,632,000, (ii) adjustments for non-cash items of $36,936,000 and (iii) the net change in operating assets and liabilities of $7,981,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $31,454,000, (ii) straight-lining of rental income of $7,960,000 and (iii) stock-based compensation expense of $450,000, partially offset by (iv) other non-cash adjustments of $2,928,000.
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
Dividends
On February 7, 2024, our Board of Directors declared a regular quarterly dividend of $4.50 per share (an indicated annual rate of $18.00 per share).  The dividend, if declared by the Board of Directors at the same rate for all of 2024, would require us to pay out approximately $92,350,000 in 2024.
Debt
Below is a summary of our outstanding debt and maturities as of December 31, 2023.  We may refinance our maturing debt as it comes due or choose to repay it.

	Balance	Interest Rate	Maturity
(Amounts in thousands)
731 Lexington Avenue, office condominium(1)	$500,000	6.00%	Jun. 11, 2024
731 Lexington Avenue, retail condominium(2)(3)	300,000	1.76%	Aug. 05, 2025
Rego Park II shopping center(2)(4)	202,544	5.60%	Dec. 12, 2025
The Alexander apartment tower	94,000	2.63%	Nov. 01, 2027
Total	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $17,639	(3,993)
Total, net	$1,092,551

(1) Interest at the Prime Rate (capped at 6.00% through loan maturity).
(2) Interest rate listed represents the rate in effect as of December 31, 2023 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(3) Interest at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
(4) Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through November 2024).

Below is a summary of our principal and interest repayments scheduled as of December 31, 2023.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years

Long-term debt obligations	$1,157,131	$533,204	$527,839	$96,088	$—
Total principal and interest repayments (1)	$1,157,131	$533,204	$527,839	$96,088	$—

(1) Interest on variable rate debt is computed using rates in effect as of December 31, 2023 adjusted for hedging instruments as applicable.

Liquidity and Capital Resources - continued
Capital Expenditures
Capital expenditures consist of expenditures to maintain and improve assets, tenant improvement allowances and leasing commissions. During 2024, we expect to incur approximately $29,000,000 of capital expenditures at our properties. We plan to fund these capital expenditures from operating cash flow, existing liquidity, and/or borrowings.
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
Our loans contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of December 31, 2023.
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
FFO (non-GAAP) for the years ended December 31, 2023 and 2022
FFO (non-GAAP) for the year ended December 31, 2023 was $81,067,000, or $15.80 per diluted share, compared to $87,090,000, or $16.99 per diluted share for the year ended December 31, 2022.
The following table reconciles our net income to FFO (non-GAAP):

	For the Year Ended
(Amounts in thousands, except share and per share amounts)	December 31,
	2023	2022
Net income	$102,413	$57,632
Depreciation and amortization of real property	32,606	29,458
Net gain on sale of real estate	(53,952)	—
FFO (non-GAAP)	$81,067	$87,090

FFO per diluted share (non-GAAP)	$15.80	$16.99

Weighted average shares used in computing FFO per diluted share	5,129,330	5,126,100

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
We have an interest rate cap relating to the mortgage loan on the office condominium of our 731 Lexington Avenue property with a notional amount of $500,000,000 that capped LIBOR at 6.00% through July 15, 2023 and caps the Prime Rate (8.50% as of December 31, 2023) at 6.00% through loan maturity.
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
 Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of December 31, 2023 and 2022, the estimated fair value of our consolidated debt was $1,071,887,000 and $1,061,221,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	36

Consolidated Balance Sheets as of December 31, 2023 and 2022	38

Consolidated Statements of Income for the
Years Ended December 31, 2023, 2022 and 2021	39

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2023, 2022 and 2021	40

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2023, 2022 and 2021	41

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2023, 2022 and 2021	42

Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
•Inquired with management regarding their determination of the capitalization rates, and evaluated the consistency of the capitalization rates used with evidence obtained in other areas of the audit.
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
February 12, 2024

We have served as the Company’s auditor since 1969.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2023	2022
Real estate, at cost:
Land	$32,271	$33,050
Buildings and leasehold improvements	1,034,068	1,029,504
Development and construction in progress	281	22,044
Total	1,066,620	1,084,598
Accumulated depreciation and amortization	(415,903)	(396,268)
Real estate, net	650,717	688,330
Cash and cash equivalents	531,855	194,933
Restricted cash	21,122	19,545
Investments in U.S. Treasury bills	—	266,963
Tenant and other receivables	6,076	4,705
Receivable arising from the straight-lining of rents	124,866	127,497
Deferred leasing costs, net, including unamortized leasing fees to Vornado of
$19,540 and $22,174, respectively	24,888	28,490
Other assets	44,156	67,313
	$1,403,680	$1,397,776

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,092,551	$1,091,051
Amounts due to Vornado	715	801
Accounts payable and accrued expenses	51,750	48,785
Other liabilities	21,007	20,640
Total liabilities	1,166,023	1,161,277

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	34,315	33,865
Retained earnings	182,336	172,243
Accumulated other comprehensive income	16,201	25,586
	238,025	236,867
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	237,657	236,499
	$1,403,680	$1,397,776

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Rental revenues	$224,962	$205,814	$206,148
EXPENSES
Operating, including fees to Vornado of $6,480, $6,037 and $5,952, respectively	(101,210)	(90,446)	(91,089)
Depreciation and amortization	(32,898)	(29,797)	(32,938)
General and administrative, including management fees to Vornado of $2,440, $2,440 and $2,380, respectively	(6,341)	(6,106)	(5,924)

Total expenses	(140,449)	(126,349)	(129,951)

Interest and other income	22,245	6,769	639
Interest and debt expense	(58,297)	(28,602)	(19,686)
Change in fair value of marketable securities	—	—	3,482
Net gains on sale of real estate	53,952	—	69,950
Income from continuing operations	102,413	57,632	130,582
Income from discontinued operations (see Note 8)	—	—	2,348
Net income	$102,413	$57,632	$132,930

Income per common share - basic and diluted:
Income from continuing operations	$19.97	$11.24	$25.48
Income from discontinued operations (see Note 8)	—	—	0.46
Net income per common share	$19.97	$11.24	$25.94

Weighted average shares outstanding - basic and diluted	5,129,330	5,126,100	5,123,613

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$102,413	$57,632	$132,930
Other comprehensive (loss) income:
Change in fair value of interest rate derivatives and other	(9,385)	18,092	8,201
Comprehensive income	$93,028	$75,724	$141,131

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Capital	Retained Earnings		Treasury Stock	Total Equity
	Shares	Amount
Balance, December 31, 2020	5,173	$5,173	$32,965	$166,165	$(707)	$(368)	$203,228
Net income	—	—	—	132,930	—	—	132,930
Dividends paid ($18.00 per common share)	—	—	—	(92,220)	—	—	(92,220)
Change in fair value of interest rate derivatives	—	—	—	—	8,201	—	8,201
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, December 31, 2021	5,173	5,173	33,415	206,875	7,494	(368)	252,589
Net income	—	—	—	57,632	—	—	57,632
Dividends paid ($18.00 per common share)	—	—	—	(92,264)	—	—	(92,264)
Change in fair value of interest rate derivatives and other	—	—	—	—	18,092	—	18,092
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, December 31, 2022	5,173	5,173	33,865	172,243	25,586	(368)	236,499
Net income	—	—	—	102,413	—	—	102,413
Dividends paid ($18.00 per common share)	—	—	—	(92,320)	—	—	(92,320)
Change in fair value of interest rate derivatives and other	—	—	—	—	(9,385)	—	(9,385)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, December 31, 2023	5,173	$5,173	$34,315	$182,336	$16,201	$(368)	$237,657

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,413	$57,632	$132,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	34,605	31,454	34,592
Net gains on sale of real estate (2021 includes $2,348 from discontinued operations)	(53,952)	—	(72,298)
Straight-lining of rents	2,631	7,960	9,817
Stock-based compensation expense	450	450	450
Change in fair value of marketable securities	—	—	(3,482)
Interest rate cap premium amortization	7,770	—	—
Other non-cash adjustments	(1,559)	(2,928)	—
Change in operating assets and liabilities:
Tenant and other receivables	(572)	1,680	1,731
Other assets	14,141	2,782	3,099
Amounts due to Vornado	(60)	40	(211)
Accounts payable and accrued expenses	3,263	3,141	12,501
Other liabilities	(19)	338	(664)
Net cash provided by operating activities	109,111	102,549	118,465

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(4,681)	(14,386)	(19,520)
Purchase of U.S. Treasury bills	—	(364,238)	—
Proceeds from maturities of U.S. Treasury bills	264,881	99,358	—
Proceeds from sales of real estate	67,821	—	81,871
Purchase of interest rate cap	(11,258)	—	—
Proceeds from interest rate cap	5,049	—	—
Return of short-term investment	—	—	3,600
Proceeds from sale of marketable securities	—	—	9,506
Net cash provided by (used in) investing activities	321,812	(279,266)	75,457

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(92,320)	(92,264)	(92,220)
Debt issuance costs	(104)	(46)	(74)
Debt repayments	—	—	(68,000)
Net cash used in financing activities	(92,424)	(92,310)	(160,294)

Net increase (decrease) in cash and cash equivalents and restricted cash	338,499	(269,027)	33,628
Cash and cash equivalents and restricted cash at beginning of year	214,478	483,505	449,877
Cash and cash equivalents and restricted cash at end of year	$552,977	$214,478	$483,505

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$194,933	$463,539	$428,710
Restricted cash at beginning of year	19,545	19,966	21,167
Cash and cash equivalents and restricted cash at beginning of year	$214,478	$483,505	$449,877

Cash and cash equivalents at end of year	$531,855	$194,933	$463,539
Restricted cash at end of year	21,122	19,545	19,966
Cash and cash equivalents and restricted cash at end of year	$552,977	$214,478	$483,505

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (net of amounts capitalized)	$53,975	$25,934	$18,568

NON-CASH TRANSACTIONS
Write-off of fully depreciated assets	$8,097	$23	$5,628
Liability for real estate additions, including $141 for development fees due to Vornado in 2021	1,969	2,254	1,445
Additional estimated lease liability arising from the recognition of right-of-use asset	—	16,099	—

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

We have five properties in New York City consisting of:

Operating properties

•731 Lexington Avenue, a 1,079,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 939,000 and 140,000 of rentable square feet of office and retail space, respectively. Bloomberg L.P. (“Bloomberg”) occupies all of the office space. The Home Depot (83,000 square feet) is the principal retail tenant;

•Rego Park I, a 338,000 square foot shopping center, is located on Queens Boulevard and 63rd Road in Queens. The center is anchored by a 50,000 square foot Burlington and a 36,000 square foot Marshalls.

On December 3, 2022, IKEA closed its 112,000 square foot store at our Rego Park I property under a lease that was set to expire in December 2030. The lease included a right to terminate effective no earlier than March 16, 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term. On September 27, 2023, we entered into a lease modification agreement with IKEA which accelerates its lease termination date to April 1, 2024. Under the lease modification agreement, IKEA will pay its remaining rent due through March 16, 2026 and the $10,000,000 termination payment over the modified lease term;

•Rego Park II, a 616,000 square foot shopping center, is located adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased;

•Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is subleased to New World Mall LLC. The property is ground leased through January 2027 with one 10-year extension option; and

•The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
 Recently Issued Accounting Literature - In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform, and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “ASC 848”). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which was issued to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. As of December 31, 2023, we have transitioned all of our LIBOR-indexed debt and derivatives and, for our derivatives in hedge accounting relationships, utilized the elective relief in ASC 848, allowing for the continuation of hedge accounting through the transition process.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.
Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2023 and 2022, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $650,717,000 and $688,330,000, respectively.  Maintenance and repairs are generally expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.
  Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, including an estimated terminal value calculated using an appropriate capitalization rate.  Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  For our development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value.  If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements.  Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
Revenue Recognition – Rental revenues include revenues from the leasing of space at our properties to tenants, tenant services and parking garage revenues.We have the following revenue recognition policies:
•Revenues from the leasing of space at our properties to tenants include (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of common area maintenance expenses, and (ii) reimbursement of real estate taxes and insurance expenses. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC Topic 842, Leases (“ASC 842”).
◦Revenues from fixed lease payments for operating leases are recognized on a straight-line basis over the non-cancelable term of the lease, together with renewal options that are reasonably certain of being exercised. We commence revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use.
◦Revenues derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred.
•Revenues derived from sub-metered electric, elevator, trash removal and other services provided to our tenants at their request are recognized as the services are transferred in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").
•Revenues derived from the operations of our parking facilities, which charge hourly or monthly fees to provide parking services to customers, are recognized as the services are transferred in accordance with ASC 606.
We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status and publicly available information about the financial condition of the tenant, and other factors. Tenant receivables, including receivables arising from the straight-lining of rents, are written off when management deems that the collectability of substantially all future lease payments from a specific lease is not probable of collection, at which point, the Company will limit future rental revenues to cash received.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year. We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the year ended December 31, 2023 were characterized, for federal income tax purposes, as 41.5% ordinary income and 58.5% of long-term capital gain income. Dividends distributed for the year ended December 31, 2022 were characterized, for federal income tax purposes, as 100% ordinary income. Dividends distributed for the year ended December 31, 2021 were characterized, for federal income tax purposes, as 58.3% ordinary income and 41.7% of long-term capital gain income.
The estimated taxable income attributable to our common stockholders (unaudited) for the years ended December 31, 2023, 2022 and 2021 was approximately $98,555,000, $64,960,000, and $101,184,000, respectively. The book to tax differences between net income and estimated taxable income primarily result from differences in the income recognition or deductibility of depreciation and amortization, gains or losses from the sale of real estate and other capital transactions, straight-line rent adjustments, the change in fair value of marketable securities and income from discontinued operations.
As of December 31, 2023, the net basis of our assets and liabilities for tax reporting purposes was approximately $145,246,000 lower than the amount reported for financial statement purposes.

3.    REVENUE RECOGNITION
The following is a summary of revenue sources for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Lease revenues	$216,468	$197,230	$198,109
Parking revenue	4,456	4,897	4,407
Tenant services	4,038	3,687	3,632
Rental revenues	$224,962	$205,814	$206,148
The components of lease revenues for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Fixed lease revenues	$147,569	$135,668	$129,509
Variable lease revenues	68,899	61,562	68,600
Lease revenues	$216,468	$197,230	$198,109

4. REAL ESTATE SALES
On May 19, 2023, we sold the Rego Park III land parcel in Queens, New York, for $71,060,000 inclusive of consideration for Brownfield tax benefits and reimbursement of costs for plans, specifications and improvements to date. Net proceeds from the sale were $67,821,000 after closing costs and the financial statement gain was $53,952,000.
On June 4, 2021, we sold a parcel of land in the Bronx, New York for $10,000,000. Net proceeds from the sale were $9,291,000 after closing costs and the financial statement gain was $9,124,000.
On October 4, 2021, we sold 30.3 acres of land located in Paramus, New Jersey to IKEA Property, Inc., the tenant at the property, for $75,000,000, pursuant to the tenant’s purchase option contained in the lease. Net proceeds from the sale were $4,580,000 after closing costs and the repayment of the $68,000,000 mortgage loan. The financial statement gain was $60,826,000.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.    RELATED PARTY TRANSACTIONS
Vornado
As of December 31, 2023, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado. As of December 31, 2023, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.
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
We also have agreements with Building Maintenance Services, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our Lexington Avenue property and (ii) security services at our Rego Park I and Rego Park II properties and The Alexander apartment tower. In addition, we have an agreement with a wholly owned subsidiary of Vornado to manage the parking garages at our Rego Park I and Rego Park II properties.
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Company management fees	$2,800	$2,800	$2,800
Development fees	—	3	141
Leasing fees	1,213	1,378	1,800
Commissions on sales of real estate	711	—	1,050
Property management, cleaning, engineering, parking and security fees	6,005	5,912	5,540
	$10,729	$10,093	$11,331
As of December 31, 2023, the amounts due to Vornado were $646,000 for management, property management, cleaning, engineering and security fees and $69,000 for leasing fees. As of December 31, 2022, the amounts due to Vornado were $742,000 for management, property management, cleaning, engineering and security fees and $59,000 for leasing fees.

6. MORTGAGES PAYABLE
On June 9, 2023, we exercised our remaining one-year extension option on the $500,000,000 interest-only mortgage loan on the office condominium of our 731 Lexington Avenue property. The interest rate on the loan remained at LIBOR plus 0.90% through July 15, 2023 and currently bears interest at the Prime Rate (8.50% as of December 31, 2023) through loan maturity on June 11, 2024. In June 2023, we purchased an interest rate cap for $11,258,000, which capped LIBOR at 6.00% through July 15, 2023 and caps the Prime Rate at 6.00% through loan maturity.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MORTGAGES PAYABLE - continued
The following is a summary of our outstanding mortgages payable. We may refinance our maturing debt as it comes due or choose to repay it.

		Interest Rate at December 31, 2023	Balance at December 31,
(Amounts in thousands)	Maturity		2023	2022
First mortgages secured by:
731 Lexington Avenue, office condominium(1)	Jun. 11, 2024	6.00%	$500,000	$500,000
731 Lexington Avenue, retail condominium(2)(3)	Aug. 05, 2025	1.76%	300,000	300,000
Rego Park II shopping center(2)(4)	Dec. 12, 2025	5.60%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			1,096,544	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $17,639 and $16,071, respectively			(3,993)	(5,493)
			$1,092,551	$1,091,051

(1)	Interest at the Prime Rate (capped at 6.00% through loan maturity).
(2)	Interest rate listed represents the rate in effect as of December 31, 2023 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(3)	Interest at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
(4)	Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through November 2024).

The net carrying value of real estate collateralizing the debt amounted to $594,681,000 as of December 31, 2023. Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2023, the principal repayments (based on the extended loan maturity dates) for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2024	$500,000
2025	502,544
2026	—
2027	94,000
2028	—
Thereafter	—

7. MARKETABLE SECURITIES
In December 2021, we sold our 564,612 common shares of The Macerich Company (“Macerich”), realizing cash proceeds of $9,506,000. These shares were received in connection with the sale of Kings Plaza Regional Shopping Center (“Kings Plaza”) to Macerich in 2012. The gains and losses resulting from the mark-to-market of these securities during 2021 were presented as “change in fair value of marketable securities” on our consolidated statement of income.

8. DISCONTINUED OPERATIONS
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

Financial Assets and Liabilities Measured at Fair Value
 Financial assets measured at fair value on our consolidated balance sheet as of December 31, 2023 consist of interest rate derivatives, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of December 31, 2023.

	As of December 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate derivatives (included in other assets)	$22,608	$—	$22,608	$—
Financial assets measured at fair value on our consolidated balance sheet as of December 31, 2022 consist of U.S. Treasury bills (classified as available for-sale) and interest rate derivatives, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of December 31, 2022.

	As of December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills	$266,963	$266,963	$—	$—
Interest rate derivatives (included in other assets)	29,351	—	29,351	—
	$296,314	$266,963	$29,351	$—

Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of December 31, 2023 and 2022, respectively.

	Fair Value Asset as of December 31,		As of December 31, 2023

(Amounts in thousands)	2023	2022	Notional Amount	Swapped Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$16,315	$26,718	$300,000	1.76%	5/25
Interest rate caps related to:
Rego Park II shopping center mortgage loan	1,370	2,622	202,544	(1)	11/24
731 Lexington Avenue mortgage loan, office condominium	4,923	11	500,000	(2)	06/24
Included in other assets	$22,608	$29,351

(1) SOFR cap strike rate of 4.15%.
(2)
In June 2023, we purchased an interest rate cap for $11,258, which capped LIBOR at 6.00% through July 15, 2023 and caps the Prime Rate (8.50% as of December 31, 2023) at 6.00% through loan maturity. See Note 6 - Mortgages Payable for further information.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. FAIR VALUE MEASUREMENTS - continued
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of December 31, 2023 and 2022.

	As of December 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Assets:
Cash equivalents	$363,535	$363,535	$47,852	$47,852
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,096,544	$1,071,887	$1,096,544	$1,061,221

10. LEASES
As Lessor
We lease space to tenants under operating leases in an office building and in retail centers.  The rental terms range from approximately 5 to 25 years.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales. We also lease residential space at The Alexander apartment tower which generally have a 1 or 2 year lease terms.
Future undiscounted cash flows under our contractual non-cancelable operating leases are as follows:

(Amounts in thousands)	As of December 31, 2023
For the year ending December 31,
2024	$157,833
2025	129,407
2026	125,014
2027	122,495
2028	130,203
Thereafter	190,503

These amounts do not include reimbursements or additional rents based on a percentage of retail tenants’ sales.

Bloomberg accounted for revenue of $120,351,000, $115,129,000, and $113,140,000 in the years ended December 31, 2023, 2022 and 2021, respectively, representing approximately 54%, 56% and 55% of our rental revenues in each year, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. LEASES - continued
As Lessee
We are the lessee under a ground lease at our Flushing property, classified as an operating lease, which expires in 2027 and has one 10-year extension option. In January 2022, New World Mall LLC, the subtenant at the property, exercised its one remaining 10-year extension option through January 2037. As a result of the subtenant exercising its extension option, we were required by GAAP to remeasure our ground lease liability based upon an estimate of lease payments to be made during the 10-year extension period of our ground lease resulting in an incremental right-of-use asset and lease liability of approximately $16,000,000. The discount rate applied in the remeasurement of the lease liability was based on the incremental borrowing rate (“IBR”) of 5.86% at the time of the remeasurement. We considered the general economic environment and factored in various Company specific adjustments to arrive at the IBR. As of December 31, 2023, the remaining right-of-use asset of $17,522,000 and lease liability of $20,452,000, are included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet.
Future lease payments under this operating lease, including our estimated payments during the extension period, are as follows:

(Amounts in thousands)	As of December 31, 2023
For the year ending December 31,
2024	$800
2025	800
2026	800
2027	2,707
2028	2,880
Thereafter	23,280
Total undiscounted cash flows	31,267
Present value discount	(10,815)
Lease liability as of December 31, 2023	$20,452

We recognize rent expense as a component of “operating” expenses on our consolidated statements of income on a straight-line basis. Rent expense was $2,161,000, $2,161,000 and $746,000 in each of the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid for rent expense was $800,000 in each of the years ended December 31, 2023, 2022 and 2021, respectively.

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
In May 2023, we granted each of the members of our Board of Directors 449 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of December 31, 2023, there were 23,388 DSUs outstanding and 482,399 shares were available for future grant under the Plan.

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
Our loans contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of December 31, 2023.

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
Multiemployer Pension Plans
Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2023, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.
 In the years ended December 31, 2023, 2022 and 2021 our subsidiaries contributed $215,000, $178,000 and $217,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2023, 2022 and 2021.
Multiemployer Health Plans
 Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2023, 2022 and 2021 our subsidiaries contributed $1,005,000, $839,000 and $748,000, respectively, towards these plans.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2023	2022	2021
Income from continuing operations	$102,413	$57,632	$130,582
Income from discontinued operations (see Note 8)	—	—	2,348
Net income	$102,413	$57,632	$132,930

Weighted average shares outstanding – basic and diluted	5,129,330	5,126,100	5,123,613

Income from continuing operations	$19.97	$11.24	$25.48
Income from discontinued operations (see Note 8)	—	—	0.46
Net income per common share – basic and diluted	$19.97	$11.24	$25.94

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

As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 57 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 12, 2024, expressed an unqualified opinion on those consolidated financial statements.
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
February 12, 2024

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2023.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Executive Officers of the Registrant

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)
Steven Roth	82	Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.
Gary Hansen	46	Chief Financial Officer since November 2021; Senior Vice President & Controller from January 2018 to October 2021; and Vice President & Controller from May 2015 to December 2017.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	23,388	—	482,399
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	23,388	$—	482,399

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services will be contained in the Proxy Statement referred to in “Item 10.  Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.  Such information is incorporated by reference herein.

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

Pages in this Annual Report on Form 10-K
Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2023, 2022 and 2021	61-62

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2023
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross Amount at Which							Life on which Depreciation in Latest Income Statement is Computed
		Initial Cost to Company(1)		Costs Capitalized Subsequent to Acquisition	Carried at Close of Period				Accumulated Depreciation and Amortization
			Buildings and Leasehold Improvements			Buildings and Leasehold Improvements	Development and Construction In Progress
										Date of Construction	Date Acquired(1)
Description	Encumbrances(2)	Land			Land			Total(3)
Rego Park I	$—	$1,647	$8,953	$93,138	$1,647	$102,091	$—	$103,738	$47,931	1959	1992	3-39 years
Rego Park II	202,544	3,127	1,467	390,267	3,127	391,453	281	394,861	135,791	2009	1992	3-40 years
The Alexander apartment tower	94,000	—	—	115,074	—	115,074	—	115,074	27,036	2016	1992	3-39 years
Flushing	—	—	1,660	(107)	—	1,553	—	1,553	1,324	1975(4)	1992	N/A
Lexington Avenue	800,000	14,432	12,355	424,607	27,497	423,897	—	451,394	203,821	2003	1992	9-39 years
TOTAL	$1,096,544	$19,206	$24,435	$1,022,979	$32,271	$1,034,068	$281	$1,066,620	$415,903

(1) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2) Excludes deferred debt issuance costs, net of $3,993.
(3) The net basis of the Company’s assets and liabilities for tax purposes is approximately $145,246 lower than the amount reported for financial statement purposes.
(4) Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
	December 31,
	2023	2022	2021
REAL ESTATE:
Balance at beginning of period	$1,084,598	$1,069,426	$1,071,043
Additions during the period:
Land	—	—	—
Buildings and leasehold improvements	2,959	15,002	5,842
Development and construction in progress	1,346	193	10,090
	1,088,903	1,084,621	1,086,975
Less:
Assets sold	(14,186)	—	(11,921)
Assets written-off	(8,097)	(23)	(5,628)
Balance at end of period	$1,066,620	$1,084,598	$1,069,426

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$396,268	$370,557	$350,122
Depreciation expense	28,137	25,734	26,063
	424,405	396,291	376,185
Less:
Accumulated depreciation on assets sold	(405)	—	—
Accumulated depreciation on assets written-off	(8,097)	(23)	(5,628)
Balance at end of period	$415,903	$396,268	$370,557

(b)      Exhibits

Exhibit No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	Amended and Restated By-laws. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2022.	*

4		-	Description of the Alexander’s, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act	***

10.1		-	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992	*

10.2		-	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994	*

10.3		-	Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 2, 2001	*

10.4		-	First Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.5		-	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated herein by reference from Exhibit 10(i)(E)(4) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.6		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.7		-	Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.8		-	Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.9		-	First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v)(B)(2) to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 7, 2002	*
___________________
	*		Incorporated by reference.
	***		Filed herewith.

10.10		-	Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.11		-	Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.12		-	First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.13		-	Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.14		-	Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.15		-	Lease dated as of February 7, 2005, by and between 731 Office One LLC, as Landlord, and Citibank, N.A., as Tenant. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.16		-	Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.17		-	Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012	*

10.18		-	Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012	*

10.19		-	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013	*

10.20		-	Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent. Incorporated herein by reference from Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*
__________________
	*		Incorporated by reference.

10.21		-	Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.22		-	Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.23		-	Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.24		-	Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.25		-	First Amendment to Rego II Real Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.26		-	First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s Management LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.27		-	Loan Agreement, dated as of August 5, 2015, by and between 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 2, 2015	*

10.28	+	-	Second Amendment of Lease, dated as of the 12th of January 2016 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016	*

10.29	**	-	Form of Alexander’s Inc. 2016 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 1, 2016	*

10.30	-	Loan Agreement, dated as of June 1, 2017, between 731 Office One LLC, as Borrower, and Deutsche Bank AG, New York Branch and Citigroup Global Markets Realty Corp. collectively, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 31, 2017
*

10.31		-	Amended and Restated Loan and Security Agreement, dated and made effective as of December 12, 2018, by and between Rego II Borrower LLC, as Borrower, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*
__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.
	+		Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “redacted.”

10.32		-	Second Amended and Restated Promissory Note, dated December 12, 2018, by and between Rego II Borrower LLC, as Maker, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.33		-	Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated December 12, 2018, by and between Rego II Borrower LLC, as Mortgagor, and Bank of China, New York Branch, as Mortgagee. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.34		-	Amended and Restated Guaranty of Recourse Carveouts, dated December 12, 2018, by Alexander’s, Inc., as Guarantor, to and for the benefit of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.35		-	Amended and Restated Environmental Indemnity Agreement, dated December 12, 2018, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.36		-	Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated December 12, 2018, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.37		-	Waiver and Amendment No. 1 to Loan Agreement, dated October 10, 2019, by and among 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 18, 2020	*

10.38		-	First Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.39		-	Amendment and Reaffirmation of Guaranty and Environmental Indemnity Agreement, dated February 14, 2020, by and between Alexander’s, Inc., as Guarantor, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.40		-	Second Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated February 14, 2020, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.41		-	Omnibus Amendment to Loan Documents and Reaffirmation of Borrower and Guarantor, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as Borrower, Alexander’s, Inc. as Guarantor, JPMorgan Chase Bank, N.A. as Administrative Agent on behalf of the Lenders, and the Lenders. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*
__________________
	*		Incorporated by reference.

10.42		-	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as mortgagor and JPMorgan Chase Bank, N.A. as mortgagee and as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.43		-	Interest Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.44		-	Leasing Costs Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.45		-	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 23, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 16, 2021	*

10.46		-	Third Amendment to Loan and Omnibus Amendment, dated October 3, 2022, by and between 731 Retail One LLC and 731 Commercial LLC as Borrower, and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders. Incorporated herein by reference from Exhibit 10.46 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 13, 2023	*

10.47		-	Third Amendment to Amended and Restated Loan and Security Agreement, dated December 1, 2022, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 13, 2023	*

21		-	Subsidiaries of Registrant	***

23		-	Consent of Independent Registered Public Accounting Firm	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

97		-	Alexander’s Inc. Restatement Clawback Policy	***

101		-	The following financial information from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements	***

104		-	The cover page from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted as iXBRL and contained in Exhibit 101	***
__________________
	*		Incorporated by reference.
	***		Filed herewith.

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 12, 2024	By:	/s/ Gary Hansen
Gary Hansen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 12, 2024
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Gary Hansen	Chief Financial Officer	February 12, 2024
	(Gary Hansen)	(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 12, 2024
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 12, 2024
(David Mandelbaum)

By:	/s/Mandakini Puri	Director	February 12, 2024
(Mandakini Puri)

By:	/s/Wendy Silverstein	Director	February 12, 2024
(Wendy Silverstein)

By:	/s/Arthur Sonnenblick	Director	February 12, 2024
(Arthur Sonnenblick)

By:	/s/Richard R. West	Director	February 12, 2024
(Richard R. West)

By:	/s/Russell B. Wight Jr.	Director	February 12, 2024
(Russell B. Wight Jr.)