Form 10-Q
period 2024-03-31
ALEXANDERS INC
filed 2024-05-06
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of March 31, 2024, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	March 31, 2024	December 31, 2023
Real estate, at cost:
Land	$32,271	$32,271
Buildings and leasehold improvements	1,035,376	1,034,068
Development and construction in progress	2,172	281
Total	1,069,819	1,066,620
Accumulated depreciation and amortization	(423,844)	(415,903)
Real estate, net	645,975	650,717
Cash and cash equivalents	526,340	531,855
Restricted cash	21,059	21,122
Tenant and other receivables	5,729	6,076
Receivable arising from the straight-lining of rents	115,511	124,866
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $18,282 and $19,540, respectively	23,366	24,888
Other assets	53,294	44,156
	$1,391,274	$1,403,680

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,092,952	$1,092,551
Amounts due to Vornado	493	715
Accounts payable and accrued expenses	46,589	51,750
Other liabilities	21,102	21,007
Total liabilities	1,161,136	1,166,023

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	34,315	34,315
Retained earnings	175,357	182,336
Accumulated other comprehensive income	15,661	16,201
	230,506	238,025
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	230,138	237,657
	$1,391,274	$1,403,680

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
REVENUES
Rental revenues	$61,397	$52,941
EXPENSES
Operating, including fees to Vornado of $1,759 and $1,539, respectively	(25,263)	(24,944)
Depreciation and amortization	(9,477)	(7,478)
General and administrative, including management fees to Vornado of $610 in each period	(1,476)	(1,359)
Total expenses	(36,216)	(33,781)

Interest and other income	7,162	4,319
Interest and debt expense	(16,234)	(12,253)
Net income	$16,109	$11,226

Net income per common share - basic and diluted	$3.14	$2.19

Weighted average shares outstanding - basic and diluted	5,130,678	5,127,086
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net income	$16,109	$11,226
Other comprehensive loss:
Change in fair value of interest rate derivatives and other	(540)	(3,644)
Comprehensive income	$15,569	$7,582
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended March 31, 2024
Balance, December 31, 2023	5,173	$5,173	$34,315	$182,336	$16,201	$(368)	$237,657
Net income	—	—	—	16,109	—	—	16,109
Dividends paid ($4.50 per common share)	—	—	—	(23,088)	—	—	(23,088)
Change in fair value of interest rate derivatives	—	—	—	—	(540)	—	(540)
Balance, March 31, 2024	5,173	$5,173	$34,315	$175,357	$15,661	$(368)	$230,138

For the Three Months Ended March 31, 2023
Balance, December 31, 2022	5,173	$5,173	$33,865	$172,243	$25,586	$(368)	$236,499
Net income	—	—	—	11,226	—	—	11,226
Dividends paid ($4.50 per common share)	—	—	—	(23,072)	—	—	(23,072)
Change in fair value of interest rate derivatives and other	—	—	—	—	(3,644)	—	(3,644)
Balance, March 31, 2023	5,173	$5,173	$33,865	$160,397	$21,942	$(368)	$221,009
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net income	$16,109	$11,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	9,917	7,899
Straight-lining of rents	9,355	2,067
Interest rate cap premium amortization	3,401	—
Other non-cash adjustments	(2,820)	1,741
Change in operating assets and liabilities:
Tenant and other receivables	347	(959)
Other assets	(13,357)	2,959
Amounts due to Vornado	(236)	(128)
Accounts payable and accrued expenses	(5,886)	(4,063)
Other liabilities	(5)	(6)
Net cash provided by operating activities	16,825	20,736

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(2,475)	(2,060)
Proceeds from maturities of U.S. Treasury bills	—	166,832
Proceeds from interest rate cap	3,160	—
Net cash provided by investing activities	685	164,772

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(23,088)	(23,072)
Debt issuance costs	—	(38)
Net cash used in financing activities	(23,088)	(23,110)

Net (decrease) increase in cash and cash equivalents and restricted cash	(5,578)	162,398
Cash and cash equivalents and restricted cash at beginning of period	552,977	214,478
Cash and cash equivalents and restricted cash at end of period	$547,399	$376,876

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$531,855	$194,933
Restricted cash at beginning of period	21,122	19,545
Cash and cash equivalents and restricted cash at beginning of period	$552,977	$214,478

Cash and cash equivalents at end of period	$526,340	$356,507
Restricted cash at end of period	21,059	20,369
Cash and cash equivalents and restricted cash at end of period	$547,399	$376,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$15,356	$11,476

NON-CASH TRANSACTIONS
Liability for real estate additions, including $14 for development fees due to Vornado in 2024	$2,708	$1,481
Write-off of fully depreciated assets	15	4,044
Reclassification of asset held for sale	—	13,794
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
2.Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition
The following is a summary of revenue sources for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Lease revenues	$59,346	$51,036
Parking revenue	1,130	1,096
Tenant services	921	809
Rental revenues	$61,397	$52,941
The components of lease revenues for the three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Fixed lease revenues	$42,534	$34,724
Variable lease revenues	16,812	16,312
Lease revenues	$59,346	$51,036

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $29,963,000 and $29,516,000 for the three months ended March 31, 2024 and 2023, respectively, representing approximately 49% and 56% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
In May 2024, Alexander’s and Bloomberg reached an agreement to extend the leases covering approximately 947,000 square feet at our 731 Lexington Avenue property that were scheduled to expire in February 2029 for a term of eleven years to February 2040.
On December 3, 2022, IKEA closed its 112,000 square foot store at our Rego Park I property under a lease that was set to expire in December 2030. The lease included a right to terminate effective no earlier than March 16, 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term. On September 27, 2023, we entered into a lease modification agreement with IKEA which accelerated its lease termination date to April 1, 2024. During the fourth quarter of 2023 and the first quarter of 2024, IKEA paid its remaining rent obligation through March 16, 2026 and the $10,000,000 termination payment.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.Related Party Transactions
Vornado
As of March 31, 2024, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $376,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. Vornado is also entitled to a development fee equal to 6% of development costs, as defined.
Leasing and Other Agreements
Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. Under the agreements in effect prior to May 1, 2024, in the event third-party real estate brokers were used, the fees to Vornado increased by 1% and Vornado was responsible for the fees to the third-party real estate brokers (“Third-Party Lease Commissions”). On May 1, 2024, our Board of Directors approved amendments to the leasing agreements, subject to applicable lender consents, pursuant to which the Company is responsible for any Third-Party Lease Commissions and, in such circumstances, Vornado’s fee is 33% of the applicable Third-Party Lease Commission.
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
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Company management fees	$700	$700
Development fees	15	—
Leasing fees	38	41
Property management, cleaning, engineering, parking and security fees	1,636	1,409
	$2,389	$2,150
As of March 31, 2024, the amounts due to Vornado were $441,000 for management, property management, cleaning, engineering and security fees, $38,000 for leasing fees and $14,000 for development fees. As of December 31, 2023, the amounts due to Vornado were $646,000 for management, property management, cleaning, engineering and security fees and $69,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of March 31, 2024 and December 31, 2023. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at March 31, 2024	Balance at
(Amounts in thousands)	Maturity		March 31, 2024	December 31, 2023
First mortgages secured by:
731 Lexington Avenue, office condominium (1)	Jun. 11, 2024	6.00%	$500,000	$500,000
731 Lexington Avenue, retail condominium (2)(3)	Aug. 05, 2025	1.76%	300,000	300,000
Rego Park II shopping center (2)(4)	Dec. 12, 2025	5.60%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			1,096,544	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $18,040 and $17,639, respectively			(3,592)	(3,993)
			$1,092,952	$1,092,551
(1)Interest at the Prime Rate (capped at 6.00% through loan maturity).
(2)Interest rate listed represents the rate in effect as of March 31, 2024 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(3)Interest at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
(4)Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through November 2024).

7.Fair Value Measurements

ASC Topic 820, Fair Value Measurement (“ASC 820”) defines fair value and establishes a framework for measuring fair value. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities that are highly liquid and are actively traded in secondary markets; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 –unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheet as of March 31, 2024 consist of interest rate derivatives, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of March 31, 2024.

	As of March 31, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate derivatives (included in other assets)	$18,668	$—	$18,668	$—

Financial assets measured at fair value on our consolidated balance sheet as of December 31, 2023 consist of interest rate derivatives, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of December 31, 2023.

	As of As of December 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate derivatives (included in other assets)	$22,608	$—	$22,608	$—

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.Fair Value Measurements - continued
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of March 31, 2024 and December 31, 2023, respectively.

	Fair Value as of		As of March 31, 2024
(Amounts in thousands)	March 31, 2024	December 31, 2023	Notional Amount	Swapped Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$14,878	$16,315	$300,000	1.76%	05/25
Interest rate caps related to:
Rego Park II shopping center mortgage loan	1,293	1,370	202,544	(1)	11/24
731 Lexington Avenue mortgage loan, office condominium	2,497	4,923	500,000	(2)	06/24
Included in other assets	$18,668	$22,608

(1)SOFR cap strike rate of 4.15%.
(2)In June 2023, we purchased an interest rate cap for $11,258, which capped the Prime Rate at 6.00% (8.50% as of March 31, 2024) through loan maturity.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of March 31, 2024 and December 31, 2023, respectively.

	As of March 31, 2024		As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$290,496	$290,496	$363,535	$363,535
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,096,544	$1,074,768	$1,096,544	$1,071,887

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
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of March 31, 2024.
Other
There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, the outcome of such pending matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

9.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Net income	$16,109	$11,226

Weighted average shares outstanding – basic and diluted	5,130,678	5,127,086

Net income per common share – basic and diluted	$3.14	$2.19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 6, 2024

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2024 and 2023. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2023 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a summary of our significant accounting policies is included in “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the three months ended March 31, 2024, there were no material changes to these estimates or policies.

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
Additionally, our business has been, and may continue to be, affected by the increase in inflation and interest rates and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding these and other factors that may materially affect our results.

Quarter Ended March 31, 2024 Financial Results Summary
Net income for the quarter ended March 31, 2024 was $16,109,000, or $3.14 per diluted share, compared to $11,226,000 or $2.19 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended March 31, 2024 was $25,532,000, or $4.98 per diluted share, compared to $18,633,000 or $3.63 per diluted share in the prior year’s quarter.
Square Footage, Occupancy and Leasing Activity
Our portfolio was comprised of five properties aggregating 2,455,000 square feet. As of March 31, 2024, the commercial occupancy rate was 92.5% and the residential occupancy rate was 96.8%.
On December 3, 2022, IKEA closed its 112,000 square foot store at our Rego Park I property under a lease that was set to expire in December 2030. The lease included a right to terminate effective no earlier than March 16, 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term. On September 27, 2023, we entered into a lease modification agreement with IKEA which accelerated its lease termination date to April 1, 2024. During the fourth quarter of 2023 and the first quarter of 2024, IKEA paid its remaining rent obligation through March 16, 2026 and the $10,000,000 termination payment.
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $29,963,000 and $29,516,000 for the three months ended March 31, 2024 and 2023, respectively, representing approximately 49% and 56% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
In May 2024, Alexander’s and Bloomberg reached an agreement to extend the leases covering approximately 947,000 square feet at our 731 Lexington Avenue property that were scheduled to expire in February 2029 for a term of eleven years to February 2040.

Results of Operations – Three Months Ended March 31, 2024, compared to March 31, 2023
Rental Revenues
Rental revenues were $61,397,000 for the three months ended March 31, 2024, compared to $52,941,000 for the prior year’s three months, an increase of $8,456,000. This was primarily due to higher rental revenue from IKEA’s lease modification.
Operating Expenses
Operating expenses were $25,263,000 for the three months ended March 31, 2024, compared to $24,944,000 for the prior year’s three months, an increase of $319,000. This was primarily due to higher non-reimbursable operating expenses.
Depreciation and Amortization
Depreciation and amortization was $9,477,000 for the three months ended March 31, 2024, compared to $7,478,000 for the prior year’s three months, an increase of $1,999,000. This was due to $1,031,000 of accelerated depreciation and amortization that was related to IKEA’s lease modification at Rego Park I and $968,000 of higher depreciation expense on capital projects placed into service.
General and Administrative Expenses
General and administrative expenses were $1,476,000 for the three months ended March 31, 2024, compared to $1,359,000 for the prior year’s three months, an increase of $117,000. This was primarily due to higher professional fees.
Interest and Other Income
Interest and other income was $7,162,000 for the three months ended March 31, 2024, compared to $4,319,000 for the prior year’s three months, an increase of $2,843,000. This was primarily due to an increase in average interest rates and investment balances.
Interest and Debt Expense
Interest and debt expense was $16,234,000 for the three months ended March 31, 2024, compared to $12,253,000 for the prior year’s three months, an increase of $3,981,000. This was primarily due to $3,096,000 of higher interest rate cap premium amortization and $871,000 of higher interest expense resulting from increases in rates.

Liquidity and Capital Resources
Cash Flows
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

As of March 31, 2024, we had $547,399,000 of liquidity comprised of cash and cash equivalents and restricted cash. Recent increases in interest rates and inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
For the Three Months Ended March 31, 2024
Cash and cash equivalents and restricted cash were $547,399,000 as of March 31, 2024, compared to $552,977,000 as of December 31, 2023, a decrease of $5,578,000. This decrease resulted from (i) $23,088,000 of net cash used in financing activities, partially offset by (ii) $16,825,000 of net cash provided by operating activities and (iii) $685,000 of net cash provided by investing activities.
Net cash used in financing activities of $23,088,000 was comprised of dividends paid.
Net cash provided by operating activities of $16,825,000 was comprised of (i) net income of $16,109,000 and (ii) adjustments for non-cash items of $19,853,000, partially offset by (iii) the net change in operating assets and liabilities of $19,137,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $9,917,000, (ii) straight-lining of rents of $9,355,000 and (iii) interest rate cap premium amortization of $3,401,000, partially offset by (iv) other non-cash adjustments of $2,820,000.
Net cash provided by investing activities of $685,000 was comprised of $3,160,000 of proceeds from interest rate cap, partially offset by construction in progress and real estate additions of $2,475,000.
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
Net cash provided by operating activities of $20,736,000 was comprised of (i) net income of $11,226,000 and (ii) adjustments for non-cash items of $11,707,000, partially offset by (iii) the net change in operating assets and liabilities of $2,197,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $7,899,000, (ii) straight-lining of rents of $2,067,000 and (iii) other non-cash adjustments of $1,741,000.
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

Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of March 31, 2024.
Other
There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, the outcome of such pending matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

Funds from Operations (“FFO”) (non-GAAP)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. A reconciliation of our net income to FFO is provided below.
FFO (non-GAAP) for the quarters ended March 31, 2024 and 2023
FFO (non-GAAP) for the quarter ended March 31, 2024 was $25,532,000, or $4.98 per diluted share, compared to $18,633,000, or $3.63 per diluted share in the prior year’s quarter.
The following table reconciles our net income to FFO (non-GAAP):

	For the Quarter Ended March 31,

(Amounts in thousands, except share and per share amounts)	2024	2023
Net income	$16,109	$11,226
Depreciation and amortization of real property	9,423	7,407
FFO (non-GAAP)	$25,532	$18,633

FFO per diluted share (non-GAAP)	$4.98	$3.63

Weighted average shares used in computing FFO per diluted share	5,130,678	5,127,086

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2024			2023
(Amounts in thousands, except per share amounts)	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$702,544	5.88%	$7,025	$702,544	5.88%
Fixed Rate	394,000	1.97%	—	394,000	1.97%
	$1,096,544	4.48%	$7,025	$1,096,544	4.48%

Total effect on diluted earnings per share			$1.37
We have an interest rate cap relating to the mortgage loan on the office condominium of our 731 Lexington Avenue property with a notional amount of $500,000,000 that caps the Prime Rate at 6.00% (8.50% as of March 31, 2024) through loan maturity.
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
Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of March 31, 2024 and December 31, 2023, the estimated fair value of our consolidated debt was $1,074,768,000 and $1,071,887,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 1A.Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Item 5.Other Information
On May 3, 2024, Alexander’s, Inc. (the “Company”) and Bloomberg L.P. (“Tenant”) reached an agreement to extend the leases covering 946,815 square feet at the Company’s 731 Lexington Avenue property (the “Property”) in Manhattan, New York, as follows:
731 Office One LLC (“Office Condo Landlord”), a 100% owned subsidiary of the Company, entered into the Ninth Amendment of Lease (the “Ninth Amendment”) with Tenant, which amends the Agreement of Lease, dated as of April 30, 2001, between Seven Thirty One Limited Partnership, Office Condo Landlord’s predecessor-in-interest, and Tenant, as amended (the “Office Condo Lease”). The Ninth Amendment covers 898,208 rentable square feet of office space within the office condominium unit of the Property.
The Ninth Amendment extends the Office Condo Lease expiration date from February 8, 2029 to February 8, 2040 (the “Office Condo Renewal Period”). Tenant’s triple net annual rent for the Office Condo Renewal Period will be equal to the fair market rental value as of February 9, 2029, subject to a minimum triple net rent of $88.72 per rentable square foot and a maximum triple net rent of $108.44 per rentable square foot. The annual rent determined in accordance with the foregoing sentence will be increased by $10.00 per rentable square foot beginning February 9, 2035. Tenant will receive one year of free rent from February 2029 to February 2030. The lease term may be further extended at Tenant’s option for an additional 10-year term, at fair market rent, upon 25 months’ advance notice.
Pursuant to the Ninth Amendment, Tenant is entitled to a capital allowance not to exceed $123,617,800 for tenant improvements and base building work.
Tenant is required during the Office Condo Renewal Period to maintain a $100,000,000 letter of credit for the benefit of Office Condo Landlord. Office Condo Landlord may draw on the letter of credit, subject to certain terms of the Office Condo Lease, upon an event of default by Tenant.
This disclosure summarizes the material provisions of the Ninth Amendment. This summary is qualified in its entirety by reference to the full text of the Ninth Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q, and the full text of the Office Condo Lease, which has been previously filed.
In addition, 731 Retail One LLC (“Retail Condo Landlord”), a 100% owned subsidiary of the Company, entered into the Fifth Amendment of Lease (the “Fifth Amendment”) with Tenant, which amends the Agreement of Lease, dated as of June 28, 2019, between Retail Condo Landlord and Tenant, as amended (the “Retail Condo Lease”). The Retail Condo Lease covers 48,607 rentable square feet of office space within the retail condominium unit of the Property, of which 47,064 square feet is located on the second floor and 1,543 square feet is located on the ground floor.
The Fifth Amendment extends the Retail Condo Lease expiration date from February 8, 2029 to February 8, 2040 (the “Retail Condo Renewal Period”). Tenant’s gross annual rent for the Retail Condo Renewal Period will be equal to the fair market rental value as of February 9, 2029, subject to (i) a minimum gross rent of $117.52 per rentable square foot and a maximum gross rent of $132.48 per rentable square foot for Tenant’s second floor space and (ii) a minimum gross rent of $289.48 per rentable square foot and a maximum gross rent of $343.36 per rentable square foot for Tenant’s ground floor space. The annual rent determined in accordance with the foregoing sentence will be increased by $10.00 per rentable square foot beginning February 9, 2035. Tenant will receive one year of free rent from February 2029 to February 2030. The lease term may be further extended at Tenant’s option for an additional 10-year term, at fair market rent, upon 25 months’ advance notice.
The Company will pay a leasing commission to the third-party real estate broker and will pay Vornado a $5,500,000 leasing commission override in connection with the lease amendments above.
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
10.1		-	Third Amendment of Lease, dated as of the 20th of April 2016 between 731 Office One LLC and Bloomberg L.P.	***

10.2		-	Fourth Amendment of Lease, dated as of the 28th of June 2019 between 731 Office One LLC and Bloomberg L.P.	***

10.3		-	Fifth Amendment of Lease, dated as of the 17th of December 2021 between 731 Office One LLC and Bloomberg L.P.	***

10.4		-	Sixth Amendment of Lease, dated as of the 29th of March 2022 between 731 Office One LLC and Bloomberg L.P.	***

10.5		-	Seventh Amendment of Lease, dated as of the 19th of July 2022 between 731 Office One LLC and Bloomberg L.P.	***

10.6		-	Eighth Amendment of Lease, dated as of the 21st of July 2023 between 731 Office One LLC and Bloomberg L.P.	***

10.7	+	-	Ninth Amendment of Lease, dated as of the 3rd of May 2024 between 731 Office One LLC and Bloomberg L.P.	***

15.1		-	Letter regarding unaudited interim financial information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101		-	The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104		-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted as iXBRL and contained in Exhibit 101
__________________
	***		Filed herewith.
	+		Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: May 6, 2024	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)