Form 10-Q
period 2024-06-30
ALEXANDERS INC
filed 2024-08-05
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of June 30, 2024, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	June 30, 2024	December 31, 2023
Real estate, at cost:
Land	$32,271	$32,271
Buildings and leasehold improvements	1,033,488	1,034,068
Development and construction in progress	4,279	281
Total	1,070,038	1,066,620
Accumulated depreciation and amortization	(429,426)	(415,903)
Real estate, net	640,612	650,717
Cash and cash equivalents	410,948	531,855
Restricted cash	113,429	21,122
Tenant and other receivables	4,603	6,076
Receivable arising from the straight-lining of rents	113,790	124,866
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $22,877 and $19,540, respectively	166,439	24,888
Other assets	30,929	44,156
	$1,480,750	$1,403,680

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$1,082,012	$1,092,551
Amounts due to Vornado	623	715
Accounts payable and accrued expenses	50,778	51,750
Lease incentive liability	113,618	—
Other liabilities	21,199	21,007
Total liabilities	1,268,230	1,166,023

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	34,765	34,315
Retained earnings	160,649	182,336
Accumulated other comprehensive income	12,301	16,201
	212,888	238,025
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	212,520	237,657
	$1,480,750	$1,403,680

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Rental revenues	$53,392	$53,673	$114,789	$106,614
EXPENSES
Operating, including fees to Vornado of $1,345, $1,684, $3,104 and $3,223, respectively	(24,991)	(24,818)	(50,254)	(49,762)
Depreciation and amortization	(8,697)	(8,081)	(18,174)	(15,559)
General and administrative, including management fees to Vornado of $610, $610, $1,220 and $1,220, respectively	(2,159)	(1,906)	(3,635)	(3,265)
Total expenses	(35,847)	(34,805)	(72,063)	(68,586)

Interest and other income	7,054	4,523	14,216	8,842
Interest and debt expense	(16,219)	(13,196)	(32,453)	(25,449)
Net gain on sale of real estate	—	53,952	—	53,952
Net income	$8,380	$64,147	$24,489	$75,373

Net income per common share - basic and diluted	$1.63	$12.51	$4.77	$14.70

Weighted average shares outstanding - basic and diluted	5,131,902	5,128,823	5,131,290	5,127,959
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$8,380	$64,147	$24,489	$75,373
Other comprehensive (loss) income:
Change in fair value of interest rate derivatives and other	(3,360)	3,110	(3,900)	(534)
Comprehensive income	$5,020	$67,257	$20,589	$74,839
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended June 30, 2024
Balance, March 31, 2024	5,173	$5,173	$34,315	$175,357	$15,661	$(368)	$230,138
Net income	—	—	—	8,380	—	—	8,380
Dividends paid ($4.50 per common share)	—	—	—	(23,088)	—	—	(23,088)
Change in fair value of interest rate derivatives	—	—	—	—	(3,360)	—	(3,360)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, June 30, 2024	5,173	$5,173	$34,765	$160,649	$12,301	$(368)	$212,520

For the Three Months Ended June 30, 2023
Balance, March 31, 2023	5,173	$5,173	$33,865	$160,397	$21,942	$(368)	$221,009
Net income	—	—	—	64,147	—	—	64,147
Dividends paid ($4.50 per common share)	—	—	—	(23,072)	—	—	(23,072)
Change in fair value of interest rate derivatives and other	—	—	—	—	3,110	—	3,110
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, June 30, 2023	5,173	$5,173	$34,315	$201,472	$25,052	$(368)	$265,644

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Six Months Ended June 30, 2024
Balance, December 31, 2023	5,173	$5,173	$34,315	$182,336	$16,201	$(368)	$237,657
Net income	—	—	—	24,489	—	—	24,489
Dividends paid ($9.00 per common share)	—	—	—	(46,176)	—	—	(46,176)
Change in fair value of interest rate derivatives	—	—	—	—	(3,900)	—	(3,900)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, June 30, 2024	5,173	$5,173	$34,765	$160,649	$12,301	$(368)	$212,520

For the Six Months Ended June 30, 2023
Balance, December 31, 2022	5,173	$5,173	$33,865	$172,243	$25,586	$(368)	$236,499
Net income	—	—	—	75,373	—	—	75,373
Dividends paid ($9.00 per common share)	—	—	—	(46,144)	—	—	(46,144)
Change in fair value of interest rate derivatives and other	—	—	—	—	(534)	—	(534)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, June 30, 2023	5,173	$5,173	$34,315	$201,472	$25,052	$(368)	$265,644
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net income	$24,489	$75,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	19,118	16,399
Net gain on sale of real estate	—	(53,952)
Straight-lining of rents	11,076	4,169
Interest rate cap premium amortization	5,908	—
Stock-based compensation expense	450	450
Other non-cash adjustments	(3,804)	4,431
Change in operating assets and liabilities:
Tenant and other receivables	674	(666)
Other assets	(142,782)	17,666
Amounts due to Vornado	(218)	151
Accounts payable and accrued expenses	(192)	1,900
Lease incentive liability	113,618	—
Other liabilities	(10)	(12)
Net cash provided by operating activities	28,327	65,909

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(6,182)	(2,894)
Proceeds from maturities of U.S. Treasury bills	—	264,881
Proceeds from sale of real estate	—	67,821
Proceeds from interest rate cap	6,563	—
Purchase of interest rate cap	—	(11,258)
Net cash provided by investing activities	381	318,550

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(46,176)	(46,144)
Debt repayment	(10,000)	—
Debt issuance costs	(1,132)	(38)
Net cash used in financing activities	(57,308)	(46,182)

Net (decrease) increase in cash and cash equivalents and restricted cash	(28,600)	338,277
Cash and cash equivalents and restricted cash at beginning of period	552,977	214,478
Cash and cash equivalents and restricted cash at end of period	$524,377	$552,755

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$531,855	$194,933
Restricted cash at beginning of period	21,122	19,545
Cash and cash equivalents and restricted cash at beginning of period	$552,977	$214,478

Cash and cash equivalents at end of period	$410,948	$531,331
Restricted cash at end of period	113,429	21,424
Cash and cash equivalents and restricted cash at end of period	$524,377	$552,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$32,108	$23,761

NON-CASH TRANSACTIONS
Liability for real estate additions, including $126 for development fees due to Vornado in 2024	$964	$798
Write-off of fully depreciated assets	1,759	5,808
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.
We operate in one reportable segment.
3.Recently Issued Accounting Literature
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition
The following is a summary of revenue sources for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Lease revenues	$51,288	$51,512	$110,634	$102,548
Parking revenue	1,185	1,114	2,315	2,210
Tenant services	919	1,047	1,840	1,856
Rental revenues	$53,392	$53,673	$114,789	$106,614
The components of lease revenues for the three and six months ended June 30, 2024 and 2023 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Fixed lease revenues	$34,400	$34,839	$76,934	$69,563
Variable lease revenues	16,888	16,673	33,700	32,985
Lease revenues	$51,288	$51,512	$110,634	$102,548

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $60,946,000 and $59,177,000 for the six months ended June 30, 2024 and 2023, respectively, representing approximately 53% and 56% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

On May 3, 2024, Alexander’s and Bloomberg entered into an agreement to extend the leases covering approximately 947,000 square feet at our 731 Lexington Avenue property that were scheduled to expire in February 2029 for a term of eleven years to February 2040. Upon execution of this lease extension, we paid a $32,000,000 leasing commission, of which $26,500,000 was to a third-party broker and $5,500,000 was to Vornado.

In connection with the lease extension, Bloomberg is entitled to a $113,618,000 tenant fund which is accounted for as a lease incentive under GAAP. Accordingly, we recorded a deferred lease incentive asset of $113,618,000, which is amortized as a reduction to rental revenues over the remaining term of the lease, and a corresponding liability. These amounts are included in “Deferred leasing costs, net” and “Lease incentive liability,” respectively, on our consolidated balance sheet as of June 30, 2024.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Related Party Transactions
Vornado
As of June 30, 2024, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Company management fees	$700	$700	$1,400	$1,400
Development fees	111	—	126	—
Leasing fees	5,517	129	5,555	170
Commission on sale of real estate	—	711	—	711
Property management, cleaning, engineering, parking and security fees	1,213	1,550	2,849	2,959
	$7,541	$3,090	$9,930	$5,240
As of June 30, 2024, the amounts due to Vornado were $480,000 for management, property management, cleaning, engineering and security fees, $126,000 for development fees and $17,000 for leasing fees. As of December 31, 2023, the amounts due to Vornado were $646,000 for management, property management, cleaning, engineering and security fees and $69,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.Mortgages Payable
On June 9, 2023, we exercised our remaining one-year extension option on the $500,000,000 interest-only mortgage loan on the office condominium of our 731 Lexington Avenue property. The interest rate on the loan remained at LIBOR plus 0.90% through July 15, 2023 and then at the Prime Rate through loan maturity on June 11, 2024. In addition, in June 2023, we purchased an interest rate cap for $11,258,000, which capped LIBOR at 6.00% through July 15, 2023 and then the Prime Rate at 6.00% through loan maturity. On June 11, 2024, we entered into a four-month extension of the loan and simultaneously paid down the principal balance by $10,000,000 to $490,000,000. The interest-only mortgage loan remains at the Prime rate (8.50% as of June 30, 2024) through the extended loan maturity of October 11, 2024. We also escrowed $66,808,000 with the lender in connection with the tenant fund in the Bloomberg lease extension which is included in “Restricted cash” on our consolidated balance sheet as of June 30, 2024.
The following is a summary of our outstanding mortgages payable as of June 30, 2024 and December 31, 2023. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at June 30, 2024	Balance at
(Amounts in thousands)	Maturity		June 30, 2024	December 31, 2023
First mortgages secured by:
731 Lexington Avenue, office condominium (1)	Oct. 11, 2024	8.50%	$490,000	$500,000
731 Lexington Avenue, retail condominium (2)(3)	Aug. 05, 2025	1.76%	300,000	300,000
Rego Park II shopping center (2)(4)	Dec. 12, 2025	5.60%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			1,086,544	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $18,583 and $17,639, respectively			(4,532)	(3,993)
			$1,082,012	$1,092,551
(1)Interest at the Prime Rate.
(2)Interest rate listed represents the rate in effect as of June 30, 2024 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
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

In May 2024, we granted each of the members of our Board of Directors 357 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of June 30, 2024, there were 26,244 DSUs outstanding and 479,543 shares were available for future grant under the Plan.

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

Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheet as of June 30, 2024 consist of interest rate derivatives, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of June 30, 2024.

	As of June 30, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate derivatives (included in other assets)	$12,800	$—	$12,800	$—

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
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of June 30, 2024 and December 31, 2023, respectively.

	Fair Value as of		As of June 30, 2024
(Amounts in thousands)	June 30, 2024	December 31, 2023	Notional Amount	Swapped Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$11,880	$16,315	$300,000	1.76%	05/25
Interest rate caps related to:
Rego Park II shopping center mortgage loan	920	1,370	202,544	(1)	11/24
731 Lexington Avenue mortgage loan, office condominium	—	4,923	N/A	N/A	N/A
Included in other assets	$12,800	$22,608

(1)SOFR cap strike rate of 4.15%.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.Fair Value Measurements - continued
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of June 30, 2024 and December 31, 2023, respectively.

	As of June 30, 2024		As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$129,129	$129,129	$363,535	$363,535
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$1,086,544	$1,066,388	$1,096,544	$1,071,887

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
Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of June 30, 2024.
Other
There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, the outcome of such pending matters in the aggregate will not have a material effect on our financial position, results of operations or cash flows.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2024	2023	2024	2023
Net income	$8,380	$64,147	$24,489	$75,373

Weighted average shares outstanding – basic and diluted	5,131,902	5,128,823	5,131,290	5,127,959

Net income per common share – basic and diluted	$1.63	$12.51	$4.77	$14.70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2024, the related consolidated statements of income, comprehensive income, and changes in equity, for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2024

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2024 and 2023. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2023 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a summary of our significant accounting policies is included in “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. For the six months ended June 30, 2024, there were no material changes to these estimates or policies.

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

Three Months Ended June 30, 2024 Financial Results Summary
Net income for the three months ended June 30, 2024 was $8,380,000, or $1.63 per diluted share, compared to $64,147,000 or $12.51 per diluted share in the prior year’s three months. Net income for the three months ended June 30, 2023 included $53,952,000, or $10.52 per diluted share, of income as a result of a net gain from the sale of the Rego Park III land parcel.
Funds from operations (“FFO”) (non-GAAP) for the three months ended June 30, 2024 was $17,009,000, or $3.31 per diluted share, compared to $18,208,000 or $3.55 per diluted share in the prior year’s three months.
Six Months Ended June 30, 2024 Financial Results Summary
Net income for the six months ended June 30, 2024 was $24,489,000, or $4.77 per diluted share, compared to $75,373,000 or $14.70 per diluted share in the prior year’s six months. Net income for the six months ended June 30, 2023 included $53,952,000, or $10.52 per diluted share, of income as a result of a net gain from the sale of the Rego Park III land parcel.
FFO (non-GAAP) for the six months ended June 30, 2024 was $42,541,000, or $8.29 per diluted share, compared to $36,841,000 or $7.18 per diluted share in the prior year’s six months.
Financing
On June 11, 2024, we entered into a four-month extension of the $500,000,000 interest-only mortgage loan on the office condominium of our 731 Lexington Avenue property and simultaneously paid down the principal balance by $10,000,000 to $490,000,000. The interest-only mortgage loan remains at the Prime rate (8.50% as of June 30, 2024) through the extended loan maturity of October 11, 2024.
Real Estate Sale
On May 19, 2023, we sold the Rego Park III land parcel in Queens, New York, for $71,060,000 inclusive of consideration for Brownfield tax benefits and reimbursement of costs for plans, specifications and improvements to date. Net proceeds from the sale were $67,821,000 after closing costs and the financial statement gain was $53,952,000.

Overview - continued
Square Footage, Occupancy and Leasing Activity
Our portfolio is comprised of five properties aggregating 2,456,000 square feet. As of June 30, 2024, the commercial occupancy rate was 92.1% and the residential occupancy rate was 98.7%.
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
Significant Tenant

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $60,946,000 and $59,177,000 for the six months ended June 30, 2024 and 2023, respectively, representing approximately 53% and 56% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

On May 3, 2024, Alexander’s and Bloomberg entered into an agreement to extend the leases covering approximately 947,000 square feet at our 731 Lexington Avenue property that were scheduled to expire in February 2029 for a term of eleven years to February 2040.

Results of Operations – Three Months Ended June 30, 2024, compared to June 30, 2023
Rental Revenues
Rental revenues were $53,392,000 for the three months ended June 30, 2024, compared to $53,673,000 for the prior year’s three months, a decrease of $281,000. This was primarily due to (i) $1,081,000 of lower rental revenue from IKEA’s lease expiration at Rego Park I and (ii) $1,001,000 of lower lease termination fee income, partially offset by (iii) $1,163,000 of higher straight-line rental revenue from Bloomberg’s lease extension at 731 Lexington Avenue and (iv) $857,000 of higher reimbursable operating expenses and capital expenditures.
Operating Expenses
Operating expenses were $24,991,000 for the three months ended June 30, 2024, compared to $24,818,000 for the prior year’s three months, an increase of $173,000. This was primarily due to higher non-reimbursable operating expenses.
Depreciation and Amortization
Depreciation and amortization was $8,697,000 for the three months ended June 30, 2024, compared to $8,081,000 for the prior year’s three months, an increase of $616,000. This was primarily due to $347,000 of higher amortization expense associated with leasing commissions paid in connection with Bloomberg’s lease extension at 731 Lexington Avenue and $336,000 of higher depreciation expense on capital projects placed into service.
General and Administrative Expenses
General and administrative expenses were $2,159,000 for the three months ended June 30, 2024, compared to $1,906,000 for the prior year’s three months, an increase of $253,000. This was primarily due to higher professional fees.
Interest and Other Income
Interest and other income was $7,054,000 for the three months ended June 30, 2024, compared to $4,523,000 for the prior year’s three months, an increase of $2,531,000. This was primarily due to an increase in average interest rates.
Interest and Debt Expense
Interest and debt expense was $16,219,000 for the three months ended June 30, 2024, compared to $13,196,000 for the prior year’s three months, an increase of $3,023,000. This was primarily due to $1,990,000 of higher interest rate cap premium amortization and $876,000 of higher interest expense resulting from increases in rates.
Net Gain on Sale of Real Estate
Net gain on sale of real estate was $53,952,000 for the prior year’s three months, resulting from the sale of the Rego Park III land parcel in Queens, New York.

Results of Operations – Six Months Ended June 30, 2024, compared to June 30, 2023
Rental Revenues
Rental revenues were $114,789,000 for the six months ended June 30, 2024, compared to $106,614,000 for the prior year’s six months, an increase of $8,175,000. This was primarily due to (i) $6,641,000 of higher rental revenue from IKEA’s lease modification at Rego Park I, (ii) $1,163,000 of higher straight-line rental revenue from Bloomberg’s lease extension at 731 Lexington Avenue and (iii) $1,620,000 of higher reimbursable operating expenses and capital expenditures, partially offset by (iv) $651,000 of lower lease termination fee income.
Operating Expenses
Operating expenses were $50,254,000 for the six months ended June 30, 2024, compared to $49,762,000 for the prior year’s six months, an increase of $492,000. This was primarily due to higher non-reimbursable operating expenses.
Depreciation and Amortization
Depreciation and amortization was $18,174,000 for the six months ended June 30, 2024, compared to $15,559,000 for the prior year’s six months, an increase of $2,615,000. This was due to (i) $1,304,000 of higher depreciation expense on capital projects placed into service, (ii) $964,000 of accelerated depreciation and amortization related to IKEA’s lease modification at Rego Park I and (iii) $347,000 of higher amortization expense associated with leasing commissions paid in connection with Bloomberg’s lease extension at 731 Lexington Avenue.
General and Administrative Expenses
General and administrative expenses were $3,635,000 for the six months ended June 30, 2024, compared to $3,265,000 for the prior year’s six months, an increase of $370,000. This was primarily due to higher professional fees.
Interest and Other Income
Interest and other income was $14,216,000 for the six months ended June 30, 2024, compared to $8,842,000 for the prior year’s six months, an increase of $5,374,000. This was primarily due to an increase in average interest rates.
Interest and Debt Expense
Interest and debt expense was $32,453,000 for the six months ended June 30, 2024, compared to $25,449,000 for the prior year’s six months, an increase of $7,004,000. This was primarily due to $5,086,000 of higher interest rate cap premium amortization and $1,746,000 of higher interest expense resulting from increases in rates.
Net Gain on Sale of Real Estate
Net gain on sale of real estate was $53,952,000 for the prior year’s six months, resulting from the sale of the Rego Park III land parcel in Queens, New York.

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

As of June 30, 2024, we had $524,377,000 of liquidity comprised of cash and cash equivalents and restricted cash. Recent increases in interest rates and inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
For the Six Months Ended June 30, 2024
Cash and cash equivalents and restricted cash were $524,377,000 as of June 30, 2024, compared to $552,977,000 as of December 31, 2023, a decrease of $28,600,000. This decrease resulted from (i) $57,308,000 of net cash used in financing activities, partially offset by (ii) $28,327,000 of net cash provided by operating activities and (iii) $381,000 of net cash provided by investing activities.
Net cash used in financing activities of $57,308,000 was comprised of (i) $46,176,000 of dividends paid, (ii) $10,000,000 of debt repayments and (iii) $1,132,000 of debt issuance costs.
Net cash provided by operating activities of $28,327,000 was comprised of (i) net income of $24,489,000 and (ii) adjustments for non-cash items of $32,748,000, partially offset by (iii) the net change in operating assets and liabilities of $28,910,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $19,118,000, (ii) straight-lining of rents of $11,076,000, (iii) interest rate cap premium amortization of $5,908,000 and (iv) stock-based compensation expense of $450,000, partially offset by (v) other non-cash adjustments of $3,804,000.
Net cash provided by investing activities of $381,000 was comprised of $6,563,000 of proceeds from an interest rate cap, partially offset by construction in progress and real estate additions of $6,182,000.
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
Net cash provided by operating activities of $65,909,000 was comprised of (i) net income of $75,373,000, (ii) the net change in operating assets and liabilities of $19,039,000, partially offset by (iii) adjustments for non-cash items of $28,503,000. The adjustments for non-cash items were comprised of (i) net gain on sale of real estate of $53,952,000, partially offset by (ii) depreciation and amortization (including amortization of debt issuance costs) of $16,399,000, (iii) other non-cash adjustments of $4,431,000, (iv) straight-lining of rents of $4,169,000 and (v) stock-based compensation expense of $450,000.
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

Letters of Credit
Approximately $900,000 of standby letters of credit were issued and outstanding as of June 30, 2024.
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
FFO (non-GAAP) for the three and six months ended June 30, 2024 and 2023
FFO (non-GAAP) for the three months ended June 30, 2024 was $17,009,000, or $3.31 per diluted share, compared to $18,208,000, or $3.55 per diluted share in the prior year’s three months.
FFO (non-GAAP) for the six months ended June 30, 2024 was $42,541,000, or $8.29 per diluted share, compared to $36,841,000, or $7.18 per diluted share in the prior year’s six months.
The following table reconciles our net income to FFO (non-GAAP):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(Amounts in thousands, except share and per share amounts)	2024	2023	2024	2023
Net income	$8,380	$64,147	$24,489	$75,373
Depreciation and amortization of real property	8,629	8,013	18,052	15,420
Net gain on sale of real estate	—	(53,952)	—	(53,952)
FFO (non-GAAP)	$17,009	$18,208	$42,541	$36,841

FFO per diluted share (non-GAAP)	$3.31	$3.55	$8.29	$7.18

Weighted average shares used in computing FFO per diluted share	5,131,902	5,128,823	5,131,290	5,127,959

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2024			2023
(Amounts in thousands, except per share amounts)	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$692,544	7.65%	$6,925	$702,544	5.88%
Fixed Rate	394,000	1.97%	—	394,000	1.97%
	$1,086,544	5.59%	$6,925	$1,096,544	4.48%

Total effect on diluted earnings per share			$1.35
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
Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of June 30, 2024 and December 31, 2023, the estimated fair value of our consolidated debt was $1,066,388,000 and $1,071,887,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.

10.1		-	Third Amendment of Lease, dated as of the 20th of April 2016 between 731 Office One LLC and Bloomberg L.P.	**

10.2		-	Fourth Amendment of Lease, dated as of the 28th of June 2019 between 731 Office One LLC and Bloomberg L.P.	**

10.3		-	Fifth Amendment of Lease, dated as of the 17th of December 2021 between 731 Office One LLC and Bloomberg L.P.	**

10.4		-	Sixth Amendment of Lease, dated as of the 29th of March 2022 between 731 Office One LLC and Bloomberg L.P.	**

10.5		-	Seventh Amendment of Lease, dated as of the 19th of July 2022 between 731 Office One LLC and Bloomberg L.P.	**

10.6		-	Eighth Amendment of Lease, dated as of the 21st of July 2023 between 731 Office One LLC and Bloomberg L.P.	**

10.7	+	-	Ninth Amendment of Lease, dated as of the 3rd of May 2024 between 731 Office One LLC and Bloomberg L.P.	**

10.8		-	Loan Extension and Modification Agreement, dated June 11, 2024, between 731 Office One LLC, as Borrower, and among Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of DBCG 2017-BBG Mortgage Trust Commercial Mortgage Pass-Through Certificates (together with its successors and assigns), as Lender.	***

10.9		-	Second Amendment to Rego II Real Estate Sub-Retention Agreement, dated as of the 18th of June 2024 between Alexander’s, Inc. and Vornado Realty L.P.	****
__________________
	**		Incorporated by reference from Form 10-Q filed on May 6, 2024.
	***		Incorporated by reference from Form 8-K filed on June 12, 2024.
	****		Filed herewith.
	+		Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

15.1	-	Letter regarding unaudited interim financial information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101	-	The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104	-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted as iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: August 5, 2024	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)