Form 10-K
period 2024-12-31
ALEXANDERS INC
filed 2025-02-10
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDERS INC
(Exact name of registrant as specified in its charter)

Delaware			51-0100517
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
210 Route 4 East,	Paramus,	New Jersey	07652
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(201)	587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	ALX	New York Stock Exchange

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

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $477,911,000 at June 30, 2024.

As of January 31, 2025, there were 5,107,290 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2025.

 __________________________
 (1)    These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2024, portions of which are incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10‑K. We also note the following forward-looking statements: estimates of future rents, estimates of future capital expenditures and estimates of dividends on shares of our common stock. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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
 We have five properties in New York City consisting of:
 Operating properties

•731 Lexington Avenue, a 1,080,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 947,000 and 133,000 of rentable square feet of office and retail space, respectively. Bloomberg L.P. (“Bloomberg”) occupies all of the office space. The Home Depot (83,000 square feet) was the principal retail tenant at the property until its lease expired on January 31, 2025;
•Rego Park I, a 338,000 square foot shopping center, is located on Queens Boulevard and 63rd Road in Queens. The center was anchored by a 50,000 square foot Burlington and a 36,000 square foot Marshalls. In the fourth quarter of 2024, we entered into ten-year leases with Burlington and Marshalls to relocate them to our Rego Park II property in 2025. Rego Park I will then be vacant and we are currently exploring sale and development opportunities for the property;
•Rego Park II, a 615,000 square foot shopping center, is located adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased;
•Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is subleased to New World Mall LLC. The property is ground leased through January 2027 with one ten-year extension option; and
•The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.
Relationship with Vornado
We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements which expire in March of each year and are automatically renewable. Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating office and retail properties.
As of December 31, 2024, Vornado owned 32.4% of our outstanding common stock. Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado. As of December 31, 2024, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.

Significant Tenant
Bloomberg accounted for revenue of $125,349,000, $120,351,000 and $115,129,000 in the years ended December 31, 2024, 2023 and 2022, respectively, representing approximately 55%, 54% and 56% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
Environmental Sustainability Initiatives
We have long believed a focus on environmental sustainability is responsible management of our business and important to our tenants, investors, employees and communities that we serve. Since we are externally managed by Vornado, Vornado’s Corporate Governance and Nominating Committee of its Board of Trustees is assigned with oversight of sustainability matters at Alexander’s, which includes climate change risk. Environmental sustainability initiatives are carried out by a dedicated team of professionals that work directly with Vornado’s business units. In the discussion below, when we refer to Vornado’s buildings, it includes our buildings.
Vornado is an industry leader in sustainability, owning and operating more than 26 million square feet of LEED (Leadership in Energy and Environmental Design) certified buildings, representing 100% of its certifiable office portfolio, with over 24 million square feet at LEED Gold or Platinum. In 2024, Vornado:
•became the first major U.S. real estate owner and operator to achieve 100% LEED certification across its entire portfolio of certifiable in-service buildings;
•received a GRESB’s five star rating and an assessment score of 92, placing in the top 3% within Americas/Listed, and the “Green Star” distinction for the twelfth consecutive year;
•received the National Association for Real Estate Investment Trusts’ (NAREIT) inaugural “The Impact at Scale Award,” for implementing operational initiatives in the PENN district that advance corporate sustainability and deliver measurable impact; and
•was recognized as an EPA ENERGY STAR Partner of the Year with the distinction of having demonstrated nine years of sustained excellence.
Vornado prioritizes addressing climate change and in 2019 adopted a 10-year plan to make its buildings carbon neutral by 2030 (“Vision 2030”). Vision 2030 is a multi-faceted approach that prioritizes energy reduction, recovery, and renewable power. Vornado relies on technology, as well as meaningful stakeholder collaboration with its tenants, its employees, and its communities, to achieve this plan. Vornado’s commitment to carbon neutrality and associated emissions reduction targets have been approved by the Science Based Targets Initiative as consistent with a 1.5°C climate scenario limit, the most ambitious goal of the Paris Agreement.
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
Vornado is committed to transparent reporting of sustainability performance indicators and publishes an annual Sustainability Report in accordance with the Global Reporting Initiative and aligned with the metrics codified by the Sustainability Accounting Standards Board. Vornado also submits public reports to CDP, CSA (the S&P Global Corporate Sustainability Assessment) and EP100 (global initiative led by Climate Group). Further details on Vornado’s environmental sustainability initiatives and strategy, including its Vision 2030 Roadmap, can be found in Vornado’s 2023 Sustainability Report at (vno.com/sustainability). There can be no assurance that Vornado’s Vision 2030 commitment will be achieved in the planned time frame. The Sustainability Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.

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
Human Capital Resources
Since we are externally managed by Vornado, we do not have separate employees that provide management, leasing and development services. We currently have 90 property-level employees who provide cleaning, engineering and security services. Our employees are managed by Vornado in accordance with its employee policies and they have access to Vornado’s benefits, training and other programs.
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
In 2024, approximately 55% of our rental revenues was from Bloomberg, the office tenant at our 731 Lexington Avenue office property. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing remain prevalent in certain situations, following the COVID-19 pandemic. Changes in tenant space utilization, including from the continuation of work from home and flexible work arrangement policies, may cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on our business. Additionally, the increased use of artificial intelligence (“AI”) could result in changes in tenant space utilization, including the need to reduce or reconfigure space.
All of our properties are in New York City and are affected by the economic cycles and risks inherent to this area.
All of our revenues come from properties located in New York City. Real estate markets are affected by economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy and declines in the New York City real estate market have affected and could affect our financial performance and the value of our properties. In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:
•financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;
•business layoffs or downsizing;
•any oversupply of, or reduced demand for, real estate;
•industry slowdowns;
•the effects of inflation;
•interest rate fluctuations;
•relocations of businesses;
•changing demographics;
•work from home and use of alternative work places;
•changes in the number of domestic and international tourists to our markets (including as a result of changes in the relative strengths of world currencies);
•changes in diplomatic and trade relationships, as well as potential tariffs;
•the fiscal health of New York State and New York City governments and local transit authorities;
•quality of life conditions;
•infrastructure quality;
•increased government regulation and costs of complying with such regulations; and
•changes in rates or limitations of the deductibility of state and local taxes.
It is impossible for us to predict the future effects of trends in the economic and investment climates of the New York City metropolitan region, and more generally of the United States, or the real estate market in this area. Local, national or global economic downturns could negatively affect the value of our properties, our business and profitability.
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
The factors that affect the value of our real estate assets include, among other things:
•global, national and local economic conditions and geopolitical events;
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
•potential changes in trade relationships, new tariffs and other trade protection measures or barriers that may adversely affect retailers and retail store values;
•the timing and costs associated with property improvements and rentals;
•whether we are able to pass all or portions of any increases in operating costs through to tenants;
•changes in real estate taxes and other expenses;
•fluctuations in interest rates;
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
•availability of financing on acceptable terms or at all;
•inflation or deflation;
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
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, considering among other things, rent and concessions, the cost of improvements to the property and leasing commissions, may be on less economically favorable terms. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property and/or space. If we are unable to promptly renew the leases or relet the space at similar rates, lease vacant space, or if we are otherwise not able to maintain occupancy on economically favorable terms, our cash flow and ability to service debt obligations and pay dividends and distributions to stockholders could be adversely affected.
 731 Lexington Avenue accounts for a majority of our revenues. Loss of or damage to the building would adversely affect our financial condition and results of operations.
731 Lexington Avenue accounted for revenue of $153,298,000, $148,806,000 and $138,778,000 in the years ended December 31, 2024, 2023 and 2022, respectively, representing approximately 68%, 66% and 67% of our rental revenues in each year, respectively. Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.
Bloomberg represents a majority of our revenues. Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.
Bloomberg accounted for revenue of $125,349,000, $120,351,000 and $115,129,000 in the years ended December 31, 2024, 2023 and 2022, respectively, representing approximately 55%, 54% and 56% of our rental revenues in each year, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.
We depend upon anchor tenants to attract shoppers at our Rego Park retail properties and decisions made by these tenants, or adverse developments in the businesses of these tenants, could materially affect our financial condition and results of operations.
Our Rego Park retail properties are anchored by well-known large format retailers and other tenants who generate shopping traffic. The value of these properties would be adversely affected if our anchor tenants failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy.  If the level of sales at stores operating in our properties were to decline significantly due to economic conditions, increased competition from online shopping, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord. Additionally, closure of an anchor or major tenant could result in lease terminations by, or reductions of rent from other tenants if the other tenants’ leases have co-tenancy clauses.
Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time-to-time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy, become insolvent or experience a material business downturn adversely affecting their ability to make timely rental payments in the future. If a tenant does not pay its rent, we may face delays enforcing our rights as landlord and may incur substantial legal and other costs. Even if we are able to enforce our rights, a tenant may not have recoverable assets. The bankruptcy or insolvency of a major tenant may delay our efforts to collect past-due balances under the relevant leases and could ultimately preclude collection of these amounts altogether. As a result, the bankruptcy or insolvency of, or nonpayment by, a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property, which could in turn result in decreased net income and funds available to pay our indebtedness and make distributions to stockholders.

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a deductible of $338,000 and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
All of our properties are located in New York City, and our most significant property, 731 Lexington Avenue, is located on Lexington Avenue and 59th Street in Manhattan. In response to a terrorist attack, the perceived threat of terrorism or other criminal acts, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity or have lower rates of crime and fewer customers may choose to patronize businesses in this area. This, in turn, could trigger a decrease in the demand for space in this area, which could increase vacancies in our properties and force us to lease space on less favorable terms. Furthermore, we may experience increased costs for security, equipment and personnel. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

The effects of climate change and natural disasters could have a concentrated impact on the area where we operate and could adversely affect our results.
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
Our properties are located in an urban area, which means the vitality of our properties is reliant on sound transportation and utility infrastructure systems. If one of those systems is compromised in any way by an extreme weather event, such a compromise could have an adverse effect on our local economies and populations, as well as on our tenants’ ability to do business in our buildings.
Our properties are subject to transitional risks related to climate-related policy change.
De-carbonization of grid-supplied energy (as has been mandated by the Climate Leadership and Community Protection Act in New York State) could lead to increased energy costs and operating expenses for our buildings. Retrofitting our building systems to consume less energy could lead to increased capital costs. In addition, buildings which consume fossil fuel onsite may be subject to penalties in the future. Although these laws and regulations have not had any material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition.
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

Significant inflation and increases in the inflation rate could adversely affect our business and financial results.
Elevated rates of inflation, both real and anticipated, may impact our business and results of operations. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials could increase, which could have an adverse effect on our business and financial results. Increased inflation could also adversely affect us by increasing costs of construction and renovation. While increases in most operating expenses at our properties can be passed on to our office and retail tenants, some tenants have fixed reimbursement charges, and expenses at our residential property may not be able to be passed on to residential tenants. An increase in unreimbursed operating expenses may reduce cash flow available to pay our indebtedness and make distributions to our stockholders.
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
We continue to engage in development, redevelopment and repositioning activities with respect to our properties, and, accordingly are subject to certain risks in connection with development and redevelopment activities, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) cost overruns, especially in an inflationary environment, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (iv) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (v) start up, repositioning and redevelopment costs may be higher than anticipated; (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management’s time to projects which we do not complete; (viii) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or redevelopment costs and (ix) the possibility that properties will be leased at below expected rental rates. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities or reduce the ultimate rents achieved on new developments. These outcomes could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common shares and ability to pay our indebtedness and make distributions to our stockholders.
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
There are many factors that can affect the value of our equity securities, including the state of the capital markets and the economy. Demand for office and retail space typically declines nationwide due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets and obtain reasonable pricing to meet liquidity needs may materially affect our financial condition and results of operations and the value of our common stock.
We have outstanding debt, and the amount of debt and its cost may continue to increase and refinancing may not be available on acceptable terms, which could affect our future operations.
As of December 31, 2024, total mortgages payable, excluding deferred debt issuance costs, was $996,544,000, and our rate of total debt to total enterprise value was 59%. “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet our required debt service. Our debt service costs generally will not be reduced if conditions in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected.
If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of the property.
If we are unable to obtain additional debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, the volatility in the interest rate environment has led to an increase in interest rates on our variable rate debt, including on new hedging instruments, and an increase in the cost of refinancing our existing debt and entering into new debt, all which have reduced, and could continue to reduce our operating cash flows. While certain of our debt is fixed by an interest rate swap arrangement, the arrangement expires earlier than the mortgage loan maturity, resulting in future exposure to rising interest rates, which could further reduce our available cash. If the cost or amount of our indebtedness continues to increase or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of default on our obligations that could adversely affect our financial condition and results of operations.
Our existing financing documents contain covenants and restrictions that may restrict our operational and financial flexibility.
As of December 31, 2024, we had outstanding mortgage indebtedness of $996,544,000, secured by three of our properties. These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and in certain cases provide for yield maintenance or defeasance premiums to prepay them. These mortgages may significantly restrict our operational and financial flexibility. In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities.  In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.
The hedge instruments we may use to manage our exposure to interest rate volatility involve risks.
The interest rate hedge instruments we may use to manage some of our exposure to interest rate volatility involve risks, including the risk that counterparties may fail to perform under these arrangements. If interest rates continue to fall, these arrangements may cause us to pay higher interest on our debt obligations than would otherwise be the case. In addition, the use of such instruments may generate income that may not be treated as qualifying REIT income for purposes of the 75% gross income test or 95% gross income test. Furthermore, there can be no assurance that our hedging arrangements will qualify as “highly effective” cash flow hedges under applicable accounting standards. If our hedges do not qualify as “highly effective,” the changes in the fair value of these instruments would be reflected in our results of operations and could adversely affect our earnings.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
Substantially all of our assets are owned by subsidiaries. We depend on dividends and distributions from these subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or make distributions to us.
Substantially all of our properties and assets are held through our subsidiaries. We depend on cash distributions and dividends from our subsidiaries for substantially all of our cash flow. The creditors of each of our subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before that subsidiary may pay dividends or make distributions to us. Thus, our ability to pay dividends, if any, to our security holders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.
In addition, our participation in any distribution of the assets of any of our subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, is only after the claims of the creditors, including trade creditors and preferred security holders, if any, of the applicable subsidiary, are satisfied.
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
As of December 31, 2024, Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and approximately 26.0% of our outstanding common stock. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate. Mr. Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate. Messrs. Wight and Mandelbaum are both trustees of Vornado and members of our Board of Directors. In addition, Vornado manages and leases the real estate assets of Interstate.
 As of December 31, 2024, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.0% owned by Interstate and its partners. In addition to the relationships described in the immediately preceding paragraph, Ms. Mandakini Puri is a trustee of Vornado and a member of our Board of Directors.
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
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber attacks, malware, ransomware, computer viruses, phishing, attachments to e-mails, persons who access our systems from inside or outside our organization, and other significant disruptions of our IT networks and related systems. Our suppliers and subcontractors face similar threats and an incident at one of these entities could adversely affect our business. These entities are typically outside our control and may have access to certain of our information with varying levels of security and cybersecurity resources. The risk of a security breach or disruption, particularly through a cyber attack, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased, including through the use of artificial intelligence. Although we have not experienced cyber incidents that are individually, or in the aggregate, material, the incidents we have experienced thus far have been mitigated by preventative, detective, and responsive measures that we have put in place. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
•inflation;
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
The interest of our current stockholders could be diluted if we issue additional equity securities. As of December 31, 2024, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 26,244 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors. In addition, 479,543 shares are available for future grant under the terms of our 2016 Omnibus Stock Plan. These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan. We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.
Loss of our key personnel could harm our operations and adversely affect the value of our common stock.
We are dependent on the efforts of Steven Roth, the Chairman of our Board of Directors and our Chief Executive Officer. While we believe that we could find a replacement for him and other key personnel, the loss of their services could harm our operations and adversely affect the value of our common stock.

RISKS RELATED TO REGULATORY COMPLIANCE
We may fail to qualify or remain qualified as a REIT, and may be required to pay federal income taxes at corporate rates, which could adversely affect the value of our common stock.
Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to stockholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If we had to pay federal income tax, the amount of money available to distribute to stockholders and pay our indebtedness would be reduced for the year or years involved, and we would not be required to make distributions to stockholders in that taxable year and in future years until we were able to qualify as a REIT and did so. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions. Our failure to qualify as a REIT could adversely affect our business and the value of our common stock.
We may face possible adverse federal tax audits and changes in federal tax laws, which may result in an increase in our tax liability.
In the normal course of business, certain entities through which we own real estate have either undergone or may undergo tax audits. Although we believe that we have substantial arguments in favor of our positions, in some instances there is no controlling precedent or interpretive guidance. There can be no assurance that audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
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
•A team principally responsible for managing our (i) cybersecurity risk assessment processes, (ii) security controls and (iii) response to cybersecurity incidents;
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
As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business, results of operations, or financial condition.
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees the implementation of the cybersecurity risk management program.
The Committee receives periodic reports from management on potential cybersecurity risks and threats and receives presentations on cybersecurity topics from Vornado and its Chief Information Officer. The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the cybersecurity risk management program as needed.
Management, along with Vornado, is responsible for assessing and managing our material risks from cybersecurity threats. Management and Vornado have primary responsibility for our overall cybersecurity risk management program and supervise both the internal cybersecurity personnel and external cybersecurity consultants. Vornado’s Chief Information Officer has many years of experience leading cybersecurity oversight and overall has broad, extensive experience with information technology, including security, auditing, compliance, systems and programming.
The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by Vornado; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors.

ITEM 2.     PROPERTIES
The following table shows the location, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2024.

			Square Feet				Weighted
					Under		Average
					Development or		Escalated
		Land	Total	In	Not Available	Occupancy	Annual			Expiration
	Property	Acreage	Property	Service	for Lease	Rate	Rent PSF (1)		Tenants	Date (2)
	Operating Properties:
	731 Lexington Avenue
	New York, NY
	Office		947,000	947,000	—	100.0%	$143.95		Bloomberg L.P.	2040

	Retail		83,000	83,000	—				The Home Depot	2025 (3)
			38,000	38,000	—				Various	Various
			12,000	12,000	—				Vacant	N/A
			133,000	133,000	—	90.3%	269.65
		1.9	1,080,000	1,080,000	—	98.9%	157.02

	Rego Park I
	Queens, NY
			50,000	50,000	—				Burlington	(4)
			36,000	36,000	—				Marshalls	(4)
			252,000	—	252,000				Vacant	N/A
		4.8	338,000	86,000	252,000	100.0%	73.43

	Rego Park II
	Queens, NY
			145,000	145,000	—				Costco	2034
			133,000	133,000	—				Kohl’s (5)	2031
			47,000	47,000	—				Best Buy	2034
			167,000	145,000	22,000				Various	Various
			60,000	—	60,000				Burlington (4)	2035
			40,000	—	40,000				Marshalls (4)	2035
			23,000	9,000	14,000				Vacant	N/A
		6.6	615,000	479,000	136,000	99.0%	74.60

	Flushing
	Queens, NY (6)	1.0	167,000	167,000	—	100.0%	33.50		New World Mall LLC	2037
			2,200,000	1,812,000	388,000	99.1%	119.53

	The Alexander apartment tower, 312 units
	Queens, NY	—	255,000	255,000	—	94.2%	50.37	(7)	Residential	(8)
			2,455,000	2,067,000	388,000

(1)
Represents the weighted average escalated annual rent per square foot, which includes tenant reimbursements and excludes the impact of tenant concessions (such as free rent), as of December 31, 2024.  For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.

(2)	Represents the year in which the tenant’s lease expires, without consideration of any renewal or extension options. Lease expiration dates are based on non-cancelable lease terms and do not extend beyond any early termination rights that the tenant may have under its lease.
(3)	Lease expired on January 31, 2025.
(4)	In the fourth quarter of 2024, we entered into ten-year leases with Burlington and Marshalls to relocate them to our Rego Park II property in 2025.
(5)	Subleased through remaining original lease term.
(6)	Ground leased through January 2027 with one ten-year extension option.
(7)	Average monthly rent per unit is $3,442.
(8)	Residential tenants generally have one or two year leases.

Operating Properties
 731 Lexington Avenue
731 Lexington Avenue, a 1,080,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 947,000 and 133,000 of rentable square feet of office and retail space, respectively. Bloomberg L.P. (“Bloomberg”) occupies all of the office space. The Home Depot (83,000 square feet) was the principal retail tenant at the property until its lease expired on January 31, 2025.
The office portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $400,000,000 which matures in October 2028. The interest-only loan has a fixed rate of 5.04%. The loan is prepayable, at the Company’s option, with no penalty, beginning in October 2026.
The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan with a balance of $300,000,000 which matures in August 2025. The interest-only loan is at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
Rego Park I
Rego Park I, a 338,000 square foot shopping center, is located on Queens Boulevard and 63rd Road in Queens. The center was anchored by a 50,000 square foot Burlington and a 36,000 square foot Marshalls. In the fourth quarter of 2024, we entered into ten-year leases with Burlington and Marshalls to relocate them to our Rego Park II property in 2025. Rego Park I will then be vacant and we are currently exploring sale and development opportunities for the property. The center contains a parking deck (1,241 spaces) that provides for paid parking.
Rego Park II
Rego Park II, a 615,000 square foot shopping center, is located adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased. The center contains a parking deck (1,326 spaces) that provides for paid parking.
This center is encumbered by a mortgage loan in the amount of $202,544,000 which matures in December 2025. The interest-only loan is at SOFR plus 1.45% (5.79% as of December 31, 2024). In connection therewith, we purchased an interest rate cap with a notional amount of $202,544,000 that caps SOFR at a rate of 4.15% through December 2025.
Flushing
Our Flushing property is located on Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens. Roosevelt Avenue and Main Street are active shopping districts and there are many national retailers located in the area. A subway entrance is located directly in front of the property with bus service across the street. The property comprises a four-floor building containing 167,000 square feet and a parking garage, which is subleased to New World Mall LLC through January 2037. The property is ground leased through January 2027 with one ten-year extension option.
The Alexander Apartment Tower
The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.
The property is encumbered by a mortgage loan in the amount of $94,000,000 which matures in November 2027. The interest-only loan has a fixed rate of 2.63%.

ITEM 3.        LEGAL PROCEEDINGS
We are from time-to-time involved in legal actions arising in the ordinary course of business.  In our opinion, after consultation with our legal counsel, the outcome of such pending matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “ALX.”

As of January 31, 2025, there were 166 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

None.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 400 MidCap Index (the “S&P 400 MidCap Index”), Standard & Poor’s 500 Index (the “S&P 500 Index”), and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on December 31, 2019 in our common stock, the S&P 400 MidCap Index, the S&P 500 Index, and the NAREIT All Equity Index, and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Five-Year Cumulative Return
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
Alexander's, Inc.
S&P 400 MidCap Index
S&P 500 Index
The NAREIT All Equity Index

		2019	2020	2021	2022	2023	2024
	Alexander’s, Inc.	$100	$90	$90	$82	$87	$89
	S&P 400 MidCap Index(1)	100	114	142	123	144	164
	S&P 500 Index (1)	100	118	152	125	158	197
	The NAREIT All Equity Index	100	95	134	101	112	118
(1)
The Company has elected to replace the S&P 500 Index with the S&P 400 MidCap Index, as we believe this index represents a group of companies more aligned with a comparable peer group. To facilitate comparison to the performance graph presented in our Annual Report for the prior year, the S&P 500 Index is presented above.

ITEM 6. RESERVED

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion should be read in conjunction with the consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2024 and 2023, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2022, including year-to-year comparisons between 2023 and 2022, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our business has been, and may continue to be, affected by interest rate fluctuations, the effects of inflation and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows.

Overview - continued
Year Ended December 31, 2024 Financial Results Summary
Net income for the year ended December 31, 2024 was $43,444,000 or $8.46 per diluted share, compared to $102,413,000 or $19.97 per diluted share for the year ended December 31, 2023. Net income for the year ended December 31, 2023 included $53,952,000, or $10.52 per diluted share, of income as a result of a net gain on the sale of real estate.
Funds from operations (“FFO”) (non-GAAP) for the year ended December 31, 2024 was $77,968,000, or $15.19 per diluted share, compared to $81,067,000, or $15.80 per diluted share for the year ended December 31, 2023.
Square Footage, Occupancy and Leasing Activity
As of December 31, 2024, our portfolio was comprised of five properties aggregating 2,455,000 square feet. The commercial occupancy rate was 99.1% and the residential occupancy rate was 94.2%.
In May 2024, Alexander’s and Bloomberg entered into an agreement to extend the leases covering approximately 947,000 square feet at our 731 Lexington Avenue property that were scheduled to expire in February 2029 for a term of eleven years to February 2040.
Significant Tenant
Bloomberg accounted for revenue of $125,349,000, $120,351,000, and $115,129,000 in the years ended December 31, 2024, 2023 and 2022, respectively, representing approximately 55%, 54% and 56% of our rental revenues in each year, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
Financing
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
Impairment Analyses for Real Estate
Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment analyses are based on current plans, intended holding periods, ability to hold, and available information at the time the analyses are prepared. Assessing impairment can be complex and involves a high degree of subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, capital expenditures, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. These estimates can have a significant impact on the undiscounted cash flows or estimated fair value of an asset and could thereby affect the value of our real estate on our consolidated balance sheets as well as any potential impairment losses recognized on our consolidated statements of income.
Recent Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Results of Operations – Year Ended December 31, 2024 compared to December 31, 2023
Rental Revenues
Rental revenues were $226,374,000 in the year ended December 31, 2024, compared to $224,962,000 in the prior year, an increase of $1,412,000. This was primarily due to (i) $4,583,000 of higher rental revenue from Bloomberg’s lease extension, and (ii) $2,322,000 of higher real estate tax reimbursements due to higher real estate tax expense, partially offset by (iii) $3,785,000 of lower rental revenue from IKEA’s lease expiration at Rego Park I, (iv) $875,000 of lower rental revenue from Bed Bath & Beyond’s lease rejection at Rego Park I, and (v) $781,000 of lower rental revenue from Old Navy’s lease termination at Rego Park I.
Operating Expenses
Operating expenses were $103,240,000 in the year ended December 31, 2024, compared to $101,210,000 in the prior year, an increase of $2,030,000. This was primarily due to higher real estate tax expense and non reimbursable operating expenses, partially offset by higher capitalized expenses during the current year.
Depreciation and Amortization
Depreciation and amortization was $34,782,000 in the year ended December 31, 2024, compared to $32,898,000 in the prior year, an increase of $1,884,000. This was primarily due to higher depreciation expense on capital projects placed into service.
General and Administrative Expenses
General and administrative expenses were $6,519,000 in the year ended December 31, 2024, compared to $6,341,000 in the prior year, an increase of $178,000. This was primarily due to higher professional fees.
Interest and Other Income
Interest and other income was $24,429,000 in the year ended December 31, 2024, compared to $22,245,000 in the prior year, an increase of $2,184,000. This was primarily due to an increase in average interest rates.
Interest and Debt Expense
Interest and debt expense was $62,818,000 in the year ended December 31, 2024, compared to $58,297,000 in the prior year, an increase of $4,521,000. This was primarily due to higher interest rates, additional costs associated with the refinancing of our office condominium at 731 Lexington Avenue, and higher deferred debt issuance cost amortization, partially offset by lower interest rate cap premium amortization.
Net Gain on Sale of Real Estate
Net gain on the sale of real estate was $53,952,000 in the year ended December 31, 2023, resulting from the sale of the Rego Park III land parcel in Queens, New York in May 2023.

Related Party Transactions
Vornado
As of December 31, 2024, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable.  These agreements are described in Note 5 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.
Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  As of December 31, 2024, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.
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
As of December 31, 2024, we had $393,836,000 of liquidity comprised of cash and cash equivalents and restricted cash. Recent increases in interest rates and inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
Cash Flows for the Year Ended December 31, 2024
Cash and cash equivalents and restricted cash were $393,836,000 at December 31, 2024, compared to $552,977,000 at December 31, 2023, a decrease of $159,141,000. This resulted from (i) $200,025,000 of net cash used in financing activities and (ii) $13,222,000 of net cash used in investing activities, partially offset by (iii) $54,106,000 of net cash provided by operating activities.
Net cash used in financing activities of $200,025,000 was comprised of (i) debt repayments of $500,000,000, (ii) dividends paid of $92,378,000 and (iii) debt issuance costs of $7,647,000, partially offset by (iv) proceeds from borrowings of $400,000,000.
Net cash used in investing activities of $13,222,000 was comprised of construction in progress and real estate additions of $19,785,000, partially offset by proceeds from an interest rate cap of $6,563,000.
Net cash provided by operating activities of $54,106,000 was comprised of (i) net income of $43,444,000 and (ii) adjustments for non-cash items of $58,440,000, partially offset by (iii) the net change in operating assets and liabilities of $47,778,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $37,897,000, (ii) straight-lining of rents of $13,116,000, (iii) interest rate cap premium amortization of $6,483,000, (iv) other non-cash adjustments of $494,000 and (v) stock-based compensation expense of $450,000.

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
Net cash provided by investing activities of $321,812,000 was comprised of (i) proceeds from maturities of U.S. Treasury bills of $264,881,000, (ii) proceeds from sale of real estate of $67,821,000 and (iii) proceeds from an interest rate cap of $5,049,000, partially offset by (iv) the purchase of an interest rate cap of $11,258,000 and (v) construction in progress and real estate additions of $4,681,000.
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
Dividends
On February 5, 2025, our Board of Directors declared a regular quarterly dividend of $4.50 per share (an indicated annual rate of $18.00 per share).  The dividend, if declared by the Board of Directors at the same rate for all of 2025, would require us to pay out approximately $92,400,000 in 2025.
Debt
Below is a summary of our outstanding debt and maturities as of December 31, 2024.  We may refinance our maturing debt as it comes due or choose to repay it.

(Amounts in thousands)	Balance	Interest Rate	Maturity
731 Lexington Avenue, office condominium	$400,000	5.04%	Oct. 09, 2028
731 Lexington Avenue, retail condominium(1)(2)	300,000	1.76%	Aug. 05, 2025
Rego Park II shopping center(1)(3)	202,544	5.60%	Dec. 12, 2025
The Alexander apartment tower	94,000	2.63%	Nov. 01, 2027
Total	996,544
Deferred debt issuance costs, net of accumulated amortization of $7,381	(8,525)
Total, net	$988,019

(1)	Interest rate listed represents the rate in effect as of December 31, 2024 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)	Interest at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
(3)	Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through December 2025).

Below is a summary of our principal and interest repayments scheduled as of December 31, 2024.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Long-term debt obligations	$1,098,128	$542,746	$139,519	$415,863	$—
Total principal and interest repayments (1)	$1,098,128	$542,746	$139,519	$415,863	$—

(1) Interest on variable rate debt is computed using rates in effect as of December 31, 2024 adjusted for hedging instruments as applicable.

Liquidity and Capital Resources - continued
Capital Expenditures
Capital expenditures consist of expenditures to maintain and improve assets, tenant improvement allowances, lease incentives and leasing commissions. During 2025, we expect to spend approximately $125,000,000 of capital expenditures at our properties. We plan to fund these capital expenditures from operating cash flow, existing liquidity, and/or borrowings.
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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a deductible of $338,000 and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
FFO (non-GAAP) for the years ended December 31, 2024 and 2023
FFO (non-GAAP) for the year ended December 31, 2024 was $77,968,000, or $15.19 per diluted share, compared to $81,067,000, or $15.80 per diluted share for the year ended December 31, 2023.
The following table reconciles our net income to FFO (non-GAAP):

	For the Year Ended
	December 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Net income	$43,444	$102,413
Depreciation and amortization of real property	34,524	32,606
Net gain on sale of real estate	—	(53,952)
FFO (non-GAAP)	$77,968	$81,067

FFO per diluted share (non-GAAP)	$15.19	$15.80

Weighted average shares used in computing FFO per diluted share	5,132,418	5,129,330

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
We have an interest rate cap relating to the mortgage loan on Rego Park II shopping center with a notional amount of $202,544,000 that caps SOFR at 4.15% through December 2025.
We have an interest rate swap relating to the mortgage loan on the retail condominium of our 731 Lexington Avenue property with a notional amount of $300,000,000 that swaps SOFR plus 1.51% for a fixed rate of 1.76% through May 2025.
 Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of December 31, 2024 and 2023, the estimated fair value of our consolidated debt was $967,941,000 and $1,071,887,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	36

Consolidated Balance Sheets as of December 31, 2024 and 2023	38

Consolidated Statements of Income for the
Years Ended December 31, 2024, 2023 and 2022	39

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2024, 2023 and 2022	40

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2024, 2023 and 2022	41

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2024, 2023 and 2022	42

Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the "Company") as of December 31, 2024, and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 10, 2025

We have served as the Company’s auditor since 1969.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2024	2023
Real estate, at cost:
Land	$32,271	$32,271
Buildings and leasehold improvements	1,046,132	1,034,068
Development and construction in progress	6,794	281
Total	1,085,197	1,066,620
Accumulated depreciation and amortization	(443,627)	(415,903)
Real estate, net	641,570	650,717
Cash and cash equivalents	338,532	531,855
Restricted cash	55,304	21,122
Tenant and other receivables	5,112	6,076
Receivable arising from the straight-lining of rents	111,750	124,866
Deferred leasing costs, net, including unamortized leasing fees to Vornado of
$22,380 and $19,540, respectively	163,677	24,888
Other assets	25,350	44,156
	$1,341,295	$1,403,680

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$988,019	$1,092,551
Amounts due to Vornado	1,159	715
Accounts payable and accrued expenses	38,743	51,750
Lease incentive liabilities	115,118	—
Other liabilities	21,397	21,007
Total liabilities	1,164,436	1,166,023

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	34,765	34,315
Retained earnings	133,402	182,336
Accumulated other comprehensive income	3,887	16,201
	177,227	238,025
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	176,859	237,657
	$1,341,295	$1,403,680

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Rental revenues	$226,374	$224,962	$205,814
EXPENSES
Operating, including fees to Vornado of $6,581, $6,480 and $6,037, respectively	(103,240)	(101,210)	(90,446)
Depreciation and amortization	(34,782)	(32,898)	(29,797)
General and administrative, including management fees to Vornado of $2,440 in each year	(6,519)	(6,341)	(6,106)

Total expenses	(144,541)	(140,449)	(126,349)

Interest and other income	24,429	22,245	6,769
Interest and debt expense	(62,818)	(58,297)	(28,602)
Net gain on sale of real estate	—	53,952	—
Net income	$43,444	$102,413	$57,632

Net income per common share - basic and diluted	$8.46	$19.97	$11.24

Weighted average shares outstanding - basic and diluted	5,132,418	5,129,330	5,126,100

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$43,444	$102,413	$57,632
Other comprehensive (loss) income:
Change in fair value of interest rate derivatives and other	(12,314)	(9,385)	18,092
Comprehensive income	$31,130	$93,028	$75,724

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Capital	Retained Earnings		Treasury Stock	Total Equity
	Shares	Amount
Balance, December 31, 2021	5,173	$5,173	$33,415	$206,875	$7,494	$(368)	$252,589
Net income	—	—	—	57,632	—	—	57,632
Dividends paid ($18.00 per common share)	—	—	—	(92,264)	—	—	(92,264)
Change in fair value of interest rate derivatives and other	—	—	—	—	18,092	—	18,092
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, December 31, 2022	5,173	5,173	33,865	172,243	25,586	(368)	236,499
Net income	—	—	—	102,413	—	—	102,413
Dividends paid ($18.00 per common share)	—	—	—	(92,320)	—	—	(92,320)
Change in fair value of interest rate derivatives and other	—	—	—	—	(9,385)	—	(9,385)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, December 31, 2023	5,173	5,173	34,315	182,336	16,201	(368)	237,657
Net income	—	—	—	43,444	—	—	43,444
Dividends paid ($18.00 per common share)	—	—	—	(92,378)	—	—	(92,378)
Change in fair value of interest rate derivatives	—	—	—	—	(12,314)	—	(12,314)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, December 31, 2024	5,173	$5,173	$34,765	$133,402	$3,887	$(368)	$176,859

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,444	$102,413	$57,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	37,897	34,605	31,454
Net gain on sale of real estate	—	(53,952)	—
Straight-lining of rents	13,116	2,631	7,960
Stock-based compensation expense	450	450	450
Interest rate cap premium amortization	6,483	7,770	—
Other non-cash adjustments	494	(1,559)	(2,928)
Change in operating assets and liabilities:
Tenant and other receivables	165	(572)	1,680
Other assets	(149,445)	14,141	2,782
Amounts due to Vornado	98	(60)	40
Accounts payable and accrued expenses	(13,695)	3,263	3,141
Lease incentive liabilities	115,118	—	—
Other liabilities	(19)	(19)	338
Net cash provided by operating activities	54,106	109,111	102,549

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(19,785)	(4,681)	(14,386)
Purchase of U.S. Treasury bills	—	—	(364,238)
Proceeds from maturities of U.S. Treasury bills	—	264,881	99,358
Proceeds from sale of real estate	—	67,821	—
Purchase of interest rate cap	—	(11,258)	—
Proceeds from interest rate cap	6,563	5,049	—
Net cash (used in) provided by investing activities	(13,222)	321,812	(279,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(92,378)	(92,320)	(92,264)
Debt issuance costs	(7,647)	(104)	(46)
Debt repayments	(500,000)	—	—
Proceeds from borrowings	400,000	—	—
Net cash used in financing activities	(200,025)	(92,424)	(92,310)

Net (decrease) increase in cash and cash equivalents and restricted cash	(159,141)	338,499	(269,027)
Cash and cash equivalents and restricted cash at beginning of year	552,977	214,478	483,505
Cash and cash equivalents and restricted cash at end of year	$393,836	$552,977	$214,478

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$531,855	$194,933	$463,539
Restricted cash at beginning of year	21,122	19,545	19,966
Cash and cash equivalents and restricted cash at beginning of year	$552,977	$214,478	$483,505

Cash and cash equivalents at end of year	$338,532	$531,855	$194,933
Restricted cash at end of year	55,304	21,122	19,545
Cash and cash equivalents and restricted cash at end of year	$393,836	$552,977	$214,478

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (net of amounts capitalized)	$59,685	$53,975	$25,934

NON-CASH TRANSACTIONS
Write-off of fully depreciated assets	$2,242	$8,097	$23
Liability for real estate additions, including $346 for development fees due to Vornado in 2024	3,003	1,969	2,254
Additional estimated lease liability arising from the recognition of right-of-use asset	—	—	16,099

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

We have five properties in New York City consisting of:

Operating properties

•731 Lexington Avenue, a 1,080,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 947,000 and 133,000 of rentable square feet of office and retail space, respectively. Bloomberg L.P. (“Bloomberg”) occupies all of the office space. The Home Depot (83,000 square feet) was the principal retail tenant at the property until its lease expired on January 31, 2025. Annual rental revenues from the Home Depot at expiration was approximately $15,150,000;

•Rego Park I, a 338,000 square foot shopping center, is located on Queens Boulevard and 63rd Road in Queens. The center was anchored by a 50,000 square foot Burlington and a 36,000 square foot Marshalls. In the fourth quarter of 2024, we entered into ten-year leases with Burlington and Marshalls to relocate them to our Rego Park II property in 2025;

•Rego Park II, a 615,000 square foot shopping center, is located adjacent to the Rego Park I shopping center in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s, which has been subleased;

•Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is subleased to New World Mall LLC. The property is ground leased through January 2027 with one ten-year extension option; and

•The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.

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

Recently Issued Accounting Literature
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These consolidated financial statements incorporate the adoption of ASU 2023-07 as required. Refer to Note 13 - Segment Information.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statements.
Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization.  As of December 31, 2024 and 2023, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $641,570,000 and $650,717,000, respectively.  Maintenance and repairs are generally expensed as incurred.  Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.

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
Revenue Recognition – Rental revenues include revenues from the leasing of space at our properties to tenants, tenant services and parking garage revenues. We have the following revenue recognition policies:
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
Restricted Cash – Restricted cash primarily consists of cash escrowed under loan and interest rate derivative agreements, including for debt service, real estate taxes, property insurance, leasing costs and capital improvements, and security deposits.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
Deferred Charges – Direct financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest rate method, over the terms of the related agreements as a component of interest and debt expense.  Direct and incremental costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases.
Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year. We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the year ended December 31, 2024 were characterized, for federal income tax purposes, as 100% ordinary income. Dividends distributed for the year ended December 31, 2023 were characterized, for federal income tax purposes, as 41.5% ordinary income and 58.5% of long-term capital gain income. Dividends distributed for the year ended December 31, 2022 were characterized, for federal income tax purposes, as 100.0% ordinary income.
The estimated taxable income attributable to our common stockholders (unaudited) for the years ended December 31, 2024, 2023 and 2022 was approximately $65,493,000, $98,555,000, and $64,960,000, respectively. The book to tax differences between net income and estimated taxable income primarily result from differences in the income recognition or deductibility of depreciation and amortization, gains or losses from the sale of real estate and other capital transactions, straight-line rent adjustments, the change in fair value of marketable securities and income from discontinued operations.
As of December 31, 2024, the net basis of our assets and liabilities for tax reporting purposes was approximately $133,704,000 lower than the amount reported for financial statement purposes.

3.    REVENUE RECOGNITION
The following is a summary of revenue sources for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Lease revenues	$217,656	$216,468	$197,230
Parking revenue	4,751	4,456	4,897
Tenant services	3,967	4,038	3,687
Rental revenues	$226,374	$224,962	$205,814
The components of lease revenues for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Fixed lease revenues	$147,903	$147,569	$135,668
Variable lease revenues	69,753	68,899	61,562
Lease revenues	$217,656	$216,468	$197,230

4. REAL ESTATE SALE
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.    RELATED PARTY TRANSACTIONS
Vornado
As of December 31, 2024, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado. As of December 31, 2024, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.
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
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Company management fees	$2,800	$2,800	$2,800
Development fees	472	—	3
Leasing fees	6,084	1,213	1,378
Commission on sale of real estate	—	711	—
Property management, cleaning, engineering, parking and security fees	6,053	6,005	5,912
	$15,409	$10,729	$10,093
As of December 31, 2024, the amounts due to Vornado were $642,000 for management, property management, cleaning, engineering and security fees, $346,000 for development fees and $171,000 for leasing fees. As of December 31, 2023, the amounts due to Vornado were $646,000 for management, property management, cleaning, engineering and security fees and $69,000 for leasing fees

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MORTGAGES PAYABLE
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
The following is a summary of our outstanding mortgages payable. We may refinance our maturing debt as it comes due or choose to repay it.

		Interest Rate at December 31, 2024	Balance at December 31,
(Amounts in thousands)	Maturity		2024	2023
First mortgages secured by:
731 Lexington Avenue, office condominium	Oct. 09, 2028	5.04%	$400,000	$500,000
731 Lexington Avenue, retail condominium(1)(2)	Aug. 05, 2025	1.76%	300,000	300,000
Rego Park II shopping center(1)(3)	Dec. 12, 2025	5.60%	202,544	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			996,544	1,096,544
Deferred debt issuance costs, net of accumulated amortization of $7,381 and $17,639, respectively			(8,525)	(3,993)
			$988,019	$1,092,551

(1)	Interest rate listed represents the rate in effect as of December 31, 2024 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)	Interest at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
(3)	Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through December 2025).

The net carrying value of real estate collateralizing the debt amounted to $587,548,000 as of December 31, 2024. Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2024, the principal repayments (based on the extended loan maturity dates) for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2025	$502,544
2026	—
2027	94,000
2028	400,000
2029	—
Thereafter	—

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

Financial Assets and Liabilities Measured at Fair Value
 Financial assets measured at fair value on our consolidated balance sheet as of December 31, 2024 consist of interest rate derivatives, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of December 31, 2024.

	As of December 31, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate derivatives (included in other assets)	$4,487	$—	$4,487	$—
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
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of December 31, 2024 and 2023, respectively.

	Fair Value Asset as of December 31,		As of December 31, 2024

(Amounts in thousands)	2024	2023	Notional Amount	Swapped Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$4,117	$16,315	$300,000	1.76%	5/25
Interest rate caps related to:
Rego Park II shopping center mortgage loan	370	1,370	202,544	(1)	12/25
731 Lexington Avenue mortgage loan, office condominium	—	4,923
Included in other assets	$4,487	$22,608

(1) SOFR cap strike rate of 4.15%.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS - continued
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of December 31, 2024 and 2023.

	As of December 31, 2024		As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash equivalents	$61,889	$61,889	$363,535	$363,535
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$996,544	$967,941	$1,096,544	$1,071,887

8. LEASES
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
Future undiscounted cash flows under our contractual non-cancelable operating leases are as follows:

(Amounts in thousands)	As of December 31, 2024
For the year ending December 31,
2025	$138,497
2026	128,752
2027	125,733
2028	133,449
2029	49,223
Thereafter	1,172,878

These amounts do not include reimbursements or additional rents based on a percentage of retail tenants’ sales.

Bloomberg accounted for revenue of $125,349,000, $120,351,000, and $115,129,000 in the years ended December 31, 2024, 2023 and 2022, respectively, representing approximately 55%, 54% and 56% of our rental revenues in each year, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
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
In connection with the lease extension, Bloomberg is entitled to a $113,618,000 tenant fund which is accounted for as a lease incentive under GAAP. Accordingly, during the second quarter of 2024, we recorded a deferred lease incentive asset of $113,618,000, which is amortized as a reduction to rental revenues over the remaining term of the lease, and a corresponding liability. These amounts are included in “Deferred leasing costs, net” and “Lease incentive liabilities,” on our consolidated balance sheet as of December 31, 2024.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. LEASES - continued
As Lessor - continued
On December 3, 2022, IKEA closed its 112,000 square foot store at our Rego Park I property under a lease that was set to expire in December 2030. The lease included a right to terminate effective no earlier than March 16, 2026, subject to payment of rent through the termination date and an additional termination payment equal to the lesser of $10,000,000 or the amount of rent due under the remaining term. On September 27, 2023, we entered into a lease modification agreement with IKEA which accelerated its lease termination date to April 1, 2024. In the fourth quarter of 2023 and the first quarter of 2024, IKEA paid its remaining rent obligation through March 16, 2026 and the $10,000,000 termination payment.
As Lessee
We are the lessee under a ground lease at our Flushing property, classified as an operating lease, which expires in 2027 and has one ten-year extension option. In January 2022, New World Mall LLC, the subtenant at the property, exercised its one remaining ten-year extension option through January 2037. As a result of the subtenant exercising its extension option, we were required by GAAP to remeasure our ground lease liability based upon an estimate of lease payments to be made during the ten-year extension period of our ground lease resulting in an incremental right-of-use asset and lease liability of approximately $16,000,000. The discount rate applied in the remeasurement of the lease liability was based on the incremental borrowing rate (“IBR”) of 5.86% at the time of the remeasurement. We considered the general economic environment and factored in various Company specific adjustments to arrive at the IBR. As of December 31, 2024, the remaining right-of-use asset of $16,571,000 and lease liability of $20,861,000, are included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet.
Future lease payments under this operating lease, including our estimated payments during the extension period, are as follows:

(Amounts in thousands)	As of December 31, 2024
For the year ending December 31,
2025	$800
2026	800
2027	2,707
2028	2,880
2029	2,880
Thereafter	20,400
Total undiscounted cash flows	30,467
Present value discount	(9,606)
Lease liability as of December 31, 2024	$20,861

We recognize rent expense as a component of “operating” expenses on our consolidated statements of income on a straight-line basis. Rent expense was $2,161,000 in each of the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid for rent expense was $800,000 in each of the years ended December 31, 2024, 2023 and 2022, respectively.

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
In May 2024, we granted each of the members of our Board of Directors 357 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $450,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors. As of December 31, 2024, there were 26,244 DSUs outstanding and 479,543 shares were available for future grant under the Plan.

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a deductible of $338,000 and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
Multiemployer Pension Plans
Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2024, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.
 In the years ended December 31, 2024, 2023 and 2022 our subsidiaries contributed $267,000, $215,000 and $178,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2024, 2023 and 2022.
Multiemployer Health Plans
 Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2024, 2023 and 2022 our subsidiaries contributed $1,085,000, $1,005,000 and $839,000, respectively, towards these plans.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share.  Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2024	2023	2022
Net income	$43,444	$102,413	$57,632

Weighted average shares outstanding – basic and diluted	5,132,418	5,129,330	5,126,100

Net income per common share – basic and diluted	$8.46	$19.97	$11.24

13. SEGMENT INFORMATION
We have determined that our properties, which are considered our operating segments, have similar economic characteristics and meet the criteria that permit these operating segments to be aggregated into one reportable segment (the leasing, management, development and redevelopment of properties in New York City). Net operating income (“NOI”) represents total revenues less operating expenses. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer, who considers NOI to be the financial measure of segment profit and loss for making decisions on how to allocate resources and assessing the performance of the segment. Asset information by segment is not reported as the CODM does not use this measure to assess segment performance or to make resource allocation decisions.
Below is a summary of financial information for the years ended December 31, 2024, 2023 and 2022.

		Year Ended December 31,
(Amounts in thousands)		2024	2023	2022
	Rental revenues	$226,374	$224,962	$205,814
	Real estate tax expense	(59,256)	(57,722)	(49,885)
	Other segment expenses (1)	(43,984)	(43,488)	(40,561)
	Total operating expenses	(103,240)	(101,210)	(90,446)
	NOI	$123,134	$123,752	$115,368

(1)	Includes various expenses associated with operating our properties including but not limited to ground rent, insurance, repairs and maintenance and utilities.
Below is a reconciliation of NOI to net income for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
NOI	$123,134	$123,752	$115,368
Net gain on sale of real estate	—	53,952	—
Interest and debt expense	(62,818)	(58,297)	(28,602)
Interest and other income	24,429	22,245	6,769
General and administrative	(6,519)	(6,341)	(6,106)
Depreciation and amortization	(34,782)	(32,898)	(29,797)
Net income	$43,444	$102,413	$57,632

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

As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 10, 2025, expressed an unqualified opinion on those consolidated financial statements.
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
February 10, 2025

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2024.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Executive Officers of the Registrant

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)
Steven Roth	83	Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.
Gary Hansen	47	Chief Financial Officer since November 2021; Senior Vice President & Controller from January 2018 to October 2021; and Vice President & Controller from May 2015 to December 2017.

We have adopted an insider trading policy (the “Insider Trading Policy”), which applies to all employees and prohibits trading in the Company’s securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	26,244	—	479,543
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	26,244	$—	479,543

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

Pages in this Annual Report on Form 10-K
Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2024, 2023 and 2022	61-62

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2024
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross Amount at Which							Life on which Depreciation in Latest Income Statement is Computed
		Initial Cost to Company(1)		Costs Capitalized Subsequent to Acquisition	Carried at Close of Period				Accumulated Depreciation and Amortization
			Buildings and Leasehold Improvements			Buildings and Leasehold Improvements	Development and Construction In Progress
										Date of Construction	Date Acquired(1)
Description	Encumbrances(2)	Land			Land			Total(3)
Rego Park I	$—	$1,647	$8,953	$92,868	$1,647	$100,327	$1,494	$103,468	$49,616	1959	1992	3-39 years
Rego Park II	202,544	3,127	1,467	403,946	3,127	400,113	5,300	408,540	146,937	2009	1992	3-40 years
The Alexander apartment tower	94,000	—	—	115,091	—	115,091	—	115,091	30,283	2016	1992	3-39 years
Flushing	—	—	1,660	(107)	—	1,553	—	1,553	1,383	1975(4)	1992	N/A
Lexington Avenue	700,000	14,432	12,355	429,758	27,497	429,048	—	456,545	215,408	2003	1992	9-39 years
TOTAL	$996,544	$19,206	$24,435	$1,041,556	$32,271	$1,046,132	$6,794	$1,085,197	$443,627

(1) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2) Excludes deferred debt issuance costs, net of $8,525.
(3) The net basis of the Company’s assets and liabilities for tax purposes is approximately $133,704 lower than the amount reported for financial statement purposes.
(4) Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
	December 31,
	2024	2023	2022
REAL ESTATE:
Balance at beginning of period	$1,066,620	$1,084,598	$1,069,426
Additions during the period:
Land	—	—	—
Buildings and leasehold improvements	8,242	2,959	15,002
Development and construction in progress	12,577	1,346	193
	1,087,439	1,088,903	1,084,621
Less:
Assets sold	—	(14,186)	—
Assets written-off	(2,242)	(8,097)	(23)
Balance at end of period	$1,085,197	$1,066,620	$1,084,598

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$415,903	$396,268	$370,557
Depreciation expense	29,966	28,137	25,734
	445,869	424,405	396,291
Less:
Accumulated depreciation on assets sold	—	(405)	—
Accumulated depreciation on assets written-off	(2,242)	(8,097)	(23)
Balance at end of period	$443,627	$415,903	$396,268

(b)      Exhibits

Exhibit No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	Amended and Restated By-laws. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2022.	*

4		-	Description of the Alexander’s, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act	***

10.1		-	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992	*

10.2		-	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994	*

10.3		-	Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 2, 2001	*

10.4		-	First Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.5		-	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty, L.P., 731 Residential LLC and 731 Commercial LLC. Incorporated herein by reference from Exhibit 10(i)(E)(4) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.6		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.7		-	Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.8		-	Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.9		-	First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v)(B)(2) to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 7, 2002	*
___________________
	*		Incorporated by reference.
	***		Filed herewith.

10.10		-	Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.11		-	Amendment to 59th Street Real Estate Retention agreement, dated as of January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. Incorporated herein by reference from Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*

10.12		-	First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.13		-	Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.14		-	Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.15		-	Lease dated as of February 7, 2005, by and between 731 Office One LLC, as Landlord, and Citibank, N.A., as Tenant. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.16		-	Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.17		-	Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012	*

10.18		-	Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012	*

10.19		-	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013	*

10.20		-	Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent. Incorporated herein by reference from Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*
__________________
	*		Incorporated by reference.

10.21		-	Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.22		-	Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.23		-	Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.24		-	Second Amendment to 59th Street Real Estate Retention Agreement, dated December 22, 2014 by and between 731 Retail One LLC, 731 Restaurant LLC, 731 Office Two LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.25		-	First Amendment to Rego II Real Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.26		-	First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s Management LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.27		-	Loan Agreement, dated as of August 5, 2015, by and between 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 2, 2015	*

10.28	+	-	Second Amendment of Lease, dated as of the 12th of January 2016 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 2, 2016	*

10.29	**	-	Form of Alexander’s Inc. 2016 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 1, 2016	*

10.30		-	Amended and Restated Loan and Security Agreement, dated and made effective as of December 12, 2018, by and between Rego II Borrower LLC, as Borrower, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.31		-	Second Amended and Restated Promissory Note, dated December 12, 2018, by and between Rego II Borrower LLC, as Maker, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*
__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.
	+		Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “redacted.”

10.32		-	Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated December 12, 2018, by and between Rego II Borrower LLC, as Mortgagor, and Bank of China, New York Branch, as Mortgagee. Incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.33		-	Amended and Restated Guaranty of Recourse Carveouts, dated December 12, 2018, by Alexander’s, Inc., as Guarantor, to and for the benefit of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.34		-	Amended and Restated Environmental Indemnity Agreement, dated December 12, 2018, among Rego II Borrower LLC and Alexander’s, Inc., individually or collectively as Indemnitor, in favor of Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.35		-	Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated December 12, 2018, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 11, 2019	*

10.36		-	Waiver and Amendment No. 1 to Loan Agreement, dated October 10, 2019, by and among 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Landesbank Baden-Württemberg, New York Branch, as Lenders. Incorporated herein by reference from Exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 18, 2020	*

10.37		-	First Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.38		-	Amendment and Reaffirmation of Guaranty and Environmental Indemnity Agreement, dated February 14, 2020, by and between Alexander’s, Inc., as Guarantor, and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.39		-	Second Amended and Restated Participation and Servicing Agreement for Amended and Restated Loan and Security Agreement, dated February 14, 2020, between Bank of China, New York Branch, individually as Lender, Initial A-1 Holder and as the Agent for the Holders, and Alexander’s of Rego Park II Participating Lender LLC, individually as Initial A-2 Holder. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 4, 2020	*

10.40		-	Omnibus Amendment to Loan Documents and Reaffirmation of Borrower and Guarantor, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as Borrower, Alexander’s, Inc. as Guarantor, JPMorgan Chase Bank, N.A. as Administrative Agent on behalf of the Lenders, and the Lenders. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.41		-	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 14, 2020, by and between 731 Retail One LLC and 731 Commercial LLC as mortgagor and JPMorgan Chase Bank, N.A. as mortgagee and as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*
__________________
	*		Incorporated by reference.

10.42		-	Interest Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.43		-	Leasing Costs Guaranty, dated September 14, 2020, made by Alexander’s, Inc. as Guarantor to JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Lenders. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020	*

10.44		-	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 23, 2020, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 16, 2021	*

10.45		-	Third Amendment to Loan and Omnibus Amendment, dated October 3, 2022, by and between 731 Retail One LLC and 731 Commercial LLC as Borrower, and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders. Incorporated herein by reference from Exhibit 10.46 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 13, 2023	*

10.46		-	Third Amendment to Amended and Restated Loan and Security Agreement, dated December 1, 2022, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender. Incorporated herein by reference from Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 13, 2023	*

10.47		-	Third Amendment of Lease, dated as of the 20th of April 2016 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.48		-	Fourth Amendment of Lease, dated as of the 28th of June 2019 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.49		-	Fifth Amendment of Lease, dated as of the 17th of December 2021 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.50		-	Sixth Amendment of Lease, dated as of the 29th of March 2022 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.51		-	Seventh Amendment of Lease, dated as of the 19th of July 2022 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.52		-	Eighth Amendment of Lease, dated as of the 21st of July 2023 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.53	+	-	Ninth Amendment of Lease, dated as of the 3rd of May 2024 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*
__________________
	*		Incorporated by reference.
	+		Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

10.54		-	Second Amendment to Rego II Real Estate Sub-Retention Agreement, dated as of the 18th of June 2024 between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 5, 2024	*

10.55	+	-	Loan Agreement, dated as of September 30, 2024, between 731 Office One LLC, as Borrower, and German American Capital Corporation, JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association collectively, as Lender. Incorporated herein by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 4, 2024	*

10.56	-	Recourse Obligations Guaranty, dated as of September 30, 2024, made by Alexander’s. Inc. as Guarantor to German American Capital Corporation, JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association collectively, as Lender. Incorporated herein by reference from Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 4, 2024
*

10.57		-	Bloomberg Obligations Guaranty, dated as of September 30, 2024, made by Alexander’s. Inc. as Guarantor to German American Capital Corporation, JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association collectively, as Lender. Incorporated herein by reference from Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 4, 2024	*

10.58		-	Second Amendment to Real-Estate Sub-Retention Agreement, dated September 30, 2024 by and between Alexander's Management LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 4, 2024	*

19.1		-	Insider Trading Policy	***

21		-	Subsidiaries of Registrant	***

23		-	Consent of Independent Registered Public Accounting Firm	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

97		-	Alexander’s Inc. Restatement Clawback Policy. Incorporated herein by reference from Exhibit 97 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 12, 2024	*

101		-	The following financial information from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements	***

104		-	The cover page from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted as iXBRL and contained in Exhibit 101	***
__________________
	*		Incorporated by reference.
	***		Filed herewith.
	+		Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 10, 2025	By:	/s/ Gary Hansen
Gary Hansen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 10, 2025
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Gary Hansen	Chief Financial Officer	February 10, 2025
	(Gary Hansen)	(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 10, 2025
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 10, 2025
(David Mandelbaum)

By:	/s/Mandakini Puri	Director	February 10, 2025
(Mandakini Puri)

By:	/s/Wendy Silverstein	Director	February 10, 2025
(Wendy Silverstein)

By:	/s/Arthur Sonnenblick	Director	February 10, 2025
(Arthur Sonnenblick)

By:	/s/Russell B. Wight Jr.	Director	February 10, 2025
(Russell B. Wight Jr.)