Form 10-Q
period 2025-03-31
ALEXANDERS INC
filed 2025-05-05
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of March 31, 2025, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	March 31, 2025	December 31, 2024
Real estate, at cost:
Land	$32,271	$32,271
Buildings and leasehold improvements	1,046,322	1,046,132
Development and construction in progress	13,810	6,794
Total	1,092,403	1,085,197
Accumulated depreciation and amortization	(451,130)	(443,627)
Real estate, net	641,273	641,570
Cash and cash equivalents	319,897	338,532
Restricted cash	57,748	55,304
Tenant and other receivables	5,361	5,112
Receivable arising from the straight-lining of rents	110,730	111,750
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $21,793 and $22,380, respectively	160,777	163,677
Other assets	37,117	25,350
	$1,332,903	$1,341,295

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$988,021	$988,019
Amounts due to Vornado	1,063	1,159
Accounts payable and accrued expenses	44,113	38,743
Lease incentive liabilities	115,118	115,118
Other liabilities	21,499	21,397
Total liabilities	1,169,814	1,164,436

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	34,765	34,765
Retained earnings	122,613	133,402
Accumulated other comprehensive income	906	3,887
	163,457	177,227
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	163,089	176,859
	$1,332,903	$1,341,295

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
REVENUES
Rental revenues	$54,915	$61,397
EXPENSES
Operating, including fees to Vornado of $1,592 and $1,759, respectively	(25,564)	(25,263)
Depreciation and amortization	(8,599)	(9,477)
General and administrative, including management fees to Vornado of $610 in each period	(1,591)	(1,476)
Total expenses	(35,754)	(36,216)

Interest and other income	3,945	7,162
Interest and debt expense	(10,794)	(16,234)
Net income	$12,312	$16,109

Net income per common share - basic and diluted	$2.40	$3.14

Weighted average shares outstanding - basic and diluted	5,133,534	5,130,678
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net income	$12,312	$16,109
Other comprehensive loss:
Change in fair value of interest rate derivatives	(2,981)	(540)
Comprehensive income	$9,331	$15,569
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended March 31, 2025
Balance, December 31, 2024	5,173	$5,173	$34,765	$133,402	$3,887	$(368)	$176,859
Net income	—	—	—	12,312	—	—	12,312
Dividends paid ($4.50 per common share)	—	—	—	(23,101)	—	—	(23,101)
Change in fair value of interest rate derivatives	—	—	—	—	(2,981)	—	(2,981)
Balance, March 31, 2025	5,173	$5,173	$34,765	$122,613	$906	$(368)	$163,089

For the Three Months Ended March 31, 2024
Balance, December 31, 2023	5,173	$5,173	$34,315	$182,336	$16,201	$(368)	$237,657
Net income	—	—	—	16,109	—	—	16,109
Dividends paid ($4.50 per common share)	—	—	—	(23,088)	—	—	(23,088)
Change in fair value of interest rate derivatives	—	—	—	—	(540)	—	(540)
Balance, March 31, 2024	5,173	$5,173	$34,315	$175,357	$15,661	$(368)	$230,138
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net income	$12,312	$16,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	9,389	9,917
Straight-lining of rents	1,020	9,355
Interest rate cap premium amortization	176	3,401
Other non-cash adjustments	2,158	(2,820)
Change in operating assets and liabilities:
Tenant and other receivables	(249)	347
Other assets	(15,171)	(13,357)
Amounts due to Vornado	(169)	(236)
Accounts payable and accrued expenses	6,258	(5,886)
Other liabilities	(4)	(5)
Net cash provided by operating activities	15,720	16,825

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(8,021)	(2,475)
Proceeds from interest rate cap	—	3,160
Net cash (used in) provided by investing activities	(8,021)	685

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(23,101)	(23,088)
Debt repayments	(789)	—
Net cash used in financing activities	(23,890)	(23,088)

Net decrease in cash and cash equivalents and restricted cash	(16,191)	(5,578)
Cash and cash equivalents and restricted cash at beginning of period	393,836	552,977
Cash and cash equivalents and restricted cash at end of period	$377,645	$547,399

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$338,532	$531,855
Restricted cash at beginning of period	55,304	21,122
Cash and cash equivalents and restricted cash at beginning of period	$393,836	$552,977

Cash and cash equivalents at end of period	$319,897	$526,340
Restricted cash at end of period	57,748	21,059
Cash and cash equivalents and restricted cash at end of period	$377,645	$547,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$9,876	$15,356

NON-CASH TRANSACTIONS
Liability for real estate additions, including $419 and $14, respectively for development fees due to Vornado	$2,188	$2,708
Write-off of fully depreciated assets	—	15
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
2.Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.
3.Recently Issued Accounting Literature
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition
The following is a summary of revenue sources for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Lease revenues	$52,726	$59,346
Parking revenue	1,196	1,130
Tenant services	993	921
Rental revenues	$54,915	$61,397
The components of lease revenues for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Fixed lease revenues	$35,354	$42,534
Variable lease revenues	17,372	16,812
Lease revenues	$52,726	$59,346

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $32,205,000 and $29,963,000 for the three months ended March 31, 2025 and 2024, respectively, representing approximately 59% and 49% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
On January 31, 2025, Home Depot’s 83,000 square foot lease at the retail portion of our 731 Lexington Avenue property expired. Annual rental revenues from Home Depot were approximately $15,000,000.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.Related Party Transactions
Vornado
As of March 31, 2025, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $387,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. Vornado is also entitled to a development fee equal to 6% of development costs, as defined.
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
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Company management fees	$700	$700
Development fees	419	15
Leasing fees	13	38
Property management, cleaning, engineering, parking and security fees	1,459	1,636
	$2,591	$2,389
As of March 31, 2025, the amounts due to Vornado were $631,000 for management, property management, cleaning, engineering and security fees, $419,000 for development fees and $13,000 for leasing fees. As of December 31, 2024, the amounts due to Vornado were $642,000 for management, property management, cleaning, engineering and security fees, $346,000 for development fees and $171,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of March 31, 2025 and December 31, 2024. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at March 31, 2025	Balance at
(Amounts in thousands)	Maturity		March 31, 2025	December 31, 2024
First mortgages secured by:
731 Lexington Avenue, office condominium	Oct. 09, 2028	5.04%	$400,000	$400,000
731 Lexington Avenue, retail condominium (1)(2)	Aug. 05, 2025	1.76%	300,000	300,000
Rego Park II shopping center (1)(3)	Dec. 12, 2025	5.60%	201,754	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			995,754	996,544
Deferred debt issuance costs, net of accumulated amortization of $8,173 and $7,381, respectively			(7,733)	(8,525)
			$988,021	$988,019
(1)Interest rate listed represents the rate in effect as of March 31, 2025 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)Interest at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
(3)Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through December 2025).

7.Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”) defines fair value and establishes a framework for measuring fair value. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities that are highly liquid and are actively traded in secondary markets; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheet as of March 31, 2025 consist of interest rate derivatives, which are presented in the table below based on their level in the fair value hierarchy. There were no financial liabilities measured at fair value as of March 31, 2025.

	As of March 31, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate derivatives (included in other assets)	$1,330	$—	$1,330	$—

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.Fair Value Measurements - continued
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of March 31, 2025 and December 31, 2024, respectively.

	Fair Value as of		As of March 31, 2025
(Amounts in thousands)	March 31, 2025	December 31, 2024	Notional Amount	Swapped Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$1,149	$4,117	$300,000	1.76%	05/25
Interest rate cap related to:
Rego Park II shopping center mortgage loan	181	370	201,754	(1)	12/25
Included in other assets	$1,330	$4,487

(1)SOFR cap strike rate of 4.15%.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025		As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$64,146	$64,146	$61,889	$61,889
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$995,754	$972,192	$996,544	$967,941

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $338,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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

9.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share, including the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Net income	$12,312	$16,109

Weighted average shares outstanding – basic and diluted	5,133,534	5,130,678

Net income per common share – basic and diluted	$2.40	$3.14

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10.Segment Information
We have determined that our properties, which are considered our operating segments, have similar economic characteristics and meet the criteria that permit these operating segments to be aggregated into one reportable segment (the leasing, management, development and redevelopment of properties in New York City). Net operating income (“NOI”) represents total revenues less operating expenses. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer, who considers NOI to be the financial measure of segment profit and loss for making decisions on how to allocate resources and assessing the performance of the reportable segment. Asset information by segment is not reported as the CODM does not use this measure to assess segment performance or to make resource allocation decisions.
Below is a summary of financial information for the three months ended March 31, 2025 and 2024.

		For the Three Months Ended March 31,
(Amounts in thousands)		2025	2024
	Rental revenues	$54,915	$61,397
	Real estate tax expense	(14,926)	(14,460)
	Other segment expenses (1)	(10,638)	(10,803)
	Total operating expenses	(25,564)	(25,263)
	NOI	$29,351	$36,134

(1)	Includes various expenses associated with operating our properties including but not limited to ground rent, insurance, repairs and maintenance and utilities.
Below is a reconciliation of NOI to net income for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
NOI	$29,351	$36,134
Interest and debt expense	(10,794)	(16,234)
Interest and other income	3,945	7,162
General and administrative	(1,591)	(1,476)
Depreciation and amortization	(8,599)	(9,477)
Net income	$12,312	$16,109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2025, the related consolidated statements of income, comprehensive income, and changes in equity, for the three-month periods ended March 31, 2025 and 2024, and of cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2025

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2025. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. For the three months ended March 31, 2025, there were no material changes to these estimates or policies.

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
Our business has been, and may continue to be, affected by interest rate fluctuations, the effects of inflation and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding these and other factors that may materially affect our results.

Quarter Ended March 31, 2025 Financial Results Summary
Net income for the quarter ended March 31, 2025 was $12,312,000, or $2.40 per diluted share, compared to $16,109,000 or $3.14 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended March 31, 2025 was $20,842,000, or $4.06 per diluted share, compared to $25,532,000 or $4.98 per diluted share in the prior year’s quarter.
Square Footage, Occupancy and Leasing Activity
Our portfolio is comprised of five properties aggregating 2,455,000 square feet. As of March 31, 2025, the commercial occupancy rate was 94.7% and the residential occupancy rate was 93.9%.
On January 31, 2025, Home Depot’s 83,000 square foot lease at the retail portion of our 731 Lexington Avenue property expired. Annual rental revenues from Home Depot were approximately $15,000,000.
In the fourth quarter of 2024, we entered into ten-year leases with Burlington and Marshalls to relocate them to our Rego Park II property in 2025 from their current location at our Rego Park I property. Rego Park I will then be vacant and we are currently exploring sale and development opportunities for the property.
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $32,205,000 and $29,963,000 for the three months ended March 31, 2025 and 2024, respectively, representing approximately 59% and 49% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended March 31, 2025, compared to March 31, 2024
Rental Revenues
Rental revenues were $54,915,000 for the three months ended March 31, 2025, compared to $61,397,000 for the prior year’s three months, a decrease of $6,482,000. This was primarily due to (i) $8,902,000 of lower straight-line rental revenue from IKEA’s lease expiration at Rego Park I and (ii) $1,337,000 of lower straight-line rental revenue from Home Depot’s lease expiration at 731 Lexington Avenue, partially offset by (iii) $1,755,000 of payments received for tenant receivables that were previously written off and (iv) $1,740,000 of higher straight-line rental revenue from Bloomberg’s lease extension at 731 Lexington Avenue.
Operating Expenses
Operating expenses were $25,564,000 for the three months ended March 31, 2025, compared to $25,263,000 for the prior year’s three months, an increase of $301,000. This was primarily due to $840,000 of higher real estate taxes partially offset by higher capitalized expenses of $633,000.
Depreciation and Amortization
Depreciation and amortization was $8,599,000 for the three months ended March 31, 2025, compared to $9,477,000 for the prior year’s three months, a decrease of $878,000. This was due to a decrease of $1,110,000 associated with the accelerated depreciation and amortization related to IKEA’s lease expiration at Rego Park I in the prior year’s three months, partially offset by $232,000 of higher depreciation expense on capital projects placed into service.
General and Administrative Expenses
General and administrative expenses were $1,591,000 for the three months ended March 31, 2025, compared to $1,476,000 for the prior year’s three months, an increase of $115,000. This was primarily due to higher consulting fees.
Interest and Other Income
Interest and other income was $3,945,000 for the three months ended March 31, 2025, compared to $7,162,000 for the prior year’s three months, a decrease of $3,217,000. This was primarily due to a decrease in average interest rates and investment balances.
Interest and Debt Expense
Interest and debt expense was $10,794,000 for the three months ended March 31, 2025, compared to $16,234,000 for the prior year’s three months, a decrease of $5,440,000. This was primarily due to (i) $3,225,000 of lower interest rate cap premium amortization, (ii) $1,500,000 from the downsize of the 731 Lexington Office loan in September 2024 and (iii) $1,105,000 from lower rates, partially offset by (iv) $390,000 of higher deferred debt issuance cost amortization.

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

As of March 31, 2025, we had $377,645,000 of liquidity comprised of cash and cash equivalents and restricted cash. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
For the Three Months Ended March 31, 2025
Cash and cash equivalents and restricted cash were $377,645,000 as of March 31, 2025, compared to $393,836,000 as of December 31, 2024, a decrease of $16,191,000. This decrease resulted from (i) $23,890,000 of net cash used in financing activities and (ii) $8,021,000 of net cash used in investing activities, partially offset by (iii) $15,720,000 of net cash provided by operating activities.
Net cash used in financing activities of $23,890,000 was comprised of $23,101,000 of dividends paid and $789,000 of debt repayments.
Net cash used in investing activities of $8,021,000 was comprised of construction in progress and real estate additions.
Net cash provided by operating activities of $15,720,000 was comprised of (i) net income of $12,312,000 and (ii) adjustments for non-cash items of $12,743,000, partially offset by (iii) the net change in operating assets and liabilities of $9,335,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $9,389,000, (ii) other non-cash adjustments of $2,158,000, (iii) straight-lining of rents of $1,020,000 and (iv) interest rate cap premium amortization of $176,000.
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
Net cash provided by investing activities of $685,000 was comprised of $3,160,000 of proceeds from an interest rate cap, partially offset by construction in progress and real estate additions of $2,475,000.

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

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $338,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
FFO (non-GAAP) for the quarters ended March 31, 2025 and 2024
FFO (non-GAAP) for the quarter ended March 31, 2025 was $20,842,000, or $4.06 per diluted share, compared to $25,532,000 or $4.98 per diluted share in the prior year’s quarter.
The following table reconciles our net income to FFO (non-GAAP):

	For the Quarter Ended March 31,

(Amounts in thousands, except share and per share amounts)	2025	2024
Net income	$12,312	$16,109
Depreciation and amortization of real property	8,530	9,423
FFO (non-GAAP)	$20,842	$25,532

FFO per diluted share (non-GAAP)	$4.06	$4.98

Weighted average shares used in computing FFO per diluted share	5,133,534	5,130,678

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2025			2024
(Amounts in thousands, except per share amounts)	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$201,754	5.60%	$2,018	$202,544	5.60%
Fixed Rate	794,000	3.52%	—	794,000	3.52%
	$995,754	3.94%	$2,018	$996,544	3.94%

Total effect on diluted earnings per share			$0.39
We have an interest rate cap relating to the mortgage loan on Rego Park II shopping center with a notional amount of $201,754,000 that caps SOFR at 4.15% through December 2025.
We have an interest rate swap relating to the mortgage loan on the retail condominium of our 731 Lexington Avenue property with a notional amount of $300,000,000 that swaps SOFR plus 1.51% for a fixed rate of 1.76% through May 2025.
Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of March 31, 2025 and December 31, 2024, the estimated fair value of our consolidated debt was $972,192,000 and $967,941,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 1A.Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
15.1		-	Letter regarding unaudited interim financial information	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

101		-
The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104		-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted as iXBRL and contained in Exhibit 101
__________________
	***		Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: May 5, 2025	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)