Form 10-Q
period 2025-06-30
ALEXANDERS INC
filed 2025-08-04
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of June 30, 2025, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	June 30, 2025	December 31, 2024
Real estate, at cost:
Land	$32,271	$32,271
Buildings and leasehold improvements	1,051,319	1,046,132
Development and construction in progress	14,617	6,794
Total	1,098,207	1,085,197
Accumulated depreciation and amortization	(458,727)	(443,627)
Real estate, net	639,480	641,570
Cash and cash equivalents	313,036	338,532
Restricted cash	77,269	55,304
Tenant and other receivables	4,136	5,112
Receivable arising from the straight-lining of rents	109,732	111,750
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $21,406 and $22,380, respectively	158,059	163,677
Other assets	19,104	25,350
	$1,320,816	$1,341,295

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$987,619	$988,019
Amounts due to Vornado	996	1,159
Accounts payable and accrued expenses	51,535	38,743
Lease incentive liabilities	113,618	115,118
Other liabilities	21,601	21,397
Total liabilities	1,175,369	1,164,436

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	35,159	34,765
Retained earnings	105,632	133,402
Accumulated other comprehensive (loss) income	(149)	3,887
	145,815	177,227
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	145,447	176,859
	$1,320,816	$1,341,295

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Rental revenues	$51,589	$53,392	$106,504	$114,789
EXPENSES
Operating, including fees to Vornado of $1,590, $1,345, $3,182 and $3,104, respectively	(25,934)	(24,991)	(51,498)	(50,254)
Depreciation and amortization	(8,707)	(8,697)	(17,306)	(18,174)
General and administrative, including management fees to Vornado of $610, $610, $1,220 and $1,220, respectively	(1,955)	(2,159)	(3,546)	(3,635)
Total expenses	(36,596)	(35,847)	(72,350)	(72,063)

Interest and other income	3,928	7,054	7,873	14,216
Interest and debt expense	(12,801)	(16,219)	(23,595)	(32,453)
Net income	$6,120	$8,380	$18,432	$24,489

Net income per common share - basic and diluted	$1.19	$1.63	$3.59	$4.77

Weighted average shares outstanding - basic and diluted	5,134,599	5,131,902	5,134,069	5,131,290
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$6,120	$8,380	$18,432	$24,489
Other comprehensive loss:
Change in fair value of interest rate derivatives	(1,055)	(3,360)	(4,036)	(3,900)
Comprehensive income	$5,065	$5,020	$14,396	$20,589
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended June 30, 2025
Balance, March 31, 2025	5,173	$5,173	$34,765	$122,613	$906	$(368)	$163,089
Net income	—	—	—	6,120	—	—	6,120
Dividends paid ($4.50 per common share)	—	—	—	(23,101)	—	—	(23,101)
Change in fair value of interest rate derivatives	—	—	—	—	(1,055)	—	(1,055)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, June 30, 2025	5,173	$5,173	$35,159	$105,632	$(149)	$(368)	$145,447

For the Three Months Ended June 30, 2024
Balance, March 31, 2024	5,173	$5,173	$34,315	$175,357	$15,661	$(368)	$230,138
Net income	—	—	—	8,380	—	—	8,380
Dividends paid ($4.50 per common share)	—	—	—	(23,088)	—	—	(23,088)
Change in fair value of interest rate derivatives	—	—	—	—	(3,360)	—	(3,360)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, June 30, 2024	5,173	$5,173	$34,765	$160,649	$12,301	$(368)	$212,520

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Six Months Ended June 30, 2025
Balance, December 31, 2024	5,173	$5,173	$34,765	$133,402	$3,887	$(368)	$176,859
Net income	—	—	—	18,432	—	—	18,432
Dividends paid ($9.00 per common share)	—	—	—	(46,202)	—	—	(46,202)
Change in fair value of interest rate derivatives	—	—	—	—	(4,036)	—	(4,036)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, June 30, 2025	5,173	$5,173	$35,159	$105,632	$(149)	$(368)	$145,447

For the Six Months Ended June 30, 2024
Balance, December 31, 2023	5,173	$5,173	$34,315	$182,336	$16,201	$(368)	$237,657
Net income	—	—	—	24,489	—	—	24,489
Dividends paid ($9.00 per common share)	—	—	—	(46,176)	—	—	(46,176)
Change in fair value of interest rate derivatives	—	—	—	—	(3,900)	—	(3,900)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, June 30, 2024	5,173	$5,173	$34,765	$160,649	$12,301	$(368)	$212,520
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net income	$18,432	$24,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	18,888	19,118
Straight-lining of rents	2,018	11,076
Interest rate cap premium amortization	322	5,908
Stock-based compensation expense	394	450
Other non-cash adjustments	4,336	(3,804)
Change in operating assets and liabilities:
Tenant and other receivables	976	674
Other assets	1,179	(142,782)
Amounts due to Vornado	(25)	(218)
Accounts payable and accrued expenses	14,277	(192)
Lease incentive liabilities	(1,500)	113,618
Other liabilities	(10)	(10)
Net cash provided by operating activities	59,287	28,327

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(14,633)	(6,182)
Proceeds from interest rate cap	—	6,563
Net cash (used in) provided by investing activities	(14,633)	381

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(46,202)	(46,176)
Debt repayment	(1,983)	(10,000)
Debt issuance costs	—	(1,132)
Net cash used in financing activities	(48,185)	(57,308)

Net decrease in cash and cash equivalents and restricted cash	(3,531)	(28,600)
Cash and cash equivalents and restricted cash at beginning of period	393,836	552,977
Cash and cash equivalents and restricted cash at end of period	$390,305	$524,377

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$338,532	$531,855
Restricted cash at beginning of period	55,304	21,122
Cash and cash equivalents and restricted cash at beginning of period	$393,836	$552,977

Cash and cash equivalents at end of period	$313,036	$410,948
Restricted cash at end of period	77,269	113,429
Cash and cash equivalents and restricted cash at end of period	$390,305	$524,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$20,910	$32,108

NON-CASH TRANSACTIONS
Liability for real estate additions, including $207 and $126, respectively for development fees due to Vornado	$1,380	$964
Write-off of fully depreciated assets	—	1,759
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition
The following is a summary of revenue sources for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Lease revenues	$49,502	$51,288	$102,228	$110,634
Parking revenue	1,218	1,185	2,414	2,315
Tenant services	869	919	1,862	1,840
Rental revenues	$51,589	$53,392	$106,504	$114,789
The components of lease revenues for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Fixed lease revenues	$33,009	$34,400	$68,363	$76,934
Variable lease revenues	16,493	16,888	33,865	33,700
Lease revenues	$49,502	$51,288	$102,228	$110,634

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $64,446,000 and $60,946,000 for the six months ended June 30, 2025 and 2024, respectively, representing approximately 61% and 53% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.Related Party Transactions
Vornado
As of June 30, 2025, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Company management fees	$700	$700	$1,400	$1,400
Development fees	207	111	626	126
Leasing fees	229	5,517	242	5,555
Property management, cleaning, engineering, parking and security fees	1,464	1,213	2,923	2,849
	$2,600	$7,541	$5,191	$9,930
As of June 30, 2025, the amounts due to Vornado were $547,000 for management, property management, cleaning, engineering and security fees, $242,000 for leasing fees and $207,000 for development fees. As of December 31, 2024, the amounts due to Vornado were $642,000 for management, property management, cleaning, engineering and security fees, $346,000 for development fees and $171,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of June 30, 2025 and December 31, 2024. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at June 30, 2025	Balance at
(Amounts in thousands)	Maturity		June 30, 2025	December 31, 2024
First mortgages secured by:
731 Lexington Avenue, office condominium	Oct. 09, 2028	5.04%	$400,000	$400,000
731 Lexington Avenue, retail condominium (1)(2)	Oct. 03, 2025	5.83%	300,000	300,000
Rego Park II shopping center (1)(3)	Dec. 12, 2025	5.60%	200,561	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			994,561	996,544
Deferred debt issuance costs, net of accumulated amortization of $8,964 and $7,381, respectively			(6,942)	(8,525)
			$987,619	$988,019
(1)Interest rate listed represents the rate in effect as of June 30, 2025 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)Interest at SOFR plus 1.51% which was swapped to a fixed rate of 1.76% through May 2025.
(3)Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through December 2025).
The $300,000,000 mortgage loan on the retail condominium of our 731 Lexington Avenue property was scheduled to mature on August 5, 2025. On August 1, 2025, we entered into a 60-day extension with the lenders. The interest-only, non-recourse loan continues to bear interest at SOFR plus 1.51% (5.83% as of June 30, 2025) through the extended maturity date of October 3, 2025.
7.Stock-Based Compensation
We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC 718”). Our 2016 Omnibus Stock Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares, as defined, to the directors, officers and employees of the Company and Vornado.
In May 2025, we granted each of the members of our Board of Directors 346 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $394,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors or until a later date selected by the grantee. As of June 30, 2025, there were 28,666 DSUs outstanding and 477,121 shares were available for future grant under the Plan.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheet as of June 30, 2025 consist of an interest rate cap, which is presented in the table below based on its level in the fair value hierarchy. There were no financial liabilities measured at fair value as of June 30, 2025.

	As of June 30, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate derivative (included in other assets)	$129	$—	$129	$—

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
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of June 30, 2025 and December 31, 2024, respectively.

	Fair Value as of		As of June 30, 2025
(Amounts in thousands)	June 30, 2025	December 31, 2024	Notional Amount	Swapped Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$—	$4,117	N/A	N/A	N/A
Interest rate cap related to:
Rego Park II shopping center mortgage loan	129	370	$200,561	(1)	12/25
Included in other assets	$129	$4,487

(1)SOFR cap strike rate of 4.15%.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025		As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$63,906	$63,906	$61,889	$61,889
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$994,561	$981,633	$996,544	$967,941

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
10.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share, including the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Net income	$6,120	$8,380	$18,432	$24,489

Weighted average shares outstanding – basic and diluted	5,134,599	5,131,902	5,134,069	5,131,290

Net income per common share – basic and diluted	$1.19	$1.63	$3.59	$4.77

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.Segment Information
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
Below is a summary of financial information for the three and six months ended June 30, 2025 and 2024.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)		2025	2024	2025	2024
	Rental revenues	$51,589	$53,392	$106,504	$114,789
	Real estate tax expense	(14,758)	(14,453)	(29,684)	(28,913)
	Other segment expenses (1)	(11,176)	(10,538)	(21,814)	(21,341)
	Total operating expenses	(25,934)	(24,991)	(51,498)	(50,254)
	NOI	$25,655	$28,401	$55,006	$64,535

(1)	Includes various expenses associated with operating our properties including but not limited to ground rent, insurance, repairs and maintenance and utilities.
Below is a reconciliation of NOI to net income for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
NOI	$25,655	$28,401	$55,006	$64,535
Interest and debt expense	(12,801)	(16,219)	(23,595)	(32,453)
Interest and other income	3,928	7,054	7,873	14,216
General and administrative	(1,955)	(2,159)	(3,546)	(3,635)
Depreciation and amortization	(8,707)	(8,697)	(17,306)	(18,174)
Net income	$6,120	$8,380	$18,432	$24,489

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2025, the related consolidated statements of income, comprehensive income, and changes in equity, for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 4, 2025

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2025. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. For the six months ended June 30, 2025, there were no material changes to these estimates or policies.

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

Three Months Ended June 30, 2025 Financial Results Summary
Net income for the three months ended June 30, 2025 was $6,120,000, or $1.19 per diluted share, compared to $8,380,000 or $1.63 per diluted share in the prior year’s three months.
Funds from operations (“FFO”) (non-GAAP) for the three months ended June 30, 2025 was $14,762,000, or $2.88 per diluted share, compared to $17,009,000, or $3.31 per diluted share in the prior year’s three months.
Six Months Ended June 30, 2025 Financial Results Summary
Net income for the six months ended June 30, 2025 was $18,432,000, or $3.59 per diluted share, compared to $24,489,000 or $4.77 per diluted share in the prior year’s six months.
FFO (non-GAAP) for the six months ended June 30, 2025 was $35,604,000, or $6.93 per diluted share, compared to $42,541,000, or $8.29 per diluted share in the prior year’s six months.
Financing
The $300,000,000 mortgage loan on the retail condominium of our 731 Lexington Avenue property was scheduled to mature on August 5, 2025. On August 1, 2025, we entered into a 60-day extension with the lenders. The interest-only, non-recourse loan continues to bear interest at SOFR plus 1.51% (5.83% as of June 30, 2025) through the extended maturity date of October 3, 2025.
Square Footage, Occupancy and Leasing Activity
Our portfolio is comprised of five properties aggregating 2,455,000 square feet. As of June 30, 2025, the commercial occupancy rate was 94.8% and the residential occupancy rate was 98.7%.
On January 31, 2025, Home Depot’s 83,000 square foot lease at the retail portion of our 731 Lexington Avenue property expired. Annual rental revenues from Home Depot were approximately $15,000,000.
In the fourth quarter of 2024, we entered into ten-year leases with Burlington and Marshalls to relocate them to our Rego Park II property in 2025 from our Rego Park I property. Rego Park I will then be vacant and we are currently exploring sale and development opportunities for the property.

Overview - continued
Significant Tenant

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $64,446,000 and $60,946,000 for the six months ended June 30, 2025 and 2024, respectively, representing approximately 61% and 53% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended June 30, 2025, compared to June 30, 2024
Rental Revenues
Rental revenues were $51,589,000 for the three months ended June 30, 2025, compared to $53,392,000 for the prior year’s three months, a decrease of $1,803,000. This was primarily due to (i) $3,781,000 of lower rental revenue from Home Depot’s lease expiration at 731 Lexington Avenue, partially offset by (ii) $1,213,000 of higher recoveries of operating expenses and capital expenditures, (iii) $696,000 of higher straight-line rental revenue from new tenants at Rego Park II and (iv) $581,000 of higher straight-line rental revenue from Bloomberg’s lease extension at 731 Lexington Avenue.
Operating Expenses
Operating expenses were $25,934,000 for the three months ended June 30, 2025, compared to $24,991,000 for the prior year’s three months, an increase of $943,000. This was primarily due to (i) $983,000 of higher operating expenses subject to recovery, including real estate taxes and common area maintenance and (ii) $454,000 of higher operating expenses not subject to recovery, partially offset by (iii) higher capitalized expenses of $494,000.
Depreciation and Amortization
Depreciation and amortization was $8,707,000 for the three months ended June 30, 2025, compared to $8,697,000 for the prior year’s three months, an increase of $10,000.
General and Administrative Expenses
General and administrative expenses were $1,955,000 for the three months ended June 30, 2025, compared to $2,159,000 for the prior year’s three months, a decrease of $204,000. This was primarily due to lower professional fees.
Interest and Other Income
Interest and other income was $3,928,000 for the three months ended June 30, 2025, compared to $7,054,000 for the prior year’s three months, a decrease of $3,126,000. This was primarily due to a decrease in average interest rates and investment balances.
Interest and Debt Expense
Interest and debt expense was $12,801,000 for the three months ended June 30, 2025, compared to $16,219,000 for the prior year’s three months, a decrease of $3,418,000. This was primarily due to (i) $2,361,000 of lower interest rate cap premium amortization, (ii) $1,590,000 from the downsize of the 731 Lexington Office loan in September 2024 and (iii) $1,654,000 from lower rates, partially offset by (iv) $1,937,000 from the expiration of the 731 Lexington Retail swap in May 2025 and (v) $250,000 of higher deferred debt issuance cost amortization.

Results of Operations – Six Months Ended June 30, 2025, compared to June 30, 2024
Rental Revenues
Rental revenues were $106,504,000 for the six months ended June 30, 2025, compared to $114,789,000 for the prior year’s six months, a decrease of $8,285,000. This was primarily due to (i) $9,001,000 of lower straight-line rental revenue from IKEA’s lease expiration at Rego Park I and (ii) $6,285,000 of lower rental revenue from Home Depot’s lease expiration at 731 Lexington Avenue, partially offset by (iii) $2,583,000 of higher recoveries of operating expenses and capital expenditures, (iv) $2,321,000 of higher straight-line rental revenue from Bloomberg’s lease extension at 731 Lexington Avenue, (v) $1,705,000 of payments received for tenant receivables that were previously written off and (vi) $1,305,000 of higher straight-line rental revenue from new tenants at Rego Park II.
Operating Expenses
Operating expenses were $51,498,000 for the six months ended June 30, 2025, compared to $50,254,000 for the prior year’s six months, an increase of $1,244,000. This was primarily due to (i) $1,983,000 of higher operating expenses subject to recovery, including real estate taxes and common area maintenance, (ii) $388,000 of higher operating expenses not subject to recovery, partially offset by (iii) higher capitalized expenses of $1,127,000.
Depreciation and Amortization
Depreciation and amortization was $17,306,000 for the six months ended June 30, 2025, compared to $18,174,000 for the prior year’s six months, a decrease of $868,000. This was primarily due to the accelerated depreciation and amortization related to IKEA’s lease expiration at Rego Park I in the prior year’s six months.
General and Administrative Expenses
General and administrative expenses were $3,546,000 for the six months ended June 30, 2025, compared to $3,635,000 for the prior year’s six months, a decrease of $89,000. This was primarily due to lower professional fees.
Interest and Other Income
Interest and other income was $7,873,000 for the six months ended June 30, 2025, compared to $14,216,000 for the prior year’s six months, a decrease of $6,343,000. This was primarily due to a decrease in average interest rates and investment balances.
Interest and Debt Expense
Interest and debt expense was $23,595,000 for the six months ended June 30, 2025, compared to $32,453,000 for the prior year’s six months, a decrease of $8,858,000. This was primarily due to (i) $5,586,000 of lower interest rate cap premium amortization, (ii) $3,090,000 from the downsize of the 731 Lexington Office loan in September 2024 and (iii) $2,759,000 from lower rates, partially offset by (iv) $1,937,000 from the expiration of the 731 Lexington Retail swap in May 2025 and (v) $640,000 of higher deferred debt issuance cost amortization.

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

As of June 30, 2025, we had $390,305,000 of liquidity comprised of cash and cash equivalents and restricted cash. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
For the Six Months Ended June 30, 2025
Cash and cash equivalents and restricted cash were $390,305,000 as of June 30, 2025, compared to $393,836,000 as of December 31, 2024, a decrease of $3,531,000. This decrease resulted from (i) $48,185,000 of net cash used in financing activities and (ii) $14,633,000 of net cash used in investing activities, partially offset by (iii) $59,287,000 of net cash provided by operating activities.
Net cash used in financing activities of $48,185,000 was comprised of (i) $46,202,000 of dividends paid and (ii) $1,983,000 of debt repayments.
Net cash used in investing activities of $14,633,000 was comprised of construction in progress and real estate additions.
Net cash provided by operating activities of $59,287,000 was comprised of (i) net income of $18,432,000, (ii) adjustments for non-cash items of $25,958,000 and (iii) the net change in operating assets and liabilities of $14,897,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $18,888,000, (ii) other non-cash adjustments of $4,336,000, (iii) straight-lining of rents of $2,018,000, (iv) stock-based compensation expense of $394,000 and (v) interest rate cap premium amortization of $322,000.
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
FFO (non-GAAP) for the three and six months ended June 30, 2025 and 2024
FFO (non-GAAP) for the three months ended June 30, 2025 was $14,762,000, or $2.88 per diluted share, compared to $17,009,000, or $3.31 per diluted share in the prior year’s three months.
FFO (non-GAAP) for the six months ended June 30, 2025 was $35,604,000, or $6.93 per diluted share, compared to $42,541,000, or $8.29 per diluted share in the prior year’s six months.
The following table reconciles our net income to FFO (non-GAAP):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Net income	$6,120	$8,380	$18,432	$24,489
Depreciation and amortization of real property	8,642	8,629	17,172	18,052
FFO (non-GAAP)	$14,762	$17,009	$35,604	$42,541

FFO per diluted share (non-GAAP)	$2.88	$3.31	$6.93	$8.29

Weighted average shares used in computing FFO per diluted share	5,134,599	5,131,902	5,134,069	5,131,290

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2025			2024
(Amounts in thousands, except per share amounts)	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$500,561	5.74%	$5,006	$202,544	5.60%
Fixed Rate	494,000	4.59%	—	794,000	3.52%
	$994,561	5.17%	$5,006	$996,544	3.94%

Total effect on diluted earnings per share			$0.97
We have an interest rate cap relating to the mortgage loan on Rego Park II shopping center with a notional amount of $200,561,000 that caps SOFR at 4.15% through December 2025.
Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of June 30, 2025 and December 31, 2024, the estimated fair value of our consolidated debt was $981,633,000 and $967,941,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
On August 1, 2025, 731 Retail One LLC and 731 Commercial LLC, wholly-owned subsidiaries of Alexander’s, Inc., entered into an amendment of the $300,000,000 mortgage loan with the lenders on the retail condominium of the Company’s 731 Lexington Avenue property, extending the maturity date of the loan from August 5, 2025 to October 3, 2025.
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
The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104		-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted as iXBRL and contained in Exhibit 101
__________________
	***		Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: August 4, 2025	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)