Form 10-Q
period 2025-09-30
ALEXANDERS INC
filed 2025-11-03
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of September 30, 2025, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	September 30, 2025	December 31, 2024
Real estate, at cost:
Land	$32,271	$32,271
Buildings and leasehold improvements	1,065,198	1,046,132
Development and construction in progress	4,869	6,794
Total	1,102,338	1,085,197
Accumulated depreciation and amortization	(466,619)	(443,627)
Real estate, net	635,719	641,570
Cash and cash equivalents	286,142	338,532
Restricted cash	66,116	55,304
Tenant and other receivables	4,341	5,112
Receivable arising from the straight-lining of rents	109,645	111,750
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $21,077 and $22,380, respectively	155,381	163,677
Other assets	38,896	25,350
	$1,296,240	$1,341,295

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$987,100	$988,019
Amounts due to Vornado	499	1,159
Accounts payable and accrued expenses	44,992	38,743
Lease incentive liabilities	113,618	115,118
Other liabilities	21,705	21,397
Total liabilities	1,167,914	1,164,436

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	35,159	34,765
Retained earnings	88,488	133,402
Accumulated other comprehensive (loss) income	(126)	3,887
	128,694	177,227
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	128,326	176,859
	$1,296,240	$1,341,295

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental revenues	$53,424	$55,675	$159,928	$170,464
EXPENSES
Operating, including fees to Vornado of $1,253, $1,828, $4,435 and $4,932, respectively	(26,693)	(26,446)	(78,191)	(76,700)
Depreciation and amortization	(9,018)	(7,972)	(26,324)	(26,146)
General and administrative, including management fees to Vornado of $610, $610, $1,830 and $1,830, respectively	(1,349)	(1,423)	(4,895)	(5,058)
Total expenses	(37,060)	(35,841)	(109,410)	(107,904)

Interest and other income	3,682	6,105	11,555	20,321
Interest and debt expense	(14,078)	(19,261)	(37,673)	(51,714)
Net income	$5,968	$6,678	$24,400	$31,167

Net income per common share - basic and diluted	$1.16	$1.30	$4.75	$6.07

Weighted average shares outstanding - basic and diluted	5,135,956	5,133,534	5,134,705	5,132,043
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$5,968	$6,678	$24,400	$31,167
Other comprehensive income (loss):
Change in fair value of interest rate derivatives	23	(5,408)	(4,013)	(9,308)
Comprehensive income	$5,991	$1,270	$20,387	$21,859
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended September 30, 2025
Balance, June 30, 2025	5,173	$5,173	$35,159	$105,632	$(149)	$(368)	$145,447
Net income	—	—	—	5,968	—	—	5,968
Dividends paid ($4.50 per common share)	—	—	—	(23,112)	—	—	(23,112)
Change in fair value of interest rate derivative	—	—	—	—	23	—	23
Balance, September 30, 2025	5,173	$5,173	$35,159	$88,488	$(126)	$(368)	$128,326

For the Three Months Ended September 30, 2024
Balance, June 30, 2024	5,173	$5,173	$34,765	$160,649	$12,301	$(368)	$212,520
Net income	—	—	—	6,678	—	—	6,678
Dividends paid ($4.50 per common share)	—	—	—	(23,101)	—	—	(23,101)
Change in fair value of interest rate derivatives	—	—	—	—	(5,408)	—	(5,408)
Balance, September 30, 2024	5,173	$5,173	$34,765	$144,226	$6,893	$(368)	$190,689

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Nine Months Ended September 30, 2025
Balance, December 31, 2024	5,173	$5,173	$34,765	$133,402	$3,887	$(368)	$176,859
Net income	—	—	—	24,400	—	—	24,400
Dividends paid ($13.50 per common share)	—	—	—	(69,314)	—	—	(69,314)
Change in fair value of interest rate derivatives	—	—	—	—	(4,013)	—	(4,013)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, September 30, 2025	5,173	$5,173	$35,159	$88,488	$(126)	$(368)	$128,326

For the Nine Months Ended September 30, 2024
Balance, December 31, 2023	5,173	$5,173	$34,315	$182,336	$16,201	$(368)	$237,657
Net income	—	—	—	31,167	—	—	31,167
Dividends paid ($13.50 per common share)	—	—	—	(69,277)	—	—	(69,277)
Change in fair value of interest rate derivatives	—	—	—	—	(9,308)	—	(9,308)
Deferred stock unit grants	—	—	450	—	—	—	450
Balance, September 30, 2024	5,173	$5,173	$34,765	$144,226	$6,893	$(368)	$190,689
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net income	$24,400	$31,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	28,709	28,470
Straight-lining of rents	2,105	11,880
Interest rate cap premium amortization	470	6,213
Stock-based compensation expense	394	450
Other non-cash adjustments	6,529	(1,664)
Change in operating assets and liabilities:
Tenant and other receivables	771	529
Other assets	(19,271)	(161,750)
Amounts due to Vornado	(497)	36
Accounts payable and accrued expenses	7,925	(5,639)
Lease incentive liabilities	(1,500)	113,618
Other liabilities	(15)	(14)
Net cash provided by operating activities	50,020	23,296

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(18,986)	(9,836)
Proceeds from interest rate cap	—	6,563
Net cash used in investing activities	(18,986)	(3,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(69,314)	(69,277)
Debt repayments	(3,189)	(500,000)
Proceeds from borrowing	—	400,000
Debt issuance costs	(109)	(6,547)
Net cash used in financing activities	(72,612)	(175,824)

Net decrease in cash and cash equivalents and restricted cash	(41,578)	(155,801)
Cash and cash equivalents and restricted cash at beginning of period	393,836	552,977
Cash and cash equivalents and restricted cash at end of period	$352,258	$397,176

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$338,532	$531,855
Restricted cash at beginning of period	55,304	21,122
Cash and cash equivalents and restricted cash at beginning of period	$393,836	$552,977

Cash and cash equivalents at end of period	$286,142	$354,817
Restricted cash at end of period	66,116	42,359
Cash and cash equivalents and restricted cash at end of period	$352,258	$397,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$34,052	$51,426

NON-CASH TRANSACTIONS
Liability for real estate additions, including $182 and $192, respectively for development fees due to Vornado	$1,157	$6,143
Write-off of fully depreciated assets	—	1,760
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.
3.Recently Issued Accounting Literature
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We have evaluated the impact of this standard and do not expect it to have a material impact on our consolidated financial statements.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition
The following is a summary of revenue sources for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Lease revenues	$50,944	$53,244	$153,172	$163,878
Parking revenue	1,214	1,168	3,628	3,483
Tenant services	1,266	1,263	3,128	3,103
Rental revenues	$53,424	$55,675	$159,928	$170,464
The components of lease revenues for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Fixed lease revenues	$33,922	$35,608	$102,285	$112,542
Variable lease revenues	17,022	17,636	50,887	51,336
Lease revenues	$50,944	$53,244	$153,172	$163,878

Bloomberg L.P. (“Bloomberg”) accounted for revenue of $96,655,000 and $93,179,000 for the nine months ended September 30, 2025 and 2024, respectively, representing approximately 60% and 55% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.Related Party Transactions
Vornado
As of September 30, 2025, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Company management fees	$700	$700	$2,100	$2,100
Development fees	182	192	808	318
Leasing fees	303	—	545	5,555
Property management, cleaning, engineering, parking and security fees	1,117	1,688	4,040	4,537
	$2,302	$2,580	$7,493	$12,510
As of September 30, 2025, the amounts due to Vornado were $182,000 for development fees, $182,000 for leasing fees and $135,000 for management, property management, cleaning, engineering and security fees. As of December 31, 2024, the amounts due to Vornado were $642,000 for management, property management, cleaning, engineering and security fees, $346,000 for development fees and $171,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of September 30, 2025 and December 31, 2024. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate as of September 30, 2025	Balance as of
(Amounts in thousands)	Maturity		September 30, 2025	December 31, 2024
First mortgages secured by:
731 Lexington Avenue, office condominium	Oct. 09, 2028	5.04%	$400,000	$400,000
731 Lexington Avenue, retail condominium (1)(2)	Oct. 03, 2025	5.76%	300,000	300,000
Rego Park II shopping center (1)(3)	Dec. 12, 2025	5.60%	199,355	202,544
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			993,355	996,544
Deferred debt issuance costs, net of accumulated amortization of $9,766 and $7,381, respectively			(6,255)	(8,525)
			$987,100	$988,019
(1)Interest rate listed represents the rate in effect as of September 30, 2025 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)Interest at SOFR plus 1.51%.
(3)Interest at SOFR plus 1.45% (SOFR is capped at a rate of 4.15% through December 2025).
The $300,000,000 non-recourse mortgage loan on the retail condominium of our 731 Lexington Avenue property was scheduled to mature on August 5, 2025. On August 1, 2025, we entered into a 60-day extension with the lenders. The Company did not repay the loan on the extended maturity date of October 3, 2025. The Company is in discussions with the lenders regarding a potential loan restructuring.
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
In May 2025, we granted each of the members of our Board of Directors 346 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $394,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors or until a later date selected by the grantee. As of September 30, 2025, there were 28,666 DSUs outstanding and 477,121 shares were available for future grant under the Plan.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheet as of September 30, 2025 consist of an interest rate cap, which is presented in the table below based on its level in the fair value hierarchy. There were no financial liabilities measured at fair value as of September 30, 2025.

	As of September 30, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate derivative (included in other assets)	$4	$—	$4	$—

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
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of September 30, 2025 and December 31, 2024, respectively.

	Fair Value as of		As of September 30, 2025
(Amounts in thousands)	September 30, 2025	December 31, 2024	Notional Amount	Swapped Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$—	$4,117	N/A	N/A	N/A
Interest rate cap related to:
Rego Park II shopping center mortgage loan	4	370	$199,355	(1)	12/25
Included in other assets	$4	$4,487

(1)SOFR cap strike rate of 4.15%.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025		As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$67,135	$67,135	$61,889	$61,889
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$993,355	$983,675	$996,544	$967,941

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.Commitments and Contingencies
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, which includes communicable disease coverage, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties and excluding communicable disease coverage.
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $348,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
10.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share, including the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Net income	$5,968	$6,678	$24,400	$31,167

Weighted average shares outstanding – basic and diluted	5,135,956	5,133,534	5,134,705	5,132,043

Net income per common share – basic and diluted	$1.16	$1.30	$4.75	$6.07

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
Below is a summary of financial information for the three and nine months ended September 30, 2025 and 2024.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)		2025	2024	2025	2024
	Rental revenues	$53,424	$55,675	$159,928	$170,464
	Real estate tax expense	(15,755)	(15,018)	(45,439)	(43,931)
	Other segment expenses (1)	(10,938)	(11,428)	(32,752)	(32,769)
	Total operating expenses	(26,693)	(26,446)	(78,191)	(76,700)
	NOI	$26,731	$29,229	$81,737	$93,764

(1)	Includes various expenses associated with operating our properties including but not limited to ground rent, insurance, repairs and maintenance and utilities.
Below is a reconciliation of NOI to net income for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
NOI	$26,731	$29,229	$81,737	$93,764
Interest and debt expense	(14,078)	(19,261)	(37,673)	(51,714)
Interest and other income	3,682	6,105	11,555	20,321
General and administrative	(1,349)	(1,423)	(4,895)	(5,058)
Depreciation and amortization	(9,018)	(7,972)	(26,324)	(26,146)
Net income	$5,968	$6,678	$24,400	$31,167

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2025, the related consolidated statements of income, comprehensive income, and changes in equity, for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2025

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2025. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. For the nine months ended September 30, 2025, there were no material changes to these estimates or policies.

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

Three Months Ended September 30, 2025 Financial Results Summary
Net income for the three months ended September 30, 2025 was $5,968,000, or $1.16 per diluted share, compared to $6,678,000 or $1.30 per diluted share in the prior year’s three months.
Funds from operations (“FFO”) (non-GAAP) for the three months ended September 30, 2025 was $14,920,000, or $2.91 per diluted share, compared to $14,582,000, or $2.84 per diluted share in the prior year’s three months.
Nine Months Ended September 30, 2025 Financial Results Summary
Net income for the nine months ended September 30, 2025 was $24,400,000, or $4.75 per diluted share, compared to $31,167,000 or $6.07 per diluted share in the prior year’s nine months.
FFO (non-GAAP) for the nine months ended September 30, 2025 was $50,524,000, or $9.84 per diluted share, compared to $57,123,000, or $11.13 per diluted share in the prior year’s nine months.
Financing
The $300,000,000 non-recourse mortgage loan on the retail condominium of our 731 Lexington Avenue property was scheduled to mature on August 5, 2025. On August 1, 2025, we entered into a 60-day extension with the lenders. The Company did not repay the loan on the extended maturity date of October 3, 2025. The Company is in discussions with the lenders regarding a potential loan restructuring.
Square Footage, Occupancy and Leasing Activity
Our portfolio is comprised of five properties aggregating 2,455,000 square feet. As of September 30, 2025, the commercial occupancy rate was 94.9% and the residential occupancy rate was 97.1%.
On January 31, 2025, Home Depot’s 83,000 square foot lease at the retail portion of our 731 Lexington Avenue property expired. Annual rental revenues from Home Depot were approximately $15,000,000.
In the fourth quarter of 2024, we entered into ten-year leases with Burlington and Marshalls to relocate them to our Rego Park II property in 2025 from our Rego Park I property which is now vacant. We are currently exploring sale opportunities for our Rego Park I property and are in advanced negotiations with a potential buyer.

Overview - continued
Significant Tenant
Bloomberg L.P. (“Bloomberg”) accounted for revenue of $96,655,000 and $93,179,000 for the nine months ended September 30, 2025 and 2024, respectively, representing approximately 60% and 55% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.

Results of Operations – Three Months Ended September 30, 2025, compared to September 30, 2024
Rental Revenues
Rental revenues were $53,424,000 for the three months ended September 30, 2025, compared to $55,675,000 for the prior year’s three months, a decrease of $2,251,000. This was primarily due to $3,774,000 of lower rental revenue from Home Depot’s lease expiration at 731 Lexington Avenue, partially offset by $1,417,000 of higher rental revenue from new leases at Rego Park II.
Operating Expenses
Operating expenses were $26,693,000 for the three months ended September 30, 2025, compared to $26,446,000 for the prior year’s three months, an increase of $247,000. This was primarily due to higher operating expenses not subject to recovery.
Depreciation and Amortization
Depreciation and amortization was $9,018,000 for the three months ended September 30, 2025, compared to $7,972,000 for the prior year’s three months, an increase of $1,046,000. This was primarily due to higher depreciation and amortization expense on capital costs for new leases at Rego Park II.
General and Administrative Expenses
General and administrative expenses were $1,349,000 for the three months ended September 30, 2025, compared to $1,423,000 for the prior year’s three months, a decrease of $74,000.
Interest and Other Income
Interest and other income was $3,682,000 for the three months ended September 30, 2025, compared to $6,105,000 for the prior year’s three months, a decrease of $2,423,000. This was primarily due to a decrease in average interest rates and investment balances.
Interest and Debt Expense
Interest and debt expense was $14,078,000 for the three months ended September 30, 2025, compared to $19,261,000 for the prior year’s three months, a decrease of $5,183,000. This was due to (i) $4,637,000 from lower rates, (ii) $3,681,000 from the refinancing and downsize of the 731 Lexington Office loan in September 2024, (iii) $578,000 of lower deferred debt issuance cost amortization and (iv) $157,000 of lower interest rate cap premium amortization, partially offset by (v) $3,870,000 from the expiration of the 731 Lexington Retail swap in May 2025.

Results of Operations – Nine Months Ended September 30, 2025, compared to September 30, 2024
Rental Revenues
Rental revenues were $159,928,000 for the nine months ended September 30, 2025, compared to $170,464,000 for the prior year’s nine months, a decrease of $10,536,000. This was primarily due to (i) $10,059,000 of lower rental revenue from Home Depot’s lease expiration at 731 Lexington Avenue, (ii) $9,001,000 of lower rental revenue from IKEA’s lease expiration at Rego Park I and (iii) $1,054,000 of lower lease termination fee income, partially offset by (iv) $3,073,000 of higher recoveries of operating expenses and capital expenditures, (v) $2,722,000 of higher rental revenue from new leases at Rego Park II, (vi) $2,321,000 of higher rental revenue from Bloomberg’s lease extension at 731 Lexington Avenue and (vii) $2,201,000 of payments received for tenant receivables that were previously written off.
Operating Expenses
Operating expenses were $78,191,000 for the nine months ended September 30, 2025, compared to $76,700,000 for the prior year’s nine months, an increase of $1,491,000. This was due to (i) $2,003,000 of higher operating expenses subject to recovery, including real estate taxes and common area maintenance, and (ii) $682,000 of higher operating expenses not subject to recovery, partially offset by (iii) higher capitalized expenses of $1,194,000.
Depreciation and Amortization
Depreciation and amortization was $26,324,000 for the nine months ended September 30, 2025, compared to $26,146,000 for the prior year’s nine months, an increase of $178,000. This was primarily due to higher depreciation and amortization expense on capital costs for new leases at Rego Park II, partially offset by the accelerated depreciation and amortization related to IKEA’s lease expiration at Rego Park I in the prior year’s nine months.
General and Administrative Expenses
General and administrative expenses were $4,895,000 for the nine months ended September 30, 2025, compared to $5,058,000 for the prior year’s nine months, a decrease of $163,000. This was primarily due to lower professional fees.
Interest and Other Income
Interest and other income was $11,555,000 for the nine months ended September 30, 2025, compared to $20,321,000 for the prior year’s nine months, a decrease of $8,766,000. This was primarily due to a decrease in average interest rates and investment balances.
Interest and Debt Expense
Interest and debt expense was $37,673,000 for the nine months ended September 30, 2025, compared to $51,714,000 for the prior year’s nine months, a decrease of $14,041,000. This was primarily due to (i) $7,396,000 from lower rates, (ii) $6,771,000 from the refinancing and downsize of the 731 Lexington Office loan in September 2024 and (iii) $5,743,000 of lower interest rate cap premium amortization, partially offset by (iv) $5,807,000 from the expiration of the 731 Lexington Retail swap in May 2025.

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

As of September 30, 2025, we had $352,258,000 of liquidity comprised of cash and cash equivalents and restricted cash. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
For the Nine Months Ended September 30, 2025
Cash and cash equivalents and restricted cash were $352,258,000 as of September 30, 2025, compared to $393,836,000 as of December 31, 2024, a decrease of $41,578,000. This decrease resulted from (i) $72,612,000 of net cash used in financing activities and (ii) $18,986,000 of net cash used in investing activities, partially offset by (iii) $50,020,000 of net cash provided by operating activities.
Net cash used in financing activities of $72,612,000 was comprised of (i) $69,314,000 of dividends paid, (ii) $3,189,000 of debt repayments and (iii) $109,000 of debt issuance costs.
Net cash used in investing activities of $18,986,000 was comprised of construction in progress and real estate additions.
Net cash provided by operating activities of $50,020,000 was comprised of (i) net income of $24,400,000 and (ii) adjustments for non-cash items of $38,207,000, partially offset by (iii) the net change in operating assets and liabilities of $12,587,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $28,709,000, (ii) other non-cash adjustments of $6,529,000, (iii) straight-lining of rents of $2,105,000, (iv) interest rate cap premium amortization of $470,000 and (v) stock-based compensation expense of $394,000.
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
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, which includes communicable disease coverage, and all-risk property and rental value insurance coverage with limits of $1.7 billion per occurrence, including coverage for acts of terrorism, with sub-limits for certain perils such as floods and earthquakes on each of our properties and excluding communicable disease coverage.

Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a $348,000 deductible and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
FFO (non-GAAP) for the three and nine months ended September 30, 2025 and 2024
FFO (non-GAAP) for the three months ended September 30, 2025 was $14,920,000, or $2.91 per diluted share, compared to $14,582,000, or $2.84 per diluted share in the prior year’s three months.
FFO (non-GAAP) for the nine months ended September 30, 2025 was $50,524,000, or $9.84 per diluted share, compared to $57,123,000, or $11.13 per diluted share in the prior year’s nine months.
The following table reconciles our net income to FFO (non-GAAP):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Net income	$5,968	$6,678	$24,400	$31,167
Depreciation and amortization of real property	8,952	7,904	26,124	25,956
FFO (non-GAAP)	$14,920	$14,582	$50,524	$57,123

FFO per diluted share (non-GAAP)	$2.91	$2.84	$9.84	$11.13

Weighted average shares used in computing FFO per diluted share	5,135,956	5,133,534	5,134,705	5,132,043

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2025			2024
(Amounts in thousands, except per share amounts)	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$499,355	5.70%	$4,994	$202,544	5.60%
Fixed Rate	494,000	4.59%	—	794,000	3.52%
	$993,355	5.15%	$4,994	$996,544	3.94%

Total effect on diluted earnings per share			$0.97
We have an interest rate cap relating to the mortgage loan on Rego Park II shopping center with a notional amount of $199,355,000 that caps SOFR at 4.15% through December 2025.
Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of September 30, 2025 and December 31, 2024, the estimated fair value of our consolidated debt was $983,675,000 and $967,941,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.

10.1		-	Letter Agreement dated as of August 1, 2025 between 731 Retail One LLC and 731 Commercial LLC as Borrower, and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders.	***

15.1		-	Letter regarding unaudited interim financial information	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

101		-
The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104		-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted as iXBRL and contained in Exhibit 101
__________________
	***		Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: November 3, 2025	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)