Form 10-K
period 2025-12-31
ALEXANDERS INC
filed 2026-02-09
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	001-06064

ALEXANDERS INC
(Exact name of registrant as specified in its charter)

Delaware			51-0100517
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
210 Route 4 East,	Paramus,	New Jersey	07652
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(201)	587-8541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	ALX	New York Stock Exchange

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

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, (i.e., by persons other than officers and directors of Alexander’s, Inc.) was $478,956,000 at June 30, 2025.

As of January 31, 2026, there were 5,107,290 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2026.

 __________________________
 (1)    These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2025, portions of which are incorporated by reference herein.

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
 We have five properties in New York City consisting of:
•731 Lexington Avenue, a 1,080,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 952,000 and 128,000 of rentable square feet of office and retail space, respectively. Bloomberg L.P. (“Bloomberg”) occupies all of the office space. The Home Depot (83,000 square feet) was the principal retail tenant at the property until its lease expired on January 31, 2025;

•Rego Park II, a 606,000 square foot shopping center, is located on Junction Boulevard in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s. The center also includes a 60,000 square foot Burlington, a 47,000 square foot Best Buy, and a 40,000 square foot Marshalls. Kohl’s’ store is currently closed but the tenant remains obligated under its lease which expires in January 2031;

•Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is subleased to New World Mall LLC. The property is ground leased through January 2037;

•Rego Park I, a 338,000 square foot shopping center, is located adjacent to our Rego Park II shopping center. The property is now vacant since the relocation of Burlington and Marshalls to Rego Park II in 2025. We are currently exploring sale opportunities for the property and are in advanced negotiations with a potential buyer; and

•The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.

Relationship with Vornado
We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements which expire in March of each year and are automatically renewable. Vornado is a fully-integrated REIT with significant experience in managing, leasing, developing, and operating office and retail properties.
As of December 31, 2025, Vornado owned 32.4% of our outstanding common stock. Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado. As of December 31, 2025, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.

Significant Tenant
Bloomberg accounted for revenue of $129,317,000, $125,349,000 and $120,351,000 in the years ended December 31, 2025, 2024 and 2023, respectively, representing approximately 61%, 55% and 54% of our rental revenues in each year, respectively.  No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
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
Vornado is an industry leader in sustainability, owning and operating more than 26 million square feet of LEED (Leadership in Energy and Environmental Design) certified buildings, representing 100% of its certifiable office portfolio, with over 24 million square feet at LEED Gold or Platinum. In 2025, Vornado:
•received GRESB's five star rating and an assessment score of 91, placing Vornado in the top 3% within the Americas/Listed category and the “Green Star” distinction for the thirteenth consecutive year; and
•achieved 100% WELL Health-Safety certification across its in-service office portfolio.
Vornado prioritizes addressing climate change and in 2019 adopted a 10-year plan to make its buildings carbon neutral by 2030 (“Vision 2030”). Vision 2030 is a multi-faceted approach that prioritizes energy reduction, recovery and renewable power. Vornado relies on technology, as well as meaningful stakeholder collaboration with its tenants, its employees and its communities, to achieve this plan. Vornado’s commitment to carbon neutrality and associated emissions reduction targets have been approved by the Science Based Targets Initiative as consistent with a 1.5°C climate scenario limit, the most ambitious goal of the Paris Agreement.
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
Vornado is committed to transparent reporting of sustainability performance indicators and publishes an annual Sustainability Report in accordance with the Global Reporting Initiative and aligned with the metrics codified by the Sustainability Accounting Standards Board. Further details on Vornado’s environmental sustainability initiatives and strategy, including its Vision 2030 Roadmap, can be found in Vornado’s 2024 Sustainability Report at (vno.com/sustainability). There can be no assurance that Vornado’s Vision 2030 commitment will be achieved in the planned time frame. The Sustainability Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.

Competition
We operate in a highly competitive environment located in New York City. We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, tenant concessions offered, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national and local economies, the financial condition and operating results of current and prospective tenants and customers, the availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends, zoning laws, and our ability to lease sublease, or sell our properties, at profitable levels. Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding these factors.
Human Capital Resources
Since we are externally managed by Vornado, we do not have separate employees that provide management, leasing and development services. We currently have 103 property-level employees who provide cleaning, engineering, parking and security services. Our employees are managed by Vornado in accordance with its employee policies and they have access to Vornado’s benefits, training and other programs.
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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We may be adversely affected by trends in office real estate.
In 2025, approximately 61% of our rental revenues was from Bloomberg, the office tenant at our 731 Lexington Avenue office property. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing have become more common in recent years. Changes in tenant space utilization, including from the continuation of work from home and flexible work arrangement policies, may cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on our business. Additionally, the increased use of artificial intelligence (“AI”) could result in changes in tenant space utilization, including the need to reduce or reconfigure space.
All of our properties are in New York City and are affected by the economic cycles and risks inherent to this area.
All of our revenues come from properties located in New York City. Real estate markets are affected by economic downturns and we cannot predict how economic conditions will impact the New York City market in either the short or long term. Declines in the economy and declines in the New York City real estate market have impacted and could impact our financial performance and the value of our properties. In addition to the factors affecting national economic conditions generally, the factors affecting economic conditions in this area include:
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
•the fiscal health and policies of New York State and New York City governments and local transit authorities;
•quality of life conditions;
•infrastructure quality;
•increased government regulation and costs of complying with such regulations; and
•changes in rates or limitations on the deductibility of state and local taxes.
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
Certain of our properties are New York City retail properties and thus are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, New York City tourism, office and residential occupancy rates, employer remote-working policies, the threat of terrorism or other criminal acts, increasing competition from online retailers and other retail centers and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the demand for physical space in our retail locations, which could have an adverse effect on the value of our properties, our business and profitability.

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
•potential changes in trade relationships, tariffs and other trade protection measures or barriers that may adversely affect retailers and retail store values;
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
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, considering among other things, rent and concessions, the cost of improvements to the property and leasing commissions, may be on less economically favorable terms. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property and/or space. If we are unable to promptly renew leases or relet the space on economically favorable terms, our cash flow and ability to service debt obligations and pay dividends and distributions to stockholders could be adversely affected.
 731 Lexington Avenue accounts for a majority of our revenues. Loss of or damage to the building would adversely affect our financial condition and results of operations.
731 Lexington Avenue accounted for revenue of $143,534,000, $153,298,000 and $148,806,000 in the years ended December 31, 2025, 2024 and 2023, respectively, representing approximately 67%, 68% and 66% of our rental revenues in each year, respectively. Loss of or damage to the building in excess of our insurance coverage, including as a result of a terrorist attack, would adversely affect our results of operations and financial condition.
Bloomberg represents a majority of our revenues. Loss of Bloomberg as a tenant or deterioration in Bloomberg’s credit quality could adversely affect our financial condition and results of operations.
Bloomberg accounted for revenue of $129,317,000, $125,349,000 and $120,351,000 in the years ended December 31, 2025, 2024 and 2023, respectively, representing approximately 61%, 55% and 54% of our rental revenues in each year, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition.
We depend upon anchor tenants to attract shoppers at our Rego Park II retail property and decisions made by these tenants, or adverse developments in the businesses of these tenants, could materially affect our financial condition and results of operations.
Our Rego Park II retail property is anchored by well-known large format retailers and other tenants who generate shopping traffic. The value of this property would be adversely affected if our anchor tenants failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy. If the level of sales at stores operating at this property were to decline significantly due to economic conditions, increased competition from online shopping, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord. Additionally, closure of an anchor or major tenant could result in lease terminations by, or reductions of rent from other tenants if the other tenants’ leases have co-tenancy clauses.
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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a deductible of $348,000 and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
All of our properties are located in New York City, and our most significant property, 731 Lexington Avenue, is located on Lexington Avenue and 59th Street in Manhattan. In response to a terrorist attack, the perceived threat of terrorism or other criminal acts, tenants in this area may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity or have lower rates of crime and fewer customers may choose to patronize businesses in this area. This, in turn, would trigger a decrease in the demand for space in this area, which could increase vacancies in our properties and force us to lease space on less favorable terms. Furthermore, we may experience increased costs for security, equipment and personnel. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

The effects of climate change and natural disasters could have a concentrated impact on the area where we operate and could adversely impact our results.
Our properties are located in New York City. Physical climate change and natural disasters, including earthquakes, storms, storm surges, tornados, floods, hurricanes and rising sea levels, could cause significant damage to our properties and the surrounding environment or area. Government efforts to combat climate change may impact the cost of operating our properties. Over time, these conditions could result in declining demand for space in our buildings or the inability of us to operate the buildings at all. Extreme weather events may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely impact our operating and financial results.
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
Decarbonization of grid-supplied energy (as has been mandated by the Climate Leadership and Community Protection Act (“CLCPA”) in New York State) could lead to increased energy costs and operating expenses for our buildings. In October 2025, the Albany County Supreme Court ordered the New York Department of Environmental Conservation (“DEC”) to finalize regulations required under the CLCPA. This ruling compels the DEC to implement a cap-and-invest program to enforce greenhouse gas emission limits, which had been delayed. Retrofitting our building systems to consume less energy has led to increased capital costs. In addition, buildings which consume fossil fuel onsite may be subject to penalties in the future. Although these laws and regulations have not had any material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition.
We may become subject to costs, taxes or penalties, or increases therein, associated with natural resource or energy usage, such as a “carbon tax” and by local legislation such as New York City’s Local Law 97, which sets limits on carbon emissions in our buildings and imposes penalties if we exceed those limits, and New York City’s Intro 2317, or the “gas ban” bill, which limits any onsite fossil fuel combustion in new construction and major renovations. We actively track and assess possible impact from regulations across our buildings and evaluate cost of compliance versus impact on business operations and property valuations in our regular capital cycles. These costs, taxes or penalties could increase our operating costs and decrease the cash available to pay our obligations and make distributions to our stockholders.
Changes to tax laws could affect REITs generally, the trading of our shares and our results of operations, both positively and negatively, in ways that are difficult to anticipate.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect the taxation of REITs and their shareholders. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, or technical corrections made, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect the trading price for our common shares, our financial condition, our results of operations and the amount of cash available to make distributions to our stockholders.

Significant inflation and increases in the inflation rate could adversely affect our business and financial results.
Elevated rates of inflation, both real and anticipated, may impact our business and results of operations. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business and financial results. Increased inflation could also adversely affect us by increasing costs of construction and renovation. While increases in most operating expenses at our properties can be passed on to our office and retail tenants, some tenants have fixed reimbursement charges, and expenses at our residential property may not be able to be passed on to residential tenants. An increase in unreimbursed operating expenses may reduce cash flow available to pay our indebtedness and make distributions to our stockholders.
We may acquire, develop, or redevelop properties and this may create risks.
Although our current business strategy is not to engage in acquisitions, we may acquire, develop or redevelop properties when we believe that an acquisition, development or redevelopment project is otherwise consistent with our business strategy.  We may not succeed in (i) acquiring, developing or redeveloping properties; (ii) completing these activities on time or within budget; and (iii) leasing or selling acquired, developed or redeveloped properties at amounts sufficient to cover our costs.  Competition in these activities could also significantly increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions, developments or redevelopments in new markets or types of properties where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition, development or redevelopment opportunities that we have begun pursuing and consequently fail to recover expenses already incurred. Furthermore, we may be exposed to the liabilities of properties acquired, some of which we may not be aware of at the time of acquisition.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We continue to engage in development, redevelopment and repositioning activities with respect to our properties, and accordingly, we are subject to certain risks which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) cost overruns, especially in an inflationary environment, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (iv) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (v) start up, repositioning and redevelopment costs may be higher than anticipated; (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management’s time to projects which we do not complete; (viii) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or redevelopment costs and (ix) the possibility that properties will be leased at below expected rental rates. These risks could result in substantial unanticipated delays or expenses, prevent the initiation or the completion of redevelopment activities or reduce the ultimate rents achieved on new developments. These outcomes could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common shares and ability to satisfy our indebtedness and make distributions to our stockholders.
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
There are many factors that can affect the value of our common stock, including the state of the capital markets and the economy. Demand for office and retail space typically declines nationwide due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities, access the capital markets and obtain reasonable pricing to meet liquidity needs may materially affect our financial condition and results of operations and the value of our common stock.
We have outstanding debt, and the amount of debt and its cost may increase; refinancing may not be available on acceptable terms and could affect our future operations.
As of December 31, 2025, total mortgages payable, excluding deferred debt issuance costs, was $836,691,000, and our rate of total debt to total enterprise value was 46%. “Enterprise value” means the market equity value of our common stock, plus debt, less cash and cash equivalents at such date. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet our required debt service. Our debt service costs generally will not be reduced if conditions in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected.
If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in our loss of the property.
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, the volatility in the interest rate environment in recent years has led to fluctuations in interest rates on our variable rate debt, including new hedging instruments, and the cost of refinancing our existing debt and entering into new debt, all which could reduce our operating cash flows. If the cost or amount of our indebtedness increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we potentially could be at risk of default on our obligations that could adversely affect our financial condition and results of operations.
Our existing financing documents contain covenants and restrictions that may restrict our operational and financial flexibility.
As of December 31, 2025, we had outstanding mortgage indebtedness of $836,691,000, secured by three of our properties. These mortgages contain covenants that limit our ability to incur additional indebtedness on these properties, provide for lender approval of tenants’ leases in certain circumstances, and in certain cases provide for yield maintenance or defeasance premiums to prepay them. These mortgages may significantly restrict our operational and financial flexibility. In addition, if we were to fail to perform our obligations under existing indebtedness or become insolvent or were liquidated, secured creditors would be entitled to payment in full from the proceeds of the sale of the pledged assets prior to any proceeds being paid to other creditors or to any holders of our securities. In such an event, it is possible that we would have insufficient assets remaining to make payments to other creditors or to any holders of our securities.
The hedge instruments we may use to manage our exposure to interest rate volatility involve risks.
The interest rate hedge instruments we may use to manage some of our exposure to interest rate volatility involve risks, including the risk that counterparties may fail to perform under these arrangements. If interest rates subsequently fall, these arrangements may cause us to pay higher interest on our debt obligations than would otherwise be the case. In addition, the use of such instruments may generate income that may not be treated as qualifying REIT income for purposes of the 75% gross income test or 95% gross income test. Furthermore, there can be no assurance that our hedging arrangements will qualify as “highly effective” cash flow hedges under applicable accounting standards. If our hedges do not qualify as “highly effective,” the changes in the fair value of these instruments would be reflected in our results of operations and could adversely impact our earnings.

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
As of December 31, 2025, Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and approximately 26.0% of our outstanding common stock. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the partners of Interstate. Mr. Roth is the Chairman of our Board of Directors and our Chief Executive Officer, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado and the Managing General Partner of Interstate. Messrs. Wight and Mandelbaum are both trustees of Vornado and members of our Board of Directors. In addition, Vornado manages and leases the real estate assets of Interstate.
 As of December 31, 2025, Vornado owned 32.4% of our outstanding common stock, in addition to the 26.0% owned by Interstate and its partners. In addition to the relationships described in the immediately preceding paragraph, Ms. Mandakini Puri is a trustee of Vornado and a member of our Board of Directors.
Additionally, personnel and services that we require are provided to us under contracts with Vornado. We depend on Vornado to manage our operations and to acquire and manage our portfolio of real estate assets. Vornado makes all decisions regarding the day-to-day management of our company, subject to the supervision of, and any guidelines established by, our Board of Directors.
 Because of their overlapping interests, Vornado, Mr. Roth, Interstate and the other individuals noted in the preceding paragraphs may have substantial influence over Alexander’s, and on the outcome of any matters submitted to Alexander’s stockholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest among Vornado, Messrs. Roth, Mandelbaum and Wight and Interstate and other security holders. Vornado, Mr. Roth and Interstate may, in the future, engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting us, such as, which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, competition for properties and tenants, possible corporate transactions such as acquisitions, and other strategic decisions affecting the future of these entities.
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
For additional information on our cybersecurity risk management process, see “Item 1C. Cybersecurity.”
We have begun the use of AI capabilities with the goal of creating additional efficiencies in conducting our business and operations. While we intend to use AI appropriately and to attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. There can be no assurance that we or our service providers will properly implement AI, and the failure to do so could have an adverse effect on our business and results of operations.

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
The interest of our current stockholders could be diluted if we issue additional equity securities. As of December 31, 2025, we had authorized but unissued 4,826,550 shares of common stock, par value of $1.00 per share and 3,000,000 shares of preferred stock, par value $1.00 per share; of which 28,666 shares of common stock are reserved for issuance upon redemption of the deferred stock units previously granted to our Board of Directors. In addition, 477,121 shares are available for future grant under the terms of our 2016 Omnibus Stock Plan. These awards may be granted in the form of options, restricted stock, stock appreciation rights, deferred stock units, or other equity-based interests, and if granted, would reduce that number of shares available for future grants, provided however that an award that may be settled only in cash, would not reduce the number of shares available under the plan. We cannot predict the impact that future issuances of common or preferred stock or any exercise of outstanding options or grants of additional equity-based interests would have on the market price of our common stock.
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

RISKS RELATED TO REGULATORY COMPLIANCE
We may fail to qualify or remain qualified as a REIT, and may be required to pay federal income taxes at corporate rates, which could adversely impact the value of our common stock.
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
From time-to-time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes in laws, regulations and administration of property and transfer taxes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available to make distributions to our stockholders.

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
Each of our properties has been subject to varying degrees of environmental assessment. To date, these environmental assessments have not revealed any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in clean-up or compliance requirements could result in significant costs to us.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 1C.  CYBERSECURITY
Risk Management and Strategy
Our comprehensive risk management strategy for the assessment, identification and management of material risks stemming from cybersecurity threats is aligned with Vornado’s strategy as the Company’s manager, which involves a systematic evaluation of potential threats, vulnerabilities and their potential impacts on our organization’s operations, data and systems.
Our manager’s cybersecurity risk management program, which is subject to our oversight, is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program, including legal, compliance, strategic, operational and financial risk areas.
The cybersecurity risk management program includes:
•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information and broader enterprise IT environment;
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
As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business, results of operations or financial condition.
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

ITEM 2.    PROPERTIES
The following table shows the location, approximate size (excluding parking garages) and occupancy of each of our properties as of December 31, 2025.

			Square Feet				Weighted
					Under		Average
					Development or		Escalated
		Land	Total	In	Not Available	Occupancy	Annual			Expiration
	Property	Acreage	Property	Service	for Lease	Rate	Rent PSF (1)		Tenants	Date (2)

	731 Lexington Avenue
	New York, NY
	Office		952,000	952,000	—	100.0%	$145.98		Bloomberg L.P.	2040

	Retail		40,000	40,000	—				Various	Various
			88,000	88,000	—				Vacant	—
			128,000	128,000	—	27.2%	373.14
		1.9	1,080,000	1,080,000	—	91.7%	153.63

	Rego Park II
	Queens, NY
			145,000	145,000	—				Costco	2034
			133,000	133,000	—				Kohl’s (3)	2031
			60,000	60,000	—				Burlington	2035
			47,000	47,000	—				Best Buy	2034
			40,000	40,000	—				Marshalls	2035
			165,000	165,000	—				Various	Various
			16,000	16,000	—				Vacant	—
		6.6	606,000	606,000	—	98.3%	74.64

	Flushing
	Queens, NY (4)	1.0	167,000	167,000	—	100.0%	33.55		New World Mall LLC	2037

	Rego Park I
	Queens, NY(5)	4.8	338,000	—	338,000	—	—		Vacant	—
			2,191,000	1,853,000	338,000	94.6%	115.14

	The Alexander apartment tower, 312 units
	Queens, NY	—	255,000	255,000	—	97.7%	52.85	(6)	Residential	(7)
			2,446,000	2,108,000	338,000

(1)
Represents the weighted average escalated annual rent per square foot, which includes tenant reimbursements and excludes the impact of tenant concessions (such as free rent), as of December 31, 2025. For a discussion of our leasing activity, see Item 7 - Overview - Square Footage, Occupancy and Leasing Activity.

(2)	Represents the year in which the tenant’s lease expires, without consideration of any renewal or extension options. Lease expiration dates are based on non-cancelable lease terms and do not extend beyond any early termination rights that the tenant may have under its lease.
(3)	Kohl’s’ store is currently closed but the tenant remains obligated under its lease through expiration.
(4)	Ground leased through January 2037.
(5)	We are currently exploring sale opportunities for the property and are in advanced negotiations with a potential buyer.
(6)	Average monthly rent per unit is $3,589.
(7)	Residential tenants generally have one or two year leases.

Operating Properties
 731 Lexington Avenue
731 Lexington Avenue, a 1,080,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 952,000 and 128,000 of rentable square feet of office and retail space, respectively. Bloomberg occupies all of the office space. The Home Depot (83,000 square feet) was the principal retail tenant at the property until its lease expired on January 31, 2025.
The office portion of 731 Lexington Avenue is encumbered by a mortgage loan of $400,000,000 which matures in October 2028. The interest-only loan has a fixed rate of 5.04%. The loan is prepayable, at the Company’s option, with no penalty, beginning in October 2026.
The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan of $300,000,000 which matures in December 2035. The loan is split into (i) a $132,500,000 senior A-Note held by a wholly owned subsidiary of Alexander’s, which bears interest at a fixed rate of 7.00% and (ii) a $167,500,000 junior C-Note held by third party lenders, which accrues PIK interest at 4.55%. In addition, Alexander’s has the right to fund operating shortfalls, interest on the A-Note and capital for re-leasing at the property through a B-Note, which will be junior to the A-Note and senior to the C-Note. The B-Note bears interest at a fixed rate of 13.50%, except for loan amounts above $65,000,000 used to pay interest on the A-Note, which will bear interest at a fixed rate of 7.00%.
Rego Park II
Rego Park II, a 606,000 square foot shopping center, is located on Junction Boulevard in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s. The center also includes a 60,000 square foot Burlington, a 47,000 square foot Best Buy, and a 40,000 square foot Marshalls. Kohl’s’ store is currently closed but the tenant remains obligated under its lease which expires in January 2031. The center contains a paid parking deck (1,326 spaces).
This center is encumbered by a mortgage loan of $175,000,000 which matures in December 2030. The interest-only loan is at SOFR plus 2.00% (5.72% as of December 31, 2025).
Flushing
Our Flushing property is located on Roosevelt Avenue and Main Street in the downtown, commercial section of Flushing, Queens. Roosevelt Avenue and Main Street are active shopping districts and there are many national retailers located in the area. A subway entrance is located directly in front of the property with bus service across the street. The property comprises a four-floor building containing 167,000 square feet and a parking garage, which is subleased to New World Mall LLC through January 2037. The property is ground leased through January 2037.
Rego Park I
Rego Park I, a 338,000 square foot shopping center, is located adjacent to our Rego Park II shopping center. The property is now vacant since the relocation of Burlington and Marshalls to Rego Park II in 2025. We are currently exploring sale opportunities for the property and are in advanced negotiations with a potential buyer. The center contains a paid parking deck (1,241 spaces).
The Alexander Apartment Tower
The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.
The property is encumbered by a mortgage loan of $94,000,000 which matures in November 2027. The interest-only loan has a fixed rate of 2.63%.

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

As of January 31, 2026, there were 164 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

None.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common stock, the Standard & Poor’s 400 MidCap Index (the “S&P 400 MidCap Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on December 31, 2020 in our common stock, the S&P 400 MidCap Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Five-Year Cumulative Return
$160
$140
$120
$100
$80
2020
2021
2022
2023
2024
2025
Alexander's, Inc.
S&P 400 MidCap Index
The NAREIT All Equity Index

	2020	2021	2022	2023	2024	2025
Alexander’s, Inc.	$100	$100	$91	$97	$99	$107
S&P 400 MidCap Index	100	125	108	126	144	155
The NAREIT All Equity Index	100	141	106	118	124	127

ITEM 6. RESERVED

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion should be read in conjunction with the consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is focused on the years ended December 31, 2025 and 2024, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2023, including year-to-year comparisons between 2024 and 2023, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Overview - continued
Year Ended December 31, 2025 Financial Results Summary
Net income for the year ended December 31, 2025 was $28,224,000 or $5.50 per diluted share, compared to $43,444,000 or $8.46 per diluted share for the year ended December 31, 2024.
Funds from operations (“FFO”) (non-GAAP) for the year ended December 31, 2025 was $62,995,000, or $12.27 per diluted share, compared to $77,968,000, or $15.19 per diluted share for the year ended December 31, 2024.
Square Footage, Occupancy and Leasing Activity
As of December 31, 2025, our portfolio was comprised of five properties aggregating 2,446,000 square feet. The commercial occupancy rate was 94.6% and the residential occupancy rate was 97.7%.
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
Significant Tenant
Bloomberg accounted for revenue of $129,317,000, $125,349,000 and $120,351,000 in the years ended December 31, 2025, 2024 and 2023, respectively, representing approximately 61%, 55% and 54% of our rental revenues in each year, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
Financings
On December 5, 2025, we completed a $175,000,000 refinancing of the mortgage loan on our Rego Park II shopping center. The interest-only loan is at SOFR plus 2.00% (5.72% as of December 31, 2025) and matures on December 5, 2030. We paid down by $23,544,000 the previous $198,544,000 loan that bore interest at SOFR plus 1.45% and was scheduled to mature on December 12, 2025.
On December 23, 2025, we entered into an agreement to restructure the $300,000,000 mortgage loan on the retail condominium portion of 731 Lexington Avenue, which previously bore interest at SOFR plus 1.51%. The restructured loan was split into (i) a $132,500,000 senior A-Note that was purchased by a wholly owned subsidiary of Alexander’s, which bears interest at a fixed rate of 7.00% and (ii) a $167,500,000 junior C-Note held by the lenders of the original loan, which accrues PIK interest at 4.55%. In addition, Alexander’s has the right to fund operating shortfalls, interest on the A-Note and capital for re-leasing at the property through a B-Note, which will be junior to the A-Note and senior to the C-Note. The B-Note bears interest at a fixed rate of 13.50%, except for loan amounts above $65,000,000 used to pay interest on the A-Note, which will bear interest at a fixed rate of 7.00%. The restructured loan matures in December 2035.
All future net sales or refinancing proceeds will be distributed through the payment waterfall per the terms of the restructured loan agreement. If such proceeds (or appraised value in such refinancing) are insufficient to cover the C-Note loan balance, any outstanding C-Note indebtedness that remains unpaid shall be forgiven.
Since the debt balances related to the A-Note and B-Note are eliminated in consolidation, the balance presented as mortgages payable for this loan on our consolidated balance sheet as of December 31, 2025 is $167,691,000, which is comprised of the principal balance of the C-Note and the PIK interest due upon maturity.

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
Impairment Analyses for Real Estate
Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment analyses are based on current plans, intended holding periods, ability to hold and available information at the time the analyses are prepared. Assessing impairment can be complex and involves a high degree of subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, capital expenditures, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. These estimates can have a significant impact on the undiscounted cash flows or estimated fair value of an asset and could thereby affect the value of our real estate on our consolidated balance sheets as well as any potential impairment losses recognized on our consolidated statements of income.
Recent Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Results of Operations – Year Ended December 31, 2025 compared to December 31, 2024
Rental Revenues
Rental revenues were $213,183,000 in the year ended December 31, 2025, compared to $226,374,000 in the prior year, a decrease of $13,191,000. This was primarily due to (i) $13,831,000 of lower rental revenue from Home Depot’s lease expiration at 731 Lexington Avenue and (ii) $9,001,000 of lower rental revenue from IKEA’s lease expiration at Rego Park I, partially offset by (iii) $4,399,000 of higher rental revenue from new leases at Rego Park II, (iv) $3,403,000 of higher recoveries of operating expenses and capital expenditures and (v) $2,325,000 of higher rental revenue from Bloomberg’s lease extension at 731 Lexington Avenue.
Operating Expenses
Operating expenses were $106,376,000 in the year ended December 31, 2025, compared to $103,240,000 in the prior year, an increase of $3,136,000. This was primarily due to (i) $2,388,000 of higher operating expenses subject to recovery, including real estate taxes and common area maintenance and (ii) $1,179,000 of higher operating expenses not subject to recovery, partially offset by (iii) higher capitalized expenses of $431,000.
Depreciation and Amortization
Depreciation and amortization was $35,061,000 in the year ended December 31, 2025, compared to $34,782,000 in the prior year, an increase of $279,000. This was primarily due to higher depreciation and amortization expense on capital costs for new leases at Rego Park II, partially offset by the accelerated depreciation and amortization related to IKEA’s lease expiration at Rego Park I in the prior year.
General and Administrative Expenses
General and administrative expenses were $6,555,000 in the year ended December 31, 2025, compared to $6,519,000 in the prior year, an increase of $36,000.
Interest and Other Income
Interest and other income was $14,657,000 in the year ended December 31, 2025, compared to $24,429,000 in the prior year, a decrease of $9,772,000. This was primarily due to a decrease in average interest rates and investment balances.
Interest and Debt Expense
Interest and debt expense was $51,624,000 in the year ended December 31, 2025, compared to $62,818,000 in the prior year, a decrease of $11,194,000. This was primarily due to (i) $8,439,000 from lower rates, (ii) $6,833,000 from the refinancing and downsize of the 731 Lexington Office loan in September 2024 and (iii) $5,883,000 of lower interest rate cap premium amortization, partially offset by (iv) $9,665,000 from the expiration of the 731 Lexington Retail swap in May 2025.

Related Party Transactions
Vornado
As of December 31, 2025, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to various agreements, which expire in March of each year and are automatically renewable. These agreements are described in Note 4 – Related Party Transactions, to our consolidated financial statements in this Annual Report on Form 10-K.
Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado. As of December 31, 2025, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.
Liquidity and Capital Resources
Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to stockholders and development costs. The sources of liquidity to fund these cash requirements include rental revenue, which is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties, as well as our existing cash, proceeds from financings, including mortgage or construction loans secured by our properties and proceeds from asset sales.
As of December 31, 2025, we had $192,225,000 of liquidity comprised of cash and cash equivalents and restricted cash. The ongoing fluctuations in interest rates and the effects of inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
Cash Flows for the Year Ended December 31, 2025
Cash and cash equivalents and restricted cash were $192,225,000 at December 31, 2025, compared to $393,836,000 at December 31, 2024, a decrease of $201,611,000. This resulted from (i) $254,268,000 of net cash used in financing activities and (ii) $20,787,000 of net cash used in investing activities, partially offset by (iii) $73,444,000 of net cash provided by operating activities.
Net cash used in financing activities of $254,268,000 was comprised of (i) debt repayments of $335,044,000, (ii) dividends paid of $92,425,000 and (iii) debt issuance costs of $1,799,000, partially offset by (iv) proceeds from borrowings of $175,000,000.
Net cash used in investing activities of $20,787,000 was comprised of construction in progress and real estate additions.
Net cash provided by operating activities of $73,444,000 was comprised of (i) net income of $28,224,000 and (ii) adjustments for non-cash items of $50,727,000, partially offset by (iii) the net change in operating assets and liabilities of $5,507,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $38,145,000, (ii) amortization of deferred lease incentives of $7,364,000, (iii) straight-lining of rents of $2,672,000, (iv) other non-cash adjustments of $1,552,000, (v) interest rate cap premium amortization of $600,000 and (vi) stock-based compensation expense of $394,000.

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
Net cash provided by operating activities of $54,106,000 was comprised of (i) net income of $43,444,000 and (ii) adjustments for non-cash items of $58,440,000, partially offset by (iii) the net change in operating assets and liabilities of $47,778,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $37,897,000, (ii) straight-lining of rents of $13,116,000, (iii) interest rate cap premium amortization of $6,483,000, (iv) amortization of deferred lease incentives of $4,897,000 and (v) stock-based compensation expense of $450,000, partially offset by (vi) $4,403,000 other non-cash adjustments.
Dividends
On February 4, 2026, our Board of Directors declared a regular quarterly dividend of $4.50 per share (an indicated annual rate of $18.00 per share).  The dividend, if declared by the Board of Directors at the same rate for all of 2026, would require us to pay out approximately $92,450,000 in 2026.
Debt
Below is a summary of our outstanding debt and maturities as of December 31, 2025.  We may refinance our maturing debt as it comes due or choose to repay it.

(Amounts in thousands)	Balance	Interest Rate	Maturity
731 Lexington Avenue, office condominium	$400,000	5.04%	Oct. 09, 2028
Rego Park II shopping center(1)(2)	175,000	5.72%	Dec. 05, 2030
731 Lexington Avenue, retail condominium(3)	167,691	4.55%	Dec. 23, 2035
The Alexander apartment tower	94,000	2.63%	Nov. 01, 2027
Total	836,691
Deferred debt issuance costs, net of accumulated amortization of $5,263	(7,240)
Total, net	$829,451

(1)	Interest rate listed represents the rate in effect as of December 31, 2025 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)	Interest at SOFR plus 2.00% (SOFR is capped at a rate of 4.50% through December 2026).
(3)
Represents the $167,500 principal balance of the C-Note plus PIK interest of $191. The debt balances related to the A-Note and the B-Note are eliminated in consolidation. Refer to page 27 herein for further discussion.

Below is a summary of our principal and interest repayments scheduled as of December 31, 2025.

		Less than	One to	Three to	More than
(Amounts in thousands)	Total	One Year	Three Years	Five Years	Five Years
Long-term debt obligations	$1,043,493	$33,117	$552,747	$194,580	$263,049
Total principal and interest repayments (1)	$1,043,493	$33,117	$552,747	$194,580	$263,049

(1) Interest on variable rate debt is computed using rates in effect as of December 31, 2025, adjusted for hedging instruments as applicable.

Liquidity and Capital Resources - continued
Capital Expenditures
Capital expenditures consist of expenditures to maintain and improve assets, tenant improvement allowances, lease incentives and leasing commissions. During 2026, we expect to spend approximately $55,000,000 of capital expenditures at our properties. We plan to fund these capital expenditures from operating cash flow, existing liquidity and/or borrowings.
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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a deductible of $348,000 and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
FFO (non-GAAP) for the years ended December 31, 2025 and 2024
FFO (non-GAAP) for the year ended December 31, 2025 was $62,995,000, or $12.27 per diluted share, compared to $77,968,000, or $15.19 per diluted share for the year ended December 31, 2024.
The following table reconciles our net income to FFO (non-GAAP):

	For the Year Ended
	December 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Net income	$28,224	$43,444
Depreciation and amortization of real property	34,771	34,524
FFO (non-GAAP)	$62,995	$77,968

FFO per diluted share (non-GAAP)	$12.27	$15.19

Weighted average shares used in computing FFO per diluted share	5,135,020	5,132,418

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2025			2024
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

(Amounts in thousands, except per share amounts)
Variable rate	$175,000	5.72%	$1,750	$202,544	5.60%
Fixed rate	661,691	4.58%	—	794,000	3.52%
	$836,691	4.82%	$1,750	$996,544	3.94%

Total effect on diluted earnings per share			$0.34
We have an interest rate cap relating to the mortgage loan on Rego Park II shopping center with a notional amount of $175,000,000 that caps SOFR at 4.50% through December 2026.
 Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of December 31, 2025 and 2024, the estimated fair value of our consolidated debt was $783,004,000 and $967,941,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	36

Consolidated Balance Sheets as of December 31, 2025 and 2024	38

Consolidated Statements of Income for the
Years Ended December 31, 2025, 2024 and 2023	39

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2025, 2024 and 2023	40

Consolidated Statements of Changes in Equity for the
Years Ended December 31, 2025, 2024 and 2023	41

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2025, 2024 and 2023	42

Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander’s, Inc. and subsidiaries (the "Company") as of December 31, 2025, and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 9, 2026

We have served as the Company’s auditor since 1969.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
ASSETS	2025	2024
Real estate, at cost:
Land	$32,271	$32,271
Buildings and leasehold improvements	1,069,350	1,046,132
Development and construction in progress	2,150	6,794
Total	1,103,771	1,085,197
Accumulated depreciation and amortization	(473,141)	(443,627)
Real estate, net	630,630	641,570
Cash and cash equivalents	128,167	338,532
Restricted cash	64,058	55,304
Tenant and other receivables	4,109	5,112
Receivable arising from the straight-lining of rents	109,078	111,750
Deferred leasing costs, net, including unamortized leasing fees to Vornado of
$20,649 and $22,380, respectively	152,914	163,677
Other assets	21,752	25,350
	$1,110,708	$1,341,295

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$829,451	$988,019
Amounts due to Vornado	134	1,159
Accounts payable and accrued expenses	36,538	38,743
Lease incentive liabilities	113,618	115,118
Other liabilities	21,811	21,397
Total liabilities	1,001,552	1,164,436

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares;
issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares;
issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	35,159	34,765
Retained earnings	69,201	133,402
Accumulated other comprehensive (loss) income	(9)	3,887
	109,524	177,227
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	109,156	176,859
	$1,110,708	$1,341,295

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Rental revenues	$213,183	$226,374	$224,962
EXPENSES
Operating, including fees to Vornado of $5,965, $6,581 and $6,480, respectively	(106,376)	(103,240)	(101,210)
Depreciation and amortization	(35,061)	(34,782)	(32,898)
General and administrative, including management fees to Vornado of $2,440 in each year	(6,555)	(6,519)	(6,341)

Total expenses	(147,992)	(144,541)	(140,449)

Interest and other income	14,657	24,429	22,245
Interest and debt expense	(51,624)	(62,818)	(58,297)
Net gain on sale of real estate	—	—	53,952
Net income	$28,224	$43,444	$102,413

Net income per common share - basic and diluted	$5.50	$8.46	$19.97

Weighted average shares outstanding - basic and diluted	5,135,020	5,132,418	5,129,330

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$28,224	$43,444	$102,413
Other comprehensive loss:
Change in fair value of interest rate derivatives and other	(3,896)	(12,314)	(9,385)
Comprehensive income	$24,328	$31,130	$93,028

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Capital	Retained Earnings		Treasury Stock		Total Equity
	Shares	Amount
Balance, December 31, 2022	5,173	$5,173	$33,865	$172,243	$25,586	$(368)		$236,499
Net income	—	—	—	102,413	—	—		102,413
Dividends paid ($18.00 per common share)	—	—	—	(92,320)	—	—		(92,320)
Change in fair value of interest rate derivatives and other	—	—	—	—	(9,385)	—		(9,385)
Deferred stock unit grants	—	—	450	—	—	—		450
Balance, December 31, 2023	5,173	5,173	34,315	182,336	16,201	(368)		237,657
Net income	—	—	—	43,444	—	—		43,444
Dividends paid ($18.00 per common share)	—	—	—	(92,378)	—	—		(92,378)
Change in fair value of interest rate derivatives	—	—	—	—	(12,314)	—		(12,314)
Deferred stock unit grants	—	—	450	—	—	—		450
Balance, December 31, 2024	5,173	5,173	34,765	133,402	3,887	(368)		176,859
Net income	—	—	—	28,224	—	—		28,224
Dividends paid ($18.00 per common share)	—	—	—	(92,425)	—	—		(92,425)
Change in fair value of interest rate derivatives	—	—	—	—	(3,896)	—		(3,896)
Deferred stock unit grants	—	—	394	—	—	—		394
Balance, December 31, 2025	5,173	$5,173	$35,159	$69,201	$(9)	$(368)	`	$109,156

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,224	$43,444	$102,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	38,145	37,897	34,467
Amortization of deferred lease incentives	7,364	4,897	138
Net gain on sale of real estate	—	—	(53,952)
Straight-lining of rents	2,672	13,116	2,631
Stock-based compensation expense	394	450	450
Interest rate cap premium amortization	600	6,483	7,770
Other non-cash adjustments	1,552	(4,403)	(1,559)
Change in operating assets and liabilities:
Tenant and other receivables	1,003	165	(572)
Other assets	(2,860)	(149,445)	14,141
Amounts due to Vornado	(713)	98	(60)
Accounts payable and accrued expenses	(1,417)	(13,695)	3,263
Lease incentive liabilities	(1,500)	115,118	—
Other liabilities	(20)	(19)	(19)
Net cash provided by operating activities	73,444	54,106	109,111

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(20,787)	(19,785)	(4,681)
Proceeds from interest rate cap	—	6,563	5,049
Proceeds from maturities of U.S. Treasury bills	—	—	264,881
Proceeds from sale of real estate	—	—	67,821
Purchase of interest rate cap	—	—	(11,258)
Net cash (used in) provided by investing activities	(20,787)	(13,222)	321,812

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(92,425)	(92,378)	(92,320)
Debt issuance costs	(1,799)	(7,647)	(104)
Debt repayments	(335,044)	(500,000)	—
Proceeds from borrowings	175,000	400,000	—
Net cash used in financing activities	(254,268)	(200,025)	(92,424)

Net (decrease) increase in cash and cash equivalents and restricted cash	(201,611)	(159,141)	338,499
Cash and cash equivalents and restricted cash at beginning of year	393,836	552,977	214,478
Cash and cash equivalents and restricted cash at end of year	$192,225	$393,836	$552,977

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$338,532	$531,855	$194,933
Restricted cash at beginning of year	55,304	21,122	19,545
Cash and cash equivalents and restricted cash at beginning of year	$393,836	$552,977	$214,478

Cash and cash equivalents at end of year	$128,167	$338,532	$531,855
Restricted cash at end of year	64,058	55,304	21,122
Cash and cash equivalents and restricted cash at end of year	$192,225	$393,836	$552,977

See notes to consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$48,192	$59,685	$53,975

NON-CASH TRANSACTIONS
Write-off of fully depreciated assets	$1,113	$2,242	$8,097
Liability for real estate additions, including $34 and $346 in 2025 and 2024, respectively, for development fees due to Vornado	1,903	3,003	1,969
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

We have five properties in New York City consisting of:

•731 Lexington Avenue, a 1,080,000 square foot multi-use building, comprising the entire block bounded by Lexington Avenue, East 59th Street, Third Avenue and East 58th Street in Manhattan. The building contains 952,000 and 128,000 of rentable square feet of office and retail space, respectively. Bloomberg L.P. (“Bloomberg”) occupies all of the office space. The Home Depot (83,000 square feet) was the principal retail tenant at the property until its lease expired on January 31, 2025;

•Rego Park II, a 606,000 square foot shopping center, is located on Junction Boulevard in Queens. The center is anchored by a 145,000 square foot Costco and a 133,000 square foot Kohl’s. The center also includes a 60,000 square foot Burlington, a 47,000 square foot Best Buy, and a 40,000 square foot Marshalls. Kohl’s’ store is currently closed but the tenant remains obligated under its lease which expires in January 2031;

•Flushing, a 167,000 square foot building, located on Roosevelt Avenue and Main Street in Queens, that is subleased to New World Mall LLC. The property is ground leased through January 2037;

•Rego Park I, a 338,000 square foot shopping center, is located adjacent to our Rego Park II shopping center. The property is now vacant since the relocation of Burlington and Marshalls to Rego Park II in 2025. We are currently exploring sale opportunities for the property and are in advanced negotiations with a potential buyer; and

•The Alexander apartment tower, located above our Rego Park II shopping center, contains 312 units aggregating 255,000 square feet.

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

Recently Issued Accounting Literature
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this update effective December 15, 2025. The adoption of ASU 2023-09 did not have a material impact on our disclosures.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
Real Estate – Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2025 and 2024, the carrying amount of our real estate, net of accumulated depreciation and amortization, was $630,630,000 and $641,570,000, respectively. Maintenance and repairs are generally expensed as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. We capitalize all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense. The capitalization period begins when development activities are underway and ends when it is determined that the asset is substantially complete and ready for its intended use, which is typically evidenced by the receipt of a temporary certificate of occupancy. General and administrative costs are expensed as incurred.
Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, including an estimated terminal value calculated using an appropriate capitalization rate. Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. For development properties, estimates of future cash flows also include all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of the cost of the asset. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value. If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.
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
Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased and are carried at cost, which approximates fair value, due to their short-term maturities.  The majority of our cash and cash equivalents consist of (i) deposits at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit and (ii) money market funds, which invest in U.S. Treasury bills. To date we have not experienced any losses on our invested cash.

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
Deferred Charges – Direct financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest rate method, over the terms of the related agreements as a component of interest and debt expense.  Direct and incremental costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the terms of the related leases.
Income Taxes – We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856 – 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to stockholders each year. We distribute to our stockholders 100% of our taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the year ended December 31, 2025 were characterized, for federal income tax purposes, as 48.3% ordinary income and 51.7% of long-term capital gain income. Dividends distributed for the year ended December 31, 2024 were characterized, for federal income tax purposes, as 100.0% ordinary income. Dividends distributed for the year ended December 31, 2023 were characterized, for federal income tax purposes, as 41.5% ordinary income and 58.5% of long-term capital gain income.
The estimated taxable income attributable to our common stockholders (unaudited) for the years ended December 31, 2025, 2024 and 2023 was approximately $88,726,000, $65,493,000, and $98,555,000 respectively. The book to tax differences between net income and estimated taxable income primarily result from differences in the income recognition or deductibility of depreciation and amortization, gains or losses from the sale of real estate and other capital transactions, straight-line rent adjustments, the change in fair value of marketable securities and income from discontinued operations.
As of December 31, 2025, the net basis of our assets and liabilities for tax reporting purposes was approximately $125,793,000 lower than the amount reported for financial statement purposes.

3.    REVENUE RECOGNITION
The following is a summary of revenue sources for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Lease revenues	$204,181	$217,656	$216,468
Parking revenue	4,941	4,751	4,456
Tenant services	4,061	3,967	4,038
Rental revenues	$213,183	$226,374	$224,962
The components of lease revenues for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Fixed lease revenues	$136,521	$147,903	$147,569
Variable lease revenues	67,660	69,753	68,899
Lease revenues	$204,181	$217,656	$216,468

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.    RELATED PARTY TRANSACTIONS
Vornado
As of December 31, 2025, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Steven Roth is the Chairman of our Board of Directors and Chief Executive Officer, the Managing General Partner of Interstate Properties (“Interstate”), a New Jersey general partnership, and the Chairman of the Board of Trustees and Chief Executive Officer of Vornado. As of December 31, 2025, Mr. Roth, Interstate and its other two general partners, David Mandelbaum and Russell B. Wight, Jr. (who are also directors of the Company and trustees of Vornado) owned, in the aggregate, 26.0% of our outstanding common stock, in addition to the 2.3% they indirectly own through Vornado.
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
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Company management fees	$2,800	$2,800	$2,800
Development fees	842	472	—
Leasing fees	697	6,084	1,213
Commission on sale of real estate	—	—	711
Property management, cleaning, engineering, parking and security fees	5,438	6,053	6,005
	$9,777	$15,409	$10,729
As of December 31, 2025, the amounts due to Vornado were $100,000 for leasing fees and $34,000 for development fees. As of December 31, 2024, the amounts due to Vornado were $642,000 for management, property management, cleaning, engineering and security fees, $346,000 for development fees and $171,000 for leasing fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. MORTGAGES PAYABLE
On December 5, 2025, we completed a $175,000,000 refinancing of the mortgage loan on our Rego Park II shopping center. The interest-only loan is at SOFR plus 2.00% (5.72% as of December 31, 2025) and matures on December 5, 2030. We paid down by $23,544,000 the previous $198,544,000 loan that bore interest at SOFR plus 1.45% and was scheduled to mature on December 12, 2025.
On December 23, 2025, we entered into an agreement to restructure the $300,000,000 mortgage loan on the retail condominium portion of 731 Lexington Avenue, which previously bore interest at SOFR plus 1.51%. The restructured loan was split into (i) a $132,500,000 senior A-Note that was purchased by a wholly owned subsidiary of Alexander’s, which bears interest at a fixed rate of 7.00% and (ii) a $167,500,000 junior C-Note held by the lenders of the original loan, which accrues PIK interest at 4.55%. In addition, Alexander’s has the right to fund operating shortfalls, interest on the A-Note and capital for re-leasing at the property through a B-Note, which will be junior to the A-Note and senior to the C-Note. The B-Note bears interest at a fixed rate of 13.50%, except for loan amounts above $65,000,000 used to pay interest on the A-Note, which will bear interest at a fixed rate of 7.00%. The restructured loan matures in December 2035.
All future net sales or refinancing proceeds will be distributed through the payment waterfall per the terms of the restructured loan agreement. If such proceeds (or appraised value in such refinancing) are insufficient to cover the C-Note loan balance, any outstanding C-Note indebtedness that remains unpaid shall be forgiven.
The loan restructuring qualifies as a troubled debt restructuring under GAAP. As such, we expensed $607,000 of direct costs incurred in connection with the loan restructuring which is included in “Interest and debt expense” on the consolidated statements of income for the year ended December 31, 2025. Since the debt balances related to the A-Note and B-Note are eliminated in consolidation, the balance presented as mortgages payable for this loan on our consolidated balance sheet as of December 31, 2025 is $167,691,000, which is comprised of the principal balance of the C-Note and the PIK interest due upon maturity.
The following is a summary of our outstanding mortgages payable. We may refinance our maturing debt as it comes due or choose to repay it.

		Interest Rate at December 31, 2025	Balance as of December 31,
(Amounts in thousands)	Maturity		2025	2024
731 Lexington Avenue, office condominium	Oct. 09, 2028	5.04%	$400,000	$400,000
Rego Park II shopping center(1)(2)	Dec. 05, 2030	5.72%	175,000	202,544
731 Lexington Avenue, retail condominium(3)	Dec. 23, 2035	4.55%	167,691	300,000
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			836,691	996,544
Deferred debt issuance costs, net of accumulated amortization of $5,263 and $7,381, respectively			(7,240)	(8,525)
			$829,451	$988,019

(1)	Interest rate listed represents the rate in effect as of December 31, 2025 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)	Interest at SOFR plus 2.00% (SOFR is capped at a rate of 4.50% through December 2026).
(3)	Includes PIK interest of $191 as of December 31, 2025.
The net carrying value of real estate collateralizing the debt amounted to $578,973,000 as of December 31, 2025. Our existing financing documents contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, provide for lender approval of tenants’ leases and yield maintenance to prepay them. As of December 31, 2025, the principal repayments (based on the extended loan maturity dates) for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2026	$—
2027	94,000
2028	400,000
2029	—
2030	175,000
Thereafter	167,691

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

Financial Assets and Liabilities Measured at Fair Value
 Financial assets measured at fair value on our consolidated balance sheet as of December 31, 2025 consist of an interest rate cap, which is presented in the table below based on its level in the fair value hierarchy. There were no financial liabilities measured at fair value as of December 31, 2025.

	As of December 31, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap (included in other assets)	$3	$—	$3	$—
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
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since all of our interest rate derivatives have been designated as cash flow hedges, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivatives, all of which hedge the interest rate risk attributable to the variable rate debt noted as of December 31, 2025 and 2024, respectively.

	Fair Value as of December 31,		As of December 31, 2025

(Amounts in thousands)	2025	2024	Notional Amount	Swapped Rate	Expiration Date
Interest rate swap related to:
731 Lexington Avenue mortgage loan, retail condominium	$—	$4,117	N/A	N/A	N/A
Interest rate caps related to:
Rego Park II shopping center mortgage loan	3	370	175,000	(1)	12/26
Included in other assets	$3	$4,487

(1) SOFR cap strike rate of 4.50%.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. FAIR VALUE MEASUREMENTS - continued
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of December 31, 2025 and 2024.

	As of December 31, 2025		As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash equivalents	$94,978	$94,978	$61,889	$61,889
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$836,691	$783,004	$996,544	$967,941

7. LEASES
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
Future undiscounted cash flows under our contractual non-cancelable operating leases are as follows:

(Amounts in thousands)	As of December 31, 2025
For the year ending December 31,
2026	$136,291
2027	129,760
2028	137,236
2029	52,793
2030	126,724
Thereafter	1,065,582

These amounts do not include reimbursements or additional rents based on a percentage of retail tenants’ sales.
Bloomberg accounted for revenue of $129,317,000, $125,349,000 and $120,351,000 in the years ended December 31, 2025, 2024 and 2023, respectively, representing approximately 61%, 55% and 54% of our rental revenues in each year, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
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
In connection with the lease extension, Bloomberg is entitled to a $113,618,000 tenant fund which is accounted for as a lease incentive under GAAP. Accordingly, during the second quarter of 2024, we recorded a deferred lease incentive asset of $113,618,000, which is amortized as a reduction to rental revenues over the remaining term of the lease, and a corresponding liability. These amounts are included in “Deferred leasing costs, net” and “Lease incentive liabilities,” on our consolidated balance sheet as of December 31, 2025.

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
As Lessee
We are the lessee under a ground lease at our Flushing property, classified as an operating lease, which expires in 2037. In January 2022, New World Mall LLC, the subtenant at the property, exercised its one remaining ten-year extension option through January 2037. As a result of the subtenant exercising its extension option, we were required by GAAP to remeasure our ground lease liability based upon an estimate of lease payments to be made during the ten-year extension period of our ground lease resulting in an incremental right-of-use asset and lease liability of approximately $16,000,000. The discount rate applied in the remeasurement of the lease liability was based on the incremental borrowing rate (“IBR”) of 5.86% at the time of the remeasurement. We considered the general economic environment and factored in various Company specific adjustments to arrive at the IBR. As of December 31, 2025, the remaining right-of-use asset of $15,644,000 and lease liability of $21,295,000, are included in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet.
Future lease payments under this operating lease, including our estimated payments during the extension period, are as follows:

(Amounts in thousands)	As of December 31, 2025
For the year ending December 31,
2026	$800
2027	2,707
2028	2,880
2029	2,880
2030	2,880
Thereafter	17,520
Total undiscounted cash flows	29,667
Present value discount	(8,372)
Lease liability as of December 31, 2025	$21,295

We recognize rent expense as a component of “operating” expenses on our consolidated statements of income on a straight-line basis. Rent expense was $2,161,000 in each of the years ended December 31, 2025, 2024 and 2023, respectively. Cash paid for rent expense was $800,000 in each of the years ended December 31, 2025, 2024 and 2023, respectively.

8. STOCK-BASED COMPENSATION
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
In May 2025, we granted each of the members of our Board of Directors 346 DSUs with a market value of $75,000 per grant. The grant date fair value of these awards was $56,250 per grant, or $394,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without the payment of any consideration. The DSUs vested immediately and accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors or until a later date selected by the grantee. As of December 31, 2025, there were 28,666 DSUs outstanding and 477,121 shares were available for future grant under the Plan.

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a deductible of $348,000 and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
Multiemployer Pension Plans
Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our subsidiaries may be required to bear their pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2025, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.
 In the years ended December 31, 2025, 2024 and 2023 our subsidiaries contributed $276,000, $267,000 and $215,000, respectively, towards Multiemployer Pension Plans. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2025, 2024 and 2023.
Multiemployer Health Plans
 Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees. In the years ended December 31, 2025, 2024 and 2023 our subsidiaries contributed $1,213,000, $1,085,000 and $1,005,000, respectively, towards these plans.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per share, including a reconciliation of net income and the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including DSUs) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2025	2024	2023
Net income	$28,224	$43,444	$102,413

Weighted average shares outstanding – basic and diluted	5,135,020	5,132,418	5,129,330

Net income per common share – basic and diluted	$5.50	$8.46	$19.97

12. SEGMENT INFORMATION
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
Below is a summary of financial information for the years ended December 31, 2025, 2024 and 2023.

		Year Ended December 31,
(Amounts in thousands)		2025	2024	2023
	Rental revenues	$213,183	$226,374	$224,962
	Real estate tax expense	(61,665)	(59,256)	(57,722)
	Other segment expenses (1)	(44,711)	(43,984)	(43,488)
	Total operating expenses	(106,376)	(103,240)	(101,210)
	NOI	$106,807	$123,134	$123,752

(1)	Includes various expenses associated with operating our properties including but not limited to ground rent, insurance, repairs and maintenance and utilities.
Below is a reconciliation of NOI to net income for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
NOI	$106,807	$123,134	$123,752
Net gain on sale of real estate	—	—	53,952
Interest and debt expense	(51,624)	(62,818)	(58,297)
Interest and other income	14,657	24,429	22,245
General and administrative	(6,555)	(6,519)	(6,341)
Depreciation and amortization	(35,061)	(34,782)	(32,898)
Net income	$28,224	$43,444	$102,413

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
 As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 is effective.
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
 The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alexander’s, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander’s, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 9, 2026, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 9, 2026

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  We will file the Proxy Statement with the Securities and Exchange Commission no later than 120 days after December 31, 2025.  Such information is incorporated by reference herein.  Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Executive Officers of the Registrant

The following is a list of the names, ages, principal occupations and positions with us of our executive officers and the positions held by such officers during the past five years.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with the Company unless otherwise stated)
Steven Roth	84	Chairman of the Board since May 2004 and Chief Executive Officer since March 1995; Chairman of the Board of Vornado Realty Trust since May 1989; Chief Executive Officer of Vornado Realty Trust since April 2013 and from May 1989 to May 2009; a Trustee of Vornado Realty Trust since 1979; and Managing General Partner of Interstate Properties.
Gary Hansen	48	Chief Financial Officer since November 2021; Senior Vice President & Controller from January 2018 to October 2021; and Vice President & Controller from May 2015 to December 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Information relating to security ownership of certain beneficial owners and management and related stockholder matters, except as set forth below, will be contained in the Proxy Statement referred to in “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K. Such information is incorporated by reference herein.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, regarding our equity compensation.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	28,666	—	477,121
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	28,666	$—	477,121

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

Pages in this Annual Report on Form 10-K
Schedule III – Real Estate and Accumulated Depreciation as of
December 31, 2025, 2024 and 2023	60-61

All other financial statement schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross Amount at Which							Life on which Depreciation in Latest Income Statement is Computed
		Initial Cost to Company(1)		Costs Capitalized Subsequent to Acquisition	Carried at Close of Period				Accumulated Depreciation and Amortization
			Buildings and Leasehold Improvements			Buildings and Leasehold Improvements	Development and Construction In Progress
										Date of Construction	Date Acquired(1)
Description	Encumbrances(2)	Land			Land			Total(3)
Rego Park I	$—	$1,647	$8,953	$92,735	$1,647	$99,538	$2,150	$103,335	$51,777	1959	1992	3-39 years
Rego Park II	175,000	3,127	1,467	420,795	3,127	422,262	—	425,389	159,224	2009	1992	3-40 years
The Alexander apartment tower	94,000	—	—	115,501	—	115,501	—	115,501	33,557	2016	1992	3-39 years
Flushing	—	—	1,660	(107)	—	1,553	—	1,553	1,454	1975(4)	1992	N/A
Lexington Avenue	567,691	14,432	12,355	431,206	27,497	430,496	—	457,993	227,129	2003	1992	9-39 years
TOTAL	$836,691	$19,206	$24,435	$1,060,130	$32,271	$1,069,350	$2,150	$1,103,771	$473,141

(1) Initial cost is as of May 15, 1992 (the date on which the Company commenced its real estate operations).
(2) Excludes deferred debt issuance costs, net of $7,240.
(3) The net basis of the Company’s assets and liabilities for tax purposes is approximately $125,793 lower than the amount reported for financial statement purposes.
(4) Represents the date the lease was acquired.

ALEXANDER’S, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
	December 31,
	2025	2024	2023
REAL ESTATE:
Balance at beginning of period	$1,085,197	$1,066,620	$1,084,598
Additions during the period:
Land	—	—	—
Buildings and leasehold improvements	2,629	8,242	2,959
Development and construction in progress	17,058	12,577	1,346
	1,104,884	1,087,439	1,088,903
Less:
Assets sold	—	—	(14,186)
Assets written-off	(1,113)	(2,242)	(8,097)
Balance at end of period	$1,103,771	$1,085,197	$1,066,620

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$443,627	$415,903	$396,268
Depreciation expense	30,627	29,966	28,137
	474,254	445,869	424,405
Less:
Accumulated depreciation on assets sold	—	—	(405)
Accumulated depreciation on assets written-off	(1,113)	(2,242)	(8,097)
Balance at end of period	$473,141	$443,627	$415,903

(b)      Exhibits

Exhibit No.
3.1		-	Amended and Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-3 filed on September 20, 1995	*

3.2		-	Amended and Restated By-laws. Incorporated herein by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2022	*

4		-	Description of the Alexander’s, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act	***

10.1		-	Real Estate Retention Agreement dated as of July 20, 1992, between Vornado Realty Trust and Keen Realty Consultants, Inc., each as special real estate consultants, and the Company. Incorporated herein by reference from Exhibit 10(i)(O) to the registrant’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992	*

10.2		-	Extension Agreement to the Real Estate Retention Agreement, dated as of February 6, 1995, between the Company and Vornado Realty Trust. Incorporated herein by reference from Exhibit 10(i)(G)(2) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994	*

10.3		-	Agreement of Lease dated as of April 30, 2001 between Seven Thirty One Limited Partnership, landlord, and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v) B to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 2, 2001	*

10.4		-	First Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10(i)(E)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.5		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10(i)(F)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.6		-	Limited Liability Company Operating Agreement of 731 Residential LLC, dated as of July 3, 2002, among 731 Residential Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.7		-	Limited Liability Company Operating Agreement of 731 Commercial LLC, dated as of July 3, 2002, among 731 Commercial Holding LLC, as the sole member, Domenic A. Borriello, as an Independent Manager and Kim Lutthang, as an Independent Manager. Incorporated herein by reference from Exhibit 10(i)(A)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 7, 2002	*

10.8		-	First Amendment of Lease, dated as of April 19, 2002, between Seven Thirty One Limited Partnership, landlord and Bloomberg L.P., tenant. Incorporated herein by reference from Exhibit 10(v)(B)(2) to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 7, 2002	*

10.9		-	Second Amendment to Real Estate Retention Agreement, dated as of January 1, 2007, by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007	*
___________________
	*		Incorporated by reference.
	***		Filed herewith.

10.10		-	First Amendment to Amended and Restated Management and Development Agreement, dated as of July 6, 2005, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.52 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.11		-	Second Amendment to Amended and Restated Management and Development Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.53 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.12		-	Third Amendment to Real Estate Retention Agreement, dated as of December 20, 2007, by and between Alexander’s, Inc., and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.55 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on February 25, 2008	*

10.13		-	Lease dated as of February 7, 2005, by and between 731 Office One LLC, as Landlord, and Citibank, N.A., as Tenant. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.14		-	Assignment and Assumption and Consent Agreement, dated as of March 25, 2009, by and between 731 Office One LLC, as Landlord, Citicorp North America, Inc., as Assignor, and Bloomberg L.P., as Assignee. Incorporated herein by reference from Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 4, 2009	*

10.15		-	Third Amendment to Amended and Restated Management and Development Agreement, dated as of November 30, 2011, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 27, 2012	*

10.16		-	Fourth Amendment to Amended and Restated Management and Development Agreement, dated as of August 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.2 to the registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012	*

10.17		-	Fifth Amendment to Amended and Restated Management and Development Agreement, dated as of December 1, 2012, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013	*

10.18		-	Real Estate Sub-Retention Agreement dated as of February 28, 2014, by and between Alexander’s Management LLC, as Agent, and Vornado Realty L.P., as Sub-Agent. Incorporated herein by reference from Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.19		-	Sixth Amendment to Amended and Restated Management and Development Agreement, dated as of March 21, 2014, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*

10.20		-	Rego Park II Residential Management and Development Agreement, dated as of March 21, 2014 by and between Alexander’s of Rego Residential LLC and Vornado Management Corp. Incorporated herein by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 5, 2014	*
__________________
	*		Incorporated by reference.

10.21		-	Fourth Amendment to Real Estate Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.22		-	First Amendment to Rego II Real Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.23		-	First Amendment to Real-Estate Sub-Retention Agreement, dated December 22, 2014 by and between Alexander’s Management LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 17, 2015	*

10.24	+	-	Second Amendment of Lease, dated as of the 12th of January 2016 between 731 Office One LLC and Bloomberg L.P.	***

10.25	**	-	Form of Alexander’s Inc. 2016 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 1, 2016	*

10.26		-	Third Amendment of Lease, dated as of the 20th of April 2016 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.27		-	Fourth Amendment of Lease, dated as of the 28th of June 2019 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.28		-	Fifth Amendment of Lease, dated as of the 17th of December 2021 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.29		-	Sixth Amendment of Lease, dated as of the 29th of March 2022 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.30		-	Seventh Amendment of Lease, dated as of the 19th of July 2022 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.31		-	Eighth Amendment of Lease, dated as of the 21st of July 2023 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.32	+	-	Ninth Amendment of Lease, dated as of the 3rd of May 2024 between 731 Office One LLC and Bloomberg L.P. Incorporated herein by reference from Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 6, 2024	*

10.33		-	Second Amendment to Rego II Real Estate Sub-Retention Agreement, dated as of the 18th of June 2024 between Alexander’s, Inc. and Vornado Realty L.P. Incorporated herein by reference from Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 5, 2024	*
__________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.
	***		Filed herewith.
	+		Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

10.34	+	-	Loan Agreement, dated as of September 30, 2024, between 731 Office One LLC, as Borrower, and German American Capital Corporation, JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association collectively, as Lender. Incorporated herein by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 4, 2024	*

10.35		-	Recourse Obligations Guaranty, dated as of September 30, 2024, made by Alexander’s. Inc. as Guarantor to German American Capital Corporation, JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association collectively, as Lender. Incorporated herein by reference from Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 4, 2024	*

10.36		-	Bloomberg Obligations Guaranty, dated as of September 30, 2024, made by Alexander’s. Inc. as Guarantor to German American Capital Corporation, JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association collectively, as Lender. Incorporated herein by reference from Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 4, 2024	*

10.37		-	Second Amendment to Real-Estate Sub-Retention Agreement, dated September 30, 2024 by and between Alexander's Management LLC and Vornado Realty, L.P. Incorporated herein by reference from Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 4, 2024	*

10.38		-	Second Amendment to Amended and Restated Loan and Security Agreement, dated December 5, 2025, by and between Rego II Borrower LLC, as Borrower and Bank of China, New York Branch, as Lender	***

10.39		-	Amended and Restated Loan Agreement, dated December 23, 2025, by and between 731 Retail One LLC and 731 Commercial LLC, as Borrower, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Landesbank Baden-Württemberg, New York Branch, and The Bank of New York Mellon as Lenders, and ALX Rego Holdings LLC, as administrative Agent	***

10.40		-	Real-Estate Sub-Retention Agreement, dated January 1, 2026 by and between Alexander's Management LLC and Vornado Realty, L.P.	***
__________________
	*		Incorporated by reference.
	***		Filed herewith.
	+		Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

19.1		-	Alexander’s, Inc. Insider Trading Policy. Incorporated herein by reference from Exhibit 19.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 10, 2025	*

21		-	Subsidiaries of Registrant	***

23		-	Consent of Independent Registered Public Accounting Firm	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

97		-	Alexander’s Inc. Restatement Clawback Policy. Incorporated herein by reference from Exhibit 97 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 12, 2024	*

101		-	The following financial information from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements	***

104		-	The cover page from the Alexander’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted as iXBRL and contained in Exhibit 101	***
__________________
	*		Incorporated by reference.
	***		Filed herewith.

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: February 9, 2026	By:	/s/ Gary Hansen
Gary Hansen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Directors and	February 9, 2026
	(Steven Roth)	Chief Executive Officer
(Principal Executive Officer)

By:	/s/Gary Hansen	Chief Financial Officer	February 9, 2026
	(Gary Hansen)	(Principal Financial and Accounting Officer)

By:	/s/Thomas R. DiBenedetto	Director	February 9, 2026
(Thomas R. DiBenedetto)

By:	/s/David Mandelbaum	Director	February 9, 2026
(David Mandelbaum)

By:	/s/Mandakini Puri	Director	February 9, 2026
(Mandakini Puri)

By:	/s/Wendy Silverstein	Director	February 9, 2026
(Wendy Silverstein)

By:	/s/Arthur Sonnenblick	Director	February 9, 2026
(Arthur Sonnenblick)

By:	/s/Russell B. Wight Jr.	Director	February 9, 2026
(Russell B. Wight Jr.)