Form 10-Q
period 2026-03-31
ALEXANDERS INC
filed 2026-05-04
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of March 31, 2026, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	March 31, 2026	December 31, 2025
Real estate, at cost:
Land	$30,624	$32,271
Buildings and leasehold improvements	972,327	1,069,350
Development and construction in progress	—	2,150
Total	1,002,951	1,103,771
Accumulated depreciation and amortization	(428,538)	(473,141)
Real estate, net	574,413	630,630
Cash and cash equivalents	76,243	128,167
Restricted cash	75,808	64,058
Tenant and other receivables	2,523	4,109
Receivable arising from the straight-lining of rents	108,572	109,078
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $20,069 and $20,649, respectively	147,788	152,914
Property held for sale	54,654	—
Other assets	56,291	21,752
	$1,096,292	$1,110,708

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$832,002	$829,451
Amounts due to Vornado	—	134
Accounts payable and accrued expenses	38,030	36,538
Lease incentive liability	113,618	113,618
Other liabilities	21,918	21,811
Total liabilities	1,005,568	1,001,552

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	35,159	35,159
Retained earnings	50,751	69,201
Accumulated other comprehensive income (loss)	9	(9)
	91,092	109,524
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	90,724	109,156
	$1,096,292	$1,110,708

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2026	2025
REVENUES
Rental revenues	$53,412	$54,915
EXPENSES
Operating, including fees to Vornado of $1,411 and $1,592, respectively	(28,980)	(25,564)
Depreciation and amortization	(8,774)	(8,599)
General and administrative, including management fees to Vornado of $610 in each period	(1,713)	(1,591)
Total expenses	(39,467)	(35,754)

Interest and other income	1,446	3,945
Interest and debt expense	(10,729)	(10,794)
Net income	$4,662	$12,312

Net income per common share - basic and diluted	$0.91	$2.40

Weighted average shares outstanding - basic and diluted	5,135,956	5,133,534
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net income	$4,662	$12,312
Other comprehensive income (loss):
Change in fair value of interest rate derivatives	18	(2,981)
Comprehensive income	$4,680	$9,331
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended March 31, 2026
Balance, December 31, 2025	5,173	$5,173	$35,159	$69,201	$(9)	$(368)	$109,156
Net income	—	—	—	4,662	—	—	4,662
Dividends paid ($4.50 per common share)	—	—	—	(23,112)	—	—	(23,112)
Change in fair value of interest rate derivative	—	—	—	—	18	—	18
Balance, March 31, 2026	5,173	$5,173	$35,159	$50,751	$9	$(368)	$90,724

For the Three Months Ended March 31, 2025
Balance, December 31, 2024	5,173	$5,173	$34,765	$133,402	$3,887	$(368)	$176,859
Net income	—	—	—	12,312	—	—	12,312
Dividends paid ($4.50 per common share)	—	—	—	(23,101)	—	—	(23,101)
Change in fair value of interest rate derivatives	—	—	—	—	(2,981)	—	(2,981)
Balance, March 31, 2025	5,173	$5,173	$34,765	$122,613	$906	$(368)	$163,089
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2026	2025
Net income	$4,662	$12,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	9,418	9,389
Amortization of deferred lease incentives	1,724	1,818
Straight-lining of rents	506	1,020
Interest rate cap premium amortization	—	176
PIK interest expense	1,905	—
Other non-cash adjustments	340	340
Change in operating assets and liabilities:
Tenant and other receivables	1,586	(249)
Other assets	(15,550)	(15,171)
Amounts due to Vornado	(166)	(169)
Accounts payable and accrued expenses	2,395	6,258
Other liabilities	(4)	(4)
Net cash provided by operating activities	6,816	15,720

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress and real estate additions	(4,562)	(8,021)
Payments related to property held for sale	(19,316)	—
Net cash used in investing activities	(23,878)	(8,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	—	(789)
Dividends paid	(23,112)	(23,101)
Net cash used in financing activities	(23,112)	(23,890)

Net decrease in cash and cash equivalents and restricted cash	(40,174)	(16,191)
Cash and cash equivalents and restricted cash at beginning of period	192,225	393,836
Cash and cash equivalents and restricted cash at end of period	$152,051	$377,645

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$128,167	$338,532
Restricted cash at beginning of period	64,058	55,304
Cash and cash equivalents and restricted cash at beginning of period	$192,225	$393,836

Cash and cash equivalents at end of period	$76,243	$319,897
Restricted cash at end of period	75,808	57,748
Cash and cash equivalents and restricted cash at end of period	$152,051	$377,645

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$8,153	$9,876

NON-CASH TRANSACTIONS
Liability for real estate additions, including $419 in 2025 for development fees due to Vornado	$1,032	$2,188
Write-off of fully depreciated assets	81	—
Reclassification of property held for sale	54,654	—
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
2.Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Alexander’s and its consolidated subsidiaries. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current period presentation.
3.Recently Issued Accounting Literature
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statements.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition
The following is a summary of revenue sources for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Lease revenues	$51,024	$52,726
Parking revenue	1,270	1,196
Tenant services	1,118	993
Rental revenues	$53,412	$54,915
The components of lease revenues for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Fixed lease revenues	$33,812	$35,354
Variable lease revenues	17,212	17,372
Lease revenues	$51,024	$52,726

Bloomberg L.P. (“Bloomberg”) leases approximately 947,000 square feet at our 731 Lexington Avenue property and accounted for revenue of $32,471,000 and $32,205,000 for the three months ended March 31, 2026 and 2025, respectively, representing approximately 61% and 59% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
In May 2024, Alexander’s and Bloomberg entered into an agreement to extend Bloomberg’s leases that were scheduled to expire in February 2029 for a term of eleven years to February 2040. In connection with the lease extension, Bloomberg was entitled to a $113,618,000 tenant fund which is accounted for as a lease incentive under GAAP. Accordingly, there is a deferred lease incentive asset of $113,618,000, which is amortized as a reduction to rental revenues over the remaining term of the lease, and a corresponding liability. These amounts are included in “Deferred leasing costs, net” and “Lease incentive liability,” on our consolidated balance sheets. On March 31, 2026, Alexander’s and Bloomberg entered into a lease amendment providing Bloomberg with a rent abatement of $56,809,000 for the period of April 1, 2026 to December 1, 2026, which reduces the tenant fund by a corresponding amount over that period from $113,618,000 to $56,809,000.
5.Property Held for Sale
On March 6, 2026, we entered into an agreement to sell our Rego Park I shopping center, located in Queens, New York, for $235,500,000. The sale, which is subject to customary closing conditions, is expected to be completed by the third quarter of 2026. The Company expects to receive overall proceeds of approximately $202,000,000, net of estimated costs. As of March 31, 2026, $20,800,000 of such costs had already been paid. Therefore, we expect to receive proceeds of approximately $222,800,000 at closing of the sale. The financial statement gain is expected to be approximately $147,000,000.
As of March 31, 2026, the $54,654,000 carrying value of the property was classified as “Property held for sale” on our consolidated balance sheet. Components of the property held for sale consisted of the following:

(Amounts in thousands)	March 31, 2026
Land	$1,647
Building and leasehold improvements	105,328
Total	106,975
Accumulated depreciation and amortization	(52,321)
Real estate, net	$54,654

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Related Party Transactions
Vornado
As of March 31, 2026, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park II shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $399,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. Vornado is also entitled to a development fee equal to 6% of development costs, as defined.
Leasing and Other Agreements
Vornado also provides us with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through the twentieth year of a lease term, and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by tenants. In the event third-party real estate brokers are used, the Company is responsible for any third-party lease commissions and Vornado’s fee is one-third of the applicable third-party lease commission.
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
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	For the Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Company management fees	$700	$700
Development fees	65	419
Leasing fees	30	13
Property management, cleaning, engineering, parking and security fees	1,279	1,459
	$2,074	$2,591
As of March 31, 2026, there were no amounts due to Vornado. As of December 31, 2025, the amounts due to Vornado were $100,000 for leasing fees and $34,000 for development fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of March 31, 2026 and December 31, 2025. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at March 31, 2026	Balance at
(Amounts in thousands)	Maturity		March 31, 2026	December 31, 2025
First mortgages secured by:
731 Lexington Avenue, office condominium	Oct. 09, 2028	5.04%	$400,000	$400,000
Rego Park II shopping center (1)(2)	Dec. 5, 2030	5.67%	175,000	175,000
731 Lexington Avenue, retail condominium(3)	Dec. 23, 2035	4.55%	169,596	167,691
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			838,596	836,691
Deferred debt issuance costs, net of accumulated amortization of $5,907 and $5,263, respectively			(6,594)	(7,240)
			$832,002	$829,451
(1)Interest rate listed represents the rate in effect as of March 31, 2026 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)Interest at SOFR plus 2.00% (SOFR is capped at a rate of 4.50% through December 2026).
(3)Includes PIK interest of $2,096 and $191 as of March 31, 2026 and December 31, 2025, respectively. See below for further discussion.

The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan of $300,000,000 which matures in December 2035. The loan was initially split into (i) a $132,500,000 senior A-Note held by a wholly owned subsidiary of Alexander’s, which bears interest at a fixed rate of 7.00% and (ii) a $167,500,000 junior C-Note held by third party lenders, which accrues PIK interest at 4.55%. In addition, Alexander’s funds operating shortfalls, interest on the A-Note and capital for re-leasing at the property through a B-Note, which is junior to the A-Note and senior to the C-Note. The B-Note bears interest at a fixed rate of 13.50%, except for loan amounts above $65,000,000 used to pay interest on the A-Note, which will bear interest at a fixed rate of 7.00%. As of March 31, 2026, the B-Note balance is approximately $748,000.

All future net sales or refinancing proceeds will be distributed through the payment waterfall per the terms of the loan agreement. If such proceeds (or appraised value in such refinancing) are insufficient to cover the C-Note loan balance, any outstanding C-Note indebtedness that remains unpaid shall be forgiven. Since the debt balances related to the A-Note and B-Note are eliminated in consolidation, the balances presented as mortgages payable for this loan on our consolidated balance sheets are comprised of the principal balance of the C-Note and the PIK interest due upon maturity.
8.Fair Value Measurements

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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheet as of March 31, 2026 and December 31, 2025 consisted of an interest rate cap, which is presented in the tables below based on its level in the fair value hierarchy. There were no financial liabilities measured at fair value as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap (included in other assets)	$20	$—	$20	$—

	As of December 31, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap (included in other assets)	$3	$—	$3	$—
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since our interest rate derivative has been designated as a cash flow hedge, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivative, which hedges the interest rate risk attributable to the variable rate debt noted as of March 31, 2026 and December 31, 2025, respectively.

	Fair Value as of		As of March 31, 2026
(Amounts in thousands)	March 31, 2026	December 31, 2025	Notional Amount	Capped Rate	Expiration Date
Interest rate cap related to:
Rego Park II shopping center mortgage loan (included in other assets)	$20	$3	$175,000	(1)	12/26

(1)SOFR cap strike rate of 4.50%.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of March 31, 2026 and December 31, 2025, respectively.

	As of March 31, 2026		As of December 31, 2025
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$61,475	$61,475	$94,978	$94,978
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$838,596	$786,557	$836,691	$783,004

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
10.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share, including the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2026	2025
Net income	$4,662	$12,312

Weighted average shares outstanding – basic and diluted	5,135,956	5,133,534

Net income per common share – basic and diluted	$0.91	$2.40

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
Below is a summary of financial information for the three months ended March 31, 2026 and 2025.

		For the Three Months Ended March 31,
(Amounts in thousands)		2026	2025
	Rental revenues	$53,412	$54,915
	Real estate tax expense	(16,105)	(14,926)
	Other segment expenses (1)	(12,875)	(10,638)
	Total operating expenses	(28,980)	(25,564)
	NOI	$24,432	$29,351

(1)	Includes various expenses associated with operating our properties including but not limited to ground rent, insurance, repairs and maintenance and utilities.
Below is a reconciliation of NOI to net income for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
(Amounts in thousands)	2026	2025
NOI	$24,432	$29,351
Interest and debt expense	(10,729)	(10,794)
Interest and other income	1,446	3,945
General and administrative	(1,713)	(1,591)
Depreciation and amortization	(8,774)	(8,599)
Net income	$4,662	$12,312

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of March 31, 2026, the related consolidated statements of income, comprehensive income, and changes in equity, for the three-month periods ended March 31, 2026 and 2025, and of cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2026

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. We also note the following forward-looking statements: estimates of future rents, estimates of future capital expenditures, estimates of dividends on shares of our common stock, the timing of closing the sale of our Rego Park I property and the estimates of financial impact from such sale. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three months ended March 31, 2026. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. For the three months ended March 31, 2026, there were no material changes to these estimates or policies.

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
Our business has been, and may continue to be, affected by interest rate fluctuations, the effects of inflation and other uncertainties including the potential for an economic downturn. These factors could have a material impact on our business, financial condition, results of operations and cash flows. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these and other factors that may materially affect our results.
Quarter Ended March 31, 2026 Financial Results Summary
Net income for the quarter ended March 31, 2026 was $4,662,000, or $0.91 per diluted share, compared to $12,312,000 or $2.40 per diluted share in the prior year’s quarter.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended March 31, 2026 was $13,364,000, or $2.60 per diluted share, compared to $20,842,000 or $4.06 per diluted share in the prior year’s quarter.
Square Footage, Occupancy and Leasing Activity
Our portfolio is comprised of five properties aggregating 2,446,000 square feet. As of March 31, 2026, the commercial occupancy rate was 94.4% and the residential occupancy rate was 97.4%.
On January 31, 2025, Home Depot’s 83,000 square foot lease at the retail portion of our 731 Lexington Avenue property expired. Annual rental revenues from Home Depot were approximately $15,000,000.
Bloomberg L.P. (“Bloomberg”) leases approximately 947,000 square feet at our 731 Lexington Avenue property and accounted for revenue of $32,471,000 and $32,205,000 for the three months ended March 31, 2026 and 2025, respectively, representing approximately 61% and 59% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
In May 2024, Alexander’s and Bloomberg entered into an agreement to extend Bloomberg’s leases that were scheduled to expire in February 2029 for a term of eleven years to February 2040. In connection with the lease extension, Bloomberg was entitled to a $113,618,000 tenant fund which is accounted for as a lease incentive under GAAP. Accordingly, there is a deferred lease incentive asset of $113,618,000, which is amortized as a reduction to rental revenues over the remaining term of the lease, and a corresponding liability. These amounts are included in “Deferred leasing costs, net” and “Lease incentive liability,” on our consolidated balance sheets. On March 31, 2026, Alexander’s and Bloomberg entered into a lease amendment providing Bloomberg with a rent abatement of $56,809,000 for the period of April 1, 2026 to December 1, 2026, which reduces the tenant fund by a corresponding amount over that period from $113,618,000 to $56,809,000.
Property Held for Sale
On March 6, 2026, we entered into an agreement to sell our Rego Park I shopping center, located in Queens, New York, for $235,500,000. The sale, which is subject to customary closing conditions, is expected to be completed by the third quarter of 2026. The Company expects to receive overall proceeds of approximately $202,000,000, net of estimated costs. As of March 31, 2026, $20,800,000 of such costs had already been paid. Therefore, we expect to receive proceeds of approximately $222,800,000 at closing of the sale. The financial statement gain is expected to be approximately $147,000,000.

Results of Operations – Three Months Ended March 31, 2026, compared to March 31, 2025
Rental Revenues
Rental revenues were $53,412,000 for the three months ended March 31, 2026, compared to $54,915,000 for the prior year’s three months, a decrease of $1,503,000. This was primarily due to (i) $1,907,000 of lower rental revenue from Home Depot’s lease expiration and other retail tenant expirations at 731 Lexington Avenue, (ii) $1,555,000 of payments received in the prior year’s three months for tenant receivables that were previously written off and (iii) $976,000 of lower rental revenue from lease expirations at Rego Park I, partially offset by (iv) $1,674,000 of higher operating expense recoveries from higher operating expenses and (v) $1,446,000 of higher rental revenue from new leases at Rego Park II.
Operating Expenses
Operating expenses were $28,980,000 for the three months ended March 31, 2026, compared to $25,564,000 for the prior year’s three months, an increase of $3,416,000. This was primarily due to (i) $1,686,000 of higher operating expenses subject to recovery, including common area maintenance and real estate taxes, (ii) $899,000 of lower capitalized expenses and (iii) $829,000 of higher operating expenses not subject to recovery.
Depreciation and Amortization
Depreciation and amortization was $8,774,000 for the three months ended March 31, 2026, compared to $8,599,000 for the prior year’s three months, an increase of $175,000.
General and Administrative Expenses
General and administrative expenses were $1,713,000 for the three months ended March 31, 2026, compared to $1,591,000 for the prior year’s three months, an increase of $122,000. This was primarily due to higher professional fees.
Interest and Other Income
Interest and other income was $1,446,000 for the three months ended March 31, 2026, compared to $3,945,000 for the prior year’s three months, a decrease of $2,499,000. This was primarily due to a decrease in average investment balances and interest rates.
Interest and Debt Expense
Interest and debt expense was $10,729,000 for the three months ended March 31, 2026, compared to $10,794,000 for the prior year’s three months, a decrease of $65,000. This was primarily due to (i) $2,616,000 of lower interest expense from the 731 Lexington Avenue retail loan restructuring in December 2025 and (ii) $501,000 of lower interest expense from the Rego Park II loan refinancing in December 2025, partially offset by (iii) $3,065,000 from the expiration of the 731 Lexington Avenue retail interest rate swap in May 2025.

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
As of March 31, 2026, we had $152,051,000 of liquidity comprised of cash and cash equivalents and restricted cash. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
For the Three Months Ended March 31, 2026
Cash and cash equivalents and restricted cash were $152,051,000 as of March 31, 2026, compared to $192,225,000 as of December 31, 2025, a decrease of $40,174,000. This decrease resulted from (i) $23,878,000 of net cash used in investing activities and (ii) $23,112,000 of net cash used in financing activities, partially offset by (iii) $6,816,000 of net cash provided by operating activities.
Net cash used in investing activities of $23,878,000 was comprised of (i) $19,316,000 of payments related to the property held for sale and (ii) $4,562,000 of construction in progress and real estate additions.
Net cash used in financing activities of $23,112,000 was comprised of dividends paid.
Net cash provided by operating activities of $6,816,000 was comprised of (i) net income of $4,662,000 and (ii) adjustments for non-cash items of $13,893,000, partially offset by (iii) the net change in operating assets and liabilities of $11,739,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $9,418,000, (ii) PIK interest expense of $1,905,000, (iii) amortization of deferred lease incentives of $1,724,000, (iv) straight-lining of rents of $506,000 and (iv) other non-cash adjustments of $340,000.
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
Net cash provided by operating activities of $15,720,000 was comprised of (i) net income of $12,312,000 and (ii) adjustments for non-cash items of $12,743,000, partially offset by (iii) the net change in operating assets and liabilities of $9,335,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $9,389,000, (ii) amortization of deferred lease incentives of $1,818,000, (iii) straight-lining of rents of $1,020,000, (iv) other non-cash adjustments of $340,000 and (iv) interest rate cap premium amortization of $176,000.

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
FFO (non-GAAP) for the quarters ended March 31, 2026 and 2025
FFO (non-GAAP) for the quarter ended March 31, 2026 was $13,364,000, or $2.60 per diluted share, compared to $20,842,000 or $4.06 per diluted share in the prior year’s quarter.
The following table reconciles our net income to FFO (non-GAAP):

	For the Quarter Ended March 31,

(Amounts in thousands, except share and per share amounts)	2026	2025
Net income	$4,662	$12,312
Depreciation and amortization of real property	8,702	8,530
FFO (non-GAAP)	$13,364	$20,842

FFO per diluted share (non-GAAP)	$2.60	$4.06

Weighted average shares used in computing FFO per diluted share	5,135,956	5,133,534

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2026			2025
(Amounts in thousands, except per share amounts)	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$175,000	5.67%	$1,750	$175,000	5.72%
Fixed Rate(1)	663,596	4.58%	—	661,691	4.58%
	$838,596	4.81%	$1,750	$836,691	4.82%

Total effect on diluted earnings per share			$0.34

(1)Includes the 731 Lexington Avenue retail condominium C-Note loan balance of $169,596 and $167,691 as of March 31, 2026 and December 31, 2025, respectively, including PIK interest of $2,096 and $191, respectively.
We have an interest rate cap relating to the mortgage loan on Rego Park II shopping center with a notional amount of $175,000,000 that caps SOFR at 4.50% through December 2026.
Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of March 31, 2026 and December 31, 2025, the estimated fair value of our consolidated debt was $786,557,000 and $783,004,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 1A.Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
10.1		-	Tenth Amendment of Lease, dated as of March 31, 2026 between 731 Office One LLC and Bloomberg L.P.	*

10.2		-	First Amendment of Loan Agreement, dated as of March 31, 2026 between 731 Office One LLC, as borrower, and Computershare Trust Company, National Association, As Trustee, for the Benefit of the Holders of Lex 2024-BBG Mortgage Trust Commercial Mortgage Pass -Through Certificates, as Lender	*

10.3	+	-	Agreement of Purchase and Sale, dated as of March 6, 2026 between Alexander’s Rego Shopping Center LLC and Northwell Health, Inc.	***

15.1		-	Letter regarding unaudited interim financial information	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

101		-
The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104		-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted as iXBRL and contained in Exhibit 101
__________________
	*		Incorporated by reference from Form 8-K filed on March 31, 2026.
	***		Filed herewith.
	+		Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: May 4, 2026	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)