Form 10-Q
period 2026-06-30
ALEXANDERS INC
filed 2026-08-03
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2026, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	June 30, 2026	December 31, 2025
Real estate, at cost:
Land	$30,624	$32,271
Buildings and leasehold improvements	973,785	1,069,350
Development and construction in progress	—	2,150
Total	1,004,409	1,103,771
Accumulated depreciation and amortization	(435,752)	(473,141)
Real estate, net	568,657	630,630
Cash and cash equivalents	303,312	128,167
Restricted cash	55,033	64,058
Tenant and other receivables	3,004	4,109
Receivable arising from the straight-lining of rents	109,644	109,078
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $20,044 and $20,649, respectively	146,922	152,914
Other assets	16,492	21,752
	$1,203,064	$1,110,708

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$834,572	$829,451
Amounts due to Vornado	1,044	134
Accounts payable and accrued expenses	28,076	36,538
Lease incentive liability	93,722	113,618
Other liabilities	22,027	21,811
Total liabilities	979,441	1,001,552

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	35,815	35,159
Retained earnings	183,001	69,201
Accumulated other comprehensive income (loss)	2	(9)
	223,991	109,524
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	223,623	109,156
	$1,203,064	$1,110,708

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Rental revenues	$54,711	$51,589	$108,123	$106,504
EXPENSES
Operating, including fees to Vornado of $2,114, $1,590, $3,525 and $3,182, respectively	(26,743)	(25,934)	(55,723)	(51,498)
Depreciation and amortization	(8,230)	(8,707)	(17,004)	(17,306)
General and administrative, including management fees to Vornado of $635, $610, $1,245, and $1,220, respectively	(3,266)	(1,955)	(4,979)	(3,546)
Total expenses	(38,239)	(36,596)	(77,706)	(72,350)

Interest and other income	1,684	3,928	3,130	7,873
Interest and debt expense	(10,796)	(12,801)	(21,525)	(23,595)
Net gain on sale of real estate	148,002	—	148,002	—
Net income	$155,362	$6,120	$160,024	$18,432

Net income per common share - basic and diluted	$30.24	$1.19	$31.15	$3.59

Weighted average shares outstanding - basic and diluted	5,137,549	5,134,599	5,136,757	5,134,069
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$155,362	$6,120	$160,024	$18,432
Other comprehensive (loss) income:
Change in fair value of interest rate derivatives	(7)	(1,055)	11	(4,036)
Comprehensive income	$155,355	$5,065	$160,035	$14,396
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended June 30, 2026
Balance, March 31, 2026	5,173	$5,173	$35,159	$50,751	$9	$(368)	$90,724
Net income	—	—	—	155,362	—	—	155,362
Dividends paid ($4.50 per common share)	—	—	—	(23,112)	—	—	(23,112)
Change in fair value of interest rate derivative	—	—	—	—	(7)	—	(7)
Deferred stock unit grants	—	—	656	—	—	—	656
Balance, June 30, 2026	5,173	$5,173	$35,815	$183,001	$2	$(368)	$223,623

For the Three Months Ended June 30, 2025
Balance, March 31, 2025	5,173	$5,173	$34,765	$122,613	$906	$(368)	$163,089
Net income	—	—	—	6,120	—	—	6,120
Dividends paid ($4.50 per common share)	—	—	—	(23,101)	—	—	(23,101)
Change in fair value of interest rate derivatives	—	—	—	—	(1,055)	—	(1,055)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, June 30, 2025	5,173	$5,173	$35,159	$105,632	$(149)	$(368)	$145,447

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Six Months Ended June 30, 2026
Balance, December 31, 2025	5,173	$5,173	$35,159	$69,201	$(9)	$(368)	$109,156
Net income	—	—	—	160,024	—	—	160,024
Dividends paid ($9.00 per common share)	—	—	—	(46,224)	—	—	(46,224)
Change in fair value of interest rate derivative	—	—	—	—	11	—	11
Deferred stock unit grants	—	—	656	—	—	—	656
Balance, June 30, 2026	5,173	$5,173	$35,815	$183,001	$2	$(368)	$223,623

For the Six Months Ended June 30, 2025
Balance, December 31, 2024	5,173	$5,173	$34,765	$133,402	$3,887	$(368)	$176,859
Net income	—	—	—	18,432	—	—	18,432
Dividends paid ($9.00 per common share)	—	—	—	(46,202)	—	—	(46,202)
Change in fair value of interest rate derivatives	—	—	—	—	(4,036)	—	(4,036)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, June 30, 2025	5,173	$5,173	$35,159	$105,632	$(149)	$(368)	$145,447
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2026	2025
Net income	$160,024	$18,432
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of real estate	(148,002)	—
Depreciation and amortization, including amortization of debt issuance costs	18,292	18,888
PIK interest expense	3,832	—
Amortization of deferred lease incentives	3,541	3,654
Stock-based compensation expense	656	394
Straight-lining of rents	(566)	2,018
Interest rate cap premium amortization	3	322
Other non-cash adjustments	681	682
Change in operating assets and liabilities:
Tenant and other receivables	1,105	976
Other assets	1,233	1,179
Amounts due to Vornado	865	(25)
Accounts payable and accrued expenses	(8,752)	14,277
Lease incentive liability	(19,896)	(1,500)
Other liabilities	(11)	(10)
Net cash provided by operating activities	13,005	59,287

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	205,819	—
Construction in progress and real estate additions	(6,480)	(14,633)
Net cash provided by (used in) investing activities	199,339	(14,633)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(46,224)	(46,202)
Debt repayments	—	(1,983)
Net cash used in financing activities	(46,224)	(48,185)

Net increase (decrease) in cash and cash equivalents and restricted cash	166,120	(3,531)
Cash and cash equivalents and restricted cash at beginning of period	192,225	393,836
Cash and cash equivalents and restricted cash at end of period	$358,345	$390,305

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$128,167	$338,532
Restricted cash at beginning of period	64,058	55,304
Cash and cash equivalents and restricted cash at beginning of period	$192,225	$393,836

Cash and cash equivalents at end of period	$303,312	$313,036
Restricted cash at end of period	55,033	77,269
Cash and cash equivalents and restricted cash at end of period	$358,345	$390,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$16,460	$20,910

NON-CASH TRANSACTIONS
Liability for real estate additions, including $79 and $207 for development fees, respectively, due to Vornado	$667	$1,380
Write-off of fully depreciated assets	81	—
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.Organization
Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO). We have four properties in New York City.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current period presentation.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition
The following is a summary of revenue sources for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Lease revenues	$52,178	$49,502	$103,202	$102,228
Parking revenue	1,157	1,218	2,427	2,414
Tenant services	1,376	869	2,494	1,862
Rental revenues	$54,711	$51,589	$108,123	$106,504
The components of lease revenues for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Fixed lease revenues	$35,049	$33,009	$68,861	$68,363
Variable lease revenues	17,129	16,493	34,341	33,865
Lease revenues	$52,178	$49,502	$103,202	$102,228

Bloomberg L.P. (“Bloomberg”) leases approximately 952,000 square feet at our 731 Lexington Avenue property and accounted for revenue of $65,229,000 and $64,446,000 for the six months ended June 30, 2026 and 2025, respectively, representing approximately 60% and 61% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
In May 2024, Alexander’s and Bloomberg entered into an agreement to extend Bloomberg’s leases that were scheduled to expire in February 2029 for a term of eleven years to February 2040. In connection with the lease extension, Bloomberg was entitled to a $113,618,000 tenant fund which is accounted for as a lease incentive under GAAP. Accordingly, there was an initial deferred lease incentive asset of $113,618,000, which is amortized as a reduction to rental revenues over the remaining term of the lease, and a corresponding liability. These amounts are included in “Deferred leasing costs, net” and “Lease incentive liability,” on our consolidated balance sheets. On March 31, 2026, Alexander’s and Bloomberg entered into a lease amendment providing Bloomberg with a rent abatement of $56,809,000 for the period of April 1, 2026 to December 1, 2026, which reduces the tenant fund by a corresponding amount over that period from $113,618,000 to $56,809,000.
On June 26, 2026, we entered into a lease modification agreement with a 135,000 square foot tenant at our Rego Park shopping center providing options for us and the tenant to early terminate the lease in August 2026, subject to a payment of approximately $29,000,000 from the tenant. Simultaneously, we entered into a 15-year lease, plus renewal options, with Target for that space.
5.Real Estate Sale
On May 28, 2026, we completed the sale of our Rego Park I property, located in Queens, New York, for $235,500,000, with total proceeds of $202,750,000, net of costs, and a financial statement gain of $148,002,000.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Related Party Transactions
Vornado
As of June 30, 2026, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
Management and Development Agreements
We pay Vornado an annual management fee equal to the sum of (i) $2,800,000, (ii) 2% of gross revenue from the Rego Park shopping center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $399,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. Vornado is also entitled to a development fee equal to 6% of development costs, as defined.
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
Vornado is also entitled to a commission upon the sale of any of our assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000 and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more (the “Sales Commission Agreement”). Pursuant to the Sales Commission Agreement, we paid a $2,355,000 sales commission to Vornado in the second quarter of 2026 related to the sale of our Rego Park I property.
We also have agreements with Building Maintenance Services LLC, a wholly owned subsidiary of Vornado, to supervise (i) cleaning, engineering and security services at our 731 Lexington Avenue property and (ii) security services at our Rego Park shopping center and The Alexander apartment tower. In addition, we have an agreement with a wholly owned subsidiary of Vornado to manage the parking garage at our Rego Park shopping center.
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Company management fees	$700	$700	$1,400	$1,400
Development fees	79	207	144	626
Leasing fees	492	229	522	242
Commission on sale of real estate	2,355	—	2,355	—
Property management, cleaning, engineering, parking and security fees	2,012	1,464	3,291	2,923
	$5,638	$2,600	$7,712	$5,191
As of June 30, 2026, the amounts due to Vornado were $492,000 for leasing fees, $473,000 for management, property management, cleaning, engineering and security fees and $79,000 for development fees. As of December 31, 2025, the amounts due to Vornado were $100,000 for leasing fees and $34,000 for development fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of June 30, 2026 and December 31, 2025. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate at June 30, 2026	Balance at
(Amounts in thousands)	Maturity		June 30, 2026	December 31, 2025
First mortgages secured by:
731 Lexington Avenue, office condominium	Oct. 09, 2028	5.04%	$400,000	$400,000
Rego Park shopping center (1)(2)	Dec. 05, 2030	5.62%	175,000	175,000
731 Lexington Avenue, retail condominium(3)	Dec. 23, 2035	4.55%	171,522	167,691
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			840,522	836,691
Deferred debt issuance costs, net of accumulated amortization of $6,551 and $5,263, respectively			(5,950)	(7,240)
			$834,572	$829,451
(1)Interest rate listed represents the rate in effect as of June 30, 2026 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)Interest at SOFR plus 2.00% (SOFR is capped at a rate of 4.50% through December 2026).
(3)Includes PIK interest of $4,022 and $191 as of June 30, 2026 and December 31, 2025, respectively. See below for further discussion.

The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan of $300,000,000 which matures in December 2035. The loan was initially split into (i) a $132,500,000 senior A-Note held by a wholly owned subsidiary of Alexander’s, which bears interest at a fixed rate of 7.00% and (ii) a $167,500,000 junior C-Note held by third party lenders, which accrues PIK interest at 4.55%. In addition, Alexander’s funds operating shortfalls, interest on the A-Note and capital for re-leasing at the property through a B-Note, which is junior to the A-Note and senior to the C-Note. The B-Note bears interest at a fixed rate of 13.50%, except for loan amounts above $65,000,000 used to pay interest on the A-Note, which will bear interest at a fixed rate of 7.00%. As of June 30, 2026, the B-Note balance is approximately $1,307,000.

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
8.Stock-Based Compensation
We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC 718”). Our Board of Directors and stockholders approved the Alexander’s, Inc. 2026 Omnibus Stock Plan (the “2026 Plan”), effective as of May 21, 2026, which serves as the successor to our 2016 Omnibus Stock Plan (the “2016 Plan”) and provides for the issuance of incentive and non-qualified stock options, restricted stock, stock appreciation rights, deferred stock units (“DSUs”) and performance shares to the directors, officers and employees of the Company and Vornado. No additional awards will be made under the 2016 Plan, but the terms and conditions of any outstanding awards granted under the 2016 Plan will not be affected. Shares subject to an award that expires unexercised, or that are forfeited, terminated or canceled, in whole or in part, will again be available for grant under the 2026 Plan.
In May 2026, we granted each of the members of our Board of Directors 505 DSUs with a market value of $125,000 per grant. The grant date fair value of these awards was $93,750 per grant, or $656,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without payment of any consideration. The DSUs vested immediately and, accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors or until a later date selected by the grantee. As of June 30, 2026, there were 3,535 DSUs outstanding and 496,465 shares were available for future grant under the 2026 Plan.

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
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheets consisted of an interest rate cap, which is presented in the tables below based on its level in the fair value hierarchy. There were no financial liabilities measured at fair value as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap (included in other assets)	$11	$—	$11	$—

	As of December 31, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap (included in other assets)	$3	$—	$3	$—
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since our interest rate derivative has been designated as a cash flow hedge, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivative, which hedges the interest rate risk attributable to the variable rate debt noted as of June 30, 2026 and December 31, 2025, respectively.

	Fair Value as of		As of June 30, 2026
(Amounts in thousands)	June 30, 2026	December 31, 2025	Notional Amount	Capped Rate	Expiration Date
Interest rate cap related to:
Rego Park shopping center mortgage loan (included in other assets)	$11	$3	$175,000	(1)	12/26

(1)SOFR cap strike rate of 4.50%.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of June 30, 2026 and December 31, 2025, respectively.

	As of June 30, 2026		As of December 31, 2025
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$131,834	$131,834	$94,978	$94,978
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$840,522	$788,814	$836,691	$783,004

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
11.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share, including the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$155,362	$6,120	$160,024	$18,432

Weighted average shares outstanding – basic and diluted	5,137,549	5,134,599	5,136,757	5,134,069

Net income per common share – basic and diluted	$30.24	$1.19	$31.15	$3.59

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.Segment Information
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
Below is a summary of financial information for the three and six months ended June 30, 2026 and 2025.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)		2026	2025	2026	2025
	Rental revenues	$54,711	$51,589	$108,123	$106,504
	Real estate tax expense	(15,568)	(14,758)	(31,673)	(29,684)
	Other segment expenses (1)	(11,175)	(11,176)	(24,050)	(21,814)
	Total operating expenses	(26,743)	(25,934)	(55,723)	(51,498)
	NOI	$27,968	$25,655	$52,400	$55,006

(1)	Includes various expenses associated with operating our properties including but not limited to ground rent, insurance, repairs and maintenance and utilities.
Below is a reconciliation of NOI to net income for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
NOI	$27,968	$25,655	$52,400	$55,006
Interest and debt expense	(10,796)	(12,801)	(21,525)	(23,595)
Interest and other income	1,684	3,928	3,130	7,873
General and administrative	(3,266)	(1,955)	(4,979)	(3,546)
Depreciation and amortization	(8,230)	(8,707)	(17,004)	(17,306)
Net gain on sale of real estate	148,002	—	148,002	—
Net income	$155,362	$6,120	$160,024	$18,432

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of June 30, 2026, the related consolidated statements of income, comprehensive income, and changes in equity, for the three and six-month periods ended June 30, 2026 and 2025, and statement of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 3, 2026

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2026. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. For the six months ended June 30, 2026, there were no material changes to these estimates or policies.

Overview
Alexander’s, Inc. (NYSE: ALX) is a real estate investment trust (“REIT”), incorporated in Delaware, engaged in leasing, managing, developing and redeveloping its properties. All references to “we,” “us,” “our,” “Company” and “Alexander’s” refer to Alexander’s, Inc. and its consolidated subsidiaries. We are managed by, and our properties are leased and developed by, Vornado Realty Trust (“Vornado”) (NYSE: VNO). We have four properties in New York City.
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
Quarter Ended June 30, 2026 Financial Results Summary
Net income for the quarter ended June 30, 2026 was $155,362,000, or $30.24 per diluted share, compared to $6,120,000 or $1.19 per diluted share in the prior year’s quarter. Net income for the quarter ended June 30, 2026 included $148,002,000, or $28.81 per diluted share, of income as a result of a net gain from the sale of the Rego Park I property.
Funds from operations (“FFO”) (non-GAAP) for the quarter ended June 30, 2026 was $15,538,000, or $3.02 per diluted share, compared to $14,762,000 or $2.88 per diluted share in the prior year’s quarter.
Six Months Ended June 30, 2026 Financial Results Summary
Net income for the six months ended June 30, 2026 was $160,024,000, or $31.15 per diluted share, compared to $18,432,000 or $3.59 per diluted share in the prior year’s six months. Net income for the six months ended June 30, 2026 included $148,002,000, or $28.81 per diluted share, of income as a result of a net gain from the sale of the Rego Park I property.
FFO (non-GAAP) for the six months ended June 30, 2026 was $28,902,000, or $5.63 per diluted share, compared to $35,604,000 or $6.93 per diluted share in the prior year’s six months.

Overview - continued
Square Footage, Occupancy and Leasing Activity
Our portfolio is comprised of four properties aggregating 2,110,000 square feet. As of June 30, 2026, the commercial occupancy rate was 94.6% and the residential occupancy rate was 97.4%.
On June 26, 2026, we entered into a lease modification agreement with a 135,000 square foot tenant at our Rego Park shopping center providing options for us and the tenant to early terminate the lease in August 2026, subject to a payment of approximately $29,000,000 from the tenant. Simultaneously, we entered into a 15-year lease, plus renewal options, with Target for that space.
On January 31, 2025, Home Depot’s 83,000 square foot lease at the retail portion of our 731 Lexington Avenue property expired. Annual rental revenues from Home Depot were approximately $15,000,000.
Bloomberg L.P. (“Bloomberg”) leases approximately 952,000 square feet at our 731 Lexington Avenue property and accounted for revenue of $65,229,000 and $64,446,000 for the six months ended June 30, 2026 and 2025, respectively, representing approximately 60% and 61% of our rental revenues in each period, respectively. No other tenant accounted for more than 10% of our rental revenues. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
In May 2024, Alexander’s and Bloomberg entered into an agreement to extend Bloomberg’s leases that were scheduled to expire in February 2029 for a term of eleven years to February 2040. In connection with the lease extension, Bloomberg was entitled to a $113,618,000 tenant fund which is accounted for as a lease incentive under GAAP. Accordingly, there was an initial deferred lease incentive asset of $113,618,000, which is amortized as a reduction to rental revenues over the remaining term of the lease, and a corresponding liability. These amounts are included in “Deferred leasing costs, net” and “Lease incentive liability,” on our consolidated balance sheets. On March 31, 2026, Alexander’s and Bloomberg entered into a lease amendment providing Bloomberg with a rent abatement of $56,809,000 for the period of April 1, 2026 to December 1, 2026, which reduces the tenant fund by a corresponding amount over that period from $113,618,000 to $56,809,000.
Real Estate Sale
On May 28, 2026, we completed the sale of our Rego Park I property, located in Queens, New York, for $235,500,000, with total proceeds of $202,750,000, net of costs, and a financial statement gain of $148,002,000.

Results of Operations – Three Months Ended June 30, 2026, compared to June 30, 2025
Rental Revenues
Rental revenues were $54,711,000 for the three months ended June 30, 2026, compared to $51,589,000 for the prior year’s three months, an increase of $3,122,000. This was primarily due to (i) $1,699,000 of higher straight-line revenue resulting from a tenant lease modification and $1,501,000 of higher rental revenue from new leases at the Rego Park shopping center, (ii) $1,654,000 of higher operating expense recoveries from higher operating expenses and (iii) $415,000 of higher lease termination fee income, partially offset by (iv) $1,243,000 of lower rental revenue from retail tenant expirations at 731 Lexington Avenue and (v) $1,104,000 of lower rental revenue from lease expirations at Rego Park I.
Operating Expenses
Operating expenses were $26,743,000 for the three months ended June 30, 2026, compared to $25,934,000 for the prior year’s three months, an increase of $809,000. This was primarily due to (i) $786,000 of higher operating expenses subject to recovery, including common area maintenance and real estate taxes and (ii) $696,000 of lower capitalized expenses, partially offset by (iii) $879,000 of lower operating expenses at Rego Park I.
Depreciation and Amortization
Depreciation and amortization was $8,230,000 for the three months ended June 30, 2026, compared to $8,707,000 for the prior year’s three months, a decrease of $477,000. This was primarily due to the cessation of depreciation at Rego Park I that began in the first quarter of 2026 upon classification of the property as held for sale, partially offset by higher depreciation expense on capital costs for new leases at the Rego Park shopping center.
General and Administrative Expenses
General and administrative expenses were $3,266,000 for the three months ended June 30, 2026, compared to $1,955,000 for the prior year’s three months, an increase of $1,311,000. This was primarily due to $1,062,000 of higher professional fees and $263,000 of higher stock-based compensation expense from an increase in the amount of deferred stock units granted to our Board of Directors in the current year’s quarter.
Interest and Other Income
Interest and other income was $1,684,000 for the three months ended June 30, 2026, compared to $3,928,000 for the prior year’s three months, a decrease of $2,244,000. This was primarily due to a decrease in average investment balances and interest rates.
Interest and Debt Expense
Interest and debt expense was $10,796,000 for the three months ended June 30, 2026, compared to $12,801,000 for the prior year’s three months, a decrease of $2,005,000. This was primarily due to (i) $2,502,000 of lower interest expense from the 731 Lexington Avenue retail loan restructuring in December 2025 and (ii) $441,000 of lower interest expense from the Rego Park shopping center loan refinancing in December 2025, partially offset by (iii) $1,155,000 from the expiration of the 731 Lexington Avenue retail interest rate swap in May 2025.
Net Gain on Sale of Real Estate
Net gain on sale of real estate was $148,002,000 for the three months ended June 30, 2026, resulting from the sale of the Rego Park I property in May 2026.

Results of Operations – Six Months Ended June 30, 2026, compared to June 30, 2025
Rental Revenues
Rental revenues were $108,123,000 for the six months ended June 30, 2026, compared to $106,504,000 for the prior year’s six months, an increase of $1,619,000. This was primarily due to (i) $2,958,000 of higher rental revenue from new leases and $1,699,000 of higher straight-line revenue resulting from a tenant lease modification at the Rego Park shopping center, (ii) $3,334,000 of higher operating expense recoveries from higher operating expenses and (iii) $433,000 of higher lease termination fee income, partially offset by (iv) $3,360,000 of lower rental revenue from Home Depot’s lease expiration and other retail tenant expirations at 731 Lexington Avenue, (v) $2,064,000 of lower rental revenue from lease expirations at Rego Park I and (vi) $1,551,000 of payments received in the prior year for tenant receivables that were previously written off.
Operating Expenses
Operating expenses were $55,723,000 for the six months ended June 30, 2026, compared to $51,498,000 for the prior year’s six months, an increase of $4,225,000. This was primarily due to (i) $1,697,000 of higher operating expenses subject to recovery, including common area maintenance and real estate taxes, (ii) $1,595,000 of lower capitalized expenses and (iii) $931,000 of higher operating expenses not subject to recovery.
Depreciation and Amortization
Depreciation and amortization was $17,004,000 for the six months ended June 30, 2026, compared to $17,306,000 for the prior year’s six months, a decrease of $302,000. This was primarily due to the cessation of depreciation at Rego Park I that began in the first quarter of 2026 upon classification of the property as held for sale, partially offset by higher depreciation expense on capital costs for new leases at the Rego Park shopping center.
General and Administrative Expenses
General and administrative expenses were $4,979,000 for the six months ended June 30, 2026, compared to $3,546,000 for the prior year’s six months, an increase of $1,433,000. This was primarily due to $1,188,000 of higher professional fees and $263,000 of higher stock-based compensation expense from an increase in the amount of deferred stock units granted to our Board of Directors in the current year.
Interest and Other Income
Interest and other income was $3,130,000 for the six months ended June 30, 2026, compared to $7,873,000 for the prior year’s six months, a decrease of $4,743,000. This was primarily due to a decrease in average investment balances and interest rates.
Interest and Debt Expense
Interest and debt expense was $21,525,000 for the six months ended June 30, 2026, compared to $23,595,000 for the prior year’s six months, a decrease of $2,070,000. This was primarily due to (i) $4,979,000 of lower interest expense from the 731 Lexington Avenue retail loan restructuring in December 2025 and (ii) $847,000 of lower interest expense from the Rego Park shopping center loan refinancing in December 2025, partially offset by (iii) $4,220,000 from the expiration of the 731 Lexington Avenue retail interest rate swap in May 2025.
Net Gain on Sale of Real Estate
Net gain on sale of real estate was $148,002,000 for the six months ended June 30, 2026, resulting from the sale of the Rego Park I property in May 2026.

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
As of June 30, 2026, we had $358,345,000 of liquidity comprised of cash and cash equivalents and restricted cash. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
For the Six Months Ended June 30, 2026
Cash and cash equivalents and restricted cash were $358,345,000 as of June 30, 2026, compared to $192,225,000 as of December 31, 2025, an increase of $166,120,000. This increase resulted from (i) $199,339,000 of net cash provided by investing activities and (ii) $13,005,000 of net cash provided by operating activities, partially offset by (iii) $46,224,000 of net cash used in financing activities.
Net cash provided by investing activities of $199,339,000 was comprised of (i) $205,819,000 of proceeds from sale of real estate, partially offset by (ii) $6,480,000 of construction in progress and real estate additions.
Net cash used in financing activities of $46,224,000 was comprised of dividends paid.
Net cash provided by operating activities of $13,005,000 was comprised of (i) net income of $160,024,000, partially offset by (ii) adjustments for non-cash items of $121,563,000 and (iii) the net change in operating assets and liabilities of $25,456,000. The adjustments for non-cash items were comprised of (i) net gain on sale of real estate of $148,002,000 and (ii) straight-lining of rents of $566,000, partially offset by (iii) depreciation and amortization (including amortization of debt issuance costs) of $18,292,000, (iv) PIK interest expense of $3,832,000, (v) amortization of deferred lease incentives of $3,541,000, (vi) other non-cash adjustments of $681,000, (vii) stock-based compensation of $656,000 and (viii) interest rate cap premium amortization of $3,000.
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
Net cash provided by operating activities of $59,287,000 was comprised of (i) net income of $18,432,000, (ii) adjustments for non-cash items of $25,958,000 and (iii) the net change in operating assets and liabilities of $14,897,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $18,888,000, (ii) amortization of deferred lease incentives of $3,654,000, (iii) straight-lining of rents of $2,018,000, (iv) other non-cash adjustments of $682,000, (v) stock-based compensation expense of $394,000 and (vi) interest rate cap premium amortization of $322,000.

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
FFO (non-GAAP) for the three and six months ended June 30, 2026 and 2025
FFO (non-GAAP) for the three months ended June 30, 2026 was $15,538,000, or $3.02 per diluted share, compared to $14,762,000 or $2.88 per diluted share in the prior year’s three months.
FFO (non-GAAP) for the six months ended June 30, 2026 was $28,902,000, or $5.63 per diluted share, compared to $35,604,000 or $6.93 per diluted share in the prior year’s six months.
The following table reconciles our net income to FFO (non-GAAP):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(Amounts in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$155,362	$6,120	$160,024	$18,432
Net gain on sale of real estate	(148,002)	—	(148,002)	—
Depreciation and amortization of real property	8,178	8,642	16,880	17,172
FFO (non-GAAP)	$15,538	$14,762	$28,902	$35,604

FFO per diluted share (non-GAAP)	$3.02	$2.88	$5.63	$6.93

Weighted average shares used in computing FFO per diluted share	5,137,549	5,134,599	5,136,757	5,134,069

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2026			2025
(Amounts in thousands, except per share amounts)	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$175,000	5.62%	$1,750	$175,000	5.72%
Fixed Rate(1)	665,522	4.58%	—	661,691	4.58%
	$840,522	4.79%	$1,750	$836,691	4.82%

Total effect on diluted earnings per share			$0.34

(1)Includes the 731 Lexington Avenue retail condominium C-Note loan balance of $171,522 and $167,691 as of June 30, 2026 and December 31, 2025, respectively, including PIK interest of $4,022 and $191, respectively.
We have an interest rate cap relating to the mortgage loan on the Rego Park shopping center with a notional amount of $175,000,000 that caps SOFR at 4.50% through December 2026.
Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of June 30, 2026 and December 31, 2025, the estimated fair value of our consolidated debt was $788,814,000 and $783,004,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
10.1	+	-	Form of Alexander’s, Inc. 2026 Omnibus Stock Plan Deferred Stock Unit Grant Agreement between the Company and certain employees	*

10.2	+	-	Alexander’s, Inc. 2026 Omnibus Stock Plan	**

15.1		-	Letter regarding unaudited interim financial information	***

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	***

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	***

32.1		-	Section 1350 Certification of the Chief Executive Officer	***

32.2		-	Section 1350 Certification of the Chief Financial Officer	***

101		-
The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104		-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted as iXBRL and contained in Exhibit 101
__________________
	*		Incorporated by reference from Form 8-K filed on May 21, 2026.
	**		Incorporated by reference to Annex A to the Alexander’s, Inc. definitive proxy statement on Schedule 14A for its 2026 Annual Meeting of Stockholders filed on April 7, 2026.
	***		Filed herewith.
	+		Management contract or compensatory agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: August 3, 2026	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)