Form 10-Q
period 2026-09-30
ALEXANDERS INC
filed 2026-11-02
CIK 3499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2026, there were 5,107,290 shares of common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	September 30, 2026	December 31, 2025
Real estate, at cost:
Land	$30,624	$32,271
Buildings and leasehold improvements	975,172	1,069,350
Development and construction in progress	1,074	2,150
Total	1,006,870	1,103,771
Accumulated depreciation and amortization	(442,919)	(473,141)
Real estate, net	563,951	630,630
Cash and cash equivalents	299,789	128,167
Restricted cash	49,344	64,058
Tenant and other receivables	3,537	4,109
Receivable arising from the straight-lining of rents	103,458	109,078
Deferred leasing costs, net, including unamortized leasing fees to Vornado of $19,371 and $20,649, respectively	143,941	152,914
Other assets	34,298	21,752
	$1,198,318	$1,110,708

LIABILITIES AND EQUITY
Mortgages payable, net of deferred debt issuance costs	$837,164	$829,451
Amounts due to Vornado	1,359	134
Accounts payable and accrued expenses	35,939	36,538
Lease incentive liability	73,825	113,618
Other liabilities	22,138	21,811
Total liabilities	970,425	1,001,552

Commitments and contingencies

Preferred stock: $1.00 par value per share; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock: $1.00 par value per share; authorized, 10,000,000 shares; issued, 5,173,450 shares; outstanding, 5,107,290 shares	5,173	5,173
Additional capital	35,815	35,159
Retained earnings	187,277	69,201
Accumulated other comprehensive loss	(4)	(9)
	228,261	109,524
Treasury stock: 66,160 shares, at cost	(368)	(368)
Total equity	227,893	109,156
	$1,198,318	$1,110,708

See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Rental revenues	$72,056	$53,424	$180,179	$159,928
EXPENSES
Operating, including fees to Vornado of $1,422, $1,253, $4,947 and $4,435, respectively	(25,885)	(26,693)	(81,608)	(78,191)
Depreciation and amortization	(8,975)	(9,018)	(25,979)	(26,324)
General and administrative, including management fees to Vornado of $685, $610, $1,930 and $1,830, respectively	(1,988)	(1,349)	(6,967)	(4,895)
Total expenses	(36,848)	(37,060)	(114,554)	(109,410)

Interest and other income	3,129	3,682	6,259	11,555
Interest and debt expense	(10,933)	(14,078)	(32,458)	(37,673)
Net gain on sale of real estate	—	—	148,002	—
Net income	$27,404	$5,968	$187,428	$24,400

Net income per common share - basic and diluted	$5.33	$1.16	$36.48	$4.75

Weighted average shares outstanding - basic and diluted	5,139,491	5,135,956	5,137,678	5,134,705
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$27,404	$5,968	$187,428	$24,400
Other comprehensive (loss) income:
Change in fair value of interest rate derivatives	(6)	23	5	(4,013)
Comprehensive income	$27,398	$5,991	$187,433	$20,387
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(Amounts in thousands, except per share amounts)

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Three Months Ended September 30, 2026
Balance, June 30, 2026	5,173	$5,173	$35,815	$183,001	$2	$(368)	$223,623
Net income	—	—	—	27,404	—	—	27,404
Dividends paid ($4.50 per common share)	—	—	—	(23,128)	—	—	(23,128)
Change in fair value of interest rate derivative	—	—	—	—	(6)	—	(6)
Balance, September 30, 2026	5,173	$5,173	$35,815	$187,277	$(4)	$(368)	$227,893

For the Three Months Ended September 30, 2025
Balance, June 30, 2025	5,173	$5,173	$35,159	$105,632	$(149)	$(368)	$145,447
Net income	—	—	—	5,968	—	—	5,968
Dividends paid ($4.50 per common share)	—	—	—	(23,112)	—	—	(23,112)
Change in fair value of interest rate derivatives	—	—	—	—	23	—	23
Balance, September 30, 2025	5,173	$5,173	$35,159	$88,488	$(126)	$(368)	$128,326

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
	Common Stock
	Shares	Amount

For the Nine Months Ended September 30, 2026
Balance, December 31, 2025	5,173	$5,173	$35,159	$69,201	$(9)	$(368)	$109,156
Net income	—	—	—	187,428	—	—	187,428
Dividends paid ($13.50 per common share)	—	—	—	(69,352)	—	—	(69,352)
Change in fair value of interest rate derivative	—	—	—	—	5	—	5
Deferred stock unit grants	—	—	656	—	—	—	656
Balance, September 30, 2026	5,173	$5,173	$35,815	$187,277	$(4)	$(368)	$227,893

For the Nine Months Ended September 30, 2025
Balance, December 31, 2024	5,173	$5,173	$34,765	$133,402	$3,887	$(368)	$176,859
Net income	—	—	—	24,400	—	—	24,400
Dividends paid ($13.50 per common share)	—	—	—	(69,314)	—	—	(69,314)
Change in fair value of interest rate derivatives	—	—	—	—	(4,013)	—	(4,013)
Deferred stock unit grants	—	—	394	—	—	—	394
Balance, September 30, 2025	5,173	$5,173	$35,159	$88,488	$(126)	$(368)	$128,326
See notes to consolidated financial statements (unaudited).

ALEXANDER’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	For the Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2026	2025
Net income	$187,428	$24,400
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of real estate	(148,002)	—
Depreciation and amortization, including amortization of debt issuance costs	27,912	28,709
PIK interest expense	5,779	—
Amortization of deferred lease incentives	5,359	5,509
Stock-based compensation expense	656	394
Straight-lining of rents	5,620	2,105
Interest rate cap premium amortization	6	470
Other non-cash adjustments	1,020	1,020
Change in operating assets and liabilities:
Tenant and other receivables	572	771
Other assets	(17,451)	(19,271)
Amounts due to Vornado	1,259	(497)
Accounts payable and accrued expenses	(437)	7,925
Lease incentive liability	(39,793)	(1,500)
Other liabilities	(15)	(15)
Net cash provided by operating activities	29,913	50,020

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	205,819	—
Construction in progress and real estate additions	(9,472)	(18,986)
Net cash provided by (used in) investing activities	196,347	(18,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(69,352)	(69,314)
Debt repayments	—	(3,189)
Debt issuance costs	—	(109)
Net cash used in financing activities	(69,352)	(72,612)

Net increase (decrease) in cash and cash equivalents and restricted cash	156,908	(41,578)
Cash and cash equivalents and restricted cash at beginning of period	192,225	393,836
Cash and cash equivalents and restricted cash at end of period	$349,133	$352,258

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$128,167	$338,532
Restricted cash at beginning of period	64,058	55,304
Cash and cash equivalents and restricted cash at beginning of period	$192,225	$393,836

Cash and cash equivalents at end of period	$299,789	$286,142
Restricted cash at end of period	49,344	66,116
Cash and cash equivalents and restricted cash at end of period	$349,133	$352,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$24,796	$34,052

NON-CASH TRANSACTIONS
Liability for real estate additions, including $182 in 2025 for development fees due to Vornado	$135	$1,157
Write-off of fully depreciated assets	81	—
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current period presentation.
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

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.Revenue Recognition
The following is a summary of revenue sources for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Lease revenues	$69,316	$50,944	$172,518	$153,172
Parking revenue	1,043	1,214	3,470	3,628
Tenant services	1,697	1,266	4,191	3,128
Rental revenues	$72,056	$53,424	$180,179	$159,928
The components of lease revenues for the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Fixed lease revenues	$52,106	$33,922	$120,967	$102,285
Variable lease revenues	17,210	17,022	51,551	50,887
Lease revenues	$69,316	$50,944	$172,518	$153,172

Bloomberg L.P. (“Bloomberg”) leases approximately 952,000 square feet at our 731 Lexington Avenue property and accounted for revenue of $99,004,000 and $96,655,000 for the nine months ended September 30, 2026 and 2025, respectively, representing approximately 55% and 60% of our rental revenues in each period, respectively. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
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
On June 26, 2026, we entered into a lease modification agreement with Kohl’s for its 135,000 square foot store at our Rego Park shopping center providing options for us and Kohl’s to early terminate the lease in August 2026, subject to a termination payment of approximately $29,000,000 from Kohl’s. Simultaneously, we entered into a 15-year lease, plus renewal options, with Target for that space. On August 2, 2026, Kohl’s terminated its lease and paid the remaining $25,100,000 of the $29,000,000 termination payment.
Other than Bloomberg and Kohl’s (due to the recognition of the termination payment), no other tenant accounted for more than 10% of our rental revenues for the three and nine months ended September 30, 2026.
5.Real Estate Sale
On May 28, 2026, we completed the sale of our Rego Park I property, located in Queens, New York, for $235,500,000, with total proceeds of $202,750,000, net of costs, and a financial statement gain of $148,002,000.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.Related Party Transactions
Vornado
As of September 30, 2026, Vornado owned 32.4% of our outstanding common stock. We are managed by, and our properties are leased and developed by, Vornado, pursuant to the agreements described below, which expire in March of each year and are automatically renewable.
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
The following is a summary of fees earned by Vornado under the various agreements discussed above.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Company management fees	$700	$700	$2,100	$2,100
Development fees	—	182	144	808
Leasing fees	633	303	1,155	545
Commission on sale of real estate	—	—	2,355	—
Property management, cleaning, engineering, parking and security fees	1,387	1,117	4,678	4,040
	$2,720	$2,302	$10,432	$7,493
As of September 30, 2026, the amounts due to Vornado were $633,000 for leasing fees and $726,000 for management, property management, cleaning, engineering and security fees. As of December 31, 2025, the amounts due to Vornado were $100,000 for leasing fees and $34,000 for development fees.

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.Mortgages Payable
The following is a summary of our outstanding mortgages payable as of September 30, 2026 and December 31, 2025. We may refinance our maturing debt as it comes due or choose to pay it down.

		Interest Rate as of September 30, 2026	Balance as of
(Amounts in thousands)	Maturity		September 30, 2026	December 31, 2025
First mortgages secured by:
731 Lexington Avenue, office condominium	Oct. 09, 2028	5.04%	$400,000	$400,000
Rego Park shopping center (1)(2)	Dec. 05, 2030	5.69%	175,000	175,000
731 Lexington Avenue, retail condominium (3)	Dec. 23, 2035	4.55%	173,470	167,691
The Alexander apartment tower	Nov. 01, 2027	2.63%	94,000	94,000
Total			842,470	836,691
Deferred debt issuance costs, net of accumulated amortization of $7,195 and $5,263, respectively			(5,306)	(7,240)
			$837,164	$829,451
(1)Interest rate listed represents the rate in effect as of September 30, 2026 based on SOFR as of contractual reset date plus contractual spread, adjusted for hedging instruments as applicable.
(2)Interest at SOFR plus 2.00% (SOFR is capped at a rate of 4.50% through December 2026).
(3)Includes PIK interest of $5,970 and $191 as of September 30, 2026 and December 31, 2025, respectively. See below for further discussion.

The retail portion of 731 Lexington Avenue is encumbered by a mortgage loan of $300,000,000 which matures in December 2035. The loan was initially split into (i) a $132,500,000 senior A-Note held by a wholly owned subsidiary of Alexander’s, which bears interest at a fixed rate of 7.00% and (ii) a $167,500,000 junior C-Note held by third party lenders, which accrues PIK interest at 4.55%. In addition, Alexander’s funds operating shortfalls, interest on the A-Note and capital for re-leasing at the property through a B-Note, which is junior to the A-Note and senior to the C-Note. The B-Note bears interest at a fixed rate of 13.50%, except for loan amounts above $65,000,000 used to pay interest on the A-Note, which will bear interest at a fixed rate of 7.00%. As of September 30, 2026, the B-Note balance is approximately $6,666,000.

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
In May 2026, we granted each of the members of our Board of Directors 505 DSUs with a market value of $125,000 per grant. The grant date fair value of these awards was $93,750 per grant, or $656,000 in the aggregate, in accordance with ASC 718. The DSUs entitle the holders to receive shares of the Company’s common stock without payment of any consideration. The DSUs vested immediately and, accordingly, were expensed on the date of grant, but the shares of common stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors or until a later date selected by the grantee. As of September 30, 2026, there were 3,535 DSUs outstanding and 496,465 shares were available for future grant under the 2026 Plan.

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
Financial Assets and Liabilities Measured at Fair Value
Financial assets measured at fair value on our consolidated balance sheets consisted of an interest rate cap, which is presented in the tables below based on its level in the fair value hierarchy. There were no financial liabilities measured at fair value as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap (included in other assets)	$1	$—	$1	$—

	As of December 31, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap (included in other assets)	$3	$—	$3	$—
Interest Rate Derivatives
We recognize the fair value of all interest rate derivatives in “other assets” or “other liabilities” on our consolidated balance sheets and since our interest rate derivative has been designated as a cash flow hedge, changes in the fair value are recognized in other comprehensive income. The table below summarizes our interest rate derivative, which hedges the interest rate risk attributable to the variable rate debt noted as of September 30, 2026 and December 31, 2025, respectively.

	Fair Value as of		As of September 30, 2026
(Amounts in thousands)	September 30, 2026	December 31, 2025	Notional Amount	Capped Rate	Expiration Date
Interest rate cap related to:
Rego Park shopping center mortgage loan (included in other assets)	$1	$3	$175,000	(1)	12/26

(1)SOFR cap strike rate of 4.50%.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents and mortgages payable. Cash equivalents are carried at cost, which approximates fair value due to their short-term maturities and are classified as Level 1. The fair value of our mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist, and is classified as Level 2. The table below summarizes the carrying amount and fair value of these financial instruments as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026		As of December 31, 2025
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash equivalents	$126,489	$126,489	$94,978	$94,978
Liabilities:
Mortgages payable (excluding deferred debt issuance costs, net)	$842,470	$778,049	$836,691	$783,004

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a deductible of $326,000 and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
Other
We are the lessee under a ground lease at our Flushing property that expires in January 2037. Our subtenant, New World Mall LLC (“New World Mall”), subleases the property from us for a term that is coterminous with our ground lease. Based on an August 2026 arbitration panel determination of the fair market rental value of the ground lease, effective February 2027, our annual ground rent will increase from $800,000 to $5,400,000, and New World Mall’s annual rent will increase from $3,700,000 to $6,600,000. Refer to Note 7 - Leases in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not currently expected to have a material adverse effect on our financial position, results of operations or cash flows. There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not currently expected to have a material adverse effect on our financial position, results of operations or cash flows.
11.Earnings Per Share
The following table sets forth the computation of basic and diluted income per share, including the number of shares used in computing basic and diluted income per share. Basic income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period. Diluted income per share is determined using the weighted average shares of common stock (including deferred stock units) outstanding during the period, and assumes all potentially dilutive securities were converted into common shares at the earliest date possible. There were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$27,404	$5,968	$187,428	$24,400

Weighted average shares outstanding – basic and diluted	5,139,491	5,135,956	5,137,678	5,134,705

Net income per common share – basic and diluted	$5.33	$1.16	$36.48	$4.75

ALEXANDER’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.Segment Information
We have determined that our properties, which are considered our operating segments, have similar economic characteristics and meet the criteria that permit these operating segments to be aggregated into one reportable segment (the leasing, management, development and redevelopment of properties in New York City). Net operating income (“NOI”) represents total revenues less operating expenses. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who considers NOI to be the financial measure of segment profit and loss for making decisions on how to allocate resources and assessing the performance of the reportable segment. Asset information by segment is not reported as the CODM does not use this measure to assess segment performance or to make resource allocation decisions.
Below is a summary of financial information for the three and nine months ended September 30, 2026 and 2025.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)		2026	2025	2026	2025
	Rental revenues	$72,056	$53,424	$180,179	$159,928
	Real estate tax expense	(14,507)	(15,755)	(46,180)	(45,439)
	Other segment expenses (1)	(11,378)	(10,938)	(35,428)	(32,752)
	Total operating expenses	(25,885)	(26,693)	(81,608)	(78,191)
	NOI	$46,171	$26,731	$98,571	$81,737

(1)	Includes various expenses associated with operating our properties including but not limited to ground rent, insurance, repairs and maintenance and utilities.
Below is a reconciliation of NOI to net income for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
NOI	$46,171	$26,731	$98,571	$81,737
Interest and debt expense	(10,933)	(14,078)	(32,458)	(37,673)
Interest and other income	3,129	3,682	6,259	11,555
General and administrative	(1,988)	(1,349)	(6,967)	(4,895)
Depreciation and amortization	(8,975)	(9,018)	(25,979)	(26,324)
Net gain on sale of real estate	—	—	148,002	—
Net income	$27,404	$5,968	$187,428	$24,400

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander’s, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Alexander’s, Inc. and subsidiaries (the “Company”) as of September 30, 2026, the related consolidated statements of income, comprehensive income, and changes in equity, for the three and nine-month periods ended September 30, 2026 and 2025, and statement of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2026

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and nine months ended September 30, 2026. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year.
Critical Accounting Estimates and Significant Accounting Policies
A summary of the critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. For the nine months ended September 30, 2026, there were no material changes to these estimates or policies.

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
Three Months Ended September 30, 2026 Financial Results Summary
Net income for the three months ended September 30, 2026 was $27,404,000, or $5.33 per diluted share, compared to $5,968,000 or $1.16 per diluted share in the prior year’s three months.
Funds from operations (“FFO”) (non-GAAP) for the three months ended September 30, 2026 was $36,349,000, or $7.07 per diluted share, compared to $14,920,000 or $2.91 per diluted share in the prior year’s three months.
Nine Months Ended September 30, 2026 Financial Results Summary
Net income for the nine months ended September 30, 2026 was $187,428,000, or $36.48 per diluted share, compared to $24,400,000 or $4.75 per diluted share in the prior year’s nine months. Net income for the nine months ended September 30, 2026 included $148,002,000, or $28.81 per diluted share, of income as a result of a net gain from the sale of the Rego Park I property.
FFO (non-GAAP) for the nine months ended September 30, 2026 was $65,251,000, or $12.70 per diluted share, compared to $50,524,000 or $9.84 per diluted share in the prior year’s nine months.

Overview - continued
Square Footage, Occupancy and Leasing Activity
Our portfolio is comprised of four properties aggregating 2,106,000 square feet. As of September 30, 2026, the commercial occupancy rate was 94.6% and the residential occupancy rate was 98.1%.
Bloomberg L.P. (“Bloomberg”) leases approximately 952,000 square feet at our 731 Lexington Avenue property and accounted for revenue of $99,004,000 and $96,655,000 for the nine months ended September 30, 2026 and 2025, respectively, representing approximately 55% and 60% of our rental revenues in each period, respectively. If we were to lose Bloomberg as a tenant, or if Bloomberg were to be unable to fulfill its obligations under its lease, it would adversely affect our results of operations and financial condition. In order to assist us in our continuing assessment of Bloomberg’s creditworthiness, we receive certain confidential financial information and metrics from Bloomberg. In addition, we access and evaluate financial information regarding Bloomberg from other private sources, as well as publicly available data.
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
On June 26, 2026, we entered into a lease modification agreement with Kohl’s for its 135,000 square foot store at our Rego Park shopping center providing options for us and Kohl’s to early terminate the lease in August 2026, subject to a termination payment of approximately $29,000,000 from Kohl’s. Simultaneously, we entered into a 15-year lease, plus renewal options, with Target for that space. On August 2, 2026, Kohl’s terminated its lease and paid the remaining $25,100,000 of the $29,000,000 termination payment.
Other than Bloomberg and Kohl’s (due to the recognition of the termination payment), no other tenant accounted for more than 10% of our rental revenues for the three and nine months ended September 30, 2026.
Real Estate Sale
On May 28, 2026, we completed the sale of our Rego Park I property, located in Queens, New York, for $235,500,000, with total proceeds of $202,750,000, net of costs, and a financial statement gain of $148,002,000.

Results of Operations – Three Months Ended September 30, 2026, compared to September 30, 2025
Rental Revenues
Rental revenues were $72,056,000 for the three months ended September 30, 2026, compared to $53,424,000 for the prior year’s three months, an increase of $18,632,000. This was primarily due to (i) $18,800,000 of higher straight-line revenue resulting from Kohl’s lease modification at the Rego Park shopping center and (ii) $1,142,000 of higher operating expense recoveries from higher operating expenses, partially offset by (iii) $1,039,000 of lower rental revenue from retail tenant expirations at 731 Lexington Avenue.
Operating Expenses
Operating expenses were $25,885,000 for the three months ended September 30, 2026, compared to $26,693,000 for the prior year’s three months, a decrease of $808,000. This was primarily due to (i) $2,621,000 of lower operating expenses from the sale of Rego Park I and (ii) $626,000 of higher capitalized expenses, partially offset by (iii) $1,263,000 of higher operating expenses subject to recovery, including common area maintenance and real estate taxes and (iv) $1,174,000 of higher operating expenses not subject to recovery.
Depreciation and Amortization
Depreciation and amortization was $8,975,000 for the three months ended September 30, 2026, compared to $9,018,000 for the prior year’s three months, a decrease of $43,000. This was primarily due to the cessation of depreciation at Rego Park I that began in the first quarter of 2026 upon classification of the property as held for sale, partially offset by higher depreciation expense on capital costs for new leases at the Rego Park shopping center.
General and Administrative Expenses
General and administrative expenses were $1,988,000 for the three months ended September 30, 2026, compared to $1,349,000 for the prior year’s three months, an increase of $639,000. This was primarily due to higher professional fees.
Interest and Other Income
Interest and other income was $3,129,000 for the three months ended September 30, 2026, compared to $3,682,000 for the prior year’s three months, a decrease of $553,000. This was primarily due to a decrease in average interest rates on investment balances.
Interest and Debt Expense
Interest and debt expense was $10,933,000 for the three months ended September 30, 2026, compared to $14,078,000 for the prior year’s three months, a decrease of $3,145,000. This was primarily due to (i) $2,520,000 of lower interest expense from the 731 Lexington Avenue retail loan restructuring in December 2025 and (ii) $403,000 of lower interest expense from the Rego Park shopping center loan refinancing in December 2025.

Results of Operations – Nine Months Ended September 30, 2026, compared to September 30, 2025
Rental Revenues
Rental revenues were $180,179,000 for the nine months ended September 30, 2026, compared to $159,928,000 for the prior year’s nine months, an increase of $20,251,000. This was primarily due to (i) $20,500,000 of higher straight-line revenue resulting from Kohl’s lease modification and $3,473,000 of higher straight-line rental revenue from new leases at the Rego Park shopping center, (ii) $4,290,000 of higher operating expense recoveries from higher operating expenses and (iii) $399,000 of higher lease termination fee income, partially offset by (iv) $4,072,000 of lower rental revenue from Home Depot’s lease expiration and other retail tenant expirations at 731 Lexington Avenue, (v) $3,367,000 of lower rental revenue from the sale of Rego Park I and (vi) $1,551,000 of payments received in the prior year for tenant receivables that were previously written off.
Operating Expenses
Operating expenses were $81,608,000 for the nine months ended September 30, 2026, compared to $78,191,000 for the prior year’s nine months, an increase of $3,417,000. This was primarily due to (i) $3,846,000 of higher operating expenses subject to recovery, including common area maintenance and real estate taxes, (ii) $2,138,000 of higher operating expenses not subject to recovery and (iii) $969,000 of lower capitalized expenses, partially offset by (iv) $3,539,000 of lower operating expenses from the sale of Rego Park I.
Depreciation and Amortization
Depreciation and amortization was $25,979,000 for the nine months ended September 30, 2026, compared to $26,324,000 for the prior year’s nine months, a decrease of $345,000. This was primarily due to the cessation of depreciation at Rego Park I in 2026 upon classification of the property as held for sale, partially offset by higher depreciation expense on capital costs for new leases at the Rego Park shopping center.
General and Administrative Expenses
General and administrative expenses were $6,967,000 for the nine months ended September 30, 2026, compared to $4,895,000 for the prior year’s nine months, an increase of $2,072,000. This was primarily due to (i) $1,688,000 of higher professional fees and (ii) $262,000 of higher stock-based compensation expense from an increase in the value of deferred stock units granted to our Board of Directors in the current year.
Interest and Other Income
Interest and other income was $6,259,000 for the nine months ended September 30, 2026, compared to $11,555,000 for the prior year’s nine months, a decrease of $5,296,000. This was primarily due to a decrease in average interest rates on investment balances.
Interest and Debt Expense
Interest and debt expense was $32,458,000 for the nine months ended September 30, 2026, compared to $37,673,000 for the prior year’s nine months, a decrease of $5,215,000. This was primarily due to (i) $7,499,000 of lower interest expense from the 731 Lexington Avenue retail loan restructuring in December 2025 and (ii) $978,000 of lower interest expense from the Rego Park shopping center loan refinancing in December 2025, partially offset by (iii) $4,220,000 from the expiration of the 731 Lexington Avenue retail interest rate swap in May 2025.
Net Gain on Sale of Real Estate
Net gain on sale of real estate was $148,002,000 for the nine months ended September 30, 2026, resulting from the sale of the Rego Park I property in May 2026.

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
As of September 30, 2026, we had $349,133,000 of liquidity comprised of cash and cash equivalents and restricted cash. The ongoing challenges posed by fluctuations in interest rates and the effects of inflation could adversely affect our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months, together with existing cash balances, will be adequate to fund our business operations, cash dividends to stockholders, debt service and capital expenditures. We may refinance our maturing debt as it comes due or choose to pay it down. However, there can be no assurance that additional financing or capital will be available to refinance our debt, or that the terms will be acceptable or advantageous to us.
For the Nine Months Ended September 30, 2026
Cash and cash equivalents and restricted cash were $349,133,000 as of September 30, 2026, compared to $192,225,000 as of December 31, 2025, an increase of $156,908,000. This increase resulted from (i) $196,347,000 of net cash provided by investing activities and (ii) $29,913,000 of net cash provided by operating activities, partially offset by (iii) $69,352,000 of net cash used in financing activities.
Net cash provided by investing activities of $196,347,000 was comprised of (i) $205,819,000 of proceeds from the sale of real estate, partially offset by (ii) $9,472,000 of construction in progress and real estate additions.
Net cash provided by operating activities of $29,913,000 was comprised of (i) net income of $187,428,000, partially offset by (ii) adjustments for non-cash items of $101,650,000 and (iii) the net change in operating assets and liabilities of $55,865,000. The adjustments for non-cash items were comprised of (i) the net gain on sale of real estate of $148,002,000, partially offset by (ii) depreciation and amortization (including amortization of debt issuance costs) of $27,912,000, (iii) PIK interest expense of $5,779,000, (iv) straight-lining of rents of $5,620,000, (v) amortization of deferred lease incentives of $5,359,000, (vi) other non-cash adjustments of $1,020,000, (vii) stock-based compensation of $656,000 and (viii) interest rate cap premium amortization of $6,000.
Net cash used in financing activities of $69,352,000 was comprised of dividends paid.
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
Net cash provided by operating activities of $50,020,000 was comprised of (i) net income of $24,400,000 and (ii) adjustments for non-cash items of $38,207,000, partially offset by (iii) the net change in operating assets and liabilities of $12,587,000. The adjustments for non-cash items were comprised of (i) depreciation and amortization (including amortization of debt issuance costs) of $28,709,000, (ii) amortization of deferred lease incentives of $5,509,000, (iii) straight-lining of rents of $2,105,000, (iv) other non-cash adjustments of $1,020,000, (v) interest rate cap premium amortization of $470,000 and (vi) stock-based compensation expense of $394,000.

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
Fifty Ninth Street Insurance Company, LLC (“FNSIC”), our wholly owned consolidated subsidiary, acts as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027. Coverage for acts of terrorism (including NBCR acts) is up to $1.7 billion per occurrence and in the aggregate. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to FNSIC. For NBCR acts, FNSIC is responsible for a deductible of $326,000 and 20% of the balance of a covered loss, and the Federal government is responsible for the remaining 80% of a covered loss. We are ultimately responsible for any loss incurred by FNSIC.
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
Other
We are the lessee under a ground lease at our Flushing property that expires in January 2037. Our subtenant, New World Mall LLC (“New World Mall”), subleases the property from us for a term that is coterminous with our ground lease. Based on an August 2026 arbitration panel determination of the fair market rental value of the ground lease, effective February 2027, our annual ground rent will increase from $800,000 to $5,400,000, and New World Mall’s annual rent will increase from $3,700,000 to $6,600,000. Refer to Note 7 - Leases in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not currently expected to have a material adverse effect on our financial position, results of operations or cash flows. There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not currently expected to have a material adverse effect on our financial position, results of operations or cash flows.

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
FFO (non-GAAP) for the three and nine months ended September 30, 2026 and 2025
FFO (non-GAAP) for the three months ended September 30, 2026 was $36,349,000, or $7.07 per diluted share, compared to $14,920,000 or $2.91 per diluted share in the prior year’s three months.
FFO (non-GAAP) for the nine months ended September 30, 2026 was $65,251,000, or $12.70 per diluted share, compared to $50,524,000 or $9.84 per diluted share in the prior year’s nine months.
The following table reconciles our net income to FFO (non-GAAP):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(Amounts in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$27,404	$5,968	$187,428	$24,400
Net gain on sale of real estate	—	—	(148,002)	—
Depreciation and amortization of real property	8,945	8,952	25,825	26,124
FFO (non-GAAP)	$36,349	$14,920	$65,251	$50,524

FFO per diluted share (non-GAAP)	$7.07	$2.91	$12.70	$9.84

Weighted average shares used in computing FFO per diluted share	5,139,491	5,135,956	5,137,678	5,134,705

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2026			2025
(Amounts in thousands, except per share amounts)	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Variable Rate	$175,000	5.69%	$1,750	$175,000	5.72%
Fixed Rate(1)	667,470	4.58%	—	661,691	4.58%
	$842,470	4.81%	$1,750	$836,691	4.82%

Total effect on diluted earnings per share			$0.34

(1)Includes the 731 Lexington Avenue retail condominium C-Note loan balance of $173,470 and $167,691 as of September 30, 2026 and December 31, 2025, respectively, including PIK interest of $5,970 and $191, respectively.
We have an interest rate cap relating to the mortgage loan on the Rego Park shopping center with a notional amount of $175,000,000 that caps SOFR at 4.50% through December 2026.
Fair Value of Debt
The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. As of September 30, 2026 and December 31, 2025, the estimated fair value of our consolidated debt was $778,049,000 and $783,004,000, respectively. Our fair value estimates, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

PART II.OTHER INFORMATION

Item 1.Legal Proceedings
There are various legal actions brought against us from time-to-time in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not currently expected to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A.Risk Factors

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in item 408 of Regulation S-K).
Item 6.Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.
15.1		-	Letter regarding unaudited interim financial information	*

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer	*

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer	*

32.1		-	Section 1350 Certification of the Chief Executive Officer	*

32.2		-	Section 1350 Certification of the Chief Financial Officer	*

101		-
The following financial information from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows and (vi) the notes to the consolidated financial statements

104		-	The cover page from the Alexander’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted as iXBRL and contained in Exhibit 101
__________________
	*		Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER’S, INC.
(Registrant)

Date: November 2, 2026	By:	/s/ Gary Hansen
Gary Hansen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)